Form 10-Q
period 2015-06-30
Audax Credit BDC Inc.
filed 2015-08-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 814-01154

AUDAX CREDIT BDC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-3039124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 HUNTINGTON AVENUE
BOSTON, MASSACHUSSETS	02199
(Address of principal executive office)	(Zip Code)

(617) 859-1500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The registrant had 1,100,100 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2015.

AUDAX CREDIT BDC INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)

	Statements of Assets and Liabilities as of June 30, 2015 (unaudited) and February 17, 2015	2
	Statements of Operations for the three months ended June 30, 2015 and for the period from January 29, 2015 (date of inception) to June 30, 2015 (unaudited)	3
	Statement of Changes in Net Assets for the period from January 29, 2015 to June 30, 2015 (unaudited)	4
	Statement of Cash Flows for the period from January 29, 2015 to June 30, 2015 (unaudited)	5
	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Overview	16
	Results of Operations	16
	Financial Condition, Liquidity and Capital Resources	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

Audax Credit BDC Inc.

Statements of Assets and Liabilities

June 30, 2015 and February 17, 2015

(Expressed in U.S. Dollars)

	June 30, 2015	February 17, 2015
	(unaudited)	(audited)

Assets
Cash and cash equivalents	$1,000	$1,000
Deferred offering costs	58,456	-
Total assets	$59,456	$1,000

Liabilities
Accrued expenses and other liabilities	$118,070	$255,685
Fee due to the administrator(a)	7,198	-
Payable due to related party(a)	381,338	-
Fees due to directors	90,000	-
Total liabilities	$596,606	$255,685
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 100 shares issued and outstanding	$-	$-
Capital in excess of par value	1,000	1,000
Accumulated net investment loss	(538,150)	(255,685)
Total Net Assets	$(537,150)	$(254,685)

Net Asset Value per Share of Common Stock at End of Period	$(5,371.50)	$(2,546.85)

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 7-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

For the three months ended June 30, 2015 and the period from January 29, 2015 (Date of Inception) to June 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

		For the Period from
	For the Three	January 29, 2015
	Months Ended	(Date of Inception) to
	June 30, 2015	June 30, 2015

Investment Income
Interest income	$-	$-
Total investment income	$-	$-

Expenses
Administrative fee(a)	$7,198	$7,198
Organizational costs	14,024	300,664
Directors' fees	90,000	90,000
Professional fees	97,667	132,667
Other expenses	1,742	7,621
Total expenses	$210,631	$538,150

Net Investment Loss	(210,631)	(538,150)

Net Decrease in Net Assets Resulting From Operations	$(210,631)	$(538,150)

Basic and Diluted per Share of Common Stock:
Net investment loss	$(2,106.31)	$(5,381.50)
Net decrease in net assets resulting from operations	$(2,106.31)	$(5,381.50)

Weighted average shares of common stock outstanding: basic and diluted	100	100

(a)	Refer to Note 4-Related Party Transactions for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statement of Changes in Net Assets

For the period from January 29, 2015 (Date of Inception) to June 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

For Period January 29,
2015 (Date of Inception) to
June 30, 2015

Operations
Net investment loss	$(538,150)
Net decrease in net assets resulting from operations	(538,150)

Capital Share Transactions:
Issuance of common stock	1,000

Net Decrease in Net Assets	(537,150)
Net Assets, Beginning of Period	-

Net Assets, End of Period	$(537,150)

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statement of Cash Flows

For the period from January 29, 2015 (Date of Inception) to June 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

For Period January 29,
2015 (Date of Inception) to
June 30, 2015

Cash Flows from Operating Activities:
Net investment loss	$(538,150)
Adjustments to reconcile net decrease in net assets resulting from operations to net used in operating activities:
Increase in deferred offering costs	(58,456)
Increase in accrued expenses and other liabilities	118,070
Increase in fees due to the administrator(a)	7,198
Increase in payables due to related party(a)	381,338
Increase in fees due to directors	90,000
Net cash used in operating activities	-

Cash Flows from Financing Activities:
Issuance of shares of Common Stock	1,000
Net cash provided by financing activities	1,000
Net Increase in Cash and Cash Equivalents	1,000

Cash and Cash Equivalents
Cash and cash equivalents, beginning of the period	-
Cash and cash equivalents, end of the period	$1,000

(a)	Refer to Note 4-Related Party Transactions for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Notes to Financial Statements (unaudited)

June 30, 2015

(Expressed in U.S Dollars)

Note 1. Organization

Audax Credit BDC Inc. (the “Company”) is a Delaware corporation which was formed on January 29, 2015. The Company is an externally-managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

As of June 30, 2015, the Company had not commenced operations. The Company was formed for the purpose of investing primarily in the debt of leveraged, non-investment grade middle market companies, with the principal objective of generating income and capital appreciation. The Company’s investment strategy is to invest primarily in first lien senior secured loans and selectively in second lien loans to middle market companies.

Audax Management Company (NY), LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended.

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of the Financial Accounting Standard Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”).

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management of the Company, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2015. The accounting records of the Company are maintained in U.S dollars.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and these differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents, including money market mutual funds, are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at June 30, 2015 and February 17, 2015. The cash is not subject to any restrictions for withdrawal.

Organization and Offering Expenses

The Company incurred organizational costs of $14,024 and $300,664 for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015, respectively. Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed on the Company’s statement of operations, as incurred. The Company also incurred offering costs of $58,456 and $0 as of June 30, 2015 and February 17, 2015, respectively. The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form 10. The Company will capitalize these expenses and amortize on a straight-line basis.

Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses incurred by the Adviser may be reimbursed by the Company.

Investment Valuation Policy

The Company will conduct the valuation of the Company’s assets, pursuant to which the Company’s net asset value will be determined, at all times consistent with GAAP and the 1940 Act. The Company’s Board of Directors, with the assistance of the Company’s Audit Committee, will determine the fair value of the Company’s assets, for assets with a public market, daily, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurement and Disclosures (“ASC 820”). The Company’s valuation procedures are set forth in more detail below.

ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same – to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1 — Inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company will not adjust the quoted price for these instruments, even in situations where the Company hold a large position and a sale could reasonably impact the quoted price.

Level 2 — Inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Pursuant to the framework set forth above, the Company will value securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of its investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets.

Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company will determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company will use the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or the Company’s Board of Directors, does not represent fair value, will each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process used to determine the applicable value will be as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs; (ii) preliminary valuation conclusions are documented and discussed with the Company’s senior management and members of the Company’s Adviser’s valuation team; (iii) the Company’s Audit Committee will review the assessments of the Adviser and provide the Company’s Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and (iv) the Company’s Board of Directors will discuss the valuation recommendations of the Company’s Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser.

The Company’s Audit Committee’s recommendation of fair value will generally be based on its assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s actual and expected earnings and discounted cash flow;

•	prevailing interest rates for like securities and expected volatility in future interest rates;

•	the markets in which the issuer does business and recent economic and/or market events; and

•	comparisons to publicly traded securities.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale; and

•	securities affected by significant events.

The Company’s Board of Directors will be ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s financial statements.

Refer to Note 3 — Investments in the notes to the Company’s accompanying financial statements included elsewhere in this report for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the amortization of original issue discounts (“OID”), is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible.

The Company expects to hold in the future loans in the portfolio that contain OID and payment-in-kind (“PIK”) provisions. The Company recognizes OID for loans originally issued at a discount and recognizes the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation. Therefore, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain the ability to be taxed as a RIC, the Company may need to pay out both of OID and PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash on either.

As of June 30, 2015 and February 17, 2015, the Company did not hold any investments.

Other Income Recognition

The Company generally records prepayment fees upon receipt of cash.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees and dividend income are both recorded in other income in the accompanying Statement of Operations.

The Company did not record any other income for the three months ended June 30, 2015 and the period from January 29, 2015 (date of inception) through June 30, 2015.

Note 3. Investments

The Company did not hold any investments as of June 30, 2015 and February 17, 2015.

Note 4. Related Party Transactions

Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Advisory Agreement”) with the Adviser. In accordance with the Advisory Agreement, the Company pays the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee (the “Incentive Fee”). The services the Adviser provides to the Company, subject to the overall supervision of the Company’s Board of Directors, includes managing the day-to-day operations of, and providing investment services to, the Company.

Management Fee

The base management fee is calculated at an annual rate of 1.0% of the Company’s average gross assets including cash and any temporary investments in cash-equivalents, including, U.S government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment, payable quarterly in arrears on a calendar quarter basis. As the Company has not commenced operations, there has been no management fee recorded within the accompanying Statement of operations from January 29, 2015 (date of inception) through June 30, 2015.

Incentive Fee

The Incentive Fee has two parts, as follows: one is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement, and any interest expense on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee).

The Company determines pre-incentive fee net investment income in accordance with GAAP, including, in the case of investments with a deferred interest feature, such as OID, debt instruments with PIK, interest and zero coupon securities, accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.0% per quarter (4.0% annualized). The Company determines its average gross assets during each fiscal quarter and calculates the base management fee payable with respect to such amount at the end of each fiscal quarter.  As a result, a portion of the Company’s net investment income is included in its gross assets for the period between the date on which such income is earned and the date on which such income is distributed. Therefore, the Company’s net investment income used to calculate part of the Incentive Fee is also included in the amount of the Company’s gross assets used to calculate the 1% annual base management fee. The Company will pay its Adviser an Incentive Fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no amount will be paid on the income-portion of the Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle of 1.0% (4.0% annualized);

•	100% of the Company’s Pre-incentive fee net investment income with respect to that portion of such Pre-incentive fee net investment income, if any that exceeds the hurdle rate but is less than 1.1765 % in any calendar quarter. The Company refers to this portion of its Pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.1765%) as the “catch-up” provision. The catch-up is meant to provide the Company’s Adviser with 15.0% of the Pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.1765% in any calendar quarter; and

•	15.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.1765% in any calendar quarter (4.0% annualized) will be payable to the Company’s Adviser.

The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15% of the Company’s realized capital gains, if any, on a cumulative basis from the effectiveness of the Registration Statement through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain Incentive Fees with respect to each of the investments in the Company’s portfolio. However, the Incentive Fee determined as of December 31, 2015 will be calculated for a period of shorter than 12 calendar months (commencing on the date of effectiveness of the Registration Statement through December 31, 2015) to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the effectiveness of the Registration Statement.

Administrative Fee

The Company has also entered into an administration agreement (the “Administration Agreement”) with Audax Management Company, LLC (the “Administrator”) under which the Administrator will provide administrative services to the Company. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement, including facilities, office equipment and the Company’s allocable portion of cost of compensation and related expenses of it Chief Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. Such costs are reflected as Administrator expenses in the accompanying Statement of Operations.

The Company accrued an administrative fee of $7,198 for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015.

Related Party Fees

As of June 30, 2015, the Company had an outstanding balance of $381,338 due to the Adviser for expenses paid on behalf of the Company. As of February 17, 2015, the Company had $255,685 in accrued expenses and other liabilities. Subsequent to February 17, 2015, these expenses were paid by the Adviser on behalf of the Company.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Common Stock for the three months ended June 30, 2015:

		For the Period from
		January 29, 2015
	Three Months Ended	(Date of Inception) to
	June 30,	June 30, 2015
	2015	2014
Numerator for basic and diluted net decrease in net assets resulting from operations per share of common stock	$(210,631)	$(538,150)
Denominator for basic and diluted weighted average share of common stock	100	100
Basic and diluted net decrease in net assets resulting from operations per share of common stock	$(2,106.31)	$(5,381.50)

Note 6. Distributions to Common Stockholders

The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any (i.e., “investment company taxable income”), for each taxable year. The amount to be paid out as distributions to the Company’s stockholders is determined by the Company’s Board of Directors quarterly and is based on management’s estimate of the fiscal year earnings. Based on that estimate, the Company’s Board of Directors declares distributions each quarter.

The Company, among other things, intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Although the Company currently intends to distribute its net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, recognized in respect of each taxable year, as dividends out of the Company’s assets legally available for distribution, the Company in the future may decide to retain such net capital gains for investment. Additionally, depending on the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income in excess of current year distributions into the next taxable year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company shall accrue excise tax, if any, on estimated excess taxable income as such excess taxable income is earned.

The Company evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During the period from January 29, 2015 (date of inception) to June 30, 2015 there were no tax expenses and no interest and penalties were incurred.

Note 7. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of which may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the consolidated schedule of portfolio investments. Unfunded loan commitments and funded portions of credit agreements are fair valued and unrealized appreciation or depreciation, if any, will be included in the accompanying Statement of Assets and Liabilities and Statement of Operations.

At June 30, 2015 and February 17, 2015, the Company did not have any unfunded commitments.

Note 8. Financial Highlights

	For the three months ended June 30, 2015	For the period January 29, 2015 (date of inception) to June 30, 2015
Per Share Data:
Net asset value, beginning of period(a)	$(3,265.19)	$-
Net investment loss(b)	(2,106.31)	(5,381.50)
Effect of equity capital activity
Equity contribution(c)	-	10.00
Net asset value at end of period	(5,371.50)	(5,371.50)
Total return(d)	(2,241.75)%	(3,997.92)%
Shares of common stock outstanding at end of period	100	100

Statement of Assets and Liabilites Data:
Net assets at end of period	$(537,150)	$(537,150)
Average net assets(e)	(481,106)	(337,254)

Ratio/Supplemental Data:
Ratio of expenses to average net assets-annualized(f)	(175.12)%	(319.14)%
Ratio of net expenses to average net assets- annualized(g)	(175.12)%	(319.14)%
Ratio of net investment loss to average net assets- annualized	(175.12)%	(319.14)%

(a)	Based on actual Common Stock outstanding at the end of the corresponding period.
(b)	Based on weighted average basic per share of Common Stock data.
(c)	Original contribution by Audax Group, L.P. was $10 per share.
(d)	Total return is calculated as the net assets resulting from operations divided by the weighted average net assets-annualized for the reporting period.
(e)	Average net assets are computed using the average balance of net assets at the end of each quarter of the reporting period.
(f)	Ratio of expenses to average net assets is computed using expenses before waivers from the Adviser.
(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser.

Note 9. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 10. Subsequent Events

On June 27, 2015, the Company delivered a capital drawdown notice to its investors relating to the sale of 1,100,000 shares of Common Stock for an aggregate offering price of $11 million (the “Private Offering”). The Private Offering closed on July 8, 2015. The Company commenced operations on July 8, 2015, subsequent to the closing of the Private Offering.

On July 8, 2015, the Adviser agreed to waive the right to receive the base management fee to the extent necessary so that the base management fee payable under the Advisory Agreement will be equal to, and calculated in the same manner as if the base management fee otherwise payable by the Company were calculated at an annual rate equal to 65 basis points.

The Adviser also agreed to waive the right to receive the Incentive Fee on pre-incentive fee net investment income to the extent necessary so that, such Incentive Fee will be equal to, and calculated in the same manner as, the corresponding Incentive Fee on pre-incentive fee net investment income, if such Incentive Fee (i) were calculated based upon the Adviser receiving 10% (instead of 15%) of the applicable pre-incentive fee net investment income and (ii) did not include any “catch-up” feature in favor of the Adviser.

The Adviser has agreed to waive the right to receive the Incentive Fee on capital gains to the extent necessary so that, such portion of the Incentive Fee will be equal to, and calculated in the same manner as, the corresponding Incentive Fee on capital gains, if such portion of the Incentive Fee were calculated based upon the Adviser receiving 10% (instead of 15%).

In addition, the Adviser has agreed to waive the right to receive both components of the Incentive Fees to the extent necessary so that it does not receive Incentive Fees which are attributable to income and gains of the Company that exceed an annualized rate of 12% in any calendar quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, except where the context suggests otherwise, the terms “we,” us,” our” and the “Company” refer to Audax Credit BDC Inc. The information contained in this section should be read in the conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	changes in the general economy;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with our investment adviser, Audax Management Company (NY), LLC (the “Adviser”), and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”); and
•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in the Company’s registration statement on Form 10 (file no. 000-55426) (the “Registration Statement”)..

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section of our Registration Statement entitled “Item 1A. Risk Factors” and elsewhere in our Registration Statement. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

OVERVIEW

Audax Credit BDC, Inc. is a Delaware corporation which was formed on January 29, 2015. We are externally-managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in senior secured debt of privately owned U.S. middle-market companies. For purposes of this report, we define “middle market companies” to be companies that, in general, generate less than $500 million in annual revenue or less than $75 million of annual earnings before interest, taxes, depreciation and amortization (“EBITDA”), and we define “broadly syndicated loans” to be, in general, loans to companies generating substantially more than $50 million of annual EBITDA.

Although we have no present intention of doing so, we may decide to incur indebtedness, for the purpose of funding investments and for general corporate purposes, which we refer to as “leverage.” If we do incur leverage, however, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Specifically, as a BDC we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

As of June 30, 2015, the Company has not commenced operations and therefore, does not hold any investments.

RESULTS OF OPERATIONS

Revenue

We plan to generate revenue in the form of interest on the debt securities that we hold in our portfolio companies. We expect that the senior debt we invest in will generally have stated terms of three to ten years. Our senior debt investments are generally expected to bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions, although we do not expect to do so. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as income for U.S. financial reporting purposes.

As of June 30, 2015, the Company had not commenced operations and therefore had not recorded any revenue for the period from January 29, 2015 through June 30, 2015.

Since our formation on January 29, 2015, the Company has incurred expenses related to its formation, registration, and offerings of our Common Stock. We incurred organizational costs of $14,024 and $300,664 for the three months ended June 30, 2015 and for the period from January 29, 2015 (date of inception) to June 30, 2015, respectively.

The Company also incurred expenses related to professional fees, independent directors and other expenses. During the three months ended June 30, 2015 and for the period from January 29, 2015 (date of inception) to June 30, 2015, we incurred professional fees of $97,667 and $132,667, respectively related to audit and tax fees. We also incurred expenses related to annual fee paid to our independent directors of $90,000 for the three months ended June 30, 2015 and for the period from January 29, 2015 (date of inception) to June 30, 2015.

Reimbursement of the Administrator for Administrative Services

We reimburse our Administrator for the administrative expenses necessary for its performance of services to us. As of June 30, 2015, we had $7,198 due to our Administrator.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We intend to generate cash primarily from the net proceeds of any offering of our Common Stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses and cash distributions to our stockholders.

Operating Activities

As of June 30, 2015, we have not commenced operations and therefore the net cash used in operating activities derived from expenses incurred related to the formation, registration, and offerings of our shares. The net cash used in operating activities was $0.

Financing Activities

Net cash provided by our financing activities for the period from January 29, 2015 through June 30, 2015 was $1,000 from the purchase of 100 of shares of Common Stock at $10 per share by Audax Group, L.P., in conjunction with our formation.

Distributions to Stockholders – Common Stock Distributions

We intend to elect to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute as dividends to our stockholders, we are required to distribute to our stockholders on an annual basis of an amount at least equal to 90% of our investment company taxable income. To avoid a 4% excise tax on undistributed earnings, we are required to distribute in respect of each calendar year dividends of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we paid no federal income tax. We intend to make distributions to stockholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board of Directors and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We have not made any distributions through June 30, 2015.

Related Party Fees

As of June 30, 2015, the Company had an outstanding balance of $381,338 due to the Adviser for expenses paid on behalf of the Company. As of February 17, 2015, the Company had $255,685 in accrued expenses and other liabilities. Subsequent to February 17, 2015, these expenses were paid by the Adviser on behalf of the Company.

Tender Offers

We do not currently intend to list our Common Stock on any securities exchange and do not expect a public market for them to develop in the foreseeable future. Therefore, stockholders should not expect to be able to sell their Common Stock promptly or at a desired price. To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct an annual tender offer. Our tenders for Common Stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. No tender offers have been commenced.

CRITICAL ACCOUNTING POLICIES

This discussion of our expected operating plans is based upon our expected financial statements, which will be prepared in accordance with GAAP. The preparation of these financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

Valuation of Investments

We will conduct the valuation of our assets, pursuant to which our net asset value will be determined, at all times consistent with the GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee, will determine the fair value of our assets, for assets with a public market, daily, and for assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurement and Disclosures (“ASC 820”). Our valuation procedures are set forth in more detail below.

ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same – to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1 — Inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. We will not adjust the quoted price for these instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2 — Inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Pursuant to the framework set forth above, we will value securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. We may also obtain quotes with respect to certain of our investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, we will determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we will use the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or our Board of Directors, does not represent fair value, will each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process used to determine the applicable value will be as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs; (ii) preliminary valuation conclusions are documented and discussed with our senior management and members of our Adviser’s valuation team; (iii) our Audit Committee will review the assessments of the Adviser and provide our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and (iv) our Board of Directors will discuss the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser.

Our Audit Committee’s recommendation of fair value will generally be based on its assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s actual and expected earnings and discounted cash flow;

•	prevailing interest rates for like securities and expected volatility in future interest rates;

•	the markets in which the issuer does business and recent economic and/or market events; and

•	comparisons to publicly traded securities.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale; and

•	securities affected by significant events.

Our Board of Directors will be ultimately responsible for the determination, in good faith, of the fair value of our portfolio investments.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Refer to Note 3 — Investments in the notes to our accompanying financial statements included elsewhere in this report for additional information regarding fair value measurements and our application of ASC 820.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

PIK Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be included in the amounts paid out by us to stockholders in the form of dividends, even if we have not collected any cash.

Organization and Offering Expenses

The Company incurred organizational costs of $14,024 and $300,664 for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015, respectively. Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed on the Company’s statement of operations, as incurred. The Company also incurred offering costs of $58,456 and $0 as of June 30, 2015 and February 17, 2015, respectively. The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form 10. The Company will capitalize these expenses and amortize on a straight-line basis.

U.S. Federal Income Taxes

We intend to elect to be taxed as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that we distribute to our stockholders from our taxable earnings and profits. To obtain and maintain our RIC tax treatment, we must meet certain source-of-income and asset diversification requirements as well as distribute at least 90% of our investment company taxable income in respect of each taxable year to the holders of our Common Stock.

RECENT DEVELOPMENTS

On June 27, 2015, we delivered a capital drawdown notice to our investors relating to the sale of 1,100,000 shares of Common Stock for an aggregate offering price of $11 million (the “Private Offering”). The Private Offering closed on July 8, 2015. The Company commenced operations on July 8, 2015, subsequent to the closing of the Private Offering.

On July 8, 2015, our Adviser agreed to waive the right to receive the base management fee under the Advisory Agreement to the extent necessary so that the base management fee payable under the Advisory Agreement will be equal to, and calculated in the same manner as if the base management fee otherwise payable by us were calculated at an annual rate equal to, 65 basis points.

The Adviser also agreed to waive the right to receive the Incentive Fee on pre-incentive fee net investment income to the extent necessary so that, such Incentive Fee will be equal to, and calculated in the same manner as, the corresponding Incentive Fee on pre-incentive fee net investment income, if such Incentive Fee (i) were calculated based upon the Adviser receiving 10% (instead of 15%) of the applicable pre-incentive fee net investment income and (ii) did not include any “catch-up” feature in favor of the Adviser. The Adviser has agreed to waive the right to receive the Incentive Fee on capital gains to the extent necessary so that, such portion of the Incentive Fee will be equal to, and calculated in the same manner as, the corresponding Incentive Fee on capital gains, if such portion of the Incentive Fee were calculated based upon the Adviser receiving 10% (instead of 15%).

In addition, the Adviser has agreed to waive the right to receive both components of the Incentive Fees to the extent necessary so that it does not receive Incentive Fees which are attributable to our income and gains that exceed an annualized rate of 12% in any calendar quarter.

COMMITMENTS AND CONTINGENCIES

From time to time, we, or the Adviser, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we, nor the Adviser, are currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying Statement of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments.

As of June 30, 2015, we did not have any unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We will be subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2015, all of our assets are in cash or cash equivalents.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

From time to time, we, our Adviser or Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 27, 2015, we delivered a capital drawdown notice to our investors relating to the Private Offering. The Private Offering closed on July 8, 2015.

The Private Offering was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The Company did not engage in general solicitation or advertising with regard to the Private Offering and did not offer securities to the public in connection with such issuance and sale. The investors who purchased Common Stock were all accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10, File No. 000-55426, filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10, File No. 000-55426, filed on April 17, 2015).

4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

10.1	Form of Advisory Agreement (Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

10.3	Form of License Agreement (Incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: August 14, 2015	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 14, 2015	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

