Form 10-Q
period 2015-09-30
Audax Credit BDC Inc.
filed 2015-11-16
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 814-01154

AUDAX CREDIT BDC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-3039124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 HUNTINGTON AVENUE
BOSTON, MASSACHUSETTS	02199
(Address of principal executive office)	(Zip Code)

(617) 859-1500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The registrant had 6,499,394 shares of common stock, par value $0.001 per share, outstanding as of November 16, 2015.

AUDAX CREDIT BDC INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements (unaudited)
	Statements of Assets and Liabilities as of September 30, 2015 (unaudited) and February 17, 2015	2
	Statements of Operations for the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) to September 30, 2015 (unaudited)	3
	Statement of Changes in Net Assets for the period January 29, 2015 (date of inception) to September 30, 2015 (unaudited)	4
	Statement of Cash Flows for the period January 29, 2015 (date of inception) to September 30, 2015 (unaudited)	5
	Schedule of Investments as of September 30, 2015 (unaudited)	6
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	Overview	23
	Results of Operations	24
	Financial Condition, Liquidity and Capital Resources	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION:		32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
SIGNATURES		34

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2015 and February 17, 2015

(Expressed in U.S. Dollars)

	September 30, 2015	February 17, 2015
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $32,669,646 and $0, respectively)	$32,789,637	$-
Cash and cash equivalents	40,253,858	1,000
Deferred offering costs	109,018	-
Interest receivable	84,666	-
Other assets	39,526	-
Total assets	$73,276,705	$1,000

Liabilities
Accrued expenses and other liabilities	$412,091	$255,685
Fee due to administrator(a)	75,323	-
Payable due to related party(a)	55,052	-
Payable for investments purchased	11,382,957	-
Total liabilities	$11,925,423	$255,685
Commitments and contingencies(b)

Net Assets
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 6,499,394 and 100 shares issued and outstanding, respectively	$6,499	$-
Capital in excess of par value	61,994,501	1,000
Accumulated net appreciation on investments	119,991	-
Accumulated net investment loss	(769,709)	(255,685)
Total Net Assets	$61,351,282	$(254,685)
Net Asset Value per Share of Common Stock at End of Period	$9.44	$(2,546.85)

Shares Outstanding	6,499,394	100

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 7-Commitments and Contingencies for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

For the three months ended September 30, 2015 and the period January 29, 2015 (Date of Inception) to September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

		For the period
	For the Three	January 29, 2015
	Months Ended	(Date of Inception) to
	September 30, 2015	September 30, 2015
Investment income
Interest income
Non-Control/Non-Affiliate	$192,098	$192,098
Other	1,998	1,998
Total income	194,096	194,096

Expenses
Management fee(a)	$84,695	$84,695
Administrative fee(a)	68,125	75,323
Organizational costs	4,060	304,724
Directors' fees	45,000	135,000
Professional fees	238,340	371,007
Other expenses	15,078	22,699
Expenses before waivers from Adviser	455,298	993,448
Management fee waivers(a)	(29,643)	(29,643)
Total expenses, net of waivers	425,655	963,805
Net Investment Loss	(231,559)	(769,709)

Unrealized gain on investments
Net change in unrealized appreciation on investments	119,991	119,991

Net unrealized gain on investments	119,991	119,991

Net Decrease in Net Assets Resulting from Operations	$(111,568)	$(649,718)

Basic and Diluted per Share of Common Stock:
Net investment loss	$(0.12)	$(1.07)
Net decrease in net assets resulting from operations	$(0.06)	$(0.90)

Weighted average shares of common stock outstanding basic diluted	1,913,389	721,504

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statement of Changes in Net Assets

For the period January 29, 2015 (Date of Inception) to September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

For Period January 29, 2015 (Date of Inception) to September 30, 2015
Operations
Net investment loss	$(769,709)
Net unrealized appreciation of investments	119,991
Net decrease in net assets resulting from operations	(649,718)

Capital Share Transactions:
Issuance of common stock	62,001,000

Net Decrease in Net Assets	61,351,282
Net Assets, Beginning of Period	-

Net Assets, End of Period	$61,351,282

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statement of Cash Flows

For the period January 29, 2015 (Date of Inception) to September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

For the period January 29, 2015
(Date of Inception) to
September 30, 2015
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(649,718)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(119,991)
Accretion of original issue discount interest	(2,725)
Increase in deferred offering costs	(109,018)
Increase in interest receivable	(84,666)
Increase in other assets	(39,526)
Increase in accrued expenses and other liabilities	412,091
Increase in fee due to administrator(a)	75,323
Increase in payable due to related party(a)	55,052
Increase in payable for investments purchased	11,382,957
Investment activity:
Investments purchased	(32,732,957)
Repayment of bank loans	66,036
Total investment activity	(32,666,921)

Net cash used in operating activities	(21,747,142)

Cash flows from financing activities:
Issuance of shares of Common Stock	62,001,000

Net cash provided by financing activities	62,001,000

Net increase in cash and cash equivalents	40,253,858

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$40,253,858

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (53.4%)(e)(f):

Services: Business
Insight Global, Senior Secured Extended Tranche B Term Loan, 6.00% (Libor + 5.00%), maturity 10/31/21	$1,994,872	$1,999,858	$2,009,833
First Advantage, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 6/30/22	1,000,000	1,000,000	1,000,000
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 10/29/21	997,487	987,513	992,500
Packaging Coordinators, Senior Secured Second Lien Term Loan, 9.00% (Libor + 8.00%), maturity 8/1/22	1,000,000	987,500	990,000

Chemicals, Plastics & Rubber
Pexco, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 8/19/20	1,500,000	1,485,225	1,488,750
Houghton International, Senior Secured Second Lien Term Loan, 9.50% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	1,000,000
PeroxyChem, Senior Secured Initial Term Loan, 6.50% (Prime + 5.50%), maturity 2/28/20	997,459	999,881	997,459

Services: Consumer
Protection 1, Senior Secured Second Lien Term B Loan, 9.75% (Libor + 8.75%), maturity 7/1/22	1,500,000	1,496,265	1,496,250
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 2/21/22	1,500,000	1,485,156	1,488,750

Media: Broadcasting & Subscription
Encompass, Senior Secured Second Lien Tranche B Term Loan, 8.75% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,473,750	1,473,750
Encompass, Senior Secured Tranche B Term Loan, 5.50% (Libor + 4.50%), maturity 6/6/21	997,475	997,475	1,002,462

Capital Equipment
TriMark, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/1/21	997,481	1,001,222	999,975
GlobalLogic, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 5/31/19	999,364	999,364	999,364

Media: Advertising, Printing & Publishing
Vestcom International, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 9/30/21	1,000,000	1,001,227	1,002,500
Vestcom International, Senior Secured Second Lien Term Loan, 8.75% (Libor + 7.75%), maturity 9/30/22	1,000,000	995,105	995,000

Construction & Building
CHI Overhead Doors, Senior Secured Initial Term Loan, 4.75% (Libor + 3.75%), maturity 7/29/22	1,000,000	997,526	998,750
PlayPower, Senior Secured Second Lien Initial Term Loan, 9.75% (Libor + 8.75%), maturity 6/23/22	1,000,000	990,098	992,500

Forest Products & Paper
Hoffmaster Group, Senior Secured Second Lien Initial Term Loan, 10.00% (Libor + 9.00%), maturity 5/9/21	2,000,000	1,967,702	1,990,000

Wholesale
PetroChoice, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/19/22	2,000,000	1,950,001	1,985,000

High Tech Industries
Global Knowledge, Senior Secured Second Lien Initial Term Loan, 10.50% (Libor + 9.50%), maturity 1/20/22	1,000,000	988,750	992,500
EAG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 7/27/17	985,495	980,910	980,567

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/7/22	1,000,000	1,000,000	1,000,000

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/12/21	1,000,000	990,114	992,500

Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 8/21/21	1,000,000	987,648	992,500

Healthcare & Pharmaceuticals
CareCentrix, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/8/21	1,000,000	975,689	992,500

Banking, Finance, Insurance & Real Estate
AmeriLife Group, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 7/10/22	997,500	987,667	990,019

Containers, Packaging & Glass
Tapp Label Company, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 7/6/20	987,500	977,925	980,094

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2015

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Consumer Goods: Durable
5.11 Tactical, Senior Secured Term Facility, 6.00% (Libor + 5.00%), maturity 2/28/20	$968,535	$966,075	$966,114

Total Portfolio Investments(g)		$32,669,646	$32,789,637

(a)	All companies are located in the United States of America
(b)	Percentages represent cash interest rates (which generally indexed off of the 30-day London Interbank Offered Rate ("LIBOR")) in effect at September 30, 2015. Libor rates are subject to interest floors. Due dates represent the contractual maturity date.
(c)	All bank loans are income-producing, unless otherwise noted.
(d)	All investments qualifying assets under Section 55(a) of the Investment Act of 1940, unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	Non—Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments which the ownership percentage is less than 5.0% of the issued and outstanding voting securities.
(g)	At September 30, 2015, the cost of investments for income tax purposes was $32,669,646, the gross unrealized appreciation for federal tax purposes was
$124,125, the gross unrealized depreciation for federal income tax purposes was $4,134, and the net unrealized appreciation was $119,991.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Notes to Financial Statements (unaudited)
September 30, 2015

(Expressed in U.S. Dollars)

Note 1. Organization

Audax Credit BDC Inc. (the “Company”) is a Delaware corporation that was formed on January 29, 2015. The Company is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company commenced business operations on July 8, 2015. The Company has been formed for the purpose of investing primarily in the debt of leveraged, non-investment grade middle market companies, with the principal objective of generating income and capital appreciation. The Company’s investment strategy is to invest primarily in first lien senior secured loans and selectively in second lien loans to middle market companies. The company had limited operations prior to July 8, 2015 related to its organization.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management of the Company, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for future periods. The accounting records of the Company are maintained in U.S. dollars.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at September 30, 2015 and February 17, 2015. The cash is not subject to any restrictions on withdrawal.

Organization and Offering Expenses

The Company incurred organizational costs of $4,060 and $304,724 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, respectively. Organization costs include the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed on the Company’s statement of operations as incurred. The Company also incurred offering costs of $86,902 and $145,358 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, respectively. The Company’s offering costs include legal fees and other costs pertaining to the preparation of the Company’s registration statement on Form 10 (the “Registration Statement”). The Company capitalizes these expenses and amortizes them on a straight-line basis. The amortization is included within professional fees and other expenses within the Statement of Operations and amounted to $36,339 for the period January 29, 2015 to September 30, 2015.

Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses initially incurred by the Adviser, may be reimbursed by the Company.

Investment Valuation Policy

The Company conducts the valuation of the Company’s investments, pursuant to which the Company’s net asset value will be determined, at all times consistent with GAAP and the 1940 Act. The Company’s Board of Directors, with the assistance of the Audit Committee, determines the fair value of the Company’s investments, for investments with a public market, daily, and for investments with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC Topic 820, “Fair Value Measurement and Disclosures,” as amended (“ASC 820”). The Company’s valuation procedures are set forth in more detail below.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1 — Inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company will not adjust the quoted price for these instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Company’s Board of Directors, does not represent fair value, will each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process used to determine the applicable value will be as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs; (ii) preliminary valuation conclusions are documented and discussed with the Company’s senior management and members of the Company’s Adviser’s valuation team; (iii) the Company’s Audit Committee will review the assessments of the Adviser and provide the Company’s Board of Directors with recommendations with respect to the fair value of each investment in the Company’s portfolio; and (iv) the Company’s Board of Directors will discuss the valuation recommendations of the Company’s Audit Committee and determine the fair value of each investment in the Company’s portfolio in good faith based on the input of the Adviser.

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

Refer to Note 3 — Investments for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the amortization of original issue discounts (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible.

The Company currently holds loans in the portfolio that contain OID and expects to hold loans in the future that contain payment-in-kind (“PIK”) provisions. The Company recognizes OID for loans originally issued at a discount and recognizes the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation. Therefore, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain the ability to be taxed as a RIC, the Company may need to pay out of both OID and PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash on either.

As of September 30, 2015, the Company held 17 investments in loans with OID. The Company accrued OID income of $2,725 for both the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015. The unamortized balance of OID investments as of September 30, 2015, totaled $253,522. The Company did not hold any investments as of February 17, 2015.

As of September 30, 2015 and February 17, 2015, the Company held $40,253,858 and $1,000 of cash and cash equivalents, respectively. For the three months ended September 30, 2015 and for the period January 29, 2015 through September 30, 2015, the Company earned $1,998 of interest income related to cash, which is included within the accompanying Statement of Operations.

Other Income Recognition

The Company generally records prepayment fees upon receipt of cash.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees and dividend income are both accrued in other income in the accompanying Statements of Operations.

The Company did not record any other income for the three months ended September 30, 2015 and the period from January 29, 2015 (date of inception) through September 30, 2015.

Note 3. Investments

Fair Value

In accordance with ASC 820, the Company’s investments’ fair value is determined to be the price that would be received for an investment in a current sale, assuming an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date as described in Note 2 - Significant Accounting Policies.

As of September 30, 2015, $17,829,908 of the Company’s investments were valued using Level 3 inputs, and $14,959,729 were valued using Level 2 inputs. The Company did not hold any investments as of February 17, 2015. During the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, there were no investments transferred into or out of Levels 1, 2 or 3.

The following table presents the Company’s investments carried at fair value as of September 30, 2015, by caption on the Company’s accompanying Statements of Assets and Liabilities and by security type. The Company did not hold any investments as of February 17, 2015.

	Assets at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$9,004,729	$13,854,908	$22,859,637
Second lien debt		5,955,000	3,975,000	9,930,000
Total	$-	$14,959,729	$17,829,908	$32,789,637

In accordance with FASB’s Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2015.

The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input. The Company did not hold any Level 3 investments as of February 17, 2015.

	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$11,875,591	Matrix Pricing	Senior Leverage	2.67x - 4.56x	3.88	x
			Total Leverage	2.67x - 6.29x	4.89	x
			Interest Coverage	1.31x - 4.65x	2.55	x
			Debt Service Coverage	0.75x - 3.77x	2.03	x
			TEV Coverage	1.64x - 4.05x	2.63	x
			Liquidity	100.00% - 210.27%	121.20%
			Spread Comparison	400bps - 550bps	484	bps

	1,979,317	Recent Transactions	Transaction Price (% of Par)	100.00% - 100.00%	100.00%

Second lien debt	3,975,000	Matrix Pricing	Senior Leverage	5.01x - 5.60x	5.38	x
			Total Leverage	5.01x - 5.60x	5.38	x
			Interest Coverage	2.14x - 2.50x	2.40	x
			Debt Service Coverage	1.74x - 2.20x	2.01	x
			TEV Coverage	1.42x - 1.82x	1.52	x
			Liquidity	80.69% - 100.00%	87.00%
			Spread Comparison	875bps - 950bps	906	bps
Total	$17,829,908

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.
(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific industry classification. The range may be a single data point when there is only one company represented in a specific industry classification.
(3)	Inputs are weighted based on the fair value of the investments included in the range.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, earnings before interest, taxes, depreciation and amortization (“EBITDA”) or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase or decrease in market yields, discount rates or leverage or a decrease in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding decrease or increase, respectively, in the fair value of certain of the Company’s investments.

The following tables provide the changes in fair value, broken out by security type, during the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015 for all investments for which the Company’s determine fair value using unobservable (Level 3) factors.

	First lien	Second lien
Three Months Ended September 30, 2015	debt	debt	Total
Fair Value as of June 30, 2015	$-	$-	$-
Total gains:
Net unrealized appreciation(a)	71,609	28,451	100,060
New investments, repayments and settlements:(b)
Purchases	13,841,864	3,946,250	17,788,114
Settlements/repayments	(60,970)	-	(60,970)
Net amortization of premiums, discounts and fees	2,405	299	2,704
Fair Value as of September 30, 2015	$13,854,908	$3,975,000	$17,829,908

(a)	Included in net unrealized appreciation on the accompanying Statements of Operations for the three months ended September 30, 2015.
(b)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

	First lien	Second lien
For the period January 29, 2015 through September 30, 2015	debt	debt	Total
Fair Value as of January 29, 2015	$-	$-	$-
Total gains:
Net unrealized appreciation(a)	71,609	28,451	100,060
New investments, repayments and settlements:(b)
Purchases	13,841,864	3,946,250	17,788,114
Settlements/repayments	(60,970)	-	(60,970)
Net amortization of premiums, discounts and fees	2,405	299	2,704
Fair Value as of September 30, 2015	$13,854,908	$3,975,000	$17,829,908

(a)	Included in net unrealized appreciation on the accompanying Statements of Operations for the period January 29, 2015 (date of inception) through September 30, 2015.
(b)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activities – For the period from January 29, 2015 (date of inception) through September 30, 2015

The Company held a total of 28 syndicated investments with an aggregate fair value of $32,789,637 as of September 30, 2015. The Company did not hold any investments as of February 17, 2015. During the three months ended September 30, 2015, the Company invested in 28 new syndicated investments for a combined $32,789,637.

Investment Concentrations

As of September 30, 2015, the Company investment portfolio consisted of investments in 26 companies located in 13 states across 17 different industries, with an aggregate fair value of $32,789,637. The five largest investments at fair value as of September 30, 2015 totaled $8,969,833, or 27.36% of the Company’s total investment portfolio as of such date. The Company did not hold any investments as of February 17, 2015. As of September 30, 2015, the Company average investment by obligor was $1,256,525 at cost. The following table outlines the Company’s investments by security type as of September 30, 2015:

	September 30, 2015
		Percentage of		Percentage of
		Total		Total
	Cost	Investments	Fair Value	Investments
First lien debt	$22,770,476	69.70%	$22,859,637	69.72%
Second lien debt	9,899,170	30.30%	9,930,000	30.28%
Total Investments	$32,669,646	100.00%	$32,789,637	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2015:

	September 30, 2015
		Percentage of
	Fair Value	Total Investments
Services: Business	$4,992,333	15.23%
Chemicals, Plastics & Rubber	3,486,209	10.63
Services: Consumer	2,985,000	9.10
Media: Broadcasting & Subscription	2,476,212	7.55
Capital Equipment	1,999,339	6.10
Media: Advertising, Printing & Publishing	1,997,500	6.09
Construction & Building	1,991,250	6.07
Forest Products & Paper	1,990,000	6.07
Wholesale	1,985,000	6.05
High Tech Industries	1,973,067	6.02
Aerospace & Defense	1,000,000	3.05
Media: Diversified & Production	992,500	3.03
Beverage, Food & Tabacco	992,500	3.03
Healthcare & Pharmaceuticals	992,500	3.03
Banking, Finance, Insurance & Real Estate	990,019	3.02
Containers, Packaging & Glass	980,094	2.99
Consumer Goods: Durable	966,114	2.94
	$32,789,637	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2015:

	September 30, 2015
		Percentage
		of Total
Geographic Region	Fair Value	Investments

Southeast	$7,964,814	24.29%
Northeast	7,957,434	24.27
Midwest	5,477,500	16.70
West	4,918,639	15.00
Southwest	2,488,750	7.59
South	1,997,500	6.09
East	1,985,000	6.06
Total Investments	$32,789,637	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2015:

For the Fiscal Years Ending December 31:	Amount
2015	$53,978
2016	251,014
2017	1,105,961
2018	192,992
2019	1,192,357
Thereafter	30,126,866
Total contractual repayments	32,923,168
Adjustments to cost basis on debt investments(a)	(253,522)
Total Cost Basis of Investments Held at September 30, 2015:	$32,669,646

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

The Adviser has agreed to waive the right to receive the base management fee to the extent necessary so that the base management fee payable under the Advisory Agreement will be equal to, and calculated in the same manner as if the base management fee otherwise payable by the Company were calculated at an annual rate equal to 0.65% (instead of an annual rate of 1.00%).

For the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, the Company recorded management fees and waivers to the management fees of $84,695 and $29,643, respectively as set forth within the accompanying Statements of Operations.

Incentive Fee

The Incentive Fee has two parts, as follows: one is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee).

The Company determines pre-incentive fee net investment income in accordance with GAAP, including, in the case of investments with a deferred interest feature, such as OID, debt instruments with PIK interest and zero coupon securities, accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.0% per quarter (4.0% annualized). The Company determines its average gross assets during each fiscal quarter and calculates the base management fee payable with respect to such amount at the end of each fiscal quarter.  As a result, a portion of the Company’s net investment income is included in its gross assets for the period between the date on which such income is earned and the date on which such income is distributed. Therefore, the Company’s net investment income used to calculate part of the Incentive Fee is also included in the amount of the Company’s gross assets used to calculate the 1% annual base management fee. The Company will pay its Adviser an Incentive Fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no amount will be paid on the income-portion of the Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle of 1.0% (4.0% annualized);

•	100% of the Company’s Pre-incentive fee net investment income with respect to that portion of such Pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.1765 % in any calendar quarter. The Company refers to this portion of its Pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.1765%) as the “catch-up” provision. The catch-up is meant to provide the Company’s Adviser with 15.0% of the Pre-incentive fee net investment income as if a hurdle rate did not apply if net investment income exceeds 1.1765% in any calendar quarter; and

•	15.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.1765% in any calendar quarter (4.0% annualized) will be payable to the Company’s Adviser.

The Adviser has agreed to waive its right to receive the Incentive Fee on pre-incentive fee net investment income to the extent necessary so that such Incentive Fee will be equal to, and calculated in the same manner as, the corresponding Incentive Fee on pre-incentive fee net investment income, if such Incentive Fee (i) were calculated based upon the Adviser receiving 10% (instead of 15%) of the applicable pre-incentive fee net investment income and (ii) did not include any “catch-up” feature in favor of the Adviser.

The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement, as of the termination date), and equals 15% of the Company’s realized capital gains, if any, on a cumulative basis from the effectiveness of the Registration Statement through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain Incentive Fees with respect to each of the investments in the Company’s portfolio. However, the Incentive Fee determined as of December 31, 2015 will be calculated for a period of shorter than 12 calendar months (commencing on June 16, 2015 (the date of effectiveness of the Registration Statement) through December 31, 2015) to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of effectiveness of the Registration Statement.

The Adviser has agreed to waive the right to receive the Incentive Fee on capital gains to the extent necessary so that, such portion of the Incentive Fee will be equal to, and calculated in the same manner as, the corresponding Incentive Fee on capital gains, if such portion of the Incentive Fee were calculated based upon the Adviser receiving 10% (instead of 15%).

In addition, the Adviser has agreed to waive the right to receive both components of the Incentive Fee to the extent necessary so that it does not receive Incentive Fees which are attributable to income and gains of the Company that exceed an annualized rate of 12% in any calendar quarter.

The waivers from the Adviser will remain effective until terminated earlier by either party on sixty days prior to written notice.

For the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, the Company did not waive or accrue any incentive fee within the accompanying Statements of Operations.

Administrative Fee

The Company has also entered into an administration agreement (the “Administration Agreement”) with Audax Management Company, LLC (the “Administrator”) under which the Administrator will provide administrative services to the Company. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include being responsible for the financial records which the Company is required to maintain and preparing reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement, including the cost of facilities, office equipment and the Company’s allocable portion of cost of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. Such costs are reflected as an administrative fee in the accompanying Statements of Operations.

The Company accrued administrative fees of $68,125 and $75,323 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, respectively.

Related Party Fees

Fees due to related parties as of September 30, 2015 and February 17, 2015 on the Company’s accompanying Statements of Assets and Liabilities were as follows:

	September 30, 2015	February 17, 2015
Net base management fee due to adviser	$55,052	$-
Total fees due to Adviser, net of waivers	55,052	-
Fee due to Administrator	75,323	-
Total Related Party Fees Due	$130,375	$-

As of February 17, 2015, the Company had $255,685 in accrued expenses and other liabilities. Subsequent to February 17, 2015, these expenses were paid by the Adviser on behalf of the Company.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015:

		For the Period January
		29, 2015 (Date of
	Three Months Ended	Inception) through
	September 30, 2015	September 30, 2015
Numerator for basic and diluted net decrease in net assets resulting from operations per common share	$(111,568)	$(649,718)
Denominator for basic and diluted weighted average common shares	1,913,389	721,504
Basic and diluted net decrease in net assets resulting from operations per common share	$(0.06)	$(0.90)

Note 6. Income Tax

The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any (i.e., “investment company taxable income”), for each taxable year. The amount to be paid out as distributions to the Company’s stockholders is determined by the Company’s Board of Directors and is based on management’s estimate of the fiscal year earnings. Based on that estimate, the Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Although the Company currently intends to distribute its net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, recognized in respect of each taxable year as dividends out of the Company’s assets legally available for distribution, the Company in the future may decide to retain such net capital gains for investment. Additionally, depending on the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income in excess of current year distributions into the next taxable year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company shall accrue excise tax, if any, on estimated excess taxable income as such excess taxable income is earned.

The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During the period from January 29, 2015 (date of inception) to September 30, 2015 there were no tax expenses and no interest and penalties were incurred.

Note 7. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of such commitment may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the accompanying Schedule of Investments. Unfunded loan commitments and funded portions of credit agreements are fair valued and unrealized appreciation or depreciation, if any, will be included in the accompanying Statements of Assets and Liabilities and Statements of Operations.

At September 30, 2015 and February 17, 2015, the Company did not have any unfunded commitments.

Note 8. Financial Highlights

		For the period
	For the three months	January 29, 2015
	ended September 30,	(date of inception) to
	2015	September 30, 2015
Per Share Data:
Net asset value, beginning of period(a)	$(5,371.50)	$-
Net investment loss(b)	(0.12)	(1.07)
Net unrealized appreciation on investments(b)	0.06	0.17
Net decrease in net assets resulting from operations	$(5,371.56)	$(0.90)

Effect of equity capital activity
Equity contribution	5,381.00	10.34
Net asset value at end of period	$9.44	$9.44
Total return(c) (g)	1.98%	6.06%
Shares of common stock outstanding at end of period	6,499,394	6,499,394

Statement of Assets and Liabilities Data:
Net assets at end of period	$61,351,282	$61,351,282
Average net assets(d)	31,030,973	10,118,822
Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	5.87%	14.69%
Ratio of net expenses to average net assets- annualized(f)	5.49%	14.25%
Ratio of net investment loss to average net assets- annualized	(2.98)%	(11.38)%
Portfolio turnover(g) (h)	-%	-%

(a)	Based on actual Common Stock outstanding at the end of the corresponding period.
(b)	Based on weighted average basic per share of Common Stock data.
(c)	Total return is calculated as the net assets resulting from operations divided by the weighted average net assets for the reporting period.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of expenses to average net assets is computed using expenses before waivers from the Adviser.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser. (g) Not annualized.
(h)	The Company did not have any sales during the three months ended September 30, 2015 or for the period January 29, 2015 through September 30, 2015.

Note 9. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 10. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through November 16, 2015, the date the quarterly report 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, except where the context suggests otherwise, the terms “we,” us,” our” and the “Company” refer to Audax Credit BDC Inc. The information contained in this section should be read in the conjunction with the financial statements and notes to the financial statements appearing elsewhere in this report.

This report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	changes in the general economy;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with our investment adviser, Audax Management Company (NY), LLC, or the Adviser, and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a business development company, or BDC, and as a regulated investment company, or RIC; and
•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our registration statement on Form 10 (file no. 000-55426), or the Registration Statement.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section of our Registration Statement entitled “Item 1A. Risk Factors” and elsewhere in our Registration Statement. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

OVERVIEW

Audax Credit BDC, Inc. is a Delaware corporation that was formed on January 29, 2015. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in senior secured debt of privately owned U.S. middle-market companies. For purposes of this report, we define “middle market companies” to be companies that, in general, generate less than $500 million in annual revenue or less than $75 million of annual earnings before interest, taxes, depreciation and amortization. We intend to invest at least 80% of our net assets plus the amount of any borrowings in “credit instruments,” which we define as any fixed income instruments.

Although we have no present intention of doing so, we may decide to incur indebtedness for the purpose of funding investments and for general corporate purposes, which we refer to as “leverage.” If we do incur leverage, however, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Specifically, as a BDC we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

We generate revenue in the form of interest on the debt securities that we hold in our portfolio companies. The senior debt we invest in generally has stated terms of three to ten years. Our senior debt investments generally bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions, although we do not expect to do so. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record any prepayment premiums on loans and debt securities as income for U.S. financial reporting purposes.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which are syndicated loans, was approximately $32,789,637 in 26 portfolio companies as of September 30, 2015. We did not hold any investments as of February 17, 2015.

For the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, we had $66,036 in debt repayments by existing portfolio companies and no sales of securities of portfolio companies. In addition, during the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, we had a change in unrealized appreciation of approximately $119,991.

Our investment activity for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, is presented on cost basis below:

		For the Period
		January 29, 2015
	Three months	(Date of Inception)
	ended	through September
	September 30, 2015	30, 2015
New portfolio investments	$32,732,957	$32,732,957
Principal repayments	(66,036)	(66,036)
Change in premiums, discounts and amortization	2,725	2,725
Total portfolio investment activity	$32,669,646	$32,669,646
Number of new portfolio investments	28	28
Average new investment amount	$1,166,773	$1,169,034
Percentage of new investments at floating rates	100.00%	100.00%

	Cost	Fair Value
First lien debt	$22,770,476	$22,859,637
Second lien debt	9,899,169	9,930,000
Total	$32,669,646	$32,789,637

As of September 30, 2015, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2015 through November 13, 2015, we have invested $29,521,821 at cost in 16 different portfolio companies.

RESULTS OF OPERATIONS

Revenue

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Net investment income for the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) through September 30, 2015, was as follows:

		For the Period
		January 29, 2015 (Date
	Three months ended	of Inception) through
	September 30, 2015	September 30, 2015
Total investment income from non-controlled/non- affiliated investments	$192,098	$192,098
Total other interest income	1,998	1,998
Total net expenses	(425,655)	(963,805)
Net investment loss	$(231,559)	$(769,709)

Total investment income for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, was driven by our interest income from our increasing investment balance. As of September 30, 2015, the size of our portfolio was $32,669,646 at amortized cost, with total principal amount outstanding of $32,923,168.

Expenses

Total expenses net of waivers for the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) through September 30, 2015, were as follows:

		For the Period January
		29, 2015 (Date of
	Three months ended	Inception) through
	September 30, 2015	September 30, 2015
Base management fee(a)	$84,695	$84,695
Administrative fee(a)	68,125	75,323
Organizational costs	4,060	304,724
Directors' fees	45,000	135,000
Professional fees	238,340	371,007
Other expenses	15,078	22,699
Total expenses	455,298	993,448
Management fee waivers(a)	(29,643)	(29,643)
Total expenses, net of waivers	$425,655	$963,805

(a)	Refer to Note 4-Related Party Transactions for a description of the relevant fees.

Base management fees before waivers for the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) through September 30, 2015 were driven by our increasing invested balance. For the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) through September 30, 2015, we accrued gross base management fees before waivers of $84,695. Offsetting those fees, we received base management fee waivers of $29,643. See Note 4 to the financial statements included in Part 1 of this Form 10-Q for more information related to base management fees, incentive fees and waivers.

Since our formation on January 29, 2015, we have incurred expenses related to our formation and registration and offerings of our common stock. We incurred organizational costs of $4,060 and $304,724 for the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) to September 30, 2015, respectively.

During the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) to September 30, 2015, we incurred professional fees of $238,340, and $371,007, respectively related to audit fees, tax fees, and legal fees. We also incurred expenses related to annual fee paid to our independent directors of $45,000 and $135,000 for the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) to September 30, 2015, respectively.

Unrealized Appreciation/(Depreciation) on Investments

Net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) through September 30, 2015, was as follows:

		For the Period from
		January 29, 2015 (Date
	Three months ended	of Inception) through
Type	September 30, 2015	September 30, 2015
First lien debt	$89,161	$89,161
Second lien debt	30,830	30,830
Net unrealized appreciation/(depreciation) on investments	$119,991	$119,991

Net change in unrealized appreciation on investments was primarily due to an increase in performance of our portfolio companies and changes in the capital market conditions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of our shares of common stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of September 30, 2015 and January 29, 2015(date of inception), we had cash of $40,253,858 and $0, respectively.

Operating Activities

Net cash used in operating activities for the period from January 29, 2015 (date of inception) through September 30, 2015 was $21,747,142. The primary operating activity during this period was investment in portfolio companies. This was partially offset by an increase in payable for investments purchased.

The following table below summarizes our total portfolio activity during the period from January 29, 2015 (date of inception) through September 30, 2015:

For the Period January
29, 2015 (Date of
Inception) through
September 30, 2015
Beginning investment portfolio	$-
New investments	32,732,957
Principal repayments	(66,036)
Net unrealized appreciation (depreciation) on investments	119,991
Net change in premiums, discounts and amortization	2,725
Investment Portfolio, at Fair Value	$32,789,637

Financing Activities

Net cash provided by our financing activities for the period from January 29, 2015 (date of inception) through September 30, 2015 was $62,001,000 from issuances of 6,499,394 of shares of common stock to our shareholders, in connection with our capital calls during the period and the initial purchase of shares by Audax Group, L.P.

Equity Activity

An investor made a $140,000,000 capital commitment to us during the period from January 29, 2015 (date of inception) through September 30, 2015. We had no capital commitments as of February 17, 2015. As of September 30, 2015, $78,000,000 of total capital commitments were unfunded.

The number of shares issued as of September 30, 2015 and February 17, 2015, were 6,499,394 and 100, respectively.

The following table summarizes activity in the number of shares of our common stock outstanding during the period January 29, 2015 (date of inception) through September 30, 2015:

Common stock
shares in issue
Shares in issue, beginning of period	-
Common stock issued	6,499,394.16
Shares in issue, end of period	$6,499,394.16

Distributions to Stockholders – Common Stock Distributions

We intend to elect to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute as dividends to our stockholders, we are required to distribute dividends to our stockholders on an annual basis of an amount at least equal to 90% of our investment company taxable income. To avoid a 4% excise tax on undistributed earnings, we are required to distribute in respect of each calendar year dividends of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we paid no federal income tax. We intend to make distributions to stockholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board of Directors and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We did not make any distributions through September 30, 2015.

Related Party Fees

For the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, the Company recorded management fees and waivers to the management fees of $84,695 and $29,643. The Company accrued administrative fees of $68,125 and $75,323 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, respectively.

Fees due to related parties as of September 30, 2015 and February 17, 2015 on the Company’s accompanying Statements of Assets and Liabilities were as follows:

	September 30, 2015	February 17, 2015
Net base management fee due to adviser	$55,052	$-
Total fees due to Adviser, net of waivers	55,052	-
Fee due to Administrator	75,323	-
Total Related Party Fees Due	$130,375	$-

As of February 17, 2015, we had $255,685 in accrued expenses and other liabilities. Subsequent to February 17, 2015, these expenses were paid by the Adviser on our behalf.

Tender Offers

We do not currently intend to list our shares of common stock on any securities exchange and we do not expect a public market for them to develop in the foreseeable future. Therefore, stockholders should not expect to be able to sell their shares of common stock promptly or at a desired price. To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct an annual tender offer. Our tenders for shares of common stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. No tender offers have been commenced and we do not currently intend to conduct any tender offers.

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

Valuation of Investments

We conduct the valuation of our investments, pursuant to which our net asset value will be determined, at all times consistent with GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our investments, for investments with a public market, daily, and for investments with no readily available public market, on at least a quarterly basis, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, “Fair Value Measurement and Disclosures,” as amended, or ASC 820. Our valuation procedures are set forth in more detail below.

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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Board of Directors, does not represent fair value, will each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process used to determine the applicable value will be as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs; (ii) preliminary valuation conclusions are documented and discussed with our senior management and members of our Adviser’s valuation team; (iii) our Audit Committee will review the assessments of the Adviser and provide our Board of Directors with recommendations with respect to the fair value of each investment in our portfolio; and (iv) our Board of Directors will discuss the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Organization and Offering Expenses

We incurred organizational costs of $4,060 and $304,724 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, respectively. Organization costs included the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs are expensed on our statement of operations as incurred. We also incurred offering costs of $86,902 and $145,358 for the three months ended September 30, 2015 and the period January 29, 2015 (date of inception) through September 30, 2015, respectively. Our offering costs included legal fees and other costs pertaining to the preparation of our Registration Statement and sale of our shares of common stock. We capitalize these expenses and amortize on a straight-line basis. The amortization is included within professional fees and other expenses within the Statement of Operations and amounted to $36,339 for the period January 29, 2015 to September 30, 2015.

U.S. Federal Income Taxes

We intend to elect to be taxed as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or net capital gains that we distribute to our stockholders from our taxable earnings and profits. To obtain and maintain our RIC tax treatment, we must meet certain source-of-income and asset diversification requirements as well as distribute at least 90% of our investment company taxable income in respect of each taxable year to the holders of shares of our common stock.

COMMITMENTS AND CONTINGENCIES

From time to time, we, or the Adviser, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we nor the Adviser is currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments.

As of September 30, 2015, we did not have any unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2015, all of our investments include variable rates or variable rates with a floor.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2015 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of our Registration Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Custodial Agreement, dated as of July 8, 2015, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.2	Management Fee Waiver Agreement, dated as of July 8, 2015, by and between the Company and the Adviser (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: November 16, 2015	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 16, 2015	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

