Form 10-Q
period 2016-03-31
Audax Credit BDC Inc.
filed 2016-05-16
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 10,750,799 shares of common stock, par value $0.001 per share, outstanding as of May 16, 2016.

AUDAX CREDIT BDC INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)

	Statements of Assets and Liabilities as of March 31, 2016 (unaudited) and December 31, 2015	2
	Statements of Operations for the three months ended March 31, 2016 and the period January 29, 2015 (date of inception) through March 31, 2015 (unaudited)	3
	Statement of Changes in Net Assets for the three months ended March 31, 2016 and the period January 29, 2015 (date of inception) through March 31, 2015 (unaudited)	4
	Statement of Cash Flows for the three months ended March 31, 2016 and the period January 29, 2015 (date of inception) through March 31, 2015 (unaudited)	5
	Schedule of Investments as of March 31, 2015 (unaudited) and December 31, 2015	6
	Notes to Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Overview	27
	Results of Operations	28
	Financial Condition, Liquidity and Capital Resources	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION:		37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

Audax Credit BDC Inc.
Statements of Assets and Liabilities
March 31, 2016 and December 31, 2015
(Expressed in U.S. Dollars)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $74,858,945 and $61,250,862, respectively)	$75,223,001	$61,378,152
Cash and cash equivalents	29,213,022	43,155,376
Deferred offering costs	36,339	72,679
Interest receivable	269,100	256,285
Receivable from investments sold	986,294	-
Receivable from bank loan repayment	2,500	2,500
Other assets	113,427	1,350

Total assets	$105,843,683	$104,866,342

Liabilities
Accrued expenses and other liabilities	$220,297	$256,709
Fee due to administrator(a)	66,250	189,677
Fees due to advisor(a)	171,202	112,131
Payable for investments purchased	2,945,000	2,669,324

Total liabilities	$3,402,749	$3,227,841
Commitments and contingencies(b)

Net Assets
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 10,750,799 shares issued and outstanding, respectively	$10,751	$10,751
Capital in excess of par value	101,806,060	101,806,060
Accumulated net appreciation on investments(c)	364,056	127,290
Accumulated net realized losses(c)	(20,184)	(11,034)
Accumulated net investment income (loss)(c)	280,251	(294,566)
Total Net Assets	$102,440,934	$101,638,501

Net Asset Value per Share of Common Stock at End of Period	$9.53	$9.45

Shares Outstanding	10,750,799	10,750,799

(a)	Refer to Note 4-Related Party Transactions for additional information

(b)	Refer to Note 8-Commitments and Contingencies for additional information

(c)	Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

		For the period
		January 29, 2015
	Three Months Ended	(Date of Inception) through
	March 31, 2016	March 31, 2015

Investment income
Interest income
Non-Control/Non-Affiliate	$1,123,345	$-
Other	15,471	-
Total interest income	1,138,816	-
Other income
Non-Control/Non-Affiliate	1,247	-
Total income	1,140,063	-

Expenses
Management fee(a)	$263,388	$-
Administrative fee(a)	66,250	-
Organizational costs	-	286,640
Directors' fees	45,000	-
Professional fees	209,734	35,000
Other expenses	73,060	5,879
Expenses before waivers from Adviser	657,432	327,519
Management fee waivers(a)	(92,186)	-
Total expenses, net of waivers	565,246	327,519
Net Investment Income (Loss)	574,817	(327,519)

Realized and Unrealized gain/(loss) on investments
Net realized loss on investments	(9,150)	-
Net change in unrealized appreciation on investments	236,766	-
Net unrealized gain/(loss) on investments	227,616	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$802,433	$(327,519)

Basic and Diluted per Share of Common Stock:
Net investment income (loss)	$0.05	$(3,275.19)
Net increase (decrease) in net assets resulting from operations	$0.08	$(3,275.19)

Weighted average shares of common stock outstanding basic diluted	10,750,799	100

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Statements of Changes in Net Assets
(Expressed in U.S. Dollars)
(unaudited)

	Three Months Ended March 31, 2016	For Period January 29, 2015 (Date of Inception) through March 31, 2015

Operations
Net investment income (loss)	$574,817	$(327,519)
Net realized loss on investments	(9,150)	-
Net unrealized appreciation on investments	236,766	-
Net increase (decrease) in net assets resulting from operations	802,433	(327,519)

Capital Share Transactions:
Issuance of common stock	-	1,000
Net increase in net assets from capital share transactions	-	1,000

Net Increase (Decrease) in Net Assets	802,433	(326,519)

Net Assets, Beginning of Period	101,638,501	-

Net Assets, End of Period	$102,440,934	$(326,519)

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

		January 29, 2015
	Three Months Ended	(Date of Inception) through
	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$802,433	$(327,519)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized loss on investments	9,150	-
Net change in unrealized appreciation on investments	(236,766)	-
Accretion of original issue discount interest	(34,117)	-
Amortization of deferred offering costs	36,340	-
Increase in receivable from investments sold	(986,294)
Increase in interest receivable	(12,815)	-
Increase in other assets	(112,077)	-
(Decrease) increase in accrued expenses and other liabilities	(36,412)	327,519
Decrease in fee due to administrator(a)	(123,427)	-
Increase in fees due to advisor(a)	59,071	-
Increase in payable for investments purchased	275,676	-
Investment activity:
Investments purchased	(14,800,000)	-
Proceeds from investments sold	986,294	-
Repayment of bank loans	230,590	-
Total investment activity	(13,583,116)	-

Net cash used in operating activities	(13,942,354)	-

Cash flows from financing activities:
Issuance of shares of Common Stock	-	1,000

Net cash provided by financing activities	-	1,000

Net (decrease) increase in cash and cash equivalents	(13,942,354)	1,000

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	43,155,376	-

Cash and cash equivalents, end of period	$29,213,022	$1,000

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments
As of March 31, 2016
(Expressed in U.S. Dollars)
(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (73.4%)(e)(f):

Services: Business
Integro Insurance Brokers, Senior Secured Initial Term Loan, 6.75% (Libor + 5.75%), maturity 10/30/22	$1,995,000	$1,976,367	$1,985,025
Novolex, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 12/5/21	1,984,615	1,989,327	1,974,692
Houghton International, Senior Secured Second Lien Incremental Term Loan, 9.75% (Libor + 8.50%), maturity 12/21/20	2,000,000	1,985,464	1,965,000
Global Knowledge, Senior Secured Second Lien Initial Term Loan, 10.50% (Libor + 9.50%), maturity 1/20/22	997,421	987,847	997,421
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 10/29/21	997,434	977,890	983,719
Hoffmaster Group, Senior Secured Second Lien Initial Term Loan, 10.00% (Libor + 9.00%), maturity 5/9/21	992,462	983,203	980,057
MedRisk, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 3/1/23	714,286	704,545	708,929

Healthcare & Pharmaceuticals
Upstream Rehabilitation, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 12/15/21	3,000,000	2,970,139	2,970,000
CoAdvantage, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	2,000,000	1,980,410	1,990,000
Stratford Schools, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 12/18/21	1,995,000	1,950,235	1,975,050
GENEX Services, Senior Secured Second Lien Initial Term Loan, 8.75% (Libor + 7.75%), maturity 5/30/22	995,000	972,519	990,025

Banking, Finance, Insurance & Real Estate
Packaging Coordinators, Senior Secured Second Lien Term Loan, 9.00% (Libor + 8.00%), maturity 8/1/22	2,992,972	2,878,367	2,903,183
StandardAero, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/7/22	1,987,487	1,961,305	1,972,581
Edgewood Partners Insurance Centers, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 3/16/23	2,000,000	1,960,000	1,960,000
Pexco, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 8/19/20	975,500	919,143	973,061

High Tech Industries
Universal Fiber Systems, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 10/2/21	2,984,100	2,979,622	2,984,100
Pelican Products, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 4/10/20	2,992,500	2,711,343	2,842,875
Plaskolite, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 11/3/22	1,000,000	989,389	987,500
Integro Insurance Brokers, Senior Secured Delayed Draw Term Loan, 6.75% (Libor + 5.75%), maturity 10/30/22	956,484	953,157	954,092

Chemicals, Plastics & Rubber
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 2/21/22	2,992,500	2,977,406	2,981,278
Encompass, Senior Secured Tranche B Term Loan, 5.50% (Libor + 4.50%), maturity 6/6/21	2,000,000	1,980,873	2,000,000
Vestcom International, Senior Secured Second Lien Term Loan, 8.75% (Libor + 7.75%), maturity 9/30/22	1,481,250	1,467,901	1,477,547
5.11 Tactical, Senior Secured Term Facility, 6.00% (Libor + 5.00%), maturity 2/28/20	1,000,000	1,000,000	995,000

Services: Consumer
LDiscovery, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/22/21	1,995,000	1,975,717	1,990,013
First Advantage, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 6/30/22	1,496,250	1,482,414	1,492,509
Vubiquity, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/12/21	1,500,000	1,496,464	1,492,500

Wholesale
Vestcom International, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 9/30/21	1,990,000	1,942,579	1,967,612
GlobalLogic, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 5/31/19	1,636,364	1,617,736	1,624,091

Media: Advertising, Printing & Publishing
Imagine! Print Solutions, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 3/30/22	1,000,000	985,000	1,000,000
Ohio Transmission, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/2/21	1,000,000	995,364	997,500
Capstone Logistics, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	994,899	996,035	992,412

Hotel, Gaming & Leisure
Sterling Backcheck, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 6/20/22	2,985,199	2,978,204	2,962,811

Consumer Goods: Durable
MB Aerospace, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 12/15/22	1,958,244	1,953,712	1,958,244
TravelCLICK, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 5/12/21	975,210	969,451	963,020

Containers, Packaging & Glass
EAG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 7/27/17	1,000,000	1,000,000	1,000,000
Idera, Senior Secured Term Loan, 6.50% (Libor + 5.50%), maturity 4/9/21	1,000,000	988,172	1,000,000
Oasis Outsourcing, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/27/21	884,644	876,778	840,412

Media: Broadcasting & Subscription
TriMark, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/1/21	1,500,000	1,475,109	1,488,750
Kettle Cuisine, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 8/21/21	992,424	992,424	984,981

Automotive
Caliber Collision, Senior Secured Incremental Term Loan, 6.25% (Libor + 5.25%), maturity 11/20/19	2,000,000	1,980,416	2,000,000

Forest Products & Paper
PlayPower, Senior Secured Second Initial Term Loan, 9.75% (Libor + 8.75%), maturity 6/23/22	2,000,000	1,970,505	2,000,000

Aerospace & Defense
Sarnova, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 1/28/22	997,500	987,794	990,019
Insight Global, Senior Secured Extended Tranche B Term Loan, 6.00% (Libor + 5.00%), maturity 10/31/21	995,000	995,000	993,139

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments (Continued)
As of March 31, 2016
(Expressed in U.S. Dollars)
(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Beverage, Food & Tobacco
CareCentrix, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/8/21	$1,992,506	$1,971,228	$1,972,581

Construction & Building
Encompass, Senior Secured Second Lien Tranche B Term Loan, 8.75% (Libor + 7.75%), maturity 6/6/22	1,000,000	990,628	997,500

Media: Diversified & Production
PetroChoice, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/19/22	997,500	988,339	990,019

Transportation: Cargo
AmeriLife Group, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 7/10/22	997,475	997,475	989,994

Capital Equipment
Protection 1, Senior Secured Second Lien Term B Loan, 9.75% (Libor + 8.75%), maturity 7/1/22	992,443	995,949	983,759

Total Portfolio Investments(g)		$74,858,945	$75,223,001

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Act of 1940, unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments which the ownership percentage is less than 5.0% of the issued and outstanding voting securities.
(g)	At March 31, 2016, the cost of investments for income tax purposes was $74,858,945, the gross unrealized appreciation for federal tax purposes was $504,080, the gross unrealized depreciation for federal income tax purposes was $140,024, and the net unrealized appreciation was $364,056.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments
As of December 31, 2015
(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (60.4%)(e)(f):

Services: Business
CoAdvantage, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	$2,000,000	$1,980,626	$1,985,000
Insight Global, Senior Secured Extended Tranche B Term Loan, 6.00% (Libor + 5.00%), maturity 10/31/21	1,989,744	1,994,638	1,984,769
First Advantage, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,985,000	1,970,000
Oasis Outsourcing, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/27/21	997,421	987,484	987,447
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 10/29/21	994,975	985,355	980,050
LDiscovery, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/22/21	714,286	704,286	707,143

High Tech Industries
GlobalLogic, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 5/31/19	2,991,732	2,986,929	2,991,732
Idera, Senior Secured Term Loan, 6.75% (Prime + 3.25%), maturity 4/9/21	3,000,000	2,707,410	2,745,000
Global Knowledge, Senior Secured Second Lien Initial Term Loan, 10.50% (Libor + 9.50%), maturity 1/20/22	1,000,000	989,065	990,000
EAG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 7/27/17	970,989	967,034	968,562

Chemicals, Plastics & Rubber
Universal Fiber Systems, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 10/2/21	3,000,000	2,984,314	3,011,250
Plaskolite, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 11/3/22	2,000,000	1,980,254	2,000,000
Pexco, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 8/19/20	1,490,625	1,476,561	1,479,445
Houghton International, Senior Secured Second Lien Incremental Term Loan, 9.75% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	992,500

Services: Consumer
Stratford Schools, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 12/18/21	2,000,000	1,980,000	1,980,000
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 2/21/22	1,500,000	1,485,656	1,501,875
Protection 1, Senior Secured Second Lien Term B Loan, 9.75% (Libor + 8.75%), maturity 7/1/22	1,500,000	1,496,364	1,447,500
Protection 1, Senior Secured Term B Loan, 5.00% (Libor + 4.00%), maturity 7/1/21	997,500	998,701	980,353

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan, 6.75% (Libor + 5.75%), maturity 10/30/22	3,000,000	2,881,877	2,880,000
AmeriLife Group, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 7/10/22	1,992,494	1,965,515	1,957,625
GENEX Services, Senior Secured Second Lien Initial Term Loan, 8.75% (Libor + 7.75%), maturity 5/30/22	975,500	917,504	973,061

Wholesale
PetroChoice, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/19/22	1,995,000	1,946,020	1,972,556
Ohio Transmission, Senior Secured Initial Term Loan, 6.50%, maturity 10/2/21	1,636,364	1,616,989	1,624,091

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 5/12/21	2,992,600	2,985,300	2,985,118

Consumer Goods: Durable
5.11 Tactical, Senior Secured Term Facility, 6.00% (Libor + 5.00%), maturity 2/28/20	1,963,390	1,958,599	1,958,481
Pelican Products, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 4/10/20	997,462	991,376	989,981

Media: Broadcasting & Subscription
Encompass, Senior Secured Second Lien Tranche B Term Loan, 8.75% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,474,366	1,488,750
Encompass, Senior Secured Tranche B Term Loan, 5.50% (Libor + 4.50%), maturity 6/6/21	994,950	994,950	987,488

Forest Products & Paper
Hoffmaster Group, Senior Secured Second Lien Initial Term Loan, 10.00% (Libor + 9.00%), maturity 5/9/21	2,000,000	1,969,084	1,995,000

Media: Advertising, Printing & Publishing
Vestcom International, Senior Secured Second Lien Term Loan, 8.75% (Libor + 7.75%), maturity 9/30/22	1,000,000	995,233	997,500
Vestcom International, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 9/30/21	997,449	998,631	989,968

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/7/22	997,500	997,500	994,632
MB Aerospace, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 12/15/22	1,000,000	990,000	990,000

Containers, Packaging & Glass
Packaging Coordinators, Senior Secured Second Lien Term Loan, 9.00% (Libor + 8.00%), maturity 8/1/22	1,000,000	987,832	997,500
Tapp Label Company, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 7/6/20	962,845	953,778	938,774

Transportation: Cargo
Capstone Logistics, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	997,475	997,475	997,475

Construction & Building
PlayPower, Senior Secured Second Initial Term Loan, 9.75% (Libor + 8.75%), maturity 6/23/22	1,000,000	990,360	995,000

Healthcare & Pharmaceuticals
CareCentrix, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/8/21	997,500	974,098	992,513

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments (Continued)
As of December 31, 2015
(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/12/21	$1,000,000	$990,473	$992,500

Capital Equipment
TriMark, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/1/21	994,962	998,610	989,988

Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 8/21/21	997,500	985,615	987,525

Total Portfolio Investments(g)		$61,250,862	$61,378,152

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR"). unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Act of 1940, unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments which the ownership percentage is less than 5.0% of the issued and outstanding voting securities.
(g)	At December 31, 2015, the cost of investments for income tax purposes was $61,250,862, the gross unrealized appreciation for federal tax purposes was $286,297, the gross unrealized depreciation for federal income tax purposes was $159,007, and the net unrealized appreciation was $127,290.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Notes to Financial Statements
March 31, 2016
(unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at March 31, 2016 and December 31, 2015. Cash was not subject to any restrictions on withdrawal.

Organization and Offering Expenses

The Company did not incur any organizational costs for the three months ended March 31, 2016. The Company incurred organizational costs of $286,640 for the period January 29, 2015 (date of inception) through March 31, 2015. Organization costs included the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs were expensed on the Company’s statement of operations as incurred. The Company also incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’ Registration Statement and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,340 and $0 for the three months ended March 31, 2016 and for the period January 29, 2015 (date of inception) through March 31, 2015.

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

Security transactions are recorded on trade date (date the order to buy or sell is executed or, in the case of privately issued securities, the closing date, which is when all terms of the transactions have been defined). Realized gains and losses on investments are determined based on the identified cost method.

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

As of March 31, 2016, the Company held 48 investments in loans with OID. The Company accrued OID income of $34,117 for the three months ended March 31, 2016. The unamortized balance of OID investments as of March 31, 2016, totaled $1,055,726. As of December 31, 2015, the Company held 40 investments in loans with OID. The unamortized balance of OID investments as of December 31, 2015, totaled $845,411. The Company did not accrue OID income for the period January 29, 2015 (date of inception) through March 31, 2015, as the Company did not hold any investments as of March 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company held $29,213,022 and $43,155,376 of cash and cash equivalents, respectively. For the three months ended March 31, 2016 and for the period January 29, 2015 (date of inception) through March 31, 2015, the Company earned $15,471 and $0, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

Other Income Recognition

The Company generally records prepayment fees upon receipt of cash.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees and dividend income are both accrued in other income in the accompanying statements of operations.

The Company accrued $1,247 of other income for the three months ended March 31, 2016 related to amendment fees for Kettle Cuisine. The Company did not record any other income for the period January 29, 2015 (date of inception) through March 31, 2015.

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

As of March 31, 2016, $45,570,600 of the Company’s investments were valued using Level 3 inputs, and $29,652,401 were valued using Level 2 inputs. During the three months ended March 31, 2016, $21,232,614 and $2,972,294 of investments transferred into and out of Level 3, respectively.

As of December 31, 2015, $27,319,316 of the Company’s investments were valued using Level 3 inputs, and $34,058,836 were valued using Level 2 inputs. During the period January 29, 2015 (date of inception) through December 31, 2015, there were no investments transferred into or out of Levels 1, 2 or 3.

The following tables present the Company’s investments carried at fair value as of March 31, 2016 and December 31, 2015, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$29,652,401	$34,638,789	$64,291,190
Second lien debt		-	10,931,811	10,931,811
Total	$-	$29,652,401	$45,570,600	$75,223,001

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$31,616,336	$18,885,005	$50,501,341
Second lien debt		2,442,500	8,434,311	10,876,811
Total	$-	$34,058,836	$27,319,316	$61,378,152

In accordance with FASB’s Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2016.

The weighted average calculations in the tables below are based on the fair value balances for all debt related calculations for the particular input:

As of March 31, 2016
	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$31,795,913	Matrix Pricing	Senior Leverage	2.54x - 5.70x	3.96x
			Total Leverage	2.54x - 8.51x	4.96x
			Interest Coverage	1.01x - 5.52x	2.78x
			Debt Service Coverage	0.75x - 4.51x	2.19x
			TEV Coverage	1.24x - 4.62x	2.55x
			Liquidity	13.37% - 246.68%	147.60%
			Spread Comparison	400bps - 550bps	476bps

	2,842,876	Market Analysis	Senior Leverage	3.91x	3.91x
			Total Leverage	3.91x	3.91x
			Interest Coverage	5.21x	5.21x
			Debt Service Coverage	2.49x	2.49x
			TEV Coverage	1.75x	1.75x
			Liquidity	255.88%	255.88%
			Spread Comparison	550bps	550bps

Second lien debt	10,931,811	Matrix Pricing	Senior Leverage	4.60x - 6.15x	5.22x
			Total Leverage	4.60x - 6.15x	5.22x
			Interest Coverage	1.01x - 3.19x	2.42x
			Debt Service Coverage	0.81x - 2.47x	1.88x
			TEV Coverage	1.30x - 2.10x	1.70x
			Liquidity	94.32% - 183.86%	131.97%
			Spread Comparison	775bps - 950bps	846bps

Total	$45,570,600

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific industry classification. The range may be a single data point when there is only one company represented in a specific industry classification.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2015:

	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$14,905,785	Matrix Pricing	Senior Leverage	2.99x - 4.89x	4.12x
			Total Leverage	3.00x - 6.51x	5.13x
			Interest Coverage	1.38x - 3.54x	2.38x
			Debt Service Coverage	0.75x - 2.22x	1.65x
			TEV Coverage	1.62x - 3.41x	2.17x
			Liquidity	15.37% - 246.68%	132.29%
			Spread Comparison	400bps - 550bps	469bps

	3,979,220	Market Analysis	Senior Leverage	2.75x - 3.86x	3.03x
			Total Leverage	2.75x - 3.86x	3.03x
			Interest Coverage	2.75x - 4.9x	3.28x
			Debt Service Coverage	1.13x - 5.05x	4.08x
			TEV Coverage	0.88x - 4.11x	3.31x
			Liquidity	232.67% - 425.87%	377.93%
			Spread Comparison	450bps - 525bps	506bps

Second lien debt	7,461,250	Matrix Pricing	Senior Leverage	4.90x - 6.26x	5.38x
			Total Leverage	4.90x - 6.26x	5.38x
			Interest Coverage	1.13x - 6.26x	4.63x
			Debt Service Coverage	1.13x - 2.74x	2.19x
			TEV Coverage	1.75x - 2.21x	1.97x
			Liquidity	114.58% - 201.25%	154.51%
			Spread Comparison	775bps - 950bps	845bps

	973,061	Market Analysis	Senior Leverage	5.82x	5.82x
			Total Leverage	5.82x	5.82x
			Interest Coverage	5.82x	5.82x
			Debt Service Coverage	2.93x	2.93x
			TEV Coverage	1.71x	1.71x
			Liquidity	210.32%	210.32%
			Spread Comparison	775bps	775bps

Total	$27,319,316

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific industry classification. The range may be a single data point when there is only one company represented in a specific industry classification.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2016 for all investments for which the Company’s determine fair value using unobservable (Level 3) factors. The Company did not hold any investments as of March 31, 2015.

Three Months Ended March 31, 2016	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2015	$18,885,005	$8,434,311	$27,319,316
Transfers into Level 3	18,790,114	2,442,500	21,232,614
Transfers out of Level 3	(2,972,294)	-	(2,972,294)
Total gains:
Net unrealized appreciation(a)	104,038	50,033	154,071
New investments, repayments and settlements:(b)
Settlements/repayments	(190,146)	-	(190,146)
Net amortization of premiums, discounts and fees	22,072	4,967	27,039
Fair Value as of March 31, 2016	$34,638,789	$10,931,811	$45,570,600

(a)	Included in net unrealized appreciation on the accompanying Statements of Operations for the three months ended March 31, 2016.

(b)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2016, transfers from Level 2 to Level 3 were primarily due to increased or decreased price transparency.

Investment Activities

The Company held a total of 48 and 41 syndicated investments with an aggregate fair value of $75,223,001 $61,378,152 as of March 31, 2016 and December 2015, respectively. During the three months ended March 31, 2016, the Company invested in eight new syndicated investments for a combined $13,810,000 and $990,000 in an existing investment. The Company also received $230,590 in repayments from investments and $986,294 from investments sold during the three months. The Company did not have investment activity as of March 31, 2015.

Investment Concentrations

As of March 31, 2016, the Company investment portfolio consisted of investments in 46 companies located in 18 states across 20 different industries, with an aggregate fair value of $75,223,001. The five largest investments at fair value as of March 31, 2016 totaled $14,801,372 or 19.68% of the Company’s total investment portfolio as of such date, as compared to December 31, 2015 which totaled $14,613,100, or 23.81% of the Company’s total investment portfolio as of such date. As of March 31, 2016, the Company average investment by obligor was $1,627,368 at cost, as compared to December 31, 2015 which was $1,611,865 at cost. The following table outlines the Company’s investments by security type as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$64,034,171	85.54%	$64,291,190	85.47%	$50,431,054	82.34%	$50,501,341	82.28%
Second lien debt	10,824,774	14.46%	10,931,811	14.53%	10,819,808	17.66%	10,876,811	17.72%
Total Investments	$74,858,945	100.00%	$75,223,001	100.00%	$61,250,862	100.00%	$61,378,152	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$9,594,843	12.76%	$8,614,409	14.03%
Healthcare & Pharmaceuticals	7,925,075	10.54	992,513	1.62
Banking, Finance, Insurance & Real Estate	7,808,825	10.38	5,810,686	9.47
High Tech Industries	7,768,567	10.33	7,695,294	12.54
Chemicals, Plastics & Rubber	7,453,825	9.91	7,483,195	12.19
Services: Consumer	4,975,022	6.61	5,909,728	9.63
Wholesale	3,591,703	4.77	3,596,647	5.86
Media: Advertising, Printing & Publishing	2,989,912	3.97	1,987,469	3.24
Hotel, Gaming & Leisure	2,962,811	3.94	2,985,118	4.86
Consumer Goods: Durable	2,921,264	3.88	2,948,462	4.80
Containers, Packaging & Glass	2,840,412	3.78	1,936,275	3.16
Media: Broadcasting & Subscription	2,473,731	3.29	2,476,237	4.03
Automotive	2,000,000	2.66	-	-
Forest Products & Paper	2,000,000	2.66	1,995,000	3.25
Aerospace & Defense	1,983,158	2.64	1,984,632	3.23
Beverage, Food & Tobacco	1,972,581	2.62	987,525	1.61
Construction & Building	997,500	1.33	995,000	1.62
Media: Diversified & Production	990,019	1.32	992,500	1.62
Transportation: Cargo	989,994	1.31	997,475	1.63
Capital Equipment	983,759	1.30	989,987	1.61
	$75,223,001	100.00%	$61,378,152	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$18,701,752	24.86%	$13,773,236	22.44%
Southeast	14,835,991	19.72	13,837,998	22.55
West	12,639,901	16.80	10,820,030	17.63
Midwest	11,086,647	14.74	10,014,519	16.32
Southwest	7,328,524	9.74	8,252,757	13.45
East	6,665,225	8.86	2,692,143	4.39
South	3,964,961	5.28	1,987,469	3.22
Total Investments	$75,223,001	100.00%	$61,378,152	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2016:

For the Fiscal Years Ending December 31:	Amount
2016	$543,407
2017	1,561,085
2018	688,473
2019	5,483,094
2020	8,461,648
Thereafter	59,176,964
Total contractual repayments	75,914,671
Adjustments to cost basis on debt investments(a)	(1,055,726)
Total Cost Basis of Investments Held at March 31, 2016:	$74,858,945

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

Management Fee

The base management fee is calculated at an annual rate of 1.0% of the Company’s average gross assets including cash and any temporary investments in cash-equivalents, which include, U.S government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment, payable quarterly in arrears on a calendar quarter basis.

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

For the three months ended March 31, 2016, the Company recorded management fees of $263,388 and waivers to the management fees of $92,186, as set forth within the accompanying statements of operations. The Company did not accrue any management fees or waivers during the period January 29, 2015 (date of inception) through March 31, 2015.

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

The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15% of the Company’s realized capital gains, if any, on a cumulative basis from June 16, 2015, the effectiveness of the Registration Statement, through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain Incentive Fees with respect to each of the investments in the Company’s portfolio. However, the Incentive Fee determined as of December 31, 2015 was calculated for a period of shorter than 12 calendar months (commencing on the date of effectiveness of the Registration Statement through December 31, 2015) to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the date of effectiveness of the Registration Statement.

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

For the three months ended March 31, 2016 and for the period January 29, 2015 (date of inception) through March 31, 2015, the Company did not accrue or waive any incentive fee within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 for the three months ended March 31, 2016. The Company did not accrue administrative fees for the period January 29, 2015 (date of inception) through March 31, 2015.

Related Party Fees

Fees due to related parties as of March 31, 2016 and December 31, 2015 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2016	December 31, 2015
Net management fee due to adviser	$171,202	$112,131
Net incentive fee due to adviser	-	-
Total fees due to Adviser, net of waivers	171,202	112,131
Fee due to Administrator	66,250	189,677
Total Related Party Fees Due	$237,452	$301,808

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three months ended March 31, 2016 and for the period January 29, 2015 (date of inception) to March 31, 2015:

	Three Months Ended March 31, 2016	For the Period January 29, 2015 (Date of Inception) through March 31, 2015

Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$802,433	$(327,519)
Denominator for basic and diluted weighted average common shares	10,750,799	100
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.08	$(3,275.19)

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

The Company had aggregate distributions declared and paid to its shareholders for the period January 29, 2015 (date of inception) through December 31, 2015 of $259,976, or $0.04 per share. The tax character of the distributions declared and paid represented $126,128 from ordinary income and $133,848 from tax return of capital. The distributions were reinvested in shares through the Company’s dividend reinvestment plan. The Company did not declare or pay any dividends during the three months ended March 31, 2016.

At December 31, 2015, the components of accumulated losses on a tax basis below differ from the amounts reflected per the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization or organizational expenditures.

As of 12/31/15
Accumulated net investment loss	$(294,566)
Accumulated net appreciation on investments	127,290
Accumulated net realized losses	(11,034)
Components of tax distributable earning at period end	$(178,310)

The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for tax years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During the three months ended March 31, 2016 and for the period January 29, 2015 (date of inception) to March 31, 2015 there were no tax expenses and no interest and penalties were incurred.

Note 7. Equity

An investor made a $140,000,000 capital commitment to the Company during the period from January 29, 2015 (date of inception) through December 31, 2015. As of March 31, 2016, $38,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares issued and outstanding as of March 31, 2016 and December 31, 2015, were 10,750,799.

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

The following table summarizes our significant contractual payment obligations as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Unfunded commitments(1)	$649,351	$363,636
Total contractual obligations	$649,351	$363,636

(1)	Unfunded commitments represent all amounts unfunded as of March 31, 2016 and December 31, 2015. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of March 31, 2016 and December 31, 2015.

Note 9. Financial Highlights

	Three Months Ended March 31, 2016	For Period January 29, 2015 (Date of Inception) through March 31, 2015
Per Share Data:
Net asset value, beginning of period	$9.45	$-
Net investment income (loss)(a)	0.05	(3,275.19)
Net realized loss on investments and change in unrealized appreciation on investments(a)	0.03	-
Net increase (decrease) in net assets resulting from operations	$0.08	$(3,275.19)

Effect of equity capital activity
Equity contribution	-	10.00
Net asset value at end of period	$9.53	$(3,265.19)
Total return(b) (f)	0.85%	(32,751.90)%
Shares of common stock outstanding at end of period	10,750,799	100

Statement of Assets and Liabilities Data:
Net assets at end of period	$102,440,934	$(326,519)
Average net assets(c)	102,098,065	(193,401)

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(d)	2.58%	(113.72)%
Ratio of net expenses to average net assets- annualized(e)	2.22%	(113.72)%
Ratio of net investment income (loss) to average net assets- annualized	2.25%	(113.72)%
Portfolio turnover(f)	1.49%	-%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(c)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(d)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser.
(e)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser.
(f)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through May 16, 2016, the date the quarterly report 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

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

This report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the ability of our portfolio companies to achieve their objectives;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•	changes in the general economy;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Adviser and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the adequacy of our financing sources and working capital;
•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report (file no. 814-01154) (the “Annual Report”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section of our registration statement on Form 10 (the “Registration Statement”) and our Annual Report entitled “Item 1A. Risk Factors”. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Exchange Act.

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

Although we have no present intention of doing so, we may decide to incur leverage. If we do incur leverage, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Specifically, as a BDC we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which are syndicated loans, was $75,223,001 in 46 portfolio companies as of March 31, 2016. The fair value of our investments, all of which are syndicated loans, was approximately $61,378,152 in 38 portfolio companies as of December 31, 2015.

During the three months ended March 31, 2016, the Company invested in eight new syndicated investments for a combined $13,810,000 and $990,000 in an existing investment. The Company also received $230,590 in repayments from investments and $986,294 from investments sold during the three months. The Company did not hold any investments as of March 31, 2015. In addition, during the three months ended March 31, 2016, we had a change in unrealized appreciation of approximately $236,766 and realized losses of $9,150.

Our investment activity for the three months ended March 31, 2016, is presented below:

Three Months Ended March 31, 2016

Beginning investment portfolio, at fair value	$61,378,152
Disbursements to new portfolio investments	13,810,000
Disbursements to existing portfolio investments	990,000
Principal repayments	(230,590)
Sales of investments	(986,294)
Change in premiums, discounts and amortization	34,117
Net unrealized appreciation on investments	236,766
Realized loss on investments	(9,150)
Ending portfolio investment activity, at fair value	$75,223,001
Number of portfolio investments	48
Average investment amount, at cost	$1,559,561
Percentage of investments at floating rates	100.00%

As of March 31, 2016 and December 31, 2015, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2016 through May 16, 2016, we have invested $5,940,000 at cost in 5 different portfolio companies

RESULTS OF OPERATIONS

Revenue

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Net investment income for the three months ended March 31, 2016, is presented in the table below. The Company did not recognize any income during the period January 29, 2015 (date of inception) through March 31, 2015.

	For the Three Months Ended March 31, 2016	For the Period January 29, 2015 (Date of Inception) through March 31, 2015

Total investment income from non-controlled/non- affiliated investments	$1,123,345	$-
Total other interest income	15,471	-
Total other income	1,247	-
Total net expenses	(565,246)	-
Net investment income	$574,817	$-

Total investment income for the three months ended March 31, 2016, was driven by our interest income from our increasing investment balance. As of March 31, 2016, the size of our portfolio was $74,858,945 at amortized cost, with total principal amount outstanding of $75,914,671. As we were not operational until July 8, we did not accrue any income for the period January 29, 2015 (date of inception) through March 31, 2015.

Expenses

Total expenses net of waivers for the three months ended March 31, 2016 and for the period January 29, 2015 (date of inception) through March 31, 2015, were as follows:

	Three Months Ended March 31, 2016	For the Period January 29, 2015 (Date of Inception) through March 31, 2015

Base management fee(a)	$263,388	$-
Administrative fee(a)	66,250	-
Organizational costs	-	286,640
Directors' fees	45,000	-
Professional fees	209,734	35,000
Other expenses	73,060	5,879
Total expenses	657,432	327,519
Management fee waivers(a)	(92,186)	-
Total expenses, net of waivers	$565,246	$327,519

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

Base management fees before waivers for the three months ended March 31, 2016 were driven by our increasing invested balance. For the three months ended March 31, 2016, we accrued gross base management fees before waivers of $263,388. Offsetting those fees, were base management fee waivers of $92,186. Additionally, we accrued $66,250 of administrative fees for the three months ended March 31, 2016. As we were not operational until July 8, 2015, we did not accrue any base management fees, base management fee waivers, or administrative fees for the period January 29, 2015 (date of inception) through March 31, 2015. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the period January 29, 2015 (date of inception) through March 31, 2015, we incurred expenses related to our formation and registration and offerings of our Common Stock of $286,640. We did not incur organizational costs for the three months ended March 31, 2016.

During the three months ended March 31, 2016, we incurred professional fees of $209,734 related to audit fees, tax fees, and legal fees. During the period January 29, 2015 (date of inception) through March 31, 2015, we incurred professional fees of $35,000 related to audit fees related to our Registration Statement. We also incurred expenses related to fees paid to our independent directors of $45,000 and $0 for the three months ended March 31, 2016 and for the period January 29, 2015 (date of inception) through March 31, 2015, respectively.

Unrealized Appreciation on Investments

Net change in unrealized appreciation on investments for the three month ended March 31, 2016 period, is presented in the table below. We did not hold any investments as of March 31, 2015.

Type
First Lien Debt	$186,733
Second Lien Debt	50,033
Net unrealized appreciation on investments	$236,766

Net change in unrealized appreciation on investments was primarily due to an increase in performance of our portfolio companies and changes in the capital market conditions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of March 31, 2016 and December 31, 2015, we had cash of $29,213,022 and $43,155,376, respectively.

Operating Activities

Net cash used in the operating activities for the three March 31, 2016 was $13,942,354. The primary operating activity during this period was investment in portfolio companies. This was partially offset by proceeds from investments sold. Net cash used in operating activities for the period January 29, 2015 (date of inception) through March 31, 2015 was $0.

As of March 31, 2016, we had two investments with unfunded commitments of $649,351. We believe that, as of March 31, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table below summarizes our total portfolio activity during the three months ended March 31, 2016:

Three Months Ended March 31, 2016

Beginning investment portfolio	$61,378,152
Disbursements to new portfolio investments	13,810,000
Disbursements to existing portfolio companies	990,000
Principal repayments	(230,590)
Proceeds from sales of investments	(986,294)
Net unrealized appreciation depreciation on investments	236,766
Net realized loss on investments	(9,150)
Net change in premiums, discounts and amortization	34,117
Investment Portfolio, at Fair Value	$75,223,001

Financing Activities

We did not have any financing activities for the three months ended March 31, 2016. Net cash provided by our financing activities for the period January 29, 2015 (date of inception) through March 31, 2015 was $1,000 from issuances of 100 of the Shares to our stockholders, in connection with the initial purchase of the Shares by Audax Group, L.P.

Equity Activity

An investor made a $140,000,000 capital commitment to us during the period from January 29, 2015 (date of inception) through December 31, 2015. As of March 31, 2016, $38,000,000 of total capital commitments remained unfunded by our investors.

The number of Shares issued and outstanding as of and March 31, 2016 and December 31, 2015, were 10,750,799.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the period January 29, 2015 (date of inception) through December 31, 2015, we made one distribution of $259,976, or $0.04 per Share. The distribution was declared, recorded, and payable on December 18, 2015. We did not declare or pay any distributions during the three months ended March 31, 2016.

Related Party Fees

For the three months ended March 31, 2016, we recorded management fees and waivers to the management fees of $263,388 and $92,186, respectively. We accrued administrative fees of $66,250 for the three months ended March 31, 2016. We did not accrue any management fees, administration fees, or management fee waivers for the period January 29, 2015 through March 31, 2015. Fees due to related parties as of March 31, 2016 and December 31, 2015 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2016	December 31, 2015
Net management fee due to adviser	$171,202	$112,131
Net incentive fee due to adviser	-	-
Total fees due to Adviser, net of waivers	171,202	112,131
Fee due to Administrator	66,250	189,677
Total Related Party Fees Due	$237,452	$301,808

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

Security transactions are recorded on trade date (date the order to buy or sell is executed or, in the case of privately issued securities, the closing date, which is when all terms of the transactions have been defined). Realized gains and losses on investments are determined based on the identified cost method.

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

Organization and Offering Expenses

The Company did not incur any organizational costs for the three months ended March 31, 2016. The Company incurred organizational costs of $286,640 for the period January 29, 2015 (date of inception) through March 31, 2015. Organization costs included the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs were expensed on the Company’s statement of operations as incurred. The Company also incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’ Registration Statement and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,340 and $0 for the three months ended March 31, 2016 and for the period January 29, 2015 (date of inception) to March 31, 2015.

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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We would then pay a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the tax year ended December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2016, all of our investments included variable rates or variable rates with a floor.

Assuming that the accompanying statements of assets and liabilities as of March 31, 2016 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 300 basis points	$-	$-	$-
Down 200 basis points	-	-	-
Down 100 basis points	-	-	-
Up 100 basis points	329,437	-	329,437
Up 200 basis points	1,088,584	-	1,088,584
Up 300 basis points	1,847,730	-	1,847,730

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2016 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

10.1	Management Fee Waiver Agreement, dated as of July 8, 2015, by and between the Company and the Adviser

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: May 16, 2016	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 16, 2016	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

