Form 10-Q
period 2016-06-30
Audax Credit BDC Inc.
filed 2016-08-12
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The registrant had 12,727,906 shares of common stock, par value $0.001 per share, outstanding as of August 12, 2016.

AUDAX CREDIT BDC INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)

	Statements of Assets and Liabilities as of June 30, 2016 (unaudited) and December 31, 2015	2
	Statements of Operations for the three and six months ended June 30, 2016 and for the three months ended June 30, 2015 and the period January 29, 2015 (date of inception) through June 30, 2015 (unaudited)	3
	Statement of Changes in Net Assets for the six months ended June 30, 2016 and the period January 29, 2015 (date of inception) through June 30, 2015 (unaudited)	4
	Statement of Cash Flows for the six months ended June 30, 2016 and the period January 29, 2015 (date of inception) through June 30, 2015 (unaudited)	5
	Schedule of Investments as of June 30, 2016 (unaudited) and December 31, 2015	6
	Notes to Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Overview	27
	Results of Operations	28
	Financial Condition, Liquidity and Capital Resources	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES		39

Audax Credit BDC Inc.
Statements of Assets and Liabilities
June 30, 2016 and December 31, 2015
(Expressed in U.S. Dollars)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $100,381,701 and $61,250,862, respectively)	$101,011,814	$61,378,152
Cash and cash equivalents	29,416,584	43,155,376
Deferred offering costs	-	72,679
Interest receivable	321,734	256,285
Receivable from bank loan repayment	7,506	2,500
Other assets	78,032	1,350

Total assets	$130,835,670	$104,866,342

Liabilities
Accrued expenses and other liabilities	$330,645	$256,709
Fee due to administrator(a)	66,250	189,677
Fees due to advisor(a)	172,769	112,131
Payable for investments purchased	7,717,500	2,669,324

Total liabilities	$8,287,164	$3,227,841
Commitments and contingencies(b)

Net Assets
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 12,727,906 and 10,750,799 shares issued and outstanding, respectively	$12,728	$10,751
Capital in excess of par value	120,804,083	101,806,060
Accumulated net appreciation on investments	630,113	127,290
Accumulated net realized losses	(14,710)	(11,034)
Accumulated net investment income (loss)	1,116,292	(294,566)
Total Net Assets	$122,548,506	$101,638,501

Net Asset Value per Share of Common Stock at End of Period	$9.63	$9.45

Shares Outstanding	12,727,906	10,750,799

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Commitments and Contingencies for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	For the period January 29, 2015 (date of inception) through
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Investment income
Interest income
Non-Control/Non-Affiliate	$1,399,869	$-	$2,523,214	$-
Other	13,083	-	28,554	-
Total interest income	1,412,952	-	2,551,768	-
Other income
Non-Control/Non-Affiliate	16,066	-	17,313	-
Total income	1,429,018	-	2,569,081	-

Expenses
Management fee(a)	$265,798	$-	$529,186	$-
Administrative fee(a)	66,250	7,198	132,500	7,198
Organizational costs	-	14,024	-	300,664
Directors’ fees	45,000	90,000	90,000	90,000
Professional fees	187,548	97,667	397,282	132,667
Other expenses	121,410	1,742	194,470	7,621

Expenses before waivers from Adviser	686,006	210,631	1,343,438	538,150
Management fee waivers(a)	(93,029)	-	(185,215)	-
Total expenses, net of waivers	592,977	210,631	1,158,223	538,150
Net investment Income (Loss)	836,041	(210,631)	1,410,858	(538,150)

Realized and Unrealized Gain (Loss) on investments
Net realized gain (loss) on investments	5,474	-	(3,676)	-
Net change in unrealized appreciation on investments	266,057	-	502,823	-
Net realized and unrealized gain on investments	271,531	-	499,147	-

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,107,572	$(210,631)	$1,910,005	$(538,150)

Basic and Diluted per Share of Common Stock:
Net investment income (loss)	$0.08	$(2,106.31)	$0.13	$(5,381.50)
Net increase (decrease) in net assets resulting from operations	$0.10	$(2,106.31)	$0.18	$(5,381.50)

Weighted average shares of common stock outstanding basic diluted	10,794,252	100	10,772,525	100

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Statements of Changes in Net Assets
(Expressed in U.S. Dollars)
(unaudited)

	Six Months Ended June 30, 2016	For the period January 29, 2015 (date of inception) through June 30, 2015

Operations
Net investment income (loss)	$1,410,858	$(538,150)
Net realized loss on investments	(3,676)	-
Net unrealized appreciation on investments	502,823	-
Net increase (decrease) in net assets resulting from operations	1,910,005	(538,150)

Capital Share Transactions:
Issuance of common stock	19,000,000	1,000
Net increase in net assets from capital share transactions	19,000,000	1,000

Net Increase (Decrease) in Net Assets	20,910,005	(537,150)

Net Assets, Beginning of Period	101,638,501	-

Net Assets, End of Period	$122,548,506	$(537,150)

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Six Months Ended	For the period January 29, 2015 (date of inception) through
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,910,005	$(538,150)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized loss on investments	3,676	-
Net change in unrealized appreciation on investments	(502,823)	-
Accretion of original issue discount interest	(73,140)	-
Increase in deferred offering costs	-	(58,456)
Amortization of deferred offering costs	72,679	-
Increase in interest receivable	(65,449)	-
Increase in receivable from bank loan repayment	(5,006)	-
Increase in other assets	(76,682)	-
Increase in accrued expenses and other liabilities	73,936	118,070
(Decrease) increase in fee due to administrator(a)	(123,427)	7,198
Increase in fees due to advisor(a)	60,638	381,338
Increase in fees due to directors	-	90,000
Increase in payable for investments purchased	5,048,176	-
Investment activity:
Investments purchased	(42,209,214)	-
Proceeds from investments sold	986,294	-
Repayment of bank loans	2,161,545	-
Total investment activity	(39,061,375)	-

Net cash used in operating activities	(32,738,792)	-

Cash flows from financing activities:
Issuance of shares of Common Stock	19,000,000	1,000

Net cash provided by financing activities	19,000,000	1,000

Net (decrease) increase in cash and cash equivalents	(13,738,792)	1,000

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	43,155,376	-

Cash and cash equivalents, end of period	$29,416,584	$1,000

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments
As of June 30, 2016
(Expressed in U.S. Dollars)
(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (82.4%)(e)(f):

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan, 6.75% (Libor + 5.75%), maturity 10/30/22	$2,985,854	$2,873,980	$2,970,925
Inst. Shareholder Services, Senior Secured Second Lien Term Loan, 8.50% (Libor + 7.50%), maturity 4/30/22	3,000,000	2,955,114	2,955,000
Edgewood Partners Insurance Centers, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 3/16/23	1,995,000	1,956,074	1,975,050
AmeriLife Group, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 7/10/22	1,982,481	1,957,200	1,962,656
GENEX Services, Senior Secured Second Lien Initial Term Loan, 8.75% (Libor + 7.75%), maturity 5/30/22	1,271,000	1,203,150	1,267,822

Services: Business
Sterling Backcheck, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 6/20/22	1,992,294	1,974,272	1,994,784
CoAdvantage, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	1,990,000	1,972,117	1,985,025
First Advantage, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,985,941	1,977,500
Insight Global, Senior Secured Extended Tranche B Term Loan, 6.00% (Libor + 5.00%), maturity 10/31/21	1,979,487	1,984,091	1,959,692
Oasis Outsourcing, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/27/21	994,841	985,634	992,354
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 10/29/21	979,960	971,065	972,610
LDiscovery, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/22/21	712,500	703,132	704,484

Chemicals, Plastics & Rubber
Universal Fiber Systems, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 10/2/21	2,985,000	2,970,515	2,985,000
PQ Corporation, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 11/4/22	2,000,000	2,000,000	2,003,880
Plaskolite, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 11/3/22	1,990,000	1,971,497	1,985,025
Pexco, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 8/19/20	1,471,875	1,459,246	1,471,875
Transilwrap, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 11/22/19	997,500	992,578	992,513
Houghton International, Senior Secured Second Lien Incremental Term Loan, 9.75% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	992,500

Healthcare & Pharmaceuticals
MedRisk, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 3/1/23	2,992,500	2,963,547	2,970,056
Sarnova, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 1/28/22	1,995,000	1,976,146	1,985,025
Upstream Rehabilitation, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 12/15/21	1,990,000	1,946,933	1,985,025
ATI Physical Therapy, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 5/10/23	1,000,000	1,000,000	1,000,000
CareCentrix, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/8/21	995,000	973,452	990,025
North American Partners in Anesthesia, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 4/19/23	903,118	894,199	896,345

High Tech Industries
GlobalLogic, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 5/31/19	2,976,468	2,972,313	2,976,468
Idera, Senior Secured Term Loan, 6.50% (Libor + 5.50%), maturity 4/9/21	2,985,001	2,715,487	2,940,226
Global Knowledge, Senior Secured Second Lien Initial Term Loan, 10.50% (Libor + 9.50%), maturity 1/20/22	1,000,000	989,722	987,500
Flexera Software, Senior Secured Second Lien Term Loan, 8.00% (Libor + 7.00%), maturity 4/2/21	1,000,000	975,152	975,000
EAG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 7/27/17	941,979	939,280	939,624

Wholesale
Colony Hardware, Senior Secured Term Loan, 7.00% (Libor + 6.00%), maturity 10/23/21	1,994,987	1,975,049	1,975,038
PetroChoice, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/19/22	1,985,000	1,939,158	1,960,188
Ohio Transmission, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/2/21	1,632,273	1,614,402	1,624,111
ABB-Concise, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 6/15/23	1,000,000	990,000	990,000

Media: Advertising, Printing & Publishing
Northstar, Senior Secured Term Loan, 7.25% (Libor + 6.25%), maturity 6/7/22	1,750,000	1,723,750	1,723,750
Vestcom International, Senior Secured Second Lien Term Loan, 8.75% (Libor + 7.75%), maturity 9/30/22	1,500,000	1,467,948	1,417,500
Mspark, Senior Secured Term Loan, 6.50% (Libor + 5.50%), maturity 4/22/21	1,000,000	990,274	992,500
Vestcom International, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 9/30/21	992,348	993,438	992,348
Imagine! Print Solutions, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 3/30/22	997,500	983,042	990,019

Automotive
Caliber Collision, Senior Secured Incremental Term Loan, 6.25% (Libor + 5.25%), maturity 11/20/19	3,995,000	3,977,272	3,999,994
DYK Automotive, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 4/1/22	987,500	977,564	989,969

Services: Consumer
Stratford Schools, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 12/18/21	1,990,000	1,971,453	1,985,025
ADT, Senior Secured Second Lien Term Loan, 9.75% (Libor + 8.75%), maturity 7/1/22	1,500,000	1,500,000	1,511,250
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 2/21/22	1,492,500	1,479,178	1,488,769

Consumer Goods: Durable
Pelican Products, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 4/10/20	2,014,162	1,977,258	1,953,737
5.11 Tactical, Senior Secured Term Facility, 6.00% (Libor + 5.00%), maturity 2/28/20	1,953,099	1,948,831	1,953,099
Water Pik, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 7/8/20	1,000,000	1,002,500	1,002,500

Containers, Packaging & Glass
Novolex, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 12/5/21	1,996,984	1,992,076	2,004,971
Packaging Coordinators, Senior Secured Second Lien Term Loan, 9.00% (Libor + 8.00%), maturity 8/1/22	1,000,000	988,521	1,010,000
Tapp Label Company, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 7/6/20	746,180	739,966	708,871

Aerospace & Defense
MB Aerospace, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 12/15/22	1,992,494	1,973,029	1,977,550
StandardAero, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/7/22	992,500	992,500	992,038
Cadence Aerospace, Senior Secured Term Loan, 6.50% (Libor + 5.25%), maturity 5/9/18	642,176	610,633	635,755

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments (Continued)
As of June 30, 2016
(Expressed in U.S. Dollars)
(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Construction & Building
TK Enterprises, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 4/4/23	$1,995,000	$1,965,709	$1,965,075
PlayPower, Senior Secured Second Initial Term Loan, 9.75% (Libor + 8.75%), maturity 6/23/22	1,000,000	990,903	1,000,000

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 5/12/21	2,977,799	2,971,112	2,962,910

Media: Broadcasting & Subscription
Encompass, Senior Secured Second Lien Tranche B Term Loan, 8.75% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,475,870	1,488,750
Encompass, Senior Secured Tranche B Term Loan, 5.50% (Libor + 4.50%), maturity 6/6/21	989,899	989,899	982,475

Forest Products & Paper
Hoffmaster Group, Senior Secured Second Lien Initial Term Loan, 10.00% (Libor + 9.00%), maturity 5/9/21	2,000,000	1,971,965	2,000,000

Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 8/21/21	1,992,506	1,972,117	1,982,544

Capital Equipment
TriMark, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/1/21	989,924	993,287	987,039

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/12/21	995,000	986,210	985,050

Transportation: Cargo
Capstone Logistics, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	994,950	994,950	985,000

Total Portfolio Investments(g)		$100,381,701	$101,011,814

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate (“LIBOR”) unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Act of 1940, unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments which the ownership percentage is less than 5.0% of the issued and outstanding voting securities.
(g)	At June 30, 2016, the cost of investments for income tax purposes was $101,381,701, the gross unrealized appreciation for federal tax purposes was $813,251, the gross unrealized depreciation for federal income tax purposes was $183,138, and the net unrealized appreciation was $630,113.

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

Audax Credit BDC Inc.
Schedule of Investments (Continued)
As of December 31, 2015
(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/12/21	$1,000,000	$990,473	$992,500

Capital Equipment
TriMark, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/1/21	994,962	998,610	989,988

Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 8/21/21	997,500	985,615	987,525

Total Portfolio Investments(g)		$61,250,862	$61,378,152

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate (“LIBOR”). unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Act of 1940, unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments which the ownership percentage is less than 5.0% of the issued and outstanding voting securities.
(g)	At December 31, 2015, the cost of investments for income tax purposes was $61,250,862, the gross unrealized appreciation for federal tax purposes was $286,297, the gross unrealized depreciation for federal income tax purposes was $159,007, and the net unrealized appreciation was $127,290.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Notes to Financial Statements
June 30, 2016
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

The Company commenced business operations on July 8, 2015, the date on which the company made its first investment. The Company has been formed for the purpose of investing primarily in the debt of leveraged, non-investment grade middle market companies, with the principal objective of generating income and capital appreciation. The Company’s investment strategy is to invest primarily in first lien senior secured loans and selectively in second lien loans to middle market companies. During the period prior to July 8, 2015, the Company was a development stage company, as defined in Paragraph 915-10-05, Development Stage Entity, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (“ASC”) . During this time, the Company was devoting substantially all of its efforts to establishing its business and its planned principal operations had not commenced. All losses accumulated during the period prior to July 8, 2015 have been considered a part of the Company’s development stage activities.

Audax Management Company (NY), LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended.

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X, as well as accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at June 30, 2016 and December 31, 2015. Cash was not subject to any restrictions on withdrawal.

Organization and Offering Expenses

The Company did not incur any organizational costs for the three or six months ended June 30, 2016. The Company incurred organizational costs of $14,024 and $300,664 for the three months ended June 30, 2015 and the period January 29, 2015 (date of inception) through June 30, 2015, respectively. Organization costs included the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs were expensed on the Company’s statement of operations as incurred. The Company also incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’ Registration Statement and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,339 and $72,679 for the three and six months ended June 30, 2016. The Company did not expense any deferred offering costs during the three months ended June 30, 2015 or the period January 29, 2015 (date of inception) through June 30, 2015.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discounts (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible.

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

As of June 30, 2016, the Company held 62 investments in loans with OID. The Company accrued OID income of $39,024 and $73,141 for the three and six months ended June 30, 2016, respectively. The unamortized balance of OID investments as of June 30, 2016, totaled $1,314,938. As of December 31, 2015, the Company held 40 investments in loans with OID. The unamortized balance of OID investments as of December 31, 2015, totaled $845,411. The Company did not accrue any OID for the period January 29, 2015 (date of inception) through June 30, 2015, as the Company did not hold any investments as of June 30, 2015.

As of June 30, 2016 and December 31, 2015, the Company held $29,416,584 and $43,155,376 of cash and cash equivalents, respectively. For the three and six months ended June 30, 2016, the Company earned interest income related to cash of $13,083 and $28,554, respectively, which is included in other interest income within the accompanying statement of operations. The Company did not earn interest income related to cash for the three months ended June 30, 2015 or for the period January 29, 2015 (date of inception) through June 30, 2015.

Other Income Recognition

The Company generally records prepayment fees upon receipt of cash.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees and dividend income are both accrued in other income in the accompanying statements of operations.

The Company accrued $16,066 and $17,313 of other income for the three and six months ended June 30, 2016 related to amendment fees. The Company did not record any other income for the three months ended June 30, 2015 or for the period January 29, 2015 (date of inception) through June 30, 2015.

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

As of June 30, 2016, $66,608,084 of the Company’s investments were valued using Level 3 inputs, and $34,403,730 were valued using Level 2 inputs. During the six months ended June 30, 2016, $28,656,382 and $3,979,769 of investments transferred into and out of Level 3, respectively.

As of December 31, 2015, $27,319,316 of the Company’s investments were valued using Level 3 inputs, and $34,058,836 were valued using Level 2 inputs. During the period January 29, 2015 (date of inception) through December 31, 2015, there were no investments transferred into or out of Levels 1, 2 or 3.

The following tables present the Company’s investments carried at fair value as of June 30, 2016 and December 31, 2015, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$26,534,980	$58,871,512	$85,406,492
Second lien debt		7,868,750	7,736,572	15,605,322
Total	$-	$34,403,730	$66,608,084	$101,011,814

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$31,616,336	$18,885,005	$50,501,341
Second lien debt		2,442,500	8,434,311	10,876,811
Total	$-	$34,058,836	$27,319,316	$61,378,152

In accordance with FASB’s Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2016.

The weighted average calculations in the tables below are based on the fair value balances for all debt related calculations for the particular input:

				As of June 30, 2016
	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$55,931,286	Matrix Pricing	Senior Leverage	2.47x - 6.91x	3.92	x
			Total Leverage	2.47x - 10.65x	5.03	x
			Interest Coverage	0.88x - 5.52x	2.65	x
			Debt Service Coverage	0.74x - 4.51x	2.14	x
			TEV Coverage	1.02x - 4.62x	2.65	x
			Liquidity	28.94% - 271.85%	131.77%
			Spread Comparison	400bps - 600bps	498	bps

	2,940,226	Market Analysis	Senior Leverage	3.83x	3.83	x
			Total Leverage	5.10x	5.10	x
			Interest Coverage	2.55x	2.55	x
			Debt Service Coverage	1.80x	1.80	x
			TEV Coverage	2.80x	2.80	x
			Liquidity	234.35%	234.35%
			Spread Comparison	550bps	550	bps

Second lien debt	7,736,572	Matrix Pricing	Senior Leverage	4.40x - 6.05x	5.17	x
			Total Leverage	4.50x - 6.05x	5.26	x
			Interest Coverage	1.01x - 2.63x	2.12	x
			Debt Service Coverage	0.81x - 2.28x	1.77	x
			TEV Coverage	1.29x - 2.12x	1.77	x
			Liquidity	98.97% - 170.95%	122.97%
			Spread Comparison	775bps - 950bps	852	bps

Total	$66,608,084

(1)	For any portfolio company, the unobservable input “Liquidity” is a fraction, expressed as a percentage, the numerator of which is the sum of the company’s undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company’s revolving credit facility. The unobservable input “Spread Comparison” is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.
(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific industry classification. The range may be a single data point when there is only one company represented in a specific industry classification.
(3)	Inputs are weighted based on the fair value of the investments included in the range.

The following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2015:

	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range(2)	Average(3)

First lien debt	$14,905,785	Matrix Pricing	Senior Leverage	2.99x - 4.89x	4.12	x
			Total Leverage	3.00x - 6.51x	5.13	x
			Interest Coverage	1.38x - 3.54x	2.38	x
			Debt Service Coverage	0.75x - 2.22x	1.65	x
			TEV Coverage	1.62x - 3.41x	2.17	x
			Liquidity	15.37% - 246.68%	132.29%
			Spread Comparison	400bps - 550bps	469	bps

	3,979,220	Market Analysis	Senior Leverage	2.75x - 3.86x	3.03	x
			Total Leverage	2.75x - 3.86x	3.03	x
			Interest Coverage	2.75x - 4.9x	3.28	x
			Debt Service Coverage	1.13x - 5.05x	4.08	x
			TEV Coverage	0.88x - 4.11x	3.31	x
			Liquidity	232.67% - 425.87%	377.93%
			Spread Comparison	450bps - 525bps	506	bps

Second lien debt	7,461,250	Matrix Pricing	Senior Leverage	4.90x - 6.26x	5.38	x
			Total Leverage	4.90x - 6.26x	5.38	x
			Interest Coverage	1.13x - 6.26x	4.63	x
			Debt Service Coverage	1.13x - 2.74x	2.19	x
			TEV Coverage	1.75x - 2.21x	1.97	x
			Liquidity	114.58% - 201.25%	154.51%
			Spread Comparison	775bps - 950bps	845	bps

	973,061	Market Analysis	Senior Leverage	5.82x	5.82	x
			Total Leverage	5.82x	5.82	x
			Interest Coverage	5.82x	5.82	x
			Debt Service Coverage	2.93x	2.93	x
			TEV Coverage	1.71x	1.71	x
			Liquidity	210.32%	210.32%
			Spread Comparison	775bps	775	bps

Total	$27,319,316

(1)	For any portfolio company, the unobservable input “Liquidity” is a fraction, expressed as a percentage, the numerator of which is the sum of the company’s undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company’s revolving credit facility. The unobservable input “Spread Comparison” is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.
(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific industry classification. The range may be a single data point when there is only one company represented in a specific industry classification.
(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the six months ended June 30, 2016 for all investments for which the Company’s determine fair value using unobservable (Level 3) factors. The Company did not hold any investments as of June 30, 2015.

Six Months Ended June 30, 2016	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2015	$18,885,005	$8,434,311	$27,319,316
Transfers into Level 3	27,661,382	995,000	28,656,382
Transfers out of Level 3	(1,984,769)	(1,995,000)	(3,979,769)
Total gains:
Net realized loss(a)	2,716	-	2,716
Net unrealized appreciation(a)	414,670	11,030	425,700
New investments, repayments and settlements:(b)
Purchases	14,406,746	283,679	14,690,425
Settlements/repayments	(576,011)	-	(576,011)
Net amortization of premiums, discounts and fees	61,773	7,552	69,325
Fair Value as of June 30, 2016	$58,871,512	$7,736,572	$66,608,084

(a)	Included in net change in unrealized appreciation on the accompanying Statements of Operations for the six months ended June 30, 2016.

(b)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2016, transfers from Level 2 to Level 3 were primarily due to increased or decreased price transparency. Transfers from Level 3 to Level 2 were primarily due to recent transactions.

Investment Activities

The Company held a total of 62 and 41 syndicated investments with an aggregate fair value of $101,011,814 and $61,378,152 as of June 30, 2016 and December 2015, respectively. During the six months ended June 30, 2016, the Company invested in twenty-three new syndicated investments for a combined $38,465,250 and $3,743,964 in existing investments. The Company also received $2,161,545 in repayments from investments and $986,294 from investments sold during the six months. The Company did not have investment activity as of June 30, 2015.

Investment Concentrations

As of June 30, 2016, the Company investment portfolio consisted of investments in 60 companies located in 23 states across 20 different industries, with an aggregate fair value of $101,011,814. The five largest investments at fair value as of June 30, 2016 totaled $15,902,443 or 15.74% of the Company’s total investment portfolio as of such date, as compared to December 31, 2015 which totaled $14,613,100, or 23.81% of the Company’s total investment portfolio as of such date. As of June 30, 2016, the Company average investment by obligor was $1,673,028 at cost, as compared to December 31, 2015 which was $1,611,865 at cost. The following table outlines the Company’s investments by security type as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$84,863,356	84.54%	$85,406,492	84.55%	$50,431,054	82.34%	$50,501,341	82.28%
Second lien debt	15,518,345	15.46%	15,605,322	15.45%	10,819,808	17.66%	10,876,811	17.72%
Total Investments	$100,381,701	100.00%	$101,011,814	100.00%	$61,250,862	100.00%	$61,378,152	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Banking, Finance, Insurance & Real Estate	$11,131,453	11.02%	$5,810,686	9.47%
Services: Business	10,586,449	10.48	8,614,409	14.03
Chemicals, Plastics & Rubber	10,430,793	10.33	7,483,195	12.19
Healthcare & Pharmaceuticals	9,826,476	9.73	992,513	1.62
High Tech Industries	8,818,818	8.73	7,695,294	12.54
Wholesale	6,549,337	6.48	3,596,647	5.86
Media: Advertising, Printing & Publishing	6,116,117	6.05	1,987,469	3.24
Automotive	4,989,963	4.94	-	-
Services: Consumer	4,985,044	4.94	5,909,728	9.63
Consumer Goods: Durable	4,909,336	4.86	2,948,462	4.80
Containers, Packaging & Glass	3,723,842	3.69	1,936,275	3.16
Aerospace & Defense	3,605,343	3.57	1,984,632	3.23
Construction & Building	2,965,075	2.94	995,000	1.62
Hotel, Gaming & Leisure	2,962,910	2.93	2,985,118	4.86
Media: Broadcasting & Subscription	2,471,225	2.45	2,476,237	4.03
Forest Products & Paper	2,000,000	1.98	1,995,000	3.25
Beverage, Food & Tobacco	1,982,544	1.96	987,525	1.61
Capital Equipment	987,039	0.98	989,987	1.61
Media: Diversified & Production	985,050	0.97	992,500	1.62
Transportation: Cargo	985,000	0.97	997,475	1.63
	$101,011,814	100.00%	$61,378,152	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
		Percentage		Percentage
		of Total		of Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$25,791,461	25.53%	$13,773,236	22.44%
Southeast	16,800,299	16.63	13,837,998	22.55
West	14,479,424	14.33	10,820,030	17.63
Midwest	15,025,522	14.88	10,014,519	16.32
Southwest	11,386,102	11.27	8,252,757	13.45
East	11,505,879	11.39	2,692,143	4.39
South	5,387,372	5.33	1,987,469	3.22
Northwest	635,755	0.64	-	-
Total Investments	$101,011,814	100.00%	$61,378,152	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2016:

For the Fiscal Years Ending December 31:	Amount
2016	$436,783
2017	1,753,818
2018	1,506,713
2019	8,609,071
2020	10,510,443
Thereafter	78,879,811
Total contractual repayments	101,696,639
Adjustments to cost basis on debt investments(a)	(1,314,938)
Total Cost Basis of Investments Held at June 30, 2016:	$100,381,701

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three and six months ended June 30, 2016, the Company recorded management fees of $265,798 and $529,186, respectively, and waivers to the management fees of $93,029 and $185,215 respectively, as set forth within the accompanying statements of operations. The Company did not accrue any management fees or waivers during the three months ended June 30, 2015 or for the period January 29, 2015 (date of inception) through June 30, 2015.

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

The Company has not accrued or waived any incentive fee since inception within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2016, respectively. The Company accrued administrative fees of $7,198 for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015.

Related Party Fees

Fees due to related parties as of June 30, 2016 and December 31, 2015 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2016	December 31, 2015
Net management fee due to adviser	$172,769	$112,131
Net incentive fee due to adviser	-	-
Total fees due to Adviser, net of waivers	172,769	112,131
Fee due to Administrator	66,250	189,677
Total Related Party Fees Due	$239,019	$301,808

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three and six months ended June 30, 2016 and three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) to June 30, 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	For the Period January 29, 2015 (date of inception) through June 30, 2015

Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$1,107,572	$(210,631)	$1,910,005	$(538,150)
Denominator for basic and diluted weighted average common shares	10,794,252	100	10,772,525	100
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.10	$(2,106.31)	$0.18	$(5,381.50)

Note 6. Income Tax

The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any (i.e., “investment company taxable income”), for each taxable year. The amount to be paid out as distributions to the Company’s stockholders is determined by the Company’s Board of Directors and is based on management’s estimate of the fiscal year earnings. Based on that estimate, the Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Although the Company currently intends to distribute its net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, recognized in respect of each taxable year as dividends out of the Company’s assets legally available for distribution, the Company in the future may decide to retain for investment and be subject to entity-level income tax on such net capital gains. Additionally, depending on the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company shall accrue excise tax, if any, on estimated excess taxable income as such excess taxable income is earned.

The Company had aggregate distributions declared and paid to its shareholders for the period January 29, 2015 (date of inception) through December 31, 2015 of $259,976, or $0.04 per share. $126,128 of the distributions declared and paid during such period was characterized, for U.S. federal income tax purposes, as ordinary income and $133,848 of such distributions was characterized as a return of capital. The distributions were reinvested in shares through the Company’s dividend reinvestment plan. The Company did not declare or pay any dividends during the six month period ended June 30, 2016.

At December 31, 2015, the components of accumulated losses on a tax basis below differ from the amounts reflected per the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from the amortization of organizational expenditures.

As of 12/31/15
Accumulated net investment loss	$(294,566)
Accumulated net appreciation on investments	127,290
Accumulated net realized losses	(11,034)
Components of tax distributable earning at period end	$(178,310)

The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as well as any applicable penalties or interest associated with such positions as tax expenses. During the six months ended June 30, 2016 and for the period January 29, 2015 (date of inception) to June 30, 2015, no tax expenses and any related interest were incurred.

Note 7. Equity

An investor made a $140,000,000 capital commitment to the Company during the period from January 29, 2015 (date of inception) through December 31, 2015. As of June 30, 2016, $19,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares issued and outstanding as of June 30, 2016 and December 31, 2015, were 12,727,906 and 10,750,799, respectively.

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

The following table summarizes our significant contractual payment obligations as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Unfunded commitments(1)	$649,351	$363,636
Total contractual obligations	$649,351	$363,636

(1)	Unfunded commitments represent all amounts unfunded as of June 30, 2016 and December 31, 2015. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of June 30, 2016 and December 31, 2015.

Note 9. Financial Highlights

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	For the period January 29, 2015 (date of inception) through June 30, 2015
Per Share Data:
Net asset value, beginning of period	$9.53	$(3,625.19)	$9.45	$-
Net investment income (loss)(a)	0.08	(2,106.31)	0.13	(5,381.50)
Net realized gain (loss) on investments and change in unrealized appreciation on investments(a)(b)	0.02	-	0.05	-
Net increase (decrease) in net assets resulting from operations	$0.10	$(5,731.50)	$0.18	$(5,381.50)

Effect of equity capital activity Equity contribution	-	10.00	-	10.00
Net asset value at end of period	$9.63	$(5,721.50)	$9.63	$(5,371.50)
Total return(c)(g)	1.05%	(64.51)%	1.90%	(53,815.00)%
Shares of common stock outstanding at end of period	12,727,906	100	12,727,906	100

Statement of Assets and Liabilities Data:
Net assets at end of period	$122,548,506	$(537,150)	$122,548,506	$(537,150)
Average net assets(d)	109,408,081	(481,106)	105,753,073	(337,254)

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.51%	(175.12)%	2.54%	(319.14)%
Ratio of net expenses to average net assets- annualized(f)	2.17%	(175.12)%	2.19%	(319.14)%
Ratio of net investment income (loss) to average net assets- annualized	3.06%	(175.12)%	2.67%	(319.14)%
Portfolio turnover(g)	1.14%	-%	1.29%	-%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain/loss for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser.
(g)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through August 12, 2016, the date the quarterly report on Form 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

Subsequent to June 30, 2016 and through August 12, 2016, the Company invested $2,325,383 at cost in two new portfolio companies and $498,133 at cost in one existing portfolio company.

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

We generate revenue in the form of interest on the debt securities that we hold in our portfolio companies. The senior debt we invest in generally has stated terms of three to ten years. Our senior debt investments generally bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions, although we do not expect to do so. OID as well as market discount and premium are accreted and amortized in determining our interest income. We record any prepayment premiums on loans and debt securities as income.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which are syndicated loans, was $101,011,814 in 60 portfolio companies as of June 30, 2016. The fair value of our investments, all of which are syndicated loans, was approximately $61,378,152 in 38 portfolio companies as of December 31, 2015.

During the six months ended June 30, 2016, the Company invested in twenty-three new syndicated investments for a combined $38,465,250 and $3,743,964 in existing investments. The Company also received $2,161,545 in repayments from investments and $986,294 from investments sold during the six months. The Company did not hold any investments as of June 30, 2015. In addition, during the three and six months ended June 30, 2016, we had a change in unrealized appreciation of approximately $266,057 and $502,823, respectively, and realized gain (losses) of $5,474 and $(3,676), respectively.

Our investment activity for the six months ended June 30, 2016, is presented below:

Six Months Ended June 30, 2016

Beginning investment portfolio, at fair value	$61,378,152
Investments in new portfolio investments	38,465,250
Investments in existing portfolio investments	3,743,964
Principal repayments	(2,161,545)
Sales of investments	(986,294)
Change in premiums, discounts and amortization	73,140
Net unrealized appreciation on investments	502,823
Realized loss on investments	(3,676)
Ending portfolio investment activity, at fair value	$101,011,814
Number of portfolio investments	62
Average investment amount, at cost	$1,619,060
Percentage of investments at floating rates	100.00%

As of June 30, 2016 and December 31, 2015, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2016 and through August 12, 2016, we have invested $2,325,383 at cost in two new portfolio companies and $498,750 at cost in one existing portfolio company.

RESULTS OF OPERATIONS

Revenue

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Net investment income for the three and six months ended June 30, 2016, is presented in the table below. The Company did not recognize any income during the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	For the Period January 29, 2015 (date of inception) through June 30, 2015

Total investment income from non-controlled/non- affiliated investments	$1,399,869	$-	$2,523,214	$-
Total other interest income	13,083	-	28,554	-
Total other income	16,066	-	17,313	-
Total net expenses	(592,977)	(210,631)	(1,158,223)	(538,150)
Net investment income	$836,041	$(210,631)	$1,410,858	$(538,150)

Total investment income for the three and six months ended June 30, 2016, was driven by our interest income from our increasing investment balance. As of June 30, 2016, the size of our portfolio was $100,381,701 at amortized cost, with total principal amount outstanding of $101,696,640.

As we were not operational until July 8, we did not accrue any income for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2016 and for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015, were as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	For the period January 29, 2015 (date of inception) through June 30, 2015

Base management fee(a)	$265,798	$-	$529,186	$-
Administrative fee(a)	66,250	7,198	132,500	7,198
Organizational costs	-	14,024	-	300,664
Directors’ fees	45,000	90,000	90,000	90,000
Professional fees	187,548	97,667	397,282	132,667
Other expenses	121,410	1,742	194,470	7,621
Total expenses	686,006	210,631	1,343,438	538,150
Management fee waivers(a)	(93,029)	-	(185,215)	-
Total expenses, net of waivers	$592,977	$210,631	$1,158,223	$538,150

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

Base management fees before waivers for the three and six months ended June 30, 2016 were driven by our increasing invested balance. For the three and six months ended June 30, 2016, we accrued gross base management fees before waivers of $265,798 and $529,186, respectively. Offsetting those fees, were base management fee waivers of $93,029 and $185,215, respectively. Additionally, we accrued $66,250 and $132,500 of administrative fees for the three and six months ended June 30, 2016, respectively. As we were not operational until July 8, 2015, we did not accrue any base management fees or base management fee waivers for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015. We accrued $7,198 for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015 of administrative fees. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015, we incurred expenses related to our formation and registration and offerings of our Common Stock of $14,024 and $300,664, respectively. We did not incur organizational costs for the three or six months ended June 30, 2016.

During the three months ended June 30, 2016, we incurred professional fees of $187,548 related to audit fees, tax fees, and legal fees. For the six months ended June 30, 2016, we incurred professional fees of $397,282 related to audit fees, tax fees, and legal fees. During the three months ended June 30, 2015, we incurred professional fees of $97,667 related to audit fees, tax fees, and legal fees. For the period January 29, 2015 (date of inception) through June 30, 2015, we incurred professional fees of $132,667 related to audit fees, tax fees, and legal fees.

We also incurred expenses related to fees paid to our independent directors of $45,000 and $90,000 for the three and six months ended June 30, 2016, respectively. We incurred expenses related to fees paid to our independent directors of $90,000 for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015.

Unrealized Appreciation on Investments

Net change in unrealized appreciation on investments for the three and six months ended June 30, 2016 period, is presented in the table below. We did not hold any investments as of June 30, 2015.

Type	Three Months ended June 30, 2016	Six Months ended June 30, 2016
First Lien Debt	$286,116	$472,849
Second Lien Debt	(20,059)	29,974
Net unrealized appreciation/(depreciation) on investments	$266,057	$502,823

Net change in unrealized appreciation on investments was primarily due to an increase in performance of our portfolio companies and changes in the capital market conditions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of the shares of our common stock, par value $0.001 per share, (each, a “Share”), from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of June 30, 2016 and December 31, 2015, we had cash of $29,416,584 and $43,155,376, respectively.

Operating Activities

Net cash used in the operating activities for the six months ended June 30, 2016 was $32,738,792. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in operating activities for the period January 29, 2015 (date of inception) through June 30, 2015 was $0.

As of June 30, 2016, we had two investments with unfunded commitments of $649,351. We believe that, as of June 30, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2016:

Six Months Ended June 30, 2016

Beginning investment portfolio	$61,378,152
Investments in new portfolio investments	38,465,250
Investments in existing portfolio investments	3,743,964
Principal repayments	(2,161,545)
Proceeds from sales of investments	(986,294)
Net unrealized appreciation depreciation on investments	502,823
Net realized loss on investments	(3,676)
Net change in premiums, discounts and amortization	73,140
Investment Portfolio, at Fair Value	$101,011,814

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2016 was $19,000,000 from issuances of 1,977,107 of Shares to our shareholders, in connection with our capital calls during the period. Net cash provided by our financing activities for the period January 29, 2015 (date of inception) through June 30, 2015 was $1,000 from issuances of 100 of the Shares to our stockholders, in connection with the initial purchase of the Shares by Audax Group, L.P.

Equity Activity

An investor made a $140,000,000 capital commitment to us during the period from January 29, 2015 (date of inception) through December 31, 2015. As of June 30, 2016, $19,000,000 of total capital commitments remained unfunded by our investors.

The number of Shares issued and outstanding as of and June 30, 2016 and December 31, 2015, were 12,727,906 and 10,750,799, respectively.

Distributions to Stockholders – Common Stock Distributions

We intend to elect to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we generally will not be subject to corporate-level U.S. federal income tax on ordinary income or capital gains that we timely distribute as dividends to our stockholders. To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute, we are required to distribute dividends to our stockholders each taxable year generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. To avoid a 4% excise tax on undistributed earnings, we are required to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we paid no federal income tax. We intend to make distributions to stockholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board of Directors and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, proceeds from the sale or disposition of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the period January 29, 2015 (date of inception) through December 31, 2015, we made one distribution of $259,976, or $0.04 per Share. The distribution was declared, recorded, and payable on December 18, 2015. We did not declare or pay any distributions during the three months ended June 30, 2016.

Related Party Fees

For the three and six months ended June 30, 2016, the Company recorded management fees of $265,798 and $529,186, respectively, and waivers to the management fees of $93,029 and $185,215, respectively, as set forth within the accompanying statements of operations. The Company did not accrue any management fees or waivers during the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015.

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2016, respectively. The Company accrued administrative fees of $7,198 for the three months ended June 30, 2015 and for the period January 29, 2015 (date of inception) through June 30, 2015. Fees due to related parties as of June 30, 2016 and December 31, 2015 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2016	December 31, 2015
Net management fee due to adviser	$172,769	$112,131
Net incentive fee due to adviser	-	-
Total fees due to Adviser, net of waivers	172,769	112,131
Fee due to Administrator	66,250	189,677
Total Related Party Fees Due	$239,019	$301,808

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. OID, market discount and premium are respectively accreted and amortized using the effective interest method in determining our interest income. We record prepayment premiums on loans and debt securities as interest income.

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

PIK Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our ability to be subject to tax as a RIC, substantially all of this income must be included in the amounts paid out by us to stockholders in the form of dividends, even if we have not collected any cash.

Organization and Offering Expenses

The Company did not incur any organizational costs for the three or six months ended June 30, 2016. The Company incurred organizational costs of $14,024 and $300,664 for the three months ended June 30, 2015 and the period January 29, 2015 (date of inception) through June 30, 2015, respectively. Organization costs included the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs were expensed on the Company’s statement of operations as incurred. The Company also incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’ Registration Statement and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,339 and $72,679 for the three and six months ended June 30, 2016. The Company did not expense any deferred offering costs during the three months ended June 30, 2015 or the period January 29, 2015 (date of inception) through June 30, 2015.

U.S. Federal Income Taxes

We intend to elect to be taxed as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. To qualify and maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to be subject to tax as a RIC, we are required to distribute dividends to our stockholders each taxable year of an amount at least equal to 90% of our investment company taxable income.

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We would then be subject to a 4% excise tax on such undistributed taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal year ended December 31, 2015 and for the six-month period ended June 30, 2016.

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current fiscal year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax law, regulations and interpretations thereof. Our accounting policy on income taxes is critical because if we are unable to qualify, or once qualified, maintain our tax status as a RIC, we generally would be required to record a provision for corporate-level U.S. federal income taxes, as well as any related state or local taxes which may be significant to our financial results.

COMMITMENTS AND CONTINGENCIES

From time to time, we, or the Adviser, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we nor the Adviser is currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2016, we had two investments with unfunded commitments of $649,351.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2016, all of our investments included variable rates or variable rates with a floor.

Assuming that the accompanying statements of assets and liabilities as of June 30, 2016 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 300 basis points	$-	$-	$-
Down 200 basis points	-	-	-
Down 100 basis points	-	-	-
Up 100 basis points	468,835	-	468,835
Up 200 basis points	1,485,801	-	1,485,801
Up 300 basis points	2,502,768	-	2,502,768

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 17, 2016, we delivered a capital drawdown notice to our investors relating to the sale of 1,977,107 Shares for an aggregate offering price of $19 million (the “Private Offering”). The Private Offering closed on June 29, 2016.

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

Audax Credit BDC Inc.

Date: August 12, 2016	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 12, 2016	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer