Form 10-Q
period 2016-09-30
Audax Credit BDC Inc.
filed 2016-11-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 14,680,630 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2016.

AUDAX CREDIT BDC INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)

	Statements of Assets and Liabilities as of September 30, 2016 (unaudited) and December 31, 2015	2
	Statements of Operations for the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015 and the period January 29, 2015 (date of inception) through September 30, 2015 (unaudited)	3
	Statement of Changes in Net Assets for the nine months ended September 30, 2016 and the period January 29, 2015 (date of inception) through September 30, 2015 (unaudited)	4
	Statement of Cash Flows for the nine months ended September 30, 2016 and the period January 29, 2015 (date of inception) through September 30, 2015 (unaudited)	5
	Schedule of Investments as of September 30, 2016 (unaudited) and December 31, 2015	6
	Notes to Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Overview	28
	Results of Operations	29
	Financial Condition, Liquidity and Capital Resources	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION:

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

SIGNATURES		41

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2016 and December 31, 2015

(Expressed in U.S. Dollars)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $128,926,584 and $61,250,862, respectively)	$129,932,275	$61,378,152
Cash and cash equivalents	20,915,053	43,155,376
Deferred offering costs	-	72,679
Interest receivable	402,774	256,285
Receivable from bank loan repayment	7,506	2,500
Other assets	39,393	1,350
Total assets	$151,297,001	$104,866,342

Liabilities
Accrued expenses and other liabilities	$252,291	$256,709
Fee due to administrator(a)	21,875	189,677
Fees due to advisor(a)	298,264	112,131
Payable for investments purchased	7,401,274	2,669,324
Total liabilities	$7,973,704	$3,227,841
Commitments and contingencies(b)

Net Assets
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 14,680,630 and 10,750,799 shares issued and outstanding, respectively	$14,681	$10,751
Capital in excess of par value	139,802,130	101,806,060
Accumulated net appreciation on investments	1,005,691	127,290
Accumulated net realized gain (loss)	24,608	(11,034)
Accumulated net investment income (loss)	2,476,187	(294,566)
Total Net Assets	$143,323,297	$101,638,501

Net Asset Value per Share of Common Stock at End of Period	$9.76	$9.45

Shares Outstanding	14,680,630	10,750,799

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Commitments and Contingencies for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

				For the period
				January 29, 2015
	Three Months Ended	Three Months Ended	Nine Months Ended	(date of inception) through
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Investment income
Interest income
Non-Control/Non-Affiliate	$1,810,166	$192,098	$4,333,380	$192,098
Other	12,061	1,998	40,615	1,998
Total interest income	1,822,227	194,096	4,373,995	194,096
Other income
Non-Control/Non-Affiliate	7,948	-	25,261	-
Total income	1,830,175	194,096	4,399,256	194,096

Expenses
Management fee(a)	$327,577	$84,695	$856,763	$84,695
Incentive fee(a)	231,638	-	231,638	-
Administrative fee(a)	66,250	68,125	198,750	75,323
Organizational costs	-	4,060	-	304,724
Directors' fees	45,000	45,000	135,000	135,000
Professional fees	125,825	238,340	523,107	371,007
Other expenses	(119,499)	15,078	74,971	22,699

Expenses before waivers from Adviser	676,791	455,298	2,020,229	993,448
Management fee waivers(a)	(114,652)	(29,643)	(299,867)	(29,643)
Incentive fee waivers(a)	(200,218)	-	(200,218)	-
Administrative fee waivers(a)	(44,375)	-	(44,375)	-
Total expenses, net of waivers	317,546	425,655	1,475,769	963,805
Net investment Income (Loss)	1,512,629	(231,559)	2,923,487	(769,709)

Realized and Unrealized Gain on investments
Net realized gain on investments	39,318	-	35,642	-
Net change in unrealized appreciation on investments	375,578	119,991	878,401	119,991

Net realized and unrealized gain on investments	414,896	119,991	914,043	119,991

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,927,525	$(111,568)	$3,837,530	$(649,718)

Basic and Diluted per Share of Common Stock:
Net investment income (loss)	$0.12	$(0.12)	$0.26	$(1.07)
Net increase (decrease) in net assets resulting from operations	$0.15	$(0.06)	$0.34	$(0.90)

Weighted average shares of common stock outstanding basic diluted	12,770,357	1,913,389	11,443,330	721,504

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended September 30, 2016	For the period January 29, 2015 (date of inception) through September 30, 2015

Operations
Net investment income (loss)	$2,923,487	$(769,709)
Net realized loss on investments	35,642	-
Net unrealized appreciation on investments	878,401	119,991
Net increase (decrease) in net assets resulting from operations	3,837,530	(649,718)

Distributions:
Distributions to common stockholders from net investment income	(152,734)	-
Total distributions	(152,734)	-

Capital Share Transactions:
Issuance of common stock	38,000,000	62,001,000
Net increase in net assets from capital share transactions	38,000,000	62,001,000

Net Increase (Decrease) in Net Assets	41,684,796	61,351,282

Net Assets, Beginning of Period	101,638,501	-

Net Assets, End of Period	$143,323,297	$61,351,282

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

		For the period January 29, 2015
	Nine Months Ended	(date of inception) through
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,837,530	$(649,718)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(35,642)	-
Net change in unrealized appreciation on investments	(878,401)	(119,991)
Accretion of original issue discount interest	(130,770)	(2,725)
Increase in deferred offering costs	-	(109,018)
Amortization of deferred offering costs	72,679	-
Increase in interest receivable	(146,489)	(84,666)
Increase in receivable from bank loan repayment	(5,006)	-
Increase in other assets	(38,043)	(39,526)
(Decrease) increase in accrued expenses and other liabilities	(4,418)	412,091
(Decrease) increase in fee due to administrator(a)	(167,802)	75,323
Increase in fees due to advisor(a)	186,133	55,052
Increase in payable for investments purchased	4,731,950	11,382,957
Investment activity:
Investments purchased	(78,481,727)	(32,732,957)
Proceeds from investments sold	986,294	-
Repayment of bank loans	9,986,123	66,036
Total investment activity	(67,509,310)	(32,666,921)

Net cash used in operating activities	(60,087,589)	(21,747,142)

Cash flows from financing activities:
Issuance of shares of Common Stock	38,000,000	62,001,000
Distributions paid to stockholders	(152,734)	-

Net cash provided by financing activities	37,847,266	62,001,000

Net (decrease) increase in cash and cash equivalents	(22,240,323)	40,253,858

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	43,155,376	-

Cash and cash equivalents, end of period	$20,915,053	$40,253,858

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of September 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (90.6%)(e)(f):

Healthcare & Pharmaceuticals
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/23	$3,500,000	$3,465,187	$3,473,750
MedRisk, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 3/1/23	2,985,000	2,956,967	2,985,000
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 5/10/23	2,743,125	2,750,492	2,753,412
Physicans Endoscopy, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 8/18/23	2,307,692	2,277,931	2,284,615
Sarnova, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 1/28/22	1,990,000	1,971,891	1,985,025
Upstream Rehabilitation, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 12/15/21	1,985,000	1,943,675	1,980,038
CareCentrix, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/8/21	990,000	969,396	987,525
NAPA, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 4/19/23	903,118	894,521	898,602

Services: Business
Insight Global, Senior Secured Extended Tranche B Term Loan, 6.00% (Libor + 5.00%), maturity 10/31/21	2,971,768	2,971,181	2,956,909
Sterling Backcheck, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 6/20/22	1,987,274	1,969,896	1,994,726
First Advantage, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,986,446	1,970,000
CoAdvantage, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	1,985,000	1,967,874	1,965,150
Allied Universal, Senior Secured Incremental Term Loan, 5.50% (Libor + 4.50%), maturity 7/28/22	1,837,086	1,817,417	1,843,975
Oasis Outsourcing, Senior Secured , 5.75% (Libor + 4.75%), maturity 12/26/21	989,697	989,697	993,409
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 10/29/21	979,960	971,434	977,510
Service Logic, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/19/21	880,675	870,867	876,271
LDiscovery, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/22/21	710,714	701,723	702,719

Banking, Finance, Insurance & Real Estate
Inst. Shareholder Services, Senior Secured Second Lien Term Loan, 8.50% (Libor + 7.50%), maturity 4/30/22	3,000,000	2,956,606	2,992,500
Integro Insurance Brokers, Senior Secured Initial Term Loan, 6.75% (Libor + 5.75%), maturity 10/30/22	2,978,354	2,870,128	2,956,016
Edgewood Partners Insurance Centers, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 3/16/23	1,990,000	1,952,256	1,970,100
AmeriLife Group, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 7/10/22	1,977,475	1,953,104	1,955,228
GENEX Services, Senior Secured Second Lien Initial Term Loan, 8.75% (Libor + 7.75%), maturity 5/30/22	1,271,000	1,205,290	1,264,645

High Tech Industries
Idera, Senior Secured Term Loan, 6.50% (Libor + 5.50%), maturity 4/9/21	2,977,503	2,719,846	2,977,503
GlobalLogic, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 5/31/19	2,968,836	2,965,013	2,968,836
Flexera Software, Senior Secured Second Lien Term Loan, 8.00% (Libor + 7.00%), maturity 4/2/21	1,000,000	976,222	995,000
SciQuest, Senior Secured Term Loan B, 5.75% (Libor + 4.75%), maturity 7/28/23	1,000,000	995,039	992,500
LANDesk, Senior Secured Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 9/27/22	1,000,000	990,000	990,000
Global Knowledge, Senior Secured Second Lien Initial Term Loan, 10.50% (Libor + 9.50%), maturity 1/20/22	1,000,000	990,064	987,500
EAG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 7/27/17	941,979	939,909	939,624

Chemicals, Plastics & Rubber
Universal Fiber Systems, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 10/2/21	2,977,500	2,963,633	2,977,500
PQ Corporation, Senior Secured Tranche B-1 Term Loan, 5.75% (Libor + 4.75%), maturity 11/4/22	1,995,000	1,995,000	2,013,294
Plaskolite, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 11/3/22	1,985,005	1,967,182	1,985,005
Pexco, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 8/19/20	1,462,500	1,450,596	1,462,500
Houghton International, Senior Secured Second Lien Incremental Term Loan, 9.75% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	992,500
Transilwrap, Senior Secured Incremental Term Loan B1, 5.50% (Libor + 4.50%), maturity 11/22/19	995,000	990,415	987,537

Wholesale
SRP, Senior Secured Term Loan, 7.50% (Libor + 6.50%), maturity 9/8/23	2,472,527	2,442,527	2,447,802
Colony Hardware, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 10/23/21	1,989,975	1,970,842	1,975,050
PetroChoice, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/19/22	1,980,000	1,935,773	1,960,200
Ohio Transmission, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/2/21	1,628,182	1,611,075	1,628,182
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	1,000,000	990,358	1,011,250

Automotive
Caliber Collision, Senior Secured Incremental Term Loan, 6.25% (Libor + 5.25%), maturity 11/20/19	3,984,987	3,968,430	3,994,950
TruckHero, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 8/24/23	3,000,000	2,970,134	2,977,500
DYK Automotive, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 4/1/22	975,000	965,507	972,563

Construction & Building
DiversiTech Corporation, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 11/19/21	2,371,717	2,342,109	2,348,000
TK Enterprises, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 4/4/23	1,990,000	1,961,628	1,985,025
PlayPower, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 6/23/21	1,994,931	1,975,580	1,975,580
PlayPower, Senior Secured Second Initial Term Loan, 9.75% (Libor + 8.75%), maturity 6/23/22	1,000,000	991,185	1,000,000

Media: Advertising, Printing & Publishing
Northstar, Senior Secured Term Loan, 7.25% (Libor + 6.25%), maturity 6/7/22	1,728,125	1,702,574	1,719,484
Vestcom International, Senior Secured Second Lien Term Loan, 8.75% (Libor + 7.75%), maturity 9/30/22	1,500,000	1,468,911	1,500,000
Imagine! Print Solutions, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 3/30/22	1,493,747	1,478,723	1,490,013
Vestcom International, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 9/30/21	989,798	990,864	989,798
Mspark, Senior Secured Term Loan, 6.50% (Libor + 5.50%), maturity 4/22/21	993,750	984,496	988,781

Services: Consumer
Stratford Schools, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 12/18/21	1,985,000	1,967,197	1,980,038
CIBT Holdings, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 6/28/22	1,684,494	1,665,313	1,676,072
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 2/21/22	1,488,750	1,475,947	1,481,306
ADT, Senior Secured Term B Loan (Second Lien), 9.75% (Libor + 8.75%), maturity 7/1/22	778,846	778,846	786,635

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2016

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 6.25% (Libor + 5.25%), maturity 6/30/23	$2,000,000	$1,993,853	$2,007,500
Pelican Products, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 4/11/20	2,014,162	1,979,419	1,988,985
Water Pik, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 7/8/20	1,000,000	1,002,391	1,000,000

Aerospace & Defense
MB Aerospace, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 12/15/22	1,987,487	1,968,655	1,972,581
StandardAero, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/7/22	990,000	990,000	997,425
TronAir, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 9/8/23	1,000,000	990,000	990,000
Cadence Aerospace, Senior Secured Term Loan, 7.00% (Libor + 5.75%), maturity 5/9/18	640,509	612,938	632,503

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 5/12/21	2,970,399	2,964,004	2,977,825

Containers, Packaging & Glass
Novolex, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 12/5/21	1,992,418	1,987,722	2,011,107
Tapp Label Company, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 7/6/20	616,175	611,531	585,366

Media: Broadcasting & Subscription
Encompass, Senior Secured Second Lien Tranche B Term Loan, 8.75% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,476,648	1,485,000
Encompass, Senior Secured Tranche B Term Loan, 5.50% (Libor + 4.50%), maturity 6/6/21	987,374	987,374	979,968

Forest Products & Paper
Hoffmaster Group, Senior Secured Second Lien Initial Term Loan, 10.00% (Libor + 9.00%), maturity 5/9/21	2,000,000	1,973,462	2,000,000

Consumer Goods: Non-durable
Badger Sportswear, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 9/9/23	2,000,000	1,980,000	1,980,000

Capital Equipment
MW Industries, Senior Secured Initial Term Loan (First Lien), 6.50% (Libor + 5.50%), maturity 6/28/20	997,500	998,747	998,747
TriMark, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/1/21	987,795	987,795	980,386

Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 8/21/21	1,982,535	1,963,044	1,977,579

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/31/23	1,500,000	1,485,049	1,485,000

Transportation: Cargo
Capstone Logistics, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	994,950	994,950	985,000

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/12/21	992,500	984,085	972,650

Total Portfolio Investments(g)		$128,926,584	$129,932,275

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Act of 1940, unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments which the ownership percentage is less than 5.0% of the issued and outstanding voting securities.
(g)	At September 30, 2016, the cost of investments for income tax purposes was $128,926,584, the gross unrealized appreciation for federal tax purposes was $1,120,770, the gross unrealized depreciation for federal income tax purposes was $115,079, and the net unrealized appreciation was $1,005,691.

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

Audax Credit BDC Inc.

Notes to Financial Statements

September 30, 2016

(unaudited)

Note 1. Organization

Audax Credit BDC Inc. (the “Company”) is a Delaware corporation that was formed on January 29, 2015. The Company is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, effective with the Company’s taxable year ended December 31, 2015, the Company has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at September 30, 2016 and December 31, 2015. At such dates, cash was not subject to any restrictions on withdrawal.

Organization and Offering Expenses

The Company did not incur any organizational costs for the three or nine months ended September 30, 2016. The Company incurred organizational costs of $4,060 and $304,724 for the three months ended September 30, 2015 and the period January 29, 2015 (date of inception) through September 30, 2015, respectively. Organization costs included the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs were expensed on the Company’s statement of operations as incurred. The Company also incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’ Registration Statement and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $0 and $72,679 for the three and nine months ended September 30, 2016. The amortization is included within professional fees and other expenses within the Statement of Operations and amounted to $36,339 for three months ended September 30, 2015 and for the period January 29, 2015 to September 30, 2015.

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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Company’s Board of Directors, does not represent fair value, are each valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process used to determine the applicable value is as follows: (i) each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs; (ii) preliminary valuation conclusions are documented and discussed with the Company’s senior management and members of the Company’s Adviser’s valuation team; (iii) the Company’s Audit Committee reviews the assessments of the Adviser and provides the Company’s Board of Directors with recommendations with respect to the fair value of the investments in the Company’s portfolio; and (iv) the Company’s Board of Directors discusses the valuation recommendations of the Company’s Audit Committee and determines the fair value of the investments in the Company’s portfolio in good faith based on the input of the Adviser and in accordance with the Company’s valuation policy.

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

Interest Income Recognition

Interest income, adjusted for amortization of premiums, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible.

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

As of September 30, 2016, the Company held 68 investments in loans with OID. The Company accrued OID income of $57,327 and $130,467 for the three and nine months ended September 30, 2016, respectively. The unamortized balance of OID investments as of September 30, 2016, totaled $1,523,310. As of December 31, 2015, the Company held 40 investments in loans with OID. The unamortized balance of OID investments as of December 31, 2015, totaled $845,411. The Company accrued OID income of $2,725 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015.

As of September 30, 2016 and December 31, 2015, the Company held $20,915,053 and $43,155,376 of cash and cash equivalents, respectively. For the three and nine months ended September 30, 2016, the Company earned interest income related to cash of $12,061 and $40,615, respectively, which is included in other interest income within the accompanying statement of operations. The Company earned $1,998 of interest income related to cash for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015.

Other Income Recognition

The Company generally records prepayment fees upon receipt of cash.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees and dividend income are both accrued in other income in the accompanying statements of operations.

The Company accrued $7,948 and $25,261 of other income for the three and nine months ended September 30, 2016 related to amendment fees. The Company did not record any other income for the three months ended September 30, 2015 or for the period January 29, 2015 (date of inception) through September 30, 2015.

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

As of September 30, 2016, $80,190,024 of the Company’s investments were valued using Level 3 inputs, and $49,742,251 were valued using Level 2 inputs. During the nine months ended September 30, 2016, $22,725,349 and $7,954,014 of investments transferred into and out of Level 3, respectively.

As of December 31, 2015, $27,319,316 of the Company’s investments were valued using Level 3 inputs, and $34,058,836 were valued using Level 2 inputs. During the period January 29, 2015 (date of inception) through December 31, 2015, there were no investments transferred into or out of Levels 1, 2 or 3.

The following tables present the Company’s investments carried at fair value as of September 30, 2016 and December 31, 2015, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$48,955,616	$66,972,879	$115,928,495
Second lien debt		786,635	13,217,145	14,003,780
Total	$-	$49,742,251	$80,190,024	$129,932,275

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$31,616,336	$18,885,005	$50,501,341
Second lien debt		2,442,500	8,434,311	10,876,811
Total	$-	$34,058,836	$27,319,316	$61,378,152

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2016.

The weighted average calculations in the tables below are based on the fair value balances for all debt related calculations for the particular input:

	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$66,972,879	Matrix Pricing	Senior Leverage	2.84x - 6.39x	3.97	x
			Total Leverage	3.06x - 11.01x	5.06	x
			Interest Coverage	0.38x - 4.86x	2.54	x
			Debt Service Coverage	0.03x - 3.69x	1.98	x
			TEV Coverage	1.10x - 3.48x	2.61	x
			Liquidity	26.06% - 232.40%	132.22%
			Spread Comparison	400bps - 625bps	506bps

Second lien debt	13,217,145	Matrix Pricing	Senior Leverage	4.33x - 6.20x	5.32	x
			Total Leverage	4.37x - 6.20x	5.38	x
			Interest Coverage	1.07x - 3.14x	2.43	x
			Debt Service Coverage	0.85x - 2.45x	2.03	x
			TEV Coverage	1.38x - 2.56x	2.01	x
			Liquidity	80.30% - 227.88%	134.49%
			Spread Comparison	700bps - 950bps	809bps

Total	$80,190,024

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific industry classification. The range may be a single data point when there is only one company represented in a specific industry classification.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2015:

	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$14,905,785	Matrix Pricing	Senior Leverage	2.99x - 4.89x	4.12	x
			Total Leverage	3.00x - 6.51x	5.13	x
			Interest Coverage	1.38x - 3.54x	2.38	x
			Debt Service Coverage	0.75x - 2.22x	1.65	x
			TEV Coverage	1.62x - 3.41x	2.17	x
			Liquidity	15.37% - 246.68%	132.29%
			Spread Comparison	400bps - 550bps	469bps

	3,979,220	Market Analysis	Senior Leverage	2.75x - 3.86x	3.03	x
			Total Leverage	2.75x - 3.86x	3.03	x
			Interest Coverage	2.75x - 4.9x	3.28	x
			Debt Service Coverage	1.13x - 5.05x	4.08	x
			TEV Coverage	0.88x - 4.11x	3.31	x
			Liquidity	232.67% - 425.87%	377.93%
			Spread Comparison	450bps - 525bps	506bps

Second lien debt	7,461,250	Matrix Pricing	Senior Leverage	4.90x - 6.26x	5.38	x
			Total Leverage	4.90x - 6.26x	5.38	x
			Interest Coverage	1.13x - 6.26x	4.63	x
			Debt Service Coverage	1.13x - 2.74x	2.19	x
			TEV Coverage	1.75x - 2.21x	1.97	x
			Liquidity	114.58% - 201.25%	154.51%
			Spread Comparison	775bps - 950bps	845bps

	973,061	Market Analysis	Senior Leverage	5.82x	5.82	x
			Total Leverage	5.82x	5.82	x
			Interest Coverage	5.82x	5.82	x
			Debt Service Coverage	2.93x	2.93	x
			TEV Coverage	1.71x	1.71	x
			Liquidity	210.32%	210.32%
			Spread Comparison	775bps	775bps

Total	$27,319,316

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific industry classification. The range may be a single data point when there is only one company represented in a specific industry classification.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the nine months ended September 30, 2016 and for the period January 29, 2015 (date of inception) through September 30, 2015 for all investments for which the Company’s determine fair value using unobservable (Level 3) factors.

Nine Months Ended September 30, 2016	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2015	$18,885,005	$8,434,311	$27,319,316
Transfers into Level 3	21,730,349	995,000	22,725,349
Transfers out of Level 3	(7,954,014)	-	(7,954,014)
Total gains:
Net realized gain(a)	3,737	21,479	25,216
Net unrealized appreciation(b)	519,761	72,889	592,650
New investments, repayments and settlements:(c)
Purchases	34,546,363	4,686,181	39,232,544
Settlements/repayments	(857,927)	(1,010,000)	(1,867,927)
Net amortization of premiums, discounts and fees	99,605	17,285	116,890
Fair Value as of September 30, 2016	$66,972,879	$13,217,145	$80,190,024

(a)	Included in net realized (gain on our accompanying Statements of Operations for the nine months ended September 30, 2016.

(b)	Included in net change in unrealized appreciation on the accompanying Statements of Operations for the nine months ended September 30, 2016.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

For the period January 29, 2015 through September 30, 2015	First lien debt	Second lien debt	Total
Fair Value as of January 29, 2015	$-	$-	$-
Total gains:
Net unrealized appreciation(a)	71,609	28,451	100,060
New investments, repayments and settlements:(b)
Purchases	13,841,864	3,946,250	17,788,114
Settlements/repayments	(60,970)	-	(60,970)
Net amortization of premiums, discounts and fees	2,405	299	2,704
Fair Value as of September 30, 2015	$13,854,908	$3,975,000	$17,829,908

(a)	Included in net unrealized appreciation on the accompanying Statements of Operations for the period January 29, 2015 (date of inception) through September 30, 2015.

(b)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2016, transfers from Level 2 to Level 3 were primarily due to increased or decreased price transparency. Transfers from Level 3 to Level 2 were primarily due to recent transactions.

Investment Activities

The Company held a total of 76 and 41 syndicated investments with an aggregate fair value of $129,932,275 and $61,378,152 as of September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, the Company invested in 28 new syndicated investments for a combined $73,742,764 and $4,738,963 in existing investments. The Company also received $9,986,123 in repayments from investments and $986,294 from investments sold during the nine months. During the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, the Company invested in 28 new syndicated investments for a combined $32,789,637. For the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, the Company had $66,036 in debt repayments by existing portfolio companies and no sales of securities of portfolio companies.

Investment Concentrations

As of September 30, 2016, the Company investment portfolio consisted of investments in 73 companies located in 24 states across 22 different industries, with an aggregate fair value of $129,932,275. The five largest investments at fair value as of September 30, 2016 totaled $16,424,025 or 12.64% of the Company’s total investment portfolio, as compared to December 31, 2015 which totaled $14,613,100, or 23.81% of the Company’s total investment portfolio. As of September 30, 2016, the Company average investment by obligor was $1,696,402 at cost, as compared to December 31, 2015 which was $1,611,865 at cost. The following table outlines the Company’s investments by security type as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$115,109,350	89.28%	$115,928,495	89.22%	$50,431,054	82.34%	$50,501,341	82.28%
Second lien debt	13,817,234	10.72%	14,003,780	10.78%	10,819,808	17.66%	10,876,811	17.72%
Total Investments	$128,926,584	100.00%	$129,932,275	100.00%	$61,250,862	100.00%	$61,378,152	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$17,347,967	13.35%	$992,513	1.62%
Services: Business	14,280,669	10.99	8,614,409	14.03
Banking, Finance, Insurance & Real Estate	11,138,489	8.57	5,810,686	9.47
High Tech Industries	10,850,963	8.35	7,695,294	12.54
Chemicals, Plastics & Rubber	10,418,336	8.02	7,483,195	12.19
Wholesale	9,022,484	6.94	3,596,647	5.86
Automotive	7,945,013	6.11	-	-
Construction & Building	7,308,605	5.62	995,000	1.62
Media: Advertising, Printing & Publishing	6,688,076	5.15	1,987,469	3.24
Services: Consumer	5,924,051	4.56	5,909,728	9.63
Consumer Goods: Durable	4,996,485	3.85	2,948,462	4.80
Aerospace & Defense	4,592,509	3.53	1,984,632	3.23
Hotel, Gaming & Leisure	2,977,825	2.29	2,985,118	4.86
Containers, Packaging & Glass	2,596,473	2.00	1,936,275	3.16
Media: Broadcasting & Subscription	2,464,968	1.90	2,476,237	4.03
Forest Products & Paper	2,000,000	1.54	1,995,000	3.25
Consumer Goods: Non-durable	1,980,000	1.52	-	-
Capital Equipment	1,979,133	1.52	989,987	1.61
Beverage, Food & Tobacco	1,977,579	1.52	987,525	1.61
Utilities: Electric	1,485,000	1.14	-	-
Transportation: Cargo	985,000	0.77	997,475	1.63
Media: Diversified & Production	972,650	0.76	992,500	1.62
	$129,932,275	100.00%	$61,378,152	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$34,359,154	26.44%	$13,773,236	22.44%
Midwest	21,527,127	16.57	10,014,519	16.32
Southeast	20,123,521	15.49	13,837,998	22.55
West	17,850,901	13.74	10,820,030	17.63
East	17,059,244	13.13	2,692,143	4.39
Southwest	12,921,209	9.94	8,252,757	13.45
South	5,458,616	4.20	1,987,469	3.22
Northwest	632,503	0.49	-	-
Total Investments	$129,932,275	100.00%	$61,378,152	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2016:

For the Fiscal Years Ending December 31:	Amount
2016	$1,103,848
2017	2,230,003
2018	1,984,871
2019	9,053,808
2020	10,058,303
Thereafter	106,019,061
Total contractual repayments	130,449,894

Adjustments to cost basis on debt investments(a)	(1,523,310)
Total Cost Basis of Investments Held at September 30, 2016:	$128,926,584

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

Note 4. Related Party Transactions

Investment Advisory Agreement

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser. In accordance with the Investment Advisory Agreement, the Company pays the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee (the “Incentive Fee”). The services the Adviser provides to the Company, subject to the overall supervision of the Company’s Board of Directors, includes managing the day-to-day operations of, and providing investment services to, the Company. The Company also entered into a management fee waiver agreement with the Adviser (the “Waiver Agreement”).

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

For the three and nine months ended September 30, 2016, the Company recorded management fees of $327,577 and $856,763, respectively, and waivers to the management fees of $114,652 and $299,867 respectively, as set forth within the accompanying statements of operations. For the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, the Company recorded management fees of $84,695, and waivers to the management fees of $29,643, as set forth within the accompanying statements of operations.

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

The waivers from the Adviser will remain effective until terminated earlier by either party on 60 days prior written notice.

For the three and nine months ended September 30, 2016, the Company recorded incentive fees of $231,638 and waivers to the incentive fees of $200,218, as set forth within the accompanying statements of operations. The Company did not accrue or waive any incentive fee for the period January 29, 2015 (date of inception) through September 30, 2015 within the accompanying statements of operations.

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

On November 10, 2016, the Company executed a waiver agreement, which entitled the Administrator to waive, in whole or in part, its entitlement to receive reimbursements from the Company. The amendment was retroactively effective as of July 1, 2016.

For the three and nine months ended September 30, 2016, the Company recorded administrative fees of $66,250 and $198,750, respectively, and waivers to the administrative fees of $44,375 for both periods, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $68,125 and $75,323 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, respectively.

Related Party Fees

Fees due to related parties as of September 30, 2016 and December 31, 2015 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2016	December 31, 2015
Net management fee due to adviser	$212,925	$112,131
Net incentive fee due to adviser	31,420	-
Other expenses due to adviser (a)	53,919	-
Total fees due to Adviser, net of waivers	298,264	112,131
Fee due to Administrator	21,875	189,677
Total Related Party Fees Due	$320,139	$301,808

(a) Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three and nine months ended September 30, 2016 and three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) to September 30, 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	For the Period January 29, 2015 (date of inception) through September 30, 2015

Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$1,927,525	$(111,568)	$3,837,530	$(649,718)
Denominator for basic and diluted weighted average common shares	12,770,357	1,913,389	11,443,330	721,504
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.15	$(0.06)	$0.34	$(0.90)

Note 6. Income Tax

The Company has elected to be regulated as a BDC under the 1940 Act, as well as elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally is not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any (i.e., “investment company taxable income”), for each taxable year. The amount to be paid out as distributions to the Company’s stockholders is determined by the Company’s Board of Directors and is based on management’s estimate of the fiscal year earnings. Based on that estimate, the Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Although the Company currently intends to distribute its net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, recognized in respect of each taxable year as dividends out of the Company’s assets legally available for distribution, the Company in the future may decide to retain for investment and be subject to entity-level income tax on such net capital gains. Additionally, depending on the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as such excess taxable income is earned.

The Company had aggregate distributions declared and paid to its shareholders for the three and nine months ended September 30, 2016 of $152,734, or $0.012 per share. We estimate that the full amount of the distributions declared and paid during such period will be characterized, for U.S. federal income tax purposes, as ordinary income. The Company had aggregate distributions declared and paid to its shareholders for the period January 29, 2015 (date of inception) through December 31, 2015 of $259,976, or $0.04 per share. $126,128 of the distributions declared and paid during such period was characterized, for U.S. federal income tax purposes, as ordinary income, and $133,848 of such distributions was characterized as a return of capital. The distributions were reinvested in shares through the Company’s dividend reinvestment plan.

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year, based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. The actual tax characteristics of distributions to stockholders will reported to the Company’s stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

At December 31, 2015, the components of accumulated losses on a tax basis below differ from the amounts reflected per the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from the amortization of organizational expenditures.

As of December
31, 2015
Accumulated net investment loss	$(294,566)
Accumulated net appreciation on investments	127,290
Accumulated net realized losses	(11,034)
Components of tax distributable earnings (deficit) at period end	$(178,310)

The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as well as any applicable penalties or interest associated with such positions as tax expenses. During the nine months ended September 30, 2016 and for the period January 29, 2015 (date of inception) to September 30, 2015, no tax expenses and any related interest and were incurred.

Note 7. Equity

An investor made a $140,000,000 capital commitment to the Company during the period from January 29, 2015 (date of inception) through December 31, 2015. As of September 30, 2016, all of the Company’s capital commitments have been funded.

The number of shares issued and outstanding as of September 30, 2016 and December 31, 2015, were 14,680,630 and 10,750,799, respectively.

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

The following table summarizes our significant contractual payment obligations as of September 30, 2016 and December 31, 2015 in unfunded principal:

Investment	Industry	September 30, 2016	December 31, 2015

Physicans Endoscopy, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 8/18/23	Healthcare & Pharmaceuticals	$692,308	$-
Mspark, Senior Secured Term Loan, 6.50% (Libor + 5.50%), maturity 4/22/21	Media: Advertising, Printing & Publishing	666,667	-
DiversiTech Corporation, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 11/19/21	Construction & Building	627,027	-
SRP, Senior Secured Term Loan, 7.50% (Libor + 6.50%), maturity 9/8/23	Wholesale	527,473	-
Ohio Transmission, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/2/21	Wholesale	363,636	363,636
Allied Universal, Senior Secured Incremental Term Loan, 5.50% (Libor + 4.50%), maturity 7/28/22	Services: Business	331,126	-
LDiscovery, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/22/21	Services: Business	285,714	-
Service Logic, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/19/21	Services: Business	119,326	-
		$3,613,277	$363,636

Note 9. Financial Highlights

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	For the period January 29, 2015 (date of inception) through September 30, 2015
Per Share Data:
Net asset value, beginning of period	$9.63	$(5,371.50)	$9.45	$-
Net investment income (loss)(a)	0.12	(0.12)	0.26	(1.07)
Net realized gain (loss) on investments and change in unrealized appreciation on investments(a)(b)	0.02	0.06	0.06	0.17
Net increase (decrease) in net assets resulting from operations	$0.14	$(5,371.56)	$0.32	$(0.90)

Effect of equity capital activity
Equity contribution	-	5,381.00	-	10.34
Distributions to stockholders from net investment income	(0.01)	-	(0.01)	-
Net asset value at end of period	$9.76	$9.44	$9.76	$9.44
Total return(c)(g)	1.48%	1.96%	3.41%	(5.60)%
Shares of common stock outstanding at end of period	14,680,630	6,499,394	14,680,630	6,499,394

Statement of Assets and Liabilities Data:
Net assets at end of period	$143,323,297	$61,351,282	$143,323,297	$61,351,282
Average net assets(d)	130,001,232	31,030,973	113,835,793	10,118,822

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.08%	5.87%	2.37%	14.69%
Ratio of net expenses to average net assets- annualized(f)	0.98%	5.49%	1.73%	14.25%
Ratio of net investment income (loss) to average net assets- annualized	4.65%	(2.98)%	3.42%	(11.38)%
Portfolio turnover(g)	30.63%	-%	1.07%	-%

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

(e) Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.

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

Note 11. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through November 14, 2016, the date the quarterly report on Form 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

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

OVERVIEW

Audax Credit BDC Inc. is a Delaware corporation that was formed on January 29, 2015. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

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

Although we have no present intention of doing so, we may decide to incur leverage. If we do incur leverage, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Specifically, as a BDC we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.  In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we employ as a BDC, if any, will be subject to oversight by our Board of Directors.

We generate revenue in the form of interest on the debt securities that we hold in our portfolio companies. The senior debt we invest in generally has stated terms of three to ten years. Our senior debt investments generally bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions, although we do not expect to do so. OID as well as market discount and premium are accreted and amortized in determining our interest income. We record any prepayment premiums on loans and debt securities as income.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which are syndicated loans, was $129,932,275 in 73 portfolio companies as of September 30, 2016. The fair value of our investments, all of which are syndicated loans, was $61,378,152 in 38 portfolio companies as of December 31, 2015.

During the nine months ended September 30, 2016, the Company invested in 28 new syndicated investments for a combined $73,742,764 and $4,738,963 in existing investments. The Company also received $9,986,123 in repayments from investments and $986,294 from investments sold during the nine months. During the period January 29, 2015 (date of inception) through September 30, 2015, the Company invested in 28 new syndicated investments for a combined $32,789,637. For the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, we had $66,036 in debt repayments by existing portfolio companies and no sales of securities of portfolio companies. In addition, during the three and nine months ended September 30, 2016, we had a change in unrealized appreciation of approximately $375,577 and $878,400, respectively, and realized gains of $39,318 and $35,642, respectively. During the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, we had a change in unrealized appreciation of approximately $119,991.

Our investment activity for the nine months ended September 30, 2016 and for the period January 29, 2015 (date of inception) through September 30, 2015, is presented below:

	Nine Months Ended September 30, 2016	For the Period January 29, 2015 (Date of Inception) through September 30, 2015

Beginning investment portfolio, at fair value	$61,378,152	$-
Investments in new portfolio investments	73,742,764	32,732,957
Investments in existing portfolio investments	4,738,963	-
Principal repayments	(9,986,123)	(66,036)
Sales of investments	(986,294)	-
Change in premiums, discounts and amortization	130,770	2,725
Net unrealized appreciation on investments	878,401	119,991
Realized loss on investments	35,642	-
Ending portfolio investment activity, at fair value	$129,932,275	$32,789,637
Number of portfolio investments	76	28
Average investment amount, at cost	$1,696,402	1,166,773
Percentage of investments at floating rates	100.00%	100.00%

As of September 30, 2016 and December 31, 2015, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2016 and through November 14, 2016, we invested $11,094,302 at cost in 5 new portfolio companies.

RESULTS OF OPERATIONS

Revenue

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Net investment income for the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015 , is presented in the table below.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	For the Period January 29, 2015 (date of inception) through September 30, 2015

Total investment income from non-controlled/non-affiliated investments	$1,810,166	$192,098	$4,333,380	$192,098
Total other interest income	12,061	1,998	40,615	1,998
Total other income	7,948	-	25,261	-
Total net expenses	(317,546)	(425,655)	(1,475,769)	(963,805)
Net investment income	$1,512,629	$(231,559)	$2,923,487	$(769,709)

Total investment income for the three and nine months ended September 30, 2016, was driven by our interest income from our increasing investment balance. As of September 30, 2016, the size of our portfolio was $128,926,584 at amortized cost, with total principal amount outstanding of $130,449,894. Total investment income for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, was driven by our interest income from our increasing investment balance. As of September 30, 2015, the size of our portfolio was $32,669,646 at amortized cost, with total principal amount outstanding of $32,923,168.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, were as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	For the period January 29, 2015 (date of inception) through September 30, 2015

Base management fee(a)	$327,577	$84,695	$856,763	$84,695
Incentive fee(a)	231,638	-	231,638	-
Administrative fee(a)	66,250	68,125	198,750	75,323
Organizational costs	-	4,060	-	304,724
Directors' fees	45,000	45,000	135,000	135,000
Professional fees	125,825	238,340	523,107	371,007
Other expenses	(119,499)	15,078	74,971	22,699
Total expenses	676,791	455,298	2,020,229	993,448
Management fee waivers(a)	(114,652)	(29,643)	(299,867)	(29,643)
Incentive fee waivers(a)	(200,218)	-	(200,218)	-
Administrative fee waivers(a)	(44,375)	-	(44,375)	-
Total expenses, net of waivers	$317,546	$425,655	$1,475,769	$963,805

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

Base management fees before waivers for the three and nine months ended September 30, 2016 were driven by our increasing invested balance. For the three and nine months ended September 30, 2016, we accrued gross base management fees before waivers of $327,577 and $856,763, respectively. Offsetting those fees during such periods were base management fee waivers of $114,652 and $299,867, respectively. For the three and nine months ended September 30, 2016, we accrued incentive fees related to net investment income before waivers of $231,638. Offsetting those fees during such periods were incentive fee waivers of $200,218. Additionally, we accrued $66,250 and $198,750 of administrative fees for the three and nine months ended September 30, 2016, respectively. Offsetting those fees during such periods were base administrative fee waivers of $44,375 for the three and nine months ended September 30, 2016. Base management fees before waivers for the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) through September 30, 2015 were driven by our increasing invested balance. For the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) through September 30, 2015, we accrued gross base management fees before waivers of $84,695, respectively. Offsetting those fees during such periods, we received base management fee waivers of $29,643. We accrued $68,125 and $75,323 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015 of administrative fees. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

Since our formation on January 29, 2015, we have incurred expenses related to our formation and registration and offerings of our common stock. We incurred organizational costs of $4,060 and $304,724 for the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) to September 30, 2015, respectively.

During the three months ended September 30, 2016, we incurred professional fees of $125,825 related to audit fees, tax fees, and legal fees. For the nine months ended September 30, 2016, we incurred professional fees of $523,107 related to audit fees, tax fees, and legal fees. During the three months ended September 30, 2015 and for the period from January 29, 2015 (date of inception) to September 30, 2015, we incurred professional fees of $238,340, and $371,007, respectively related to audit fees, tax fees, and legal fees.

We also incurred expenses related to fees paid to our independent directors of $45,000 and $135,000 for the three and nine months ended September 30, 2016, respectively. We incurred expenses related to fees paid to our independent directors of $45,000 and $135,000 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, respectively.

During the three months ended September 30, 2016, we received a rebate from Delaware related to the 2015 Delaware state corporate franchise tax of $145,828, which was included within other expenses within the Statement of Operations.

Unrealized Appreciation on Investments

Net change in unrealized appreciation on investments for the three and nine months ended September 30, 2016 and for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, is presented in the table below.

Type	Three Months ended September 30, 2016	Nine Months ended September 30, 2016
First Lien Debt	$276,009	$748,859
Second Lien Debt	99,568	129,542
Net unrealized appreciation/(depreciation) on investments	$375,577	$878,401

Net change in unrealized appreciation on investments was primarily due to an increase in performance of our portfolio companies and changes in the capital market conditions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of the shares of our common stock, par value $0.001 per share, (each, a “Share”), from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of September 30, 2016 and December 31, 2015, we had cash of $29,915,053 and $43,155,376, respectively.

Operating Activities

Net cash used in the operating activities for the nine months ended September 30, 2016 was $60,087,589. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in operating activities for the period from January 29, 2015 (date of inception) through September 30, 2015 was $21,747,142. The primary operating activity during this period was investment in portfolio companies. This was partially offset by an increase in payable for investments purchased.

As of September 30, 2016, we had 8 investments with unfunded commitments of $3,613,277. We believe that, as of September 30, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2016 and for the period from January 29, 2015 (date of inception) through September 30, 2015:

	Nine Months Ended September 30, 2016	For the Period January 29, 2015 (Date of Inception) through September 30, 2015

Beginning investment portfolio	$61,378,152	$-
Investments in new portfolio investments	73,742,764	32,732,957
Investments in existing portfolio investments	4,738,963	-
Principal repayments	(9,986,123)	(66,036)
Proceeds from sales of investments	(986,294)	-
Net unrealized appreciation depreciation on investments	878,401	119,991
Net realized loss on investments	35,642	-
Net change in premiums, discounts and amortization	130,770	2,725
Investment Portfolio, at Fair Value	$129,932,275	$32,789,637

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2016 was $37,847,266 from issuances of 3,929,831 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by a distribution of $152,734, or $0.012 per share. Net cash provided by our financing activities for the period from January 29, 2015 (date of inception) through September 30, 2015 was $62,001,000 from issuances of 6,499,394 of shares of common stock to our shareholders, in connection with our capital calls during the period and the initial purchase of shares by Audax Group, L.P.

Equity Activity

An investor made a $140,000,000 capital commitment to the Company during the period from January 29, 2015 (date of inception) through December 31, 2015. As of September 30, 2016, all of the Company’s capital commitments had been funded.

The number of shares issued and outstanding as of September 30, 2016 and December 31, 2015 were 14,680,630 and 10,750,799, respectively.

Distributions to Stockholders – Common Stock Distributions

We have elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we generally are not subject to corporate-level U.S. federal income tax on ordinary income or capital gains that we timely distribute to our stockholders. To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute, we are required to distribute to our stockholders each taxable year generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. To avoid a 4% excise tax on undistributed earnings, we are required to distribute to our stockholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we paid no federal income tax. We intend to make distributions to stockholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board of Directors and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, proceeds from the sale or disposition of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during periods before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared and paid to our shareholders aggregate distributions for the three and nine months ended September 30, 2016 of $152,734, or $0.012 per share. This distribution was declared and recorded on September 20, 2016 and payable on September 23, 2016. We estimate that the full amount of the distributions declared and paid during such period will be characterized, for U.S. federal income tax purposes, as ordinary income. During the period January 29, 2015 (date of inception) through December 31, 2015, we made one distribution of $259,976, or $0.04 per Share. This distribution was declared, recorded, and payable on December 18, 2015. $126,128 of the distributions declared and paid during such period was characterized, for U.S. federal income tax purposes, as ordinary income and $133,848 of such distributions was characterized as a return of capital.

The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. The actual tax characteristics of distributions to stockholders will reported to stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

Related Party Fees

For the three and nine months ended September 30, 2016, the Company recorded management fees of $327,577 and $856,763, respectively, and waivers to the management fees of $114,652 and $299,867, respectively, as set forth within the accompanying statements of operations. For the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, the Company recorded management fees and waivers to the management fees of $84,695 and $29,643.

For the three and nine months ended September 30, 2016, the Company recorded incentive fees of $231,638 and waivers to the incentive fees of $200,218, as set forth within the accompanying statements of operations. The Company did not accrue or waive any incentive fee for the period January 29, 2015 (date of inception) through September 30, 2015 within the accompanying statements of operations.

For the three and nine months ended September 30, 2016, the Company recorded administrative fees of $66,250 and $198,750, respectively, and waivers to the administrative fees of $44,375, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $68,125 and $75,323 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, respectively.

Fees due to related parties as of September 30, 2016 and December 31, 2015 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2016	December 31, 2015
Net management fee due to adviser	$212,925	$112,131
Net incentive fee due to adviser	31,420	-
Other expenses due to adviser (a)	53,919	-
Total fees due to Adviser, net of waivers	298,264	112,131
Fee due to Administrator	21,875	189,677
Total Related Party Fees Due	$320,139	$301,808

(a) Expenses paid on behalf of the Company by the Adviser

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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Board of Directors, does not represent fair value, are each valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. The process used to determine the applicable value is as follows: (i) each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs; (ii) preliminary valuation conclusions are documented and discussed with our senior management and members of our Adviser’s valuation team; (iii) our Audit Committee reviews the assessments of the Adviser and provides our Board of Directors with recommendations with respect to the fair value of the investments in our portfolio; and (iv) our Board of Directors discusses the valuation recommendations of our Audit Committee and determines the fair value of the investments in our portfolio in good faith based on the input of the Adviser and in accordance with our valuation policy.

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

Organization and Offering Expenses

The Company did not incur any organizational costs for the three or nine months ended September 30, 2016. We incurred organizational costs of $4,060 and $304,724 for the three months ended September 30, 2015 and for the period January 29, 2015 (date of inception) through September 30, 2015, respectively. Organization costs included the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs were expensed on the Company’s statement of operations as incurred. The Company also incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’ Registration Statement and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $0 and $72,679 for the three and nine months ended September 30, 2016, respectively. The amortization is included within professional fees and other expenses within the Statement of Operations and amounted to $36,339 for the period January 29, 2015 to September 30, 2015.

U.S. Federal Income Taxes

We have elected to be taxed as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. To qualify and maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, in order to be subject to tax as a RIC, we are required to distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of our investment company taxable income.

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We would then be subject to a 4% excise tax on such undistributed taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal year ended December 31, 2015 and for the nine-month period ended September 30, 2016.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. Permanent differences may also result from differences in classification in certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Such reclassifications, including as a result of distributions representing a return of capital, have no impact on our net assets. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current fiscal year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax law, regulations and interpretations thereof. Our accounting policy on income taxes is critical because if we are unable to maintain our tax status as a RIC, we generally would be required to record a provision for corporate-level U.S. federal income taxes, as well as any related state or local taxes which may be significant to our financial results.

COMMITMENTS AND CONTINGENCIES

From time to time, we, or the Adviser, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we nor the Adviser is currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2016, we had eight investments with unfunded commitments of $3,613,277. We believe that, as of September 30, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2016, all of our investments included variable rates or variable rates with a floor.

Assuming that the accompanying statements of assets and liabilities as of September 30, 2016 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 300 basis points	$-	$-	$-
Down 200 basis points	-	-	-
Down 100 basis points	-	-	-
Up 100 basis points	688,731	-	688,731
Up 200 basis points	1,993,230	-	1,993,230
Up 300 basis points	3,297,729	-	3,297,729

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2016 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 15, 2016, we delivered a capital drawdown notice to our investors relating to the sale of 1,952,724 Shares for an aggregate offering price of $19 million (the “Private Offering”). The Private Offering closed on September 29, 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015)

99.2	Administrative Fee Waiver Letter, dated as of November 10, 2016, by and between the Company and the Administrator

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: November 14, 2016	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 14, 2016	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

