Form 10-K
period 2016-12-31
Audax Credit BDC Inc.
filed 2017-03-29
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12 b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

As of December 31, 2016, there was no established public market for the registrant’s common stock. The registrant had 17,831,894 shares of common stock, par value $0.001 per share, issued and outstanding as of March 29, 2017.

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

ITEM 1. BUSINESS

Overview

Audax Credit BDC Inc. is a Delaware corporation that was formed on January 29, 2015. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

Key Elements of Investment Strategy

We have implemented the following investment strategy:

•	invest primarily in first lien senior secured loans and selectively in second lien loans to privately owned U.S. middle-market companies to take advantage of what we perceive to be higher pricing, more attractive structures and lower volatility than other fixed income investments, including larger, broadly syndicated loans (which we define for purposes of this annual report to be, in general, loans to companies generating substantially more than $75 million of annual EBITDA);

•	utilize our Adviser’s investment team’s experience in middle-market debt investing; the senior team members average 30 years of middle-market debt investing through all phases of the credit cycle;

•	benefit from the broad deal sourcing capabilities and due diligence insights of the platform developed by our Adviser and its affiliates, which we refer to, collectively, as Audax Group, as well as Audax Group’s primary research model and expertise in investing at each level of the capital structure of portfolio companies;

•	perform thorough credit analyses on investment opportunities with a focus on principal preservation and downside protection;

•	build a diversified portfolio of investments by company and industry; and

•	rigorously monitor company and portfolio performance.

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

We generally focus on investment opportunities that have demonstrated stability in their revenues and EBITDA. We also generally make investments that demonstrate a historical as well as projected ability to generate cash flow sufficient to service the contemplated leverage. Targeted investments typically rely upon multiple sources of cash flow and do not depend upon a single product, customer, geography, regulation, or technology.

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. While the London Interbank Offered Rate, or LIBOR, is the most commonly used base rate, we also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as a “LIBOR Floor.” This feature, which first appeared in the debt markets in 2008, sets a minimum rate to be used as the LIBOR or prime rate component of the loan’s interest rate calculation. As of December 31, 2016, LIBOR Floors in our new loan agreements ranged from 1.00% to 1.25% per annum, as compared to the one-month and three-month LIBOR of 0.77% and 1.00%, respectively, on such date.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2016, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 1.0% to 3.0%.

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

Floating rate instruments. Middle-market loans are typically priced at a spread above LIBOR, with minimal interest rate duration. We believe floating rate instruments provide our stockholders with a level of protection against any increase in the general level of interest rates. In addition, LIBOR Floors offer protection in a low interest rate environment.

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

Compounding the impact of bank consolidation for U.S. middle-market borrowers, several large independent specialty finance lenders have been acquired or have exited the business. Furthermore, we believe that banks have come to depend more on the activities of private equity groups to generate leveraged loan activity. As the number and size of private equity funds has grown, the size of leveraged buyout transactions and related financing arrangements have increased commensurately. This has contributed, in turn, to pressure on banks to seek ever-larger transactions to generate fees and increase demand for other banking services. In our view, the consolidation of available lenders and the period of dislocation in the credit markets following the 2008 downturn have resulted in higher yields and more conservative capital structures for middle-market companies, resulting in attractive lending opportunities for investors in middle-market loans.

We believe the focus of many senior loan investment strategies and of high yield managers with bank loan allocations is to acquire easily accessible broadly syndicated loans. Below we outline the key distinctions between middle-market loans and broadly syndicated loans.

Middle-market loans generally earn a premium over broadly syndicated loans. From January 1997 through December 2016, the loan spread premium of middle-market loans over broadly syndicated loans ranged between -5 basis points and 181 basis points. Over that same period, the average spread of middle-market loans was 75 basis points higher than the average spread of broadly syndicated loans. As of December 31, 2016, the interest rate spread gap was near historically wide levels, with middle-market loans earning on average 173 basis points more than broadly syndicated loans during the twelve months ending December 31, 2016.

Middle-market loans generally benefit from lower leverage. Over the period from 1999 through the end of 2016, the difference in the ratio of total debt to EBITDA for middle-market and broadly syndicated loans generally ranged between 0.1x and 0.9x. On average, the total debt to EBITDA ratio for middle-market loans was 0.6x lower than broadly syndicated loans during that 17-year period.

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

Among other factors, the returns on investments available in the marketplace are a function of the supply of investment opportunities and the amount of capital investing in such opportunities. Strong competition for investments could result in fewer investment opportunities for us, as our competitors may establish investment vehicles that target the same or similar investments that we typically purchase. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty.

Audax Management Company (NY), LLC

In its investment process, our Adviser utilizes a business model in which credit analysis is the priority throughout all processes, including deal sourcing, underwriting, and portfolio management. We utilize our Adviser’s seasoned team and operating platform to identify compelling investment opportunities for us. We then evaluate these opportunities through an investment approach that emphasizes strong fundamental credit analysis and rigorous portfolio monitoring. We are disciplined in selecting investments and focus on opportunities that we perceive offer favorable risk/reward characteristics.

Our Adviser seeks to diversify our portfolio by company type, asset type, investment size and industry.

The principals of our Adviser responsible for its senior debt advisory activities have worked together at Audax Group and previously at General Electric Capital Corporation for more than 19 years, during which time they have focused on investing in senior debt issued by private middle-market companies and have invested in excess of $9.7 billion through multiple cycles. We believe that we benefit from our Adviser’s experience in originating investments for us and, (to the extent permitted by the 1940 Act and any exemptive relief that the Adviser may seek from the U.S. Securities and Exchange Commission, or the SEC), co-investment opportunities.

From its inception in 2007 through the end of December 31, 2016, the senior debt business of our Adviser, or Audax Senior Debt, invested $7.5 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the mezzanine debt and private equity businesses of Audax Group, together hold investments in over 190 middle-market companies across a wide variety of industries as of December 31, 2016.

Specifically, we believe Audax Senior Debt and the Audax Group platform provide advantages in sourcing transactions, accessing proprietary due diligence (subject to applicable confidentiality obligations), and leveraging the lengthy investing experience of the senior members of the Audax Group investment team.

•	Sourcing—Audax Group’s mezzanine and private equity teams often get an early look at prospective middle-market merger and acquisition, or M&A, transactions in the early stages of a sale process. Given this early insight into middle-market sale transactions, our Adviser can often evaluate investment opportunities before many of its competitors. Since most of these M&A transactions have a senior debt component, we believe the Adviser’s investment team often becomes aware of senior debt lending opportunities well before other firms.

•	Due diligence— As of December 31, 2016, Audax Group held over 150 portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.

•	Investing experience—As of December 31, 2016, the Co-CEOs and 25 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 22 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2016, the Audax Group platform sourced 4,408 senior debt investment opportunities and ultimately invested $7.5 billion in 436 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to exploit opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2016, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of the Company’s loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 3.98x and an average interest rate spread of 5.43%, which is the difference between the interest rate on the Company’s loan and the interest rate on the comparable risk-free instrument, typically the three-month LIBOR. We believe both of these measures compare favorably to broadly syndicated and other middle- market loans that have come to market during the same period.

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

Quality and Sustainability of Earnings. We focus on investment opportunities that have demonstrated stability in their revenues and EBITDA. We make investments in companies that demonstrate a historical as well as projected ability to generate cash flow sufficient to service the contemplated leverage. Targeted investments typically rely upon multiple sources of cash flow and do not depend upon a single product, customer, geography, regulation, or technology.

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

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select second lien loans by making investments generally in the range of $1.0 million to $3.0 million in privately owned, U.S. based middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2016 and 2015, as well as the top ten industries in which we were invested as of December 31, 2016 and 2015, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2016
Portfolio Company	Fair Value	Percentage of Total Investments
Caliber Collision	$4,014,725	2.79%
Beaver-Visitec	3,504,342	2.44
Systems Maintenance Services	3,015,000	2.10
Inst. Shareholder Services	2,992,500	2.08
Integro Insurance Brokers	2,985,708	2.08
Insight Global	2,982,960	2.07
MedRisk	2,977,500	2.07
Mediware	2,970,056	2.07
TruckHero	2,970,056	2.07
Idera	2,970,004	2.07
	$31,382,851	21.84%

	December 31, 2015
Portfolio Company	Fair Value	Percentage of Total Investments
Universal Fiber Systems	$3,011,250	4.91%
GlobalLogic	2,991,732	4.87
TravelCLICK	2,985,118	4.86
Integro Insurance Brokers	2,880,000	4.69
Idera	2,745,000	4.47
Encompass	2,476,238	4.03
Protection 1	2,427,853	3.96
Plaskolite	2,000,000	3.26
Hoffmaster Group	1,995,000	3.25
Vestcom International	1,987,468	3.24
	$25,499,659	41.54%

	December 31, 2016
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$20,853,645	14.50%
Services: Business	19,120,556	13.30
High Tech Industries	13,240,417	9.21
Banking, Finance, Insurance & Real Estate	11,152,639	7.76
Wholesale	9,397,706	6.54
Chemicals, Plastics & Rubber	9,376,257	6.52
Automotive	7,944,875	5.53
Construction & Building	7,328,848	5.10
Media: Advertising, Printing & Publishing	6,880,303	4.78
Services: Consumer	5,119,535	3.56
	$110,414,781	76.80%

	December 31, 2015
Industry	Fair Value	Percentage of Total Investments
Services: Business	$8,614,409	14.03%
High Tech Industries	7,695,294	12.54
Chemicals, Plastics & Rubber	7,483,195	12.19
Services: Consumer	5,909,728	9.63
Banking, Finance, Insurance & Real Estate	5,810,686	9.47
Wholesale	3,596,647	5.86
Hotel, Gaming & Leisure	2,985,118	4.86
Consumer Goods: Durable	2,948,462	4.80
Media: Broadcasting & Subscription	2,476,237	4.03
Forest Products & Paper	1,995,000	3.25
	$49,514,776	80.66%

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

Investment Committee Compensation

The compensation of the members of the Investment Committee paid by our Adviser includes an annual base salary, in certain cases an annual bonus based on an assessment of short-term and long-term performance, and a portion of the incentive fees, including the Incentive Fee (if any), to be paid to our Adviser, determined on the same basis as the annual bonus. In addition, certain of our Investment Committee members that are not on our Board of Directors have equity interests in our Adviser and Administrator, and may receive distributions of profits in respect of those interests.

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

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. To qualify and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income, distribution and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our taxable income each taxable year, except that we may retain all or a portion of our net capital gains for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward all or a portion of our taxable income for distribution in the following taxable year and incur any applicable U.S. federal excise tax.

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

Administrator

We have entered into an administration agreement, or the Administration Agreement, with Audax Management Company, LLC, who serves as our Administrator and provides us with office space, office services and equipment. The responsibilities of our Administrator include overseeing our financial records, preparing reports to our investors and, as applicable, reports filed with the SEC. Our Administrator also generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. Our Administrator is reimbursed for certain administrative expenses it incurs on our behalf, and has entered into a fee waiver agreement with us pursuant to which the Administrator may waive, in whole or in part, its entitlement to receive reimbursements from us. The Adviser is a wholly-owned subsidiary of our Administrator.

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

Investment Advisory Agreement

We have entered into the Investment Advisory Agreement with our Adviser. Pursuant to the Investment Advisory Agreement with our Adviser, we pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an Incentive Fee. Our Adviser may, from time-to-time, grant waivers on our obligations, including waivers of the base management fee and/or Incentive Fee, under the Investment Advisory Agreement. We also entered into a management fee waiver agreement with our Adviser on July 8, 2015, or the Waiver Agreement, which we or the Adviser may terminate upon 60 days’ prior written notice.

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

Incentive Fee on Pre-Incentive Fee Net Investment Income

We determine pre-incentive fee net investment income in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, including, in the case of investments with a deferred interest feature, such as OID, debt instruments with PIK, interest and zero coupon securities, accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.0% per quarter (4.0% annualized). We determine our average gross assets during each fiscal quarter and calculate the base management fee payable with respect to such amount at the end of each fiscal quarter. As a result, a portion of our net investment income is included in our gross assets for the period between the date on which such income is earned and the date on which such income is distributed. Therefore, our net investment income used to calculate part of the Incentive Fee is also included in the amount of our gross assets used to calculate the 1% annual base management fee. We pay our Adviser an Incentive Fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

The following is a graphical representation of the calculation of the income-related portion of the Incentive Fee on a quarterly basis:

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

__________________________

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

We conduct the valuation of our investments, pursuant to which our net asset value is determined, at all times consistent with GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our investments, for investments with a public market and for investments with no readily available public market, on at least a quarterly basis, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, “Fair Value Measurement and Disclosures,” or ASC 820. Our valuation procedures are set forth in more detail below.

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

Our Audit Committee’s recommendation of fair value is generally based on its assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s actual and expected earnings and discounted cash flow;

•	prevailing interest rates for like securities and expected volatility in future interest rates;

•	the markets in which the portfolio company does business and recent economic and/or market events; and

•	comparisons to publicly traded securities.

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

Advisory and Administrative Services

We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. No compensation is paid directly by us to any interested director or executive officer of the Company. We pay our Adviser our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Messrs. Magid and McGonigle, as Managing Directors, have general oversight responsibility for Audax Senior Debt. Mr. McGonigle joined Audax Group in 2007 and manages the activities of Audax Senior Debt. He has over 26 years of experience in sourcing, underwriting, and managing the type of loans and other securities purchased by Audax Senior Debt. Mr. McGonigle leads a team of ten seasoned debt investment professionals. In addition, the Audax Senior Debt team is supported by experienced finance, accounting, legal, operations and investor relations professionals as a part of the Audax Group platform and the Administrator’s proposed services to the Company. Our Adviser may hire additional investment professionals in the future.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, a trader in securities that elects to use a mark-to-market method of accounting for its securities holdings, pension plans and trusts, financial institutions, U.S. expatriates, U.S. persons with a functional currency other than the U.S. dollar, “controlled foreign corporations,” “passive foreign investment companies,” or corporations that accumulate earnings to avoid U.S. federal income tax. This summary assumes that investors hold our Common Stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, U.S. Department of the Treasury, or Treasury, regulations, and administrative and judicial interpretations, each as of the date of this annual report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. To qualify and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute dividends to our stockholders, in respect of each taxable year, generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally defined as the sum of our net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement.

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our taxable income (including capital gains) we distribute (or are deemed to distribute) as dividends to stockholders. We are subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

As a RIC, we are subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income and gains if we fail to distribute dividends in a timely manner to stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess of our capital gains over capital losses, or capital gain net income (adjusted for certain net ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income or capital gain net income recognized, but not distributed, in preceding years, or the Excise Tax Avoidance Requirement. For this purpose, however, any net ordinary income or capital gain net income retained by us and on which we incurred corporate income tax for the taxable year ending in that calendar year will be considered to have been distributed by calendar year end (or earlier if estimated taxes are paid). We intend to make sufficient distributions each year to satisfy the Excise Tax Avoidance Requirement.

We may incur in the future such excise tax on all or a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the Excise Tax Avoidance Requirement.

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

Some of the income that we might otherwise earn, such as certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities generally will be required to incur U.S. federal income tax as well as may be required to pay state or local tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

We may in the future decide to pay a portion of our dividends in our stock. Distributions payable in stock or cash at the election of shareholders are treated as a dividend so long as certain requirements are satisfied. If the total distribution to shareholders electing to receive cash would exceed the total amount of cash to be distributed, each shareholder electing to receive the distribution in cash will be considered to have received a proportionate share of the cash to be distributed. Taxable stockholders receiving such distributions are required to include the full amount of the distribution (including the portion payable in stock) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to incur tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution.

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

If we acquire interests treated as equity securities in certain foreign corporations for U.S. federal income tax purposes that earn at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies” or “PFICs”), we could be subject to U.S. federal income tax and additional interest charges on “excess distributions” received from such corporations or gain from the sale of stock in such corporations, even if all income or gain actually earned by us is timely distributed to our stockholders. We would not be able to pass through to our stockholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election may require us to recognize taxable income or gain without the concurrent receipt of cash, and such income will nevertheless be subject to the Annual Distribution Requirement as well as will be taken into account for purposes of determining whether we satisfy the Excise Tax Avoidance Requirement.

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

If we fail to satisfy the 90% Income Test or any Diversification Tests in any taxable year, we may be eligible to avail ourselves of certain relief provisions under the Code if the failures are due to reasonable cause and not willful neglect, and if a penalty tax is incurred with respect to each failure in satisfaction of the applicable requirements. Additionally, relief is provided for certain de minimis failures of the Diversification Tests where we correct a failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income will be subject to U.S. federal corporate-level income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail either the 90% Income Test or any Diversification Test.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, and are not eligible for relief as described above, we will be subject to tax in that taxable year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of our taxable income will be subject to U.S. federal corporate-level income tax, reducing the amount available to be distributed to our stockholders. In contrast, assuming we qualify as a RIC, our U.S. federal corporate-level income tax should be substantially reduced or eliminated. To qualify again to be subject to tax as a RIC in a subsequent taxable year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to our non-RIC taxable years. In addition, if we failed to qualify as a RIC for a period of greater than two consecutive taxable years, then, in order to qualify as a RIC in a subsequent taxable year, we would be required to either elect to recognize and incur tax on any net built-in gain (i.e., the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) in our assets held at the end of the taxable year in which we choose to requalify as a RIC or, alternatively, be subject to taxation on such built-in gain recognized for a period of five taxable years following the taxable year in which we choose to requalify as a RIC.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our investment company taxable income are taxable as ordinary dividend income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional Common Stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period and other requirements are met, such distributions, or Qualifying Dividends, may be eligible for a maximum tax rate of either 15% or 20%, depending on whether the stockholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been consist of income from qualifying sources. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the maximum rate applicable to Qualifying Dividends or the dividends received deduction available to corporations under the Code. Distributions of our net capital gains that are properly reported by us as “capital gain dividends” generally would be characterized as long-term capital gains. Capital gain dividends are currently subject to a maximum U.S. federal income tax rate of 20%, in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its Common Stock and regardless of whether paid in cash or reinvested in additional Common Stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s Common Stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

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

Although we currently intend to distribute any net capital gains at least annually, we may in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include such stockholder’s share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to such stockholder’s allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for its Shares. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is generally in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any distributions derived from our investment company taxable income as a “deemed distribution.”

As a RIC, we are subject to the alternative minimum tax, or AMT, but any items that are treated differently for AMT purposes must be apportioned between us and our stockholders and this may affect our stockholders’ AMT liabilities. Although regulations explaining the precise method of apportionment have not yet been issued by the Internal Revenue Service, or the IRS, we intend in general to apportion these items in the same proportion that dividends paid to each stockholder bear to our taxable income (determined without regard to the dividends paid deduction), unless we determine that a different method for a particular item is warranted under the circumstances. You should consult your tax advisor to determine how an investment in our stock could affect your AMT liability.

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

In general, individual and other non-corporate U.S. stockholders currently are subject to a maximum federal income tax rate of either 15% or 20%, depending on whether the stockholder’s income exceeds certain threshold amounts, on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in the Shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our Common Stock) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders incurring net capital losses for a taxable year (i.e., capital losses in excess of capital gains) generally may currently deduct up to $3,000 of such losses against their ordinary income each taxable year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent taxable years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a taxable year, but may carry back such losses for three taxable years or carry forward such losses for five taxable years.

For any period that we are not considered to be a “publicly offered regulated investment company” within the meaning of Section 67 of the Code, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional dividend to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible only to individuals to the extent they exceed 2% of such a stockholder’s adjusted gross income, are not deductible for AMT purposes and are subject to the overall limitation on itemized deductions under Section 68 of the Code. A publicly offered regulated investment company is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act of 1933, as amended, or the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the foreseeable future.

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

Taxation of Tax-Exempt U.S. Stockholders

A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income, or UBTI. The direct conduct by a tax-exempt U.S. stockholder of the activities that we have conducted and are eligible to conduct could give rise to UBTI. However, if a BDC is classified as a corporation for U.S. federal income tax purposes, its business activities generally will not be attributed to its stockholders for purposes of determining the treatment of any amounts earned from the BDC for U.S. federal income tax purposes. Therefore, a tax-exempt U.S. stockholder should not be subject to U.S. taxation solely as a result of the holder’s ownership of the Shares and receipt of dividends that we pay. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to portfolio investors in our stock. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt U.S. stockholders could be adversely affected.

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

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. As a corporation, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal years ended December 31, 2016 and 2015. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal years ended December 31, 2016 and 2015.

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

Second, as a BDC, we have elected to be treated as a RIC under the Code. A RIC typically does not incur significant entity-level income taxes, because it is entitled to deduct distributions made to its stockholders treated as dividends for U.S. federal income tax purposes in computing its income subject to entity-level taxation. As a result, a BDC that has elected to be a RIC does not incur any U.S. federal income tax so long as the BDC continuously maintains its registration in accordance with the 1940 Act, at least 90% of the BDC’s gross income each taxable year consists of certain types of qualifying investment income, the BDC satisfies certain asset composition requirements at the close of each quarter of its taxable year, and if the BDC distributes all of its taxable income (including net realized capital gains, if any) to its stockholders on a current basis. The rules applicable to our qualification as a RIC for tax purposes are complex and involve significant practical and technical issues. If we fail to qualify as a RIC for U.S. federal income tax purposes or are unable to maintain our qualification for any reason, then we would become subject to regular corporate income tax, which would have a material adverse effect on the amount of after-tax income available for distribution to our stockholders. See “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and generally are subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder. Additionally, certain U.S. resident persons eligible to claim exemptions from U.S. federal income tax provided by the Code (such as certain U.S. qualified plans and charitable organizations) that own shares in a BDC generally are not required to take account of indebtedness incurred at the level of the BDC in determining whether dividends received from a BDC constitute “unrelated debt-financed income.” Finally, a non-U.S. investor in a BDC generally does not need to take account of activities conducted by the BDC in determining whether such non-U.S. investor is engaged in the conduct of a business in the United States. See “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

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

Following the third quarter of 2007, global credit and other financial markets suffered substantial stress and disruption, significantly diminishing overall confidence in the debt and equity markets. While financial conditions have since improved, any new period of market disruption may have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. There is a risk of increased portfolio company defaults due to a general increase in interest rates since our portfolio includes a high percentage of floating rate investments.

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

The majority of our debt investments are floating rates, based on a spread to LIBOR or the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, including those with a LIBOR Floor. Any fluctuations in general interest rates would affect the reference rates used in the interest calculation on our investment. Any of these fluctuations individually, or in the aggregate, may have an adverse impact on the overall return of on our investments.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code, we do not have fixed guidelines for diversification; while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

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

We compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial and investment banks and other sources of funding, such as issuers of collateral loan obligations and other structured loan funds. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in our target market of privately owned U.S. companies. As a result of these new entrants, competition for investment opportunities in privately owned U.S. companies could intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer prospective borrowers better pricing and more flexible structuring than we are able to do.

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

Subject to the discretion of our Board of Directors and applicable legal restrictions, we intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or to increase our cash distributions in the future. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC tax status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time.

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute dividends each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We expect to issue equity securities in private offerings. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.

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

The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to the fact that our Adviser is not prohibited from raising money for or managing other entities that make the same types of investments that we target.

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

Our Adviser and its affiliates may determine to file an application with the SEC seeking exemptive relief that would permit us to invest alongside them subject to certain conditions. There is no assurance that such relief will be granted.

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

Risks Related to our Election to be Regulated as a BDC and Subject to Tax as a RIC

We are regulated as a BDC and we have elected to be treated as a RIC under the Code. Accordingly, you should carefully consider the risks below.

We are subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

In order for us to qualify for and maintain RIC tax treatment under the Code, we must maintain our election with the SEC to be treated as a BDC under the 1940 Act as well as meet the Annual Distribution Requirement, the 90% Income Test and the Diversification Tests. See “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

The Annual Distribution Requirement is satisfied if we distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. We are subject to tax on any retained investment company taxable income and/or net capital gains. We must also satisfy an additional annual distribution requirement in respect of each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Although we do not intend to use debt financing in the near term, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to restrictions from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income tax.

The 90% Income Test is satisfied if we earn at least 90% of our gross income each taxable year from dividends, interest, gains from the sale of stock or securities, or qualifying sources.

The Diversification Tests is satisfied if we meet certain asset composition requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, and therefore are relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be a “non-accelerated filer” under Rule 12b-2 of the Exchange Act or an “emerging growth company” under the Jumpstart Our Business Startups Act, as amended, or the JOBS Act. As long as we remain a non-accelerated filer or an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain a non-accelerated filer until we have a public float, as such term is used in Rule 12b-2 of the Exchange Act, of $75 million or more. We will remain an emerging growth company for up to five years following an IPO, although if our public float exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

We are obligated to maintain proper and effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of the Shares.

We are obligated to maintain proper and effective internal controls over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. However, we will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the later of the date we are no longer a non-accelerated filer or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting may not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting, however our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the date we are no longer a non-accelerated filer or the date we are no longer an emerging growth company under the JOBS Act.

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

Because the Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Shares has to be disclosed in a Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we provide in our quarterly statements the amount of outstanding Shares and the amount of the investor’s Shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of 10% or more of the Shares are subject to reporting obligations under Section 16(a) of the Exchange Act.

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

Our Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon 60 days written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our Common Stock may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our Administrator is able to resign from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

Our Administrator has the right to resign under the Administration Agreement upon 60 days’ written notice, whether a replacement has been found or not. If our Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition are likely to be adversely affected and the value of our Common Stock may decline. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

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

Holders

As of March 29, 2017, we had two stockholders of record.

Distributions

We have elected to be treated as a RIC under Subchapter M of the Code. To qualify and maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements as well as distribute dividends to our stockholders each taxable year of an amount at least equal to 90% of our investment company taxable income. For more information, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Distributions to Stockholders — Common Stock Distributions.”

The following table summarizes our distributions declared during the fiscal year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Distribution per Share
September 20, 2016	September 20, 2016	September 23, 2016	$0.012
December 7, 2016	December 9, 2016	December 16, 2016	$0.340
Total Declared during the year ended December 31, 2016			$0.352

The following table summarizes our distributions declared for the period January 29, 2015 (date of inception) through December 31, 2015:

Date Declared	Record Date	Payment Date	Distribution per Share
December 18, 2015	December 18, 2015	December 18, 2015	$0.040
Total Declared during the year ended December 31, 2015			$0.040

The distributions declared during the year ended December 31, 2016, were derived from $0.33 of net investment income and $0.02 return of capital. The distribution declared during the period January 29, 2015 (date of inception) through December 31, 2015, was derived from $0.02 of net investment income and $0.02 return of capital.

The fund will notify shareholders of amounts for use in preparing 2016 income tax forms in January 2017. The following information is provided pursuant to provisions of the Internal Revenue Code. The Company designates $103,499 as capital gain dividends paid during the fiscal year ended December 31, 2016.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2016:

Date of Sale	Shares Sold	Aggregate Offering Price
June 29, 2016	1,977,107	$19 million
September 29, 2016	1,952,724	19 million
December 16, 2016	3,151,261	30 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the period January 29, 2015 (date of inception) through December 31, 2015:

Date of Sale	Shares Sold	Aggregate Offering Price
July 8, 2015	1,100,000	$11 million
August 24, 2015	1,166,490	11 million
September 23, 2015	4,232,804	40 million
December 23, 2015	4,223,865	40 million

The sales of our Common Stock pursuant to the subscription agreements were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. We did not engage in general solicitation or advertising with regard to such sales of our Common Stock and did not offer securities to the public in connection with such issuance and sale. The investors who purchased Common Stock were all accredited investors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015 were derived from our accompanying audited financial statements and notes to the financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying financial statements, notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31, 2016	For the Period January 29, 2015 (Date of Inception) through December 31, 2015

Statement of Operations Data:
Income
Total investment income	$6,680,610	$1,067,351
Expenses
Net expense	1,968,202	1,545,954
Net investment income (loss)	4,712,408	(478,603)
Net realized gain (loss) on investments	147,586	(11,186)
Net change in unrealized appreciation on investments	1,015,280	127,290
Net increase (decrease) in net assets resulting from operations	$5,875,274	$(362,499)

Per Share Data:
Net investment income (loss) per common share - basic and diluted (a)	$0.38	$(0.20)
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted (a)	0.47	(0.15)
Distributions declared per common share	0.35	0.04

Statement of Assets and Liabilities Data:
Total assets	$174,746,775	$104,866,342
Total liabilities	4,377,114	3,227,841
Net assets	170,369,661	101,638,501
Net asset value per common share	9.55	9.45
Common shares outstanding	17,831,894	10,750,799
Weighted common shares outstanding - basic and diluted	12,394,838	2,417,383

Other Data:
Number of portfolio investments	83	43
Average investment amount (b)	$1,718,634	$1,474,404
Percentage of new investments at floating rates (b)	100.00%	100.00%

(a)	Per share data is based on weighted average common stock outstanding for both basic and diluted.
(b)	Based on cost of investments.

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in senior secured debt of privately owned U.S. middle- market companies. We intend to invest at least 80% of our net assets plus the amount of any borrowings in “credit instruments,” which we define as any fixed income instruments.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which were syndicated loans as of December 31, 2016, was approximately $143,789,221 and held in 79 portfolio companies as of December 31, 2016. The fair value of our investments, all of which are syndicated loans as of December 31, 2015, was approximately $61,378,152 and held in 38 portfolio companies as of December 31, 2015.

During the year ended December 31, 2016, we purchased $107,567,640 in investments, and we had $25,530,732 in debt repayments by existing portfolio companies, and $986,294 in sales of securities of portfolio companies. For the period January 29, 2015 (date of inception) through December 31, 2015, we purchased $63,399,364 in investments, and we had $1,172,586 in debt repayments by existing portfolio companies and $988,750 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2016, we had a change in unrealized appreciation of approximately $1,015,280 and realized gains of $147,586 and, during the period January 29, 2015 (date of inception) through December 31, 2015, we had a change in unrealized appreciation of approximately $127,290 and realized losses of $11,186.

Our investment activity for the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015, is presented at fair value below:

	Year Ended December 31, 2016	For the Period January 29, 2015 (Date of Inception) through December 31, 2015

Beginning investment portfolio, at fair value	$61,378,152	$-
Investments in new portfolio investments	102,828,675	63,399,364
Investments in existing portfolio investments	4,738,965	-
Principal repayments	(25,530,732)	(1,172,586)
Proceeds from investments sold	(986,294)	(988,750)
Change in premiums, discounts and amortization	197,589	24,020
Net unrealized appreciation on investments	1,015,280	127,290
Realized gain (loss) on investments	147,586	(11,186)
Ending portfolio investment activity, at fair value	$143,789,221	$61,378,152
Number of portfolio investments	83	43
Average investment amount, at cost	$1,718,634	1,474,404
Percentage of investments at floating rates	100.00%	100.00%

	Fair Value
First lien secured debt	$128,601,503	$50,501,341
Second lien debt	15,187,718	10,876,811
Total	$143,789,221	$61,378,152

As of December 31, 2016 and 2015, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2016 through March 29, 2017, we have invested $10,110,300 at cost in 13 different portfolio companies.

RESULTS OF OPERATIONS

As we commenced operations on July 8, 2015, the operating results for the period ended December 31, 2015 are inclusive of six months of operating activity rather than twelve. In addition, during the year ended December 31, 2016, we have experienced significant growth in our total assets. As a result, comparisons between the year ended December 31, 2016 and the period January 29, 2015 (date of inception) through December 31, 2015 are not meaningful and have been omitted from this discussion.

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015, is presented in the table below:

	Year Ended December 31, 2016	For the Period January 29, 2015 (date of inception) through December 31, 2015

Total interest income from non-controlled/non-affiliated investments	$6,581,287	$1,060,356
Total other interest income	49,176	6,995
Total other income	50,147	-
Total investment income	6,680,610	1,067,351
Total net expenses	(1,968,202)	(1,545,954)
Net investment income	$4,712,408	$(478,603)

Total investment income for the year ended December 31, 2016, was driven by our interest income from our increasing investment balance. As of December 31, 2016, the size of our portfolio was $142,646,651 at amortized cost, with total principal amount outstanding of $144,224,951. Total investment income for the period January 29, 2015 (date of inception) through December 31, 2015, was driven by our interest income from our increasing investment balance. As of December 31, 2015, the size of our portfolio was $61,250,862 at amortized cost, with total principal amount outstanding of $62,140,261.

Expenses

Total expenses net of waivers for the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015, were as follows:

	Year Ended December 31, 2016	For the period January 29, 2015 (date of inception) through December 31, 2015

Base management fee(a)	$1,247,634	$257,205
Incentive fee(a)	505,174	-
Administrative fee(a)	265,000	265,000
Organizational costs	-	304,724
Directors' fees	180,000	180,000
Professional fees	625,951	552,517
Other expenses	109,215	76,530
Total expenses	2,932,974	1,635,976
Base management fee waivers(a)	(436,672)	(90,022)
Incentive fee waivers(a)	(439,350)	-
Administrative fee waivers(a)	(88,750)	-
Total expenses, net of waivers	$1,968,202	$1,545,954

(a)	Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

Base management fees before waivers for the year ended December 31, 2016 were driven by our increasing invested balance. For the year ended December 31, 2016, we accrued gross base management fees before waivers of $1,247,634. Offsetting those fees, we recognized base management fee waivers of $436,672. For the year ended December 31, 2016, we accrued incentive fees related to net investment income before waivers of $505,174. Offsetting those fees during the period was incentive fee waivers of $439,350. Additionally, we accrued $265,000 of administrative fees for the year ended December 31, 2016. Offsetting those fees during the period was base administrative fee waivers of $88,750 for the year ended December 31, 2016. Base management fees before waivers for the period January 29, 2015 (date of inception) through December 31, 2015 were driven by our increasing invested balance. For the period January 29, 2015 (date of inception) through December 31, 2015, we accrued gross base management fees before waivers of $257,205. Offsetting those fees, we recognized base management fee waivers of $90,022. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

We have incurred expenses related to our formation and registration and offerings of our Common Stock. We did not incur any organizational costs in the year ended December 31, 2016. We incurred organizational costs of $304,724 for the period January 29, 2015 (date of inception) to December 31, 2015.

During the year ended December 31, 2016, we incurred professional fees of $625,951 related to audit fees, tax fees, and legal fees. We also incurred expenses related to fees paid to our independent directors of $180,000 for the year ended December 31, 2016. During the period January 29, 2015 (date of inception) to December 31, 2015, we incurred professional fees of $552,517 related to audit fees, tax fees, and legal fees. We also incurred expenses related to fees paid to our independent directors of $180,000 for the period January 29, 2015 (date of inception) to December 31, 2015.

Realized and Unrealized Gains and Losses

We recognized $147,586 in net realized gains for the year ended December 31, 2016. We recognized $11,186 in net realized losses for the period January 29, 2015 (date of inception) through December 31, 2015.

Net change in unrealized appreciation on investments for the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015, is presented in the table below, was as follows:

Type	Year Ended December 31, 2016	For the Period January 29, 2015 (date of inception) through December 31, 2015
First Lien Debt	$969,256	$70,286
Second Lien Debt	46,024	57,004
Net unrealized appreciation on investments	$1,015,280	$127,290

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2016 and 2015 and February 17, 2015, we had cash of $30,566,068 and $43,155,376, respectively.

Operating Activities

Net cash used in the operating activities for the year ended December 31, 2016 was $75,445,194. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in operating activities for the period January 29, 2015 (date of inception) through December 31, 2015 was $58,845,624. The primary operating activity during this period was investments in portfolio companies. This was partially offset by an increase in payable for investments purchased.

As of December 31, 2016 and 2015, we had seven and one investment with unfunded commitments of $2,731,030 and $363,636, respectively. We believe that, as of December 31, 2016 and 2015, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the year ended December 31, 2016 and for the period from January 29, 2015 (date of inception) through December 31, 2015:

	Year Ended December 31, 2016	For the Period January 29, 2015 (Date of Inception) through December 31, 2015

Beginning investment portfolio	$61,378,152	$-
Investments in new portfolio investments	102,828,675	63,399,364
Investments in existing portfolio investments	4,738,965	-
Principal repayments	(25,530,732)	(1,172,586)
Proceeds from sales of investments	(986,294)	(988,750)
Net unrealized appreciation (depreciation) on investments	1,015,280	127,290
Net realized gain (loss) on investments	147,586	(11,186)
Net change in premiums, discounts and amortization	197,589	24,020
Investment Portfolio, at Fair Value	$143,789,221	$61,378,152

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2016 was $62,855,886 from issuances of 7,081,091 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $5,144,114 or $0.35 per share. Net cash provided by our financing activities for the period January 29, 2015 (date of inception) through December 31, 2015 was $102,001,000 from issuances of 10,750,799 of the Shares to our stockholders, in connection with our capital calls during the period and the initial purchase of the Shares by Audax Group, L.P.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to us. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. As of December 31, 2016, $20,000,000 of total capital commitments remained unfunded by our investors.

The number of Shares issued and outstanding as of December 31, 2016 and 2015 were 17,831,894 and 10,750,799, respectively.

The following table summarizes activity in the number of Shares during the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015:

	Common stock shares in issue
	Year Ended December 31, 2016	For the Period January 29, 2015 (Date of Inception) through December 31, 2015

Shares in issue, beginning of period	10,750,799	-
Common stock issued ($68,000,000 and $102,001,000, respectively)	7,081,091	10,723,259
Issuance of common shares in connection with dividend reinvestment plan ($35 and $259,976, respectively)	4	27,540
Shares in issue, end of period	17,831,894	10,750,799

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Unfunded commitments(1)	$2,440,332	2,440,332	—	—	$—
Total contractual obligations	$2,440,332	2,440,332	—	—	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2016. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2016.

The following table summarizes our significant contractual payment obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Unfunded commitments(1)	$363,636	363,636	—	—	$—
Total contractual obligations	$363,636	363,636	—	—	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2015. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2015.

Distributions to Stockholders – Common Stock Distributions

We have elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify to be taxed as a RIC and thus avoid corporate-level income tax on the income that we distribute as dividends to our stockholders, we are required to distribute dividends to our stockholders each taxable year generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. To avoid a 4% excise tax on undistributed earnings, we are required to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we incurred no federal income tax. We intend to make distributions to stockholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board of Directors and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2016, we made two distributions totaling $5,144,149, or $0.35 per Share. During the period January 29, 2015 (date of inception) through December 31, 2015, we made one distribution of $259,976, or $0.04 per Share. The following tables provide the details of each distribution for the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015:

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended 2016	September 20, 2016	September 20, 2016	September 23, 2016	$0.012
	December 7, 2016	December 9, 2016	December 16, 2016	$0.340

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
January 29, 2015 (date of inception) through December 31, 2015	December 18, 2015	December 18, 2015	December 18, 2015	$0.040

The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, estimates made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. The actual tax characteristics of distributions to stockholders will reported to stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

Related Party Fees

For the year ended December 31, 2016, the Company recorded base management fees of $1,247,634 and waivers to the base management fees of $436,672, as set forth within the accompanying statements of operations. For the period January 29, 2015 (date of inception) through December 31, 2015, we recorded base management fees and waivers to the base management fees of $257,205 and $90,022.

For the year ended December 31, 2016, the Company recorded incentive fees of $505,174 and waivers to the incentive fees of $439,350, as set forth within the accompanying statements of operations. The Company did not accrue or waive any incentive fee for the period January 29, 2015 (date of inception) through December 31, 2015 within the accompanying statements of operations.

For the year ended December 31, 2016, the Company recorded administrative fees of $265,000 and waivers to the administrative fees of $88,750, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $265,000 for the period January 29, 2015 (date of inception) through December 31, 2015.

Fees due to related parties as of December 31, 2016 and 2015 on our accompanying statements of assets and liabilities were as follows:

	December 31, 2016	December 31, 2015
Net base management fee due to Adviser	$254,066	$112,131
Net incentive fee due to Adviser	65,823	-
Other expenses due to Adviser (a)	120,736	-
Total fees due to Adviser, net of waivers	440,625	112,131
Fee due to Administrator, net of waivers	21,875	189,677
Total Related Party Fees Due	$462,500	$301,808

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

CRITICAL ACCOUNTING POLICIES

This discussion of our operations is based upon our financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our financial statements.

Valuation of Investments

We conduct the valuation of our investments, pursuant to which our net asset value is determined, at all times consistent with US GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our investments, for investments with a public market and for investments with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC 820. Our valuation procedures are set forth in more detail below.

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

Our Audit Committee’s recommendation of fair value is generally based on its assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s actual and expected earnings and discounted cash flow;

•	prevailing interest rates for like securities and expected volatility in future interest rates;

•	the markets in which the portfolio company does business and recent economic and/or market events; and

•	comparisons to publicly traded securities.

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

Organization and Offering Expenses

The Company did not incur any organizational costs for the year ended December 31, 2016. The Company incurred organizational costs of $304,724 for the period January 29, 2015 (date of inception) through December 31, 2015. Organization costs included the cost of incorporating, including the cost of legal services and other fees pertaining to our organization. These costs were expensed on our statement of operations as incurred. We also incurred offering costs of $145,358 for the period January 29, 2015 (date of inception) through December 31, 2015. Our offering costs included legal fees and other costs pertaining to the preparation of our Registration Statement and sale of the Shares. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $72,679 for the year ended December 31, 2016 and for the period January 29, 2015 to December 31, 2015.

U.S. Federal Income Taxes

We have elected to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. To qualify and maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements as well as distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any distributions paid.

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2016 and 2015.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2016, we had seven investments with unfunded commitments of $2,731,030. As of December 31, 2015, we had one investment with unfunded commitments of $363,636. We believe that, as of December 31, 2016 and 2015, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2016 and 2015, all of our investments included variable rates or variable rates with a floor.

Assuming that the accompanying statement of assets and liabilities as of December 31, 2016 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

As of December 31, 2016
Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 300 basis points	$-	$-	$-
Down 200 basis points	-	-	-
Down 100 basis points	-	-	-
Up 100 basis points	1,108,040	-	1,108,040
Up 200 basis points	2,550,290	-	2,550,290
Up 300 basis points	3,992,539	-	3,992,539

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Accounting Firm

The Board of Directors and Stockholders of Audax Credit BDC Inc.

We have audited the accompanying statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the schedule of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and cash flows for each of the periods indicated therein. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodian and brokers or by other procedures when responses were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audax Credit BDC Inc. at December 31, 2016 and 2015, and the results of its operations, changes in its net assets and its cash flows for each of the periods indicated therein in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 29, 2017

New York, NY

Audax Credit BDC Inc.

Statements of Assets and Liabilities

December 31, 2016 and December 31, 2015

(Expressed in U.S. Dollars)

	December 31, 2016	December 31, 2015
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $142,646,651 and $61,250,862, respectively)	$143,789,221	$61,378,152
Cash and cash equivalents	30,566,068	43,155,376
Deferred offering costs	-	72,679
Interest receivable	383,771	256,285
Receivable from bank loan repayment	6,773	2,500
Other assets	942	1,350

Total assets	$174,746,775	$104,866,342

Liabilities
Accrued expenses and other liabilities	$199,175	$256,709
Fee due to administrator(a)	21,875	189,677
Fees due to investment advisor(a)	440,625	112,131
Payable for investments purchased	3,715,439	2,669,324

Total liabilities	$4,377,114	$3,227,841
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 17,831,894 and 10,750,799 shares issued and outstanding, respectively	$17,832	$10,751
Capital in excess of par value	169,483,511	101,806,060
Accumulated net appreciation on investments	1,142,570	127,290
Accumulated net realized loss	-	(11,034)
Accumulated net investment loss	(274,252)	(294,566)
Total Net Assets	$170,369,661	$101,638,501

Net Asset Value per Share of Common Stock at End of Period	$9.55	$9.45

Shares Outstanding	17,831,894	10,750,799

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Commitments and Contingencies for additional information

Audax Credit BDC Inc.

Statements of Operations

For Year Ended December 31, 2016 and the period January 29, 2015 (Date of Inception) to December 31, 2015

(Expressed in U.S. Dollars)

	Year Ended December 31, 2016	For the period January 29, 2015 (date of inception) through December 31, 2015

Investment Income
Interest income
Non-Control/Non-Affiliate	$6,581,287	$1,060,356
Other	49,176	6,995
Total interest income	6,630,463	1,067,351
Other income
Non-Control/Non-Affiliate	50,147	-
Total income	6,680,610	1,067,351

Expenses
Base management fee(a)	$1,247,634	$257,205
Incentive fee(a)	505,174	-
Administrative fee(a)	265,000	265,000
Organizational costs	-	304,724
Directors' fees	180,000	180,000
Professional fees	625,951	552,517
Other expenses	109,215	76,530

Expenses before waivers from investment adviser and administrator	2,932,974	1,635,976
Base management fee waivers(a)	(436,672)	(90,022)
Incentive fee waivers(a)	(439,350)	-
Administrative fee waivers(a)	(88,750)	-
Total expenses, net of waivers	1,968,202	1,545,954
Net Investment Income (Loss)	4,712,408	(478,603)

Realized and Unrealized Gain on Investments
Net realized gain (loss) on investments	147,586	(11,186)
Net change in unrealized appreciation on investments	1,015,280	127,290
Net realized and unrealized gain on investments	1,162,866	116,104

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,875,274	$(362,499)

Basic and Diluted per Share of Common Stock:
Net investment income (loss)	$0.38	$(0.20)
Net increase (decrease) in net assets resulting from operations	$0.47	$(0.15)

Weighted average shares of common stock outstanding basic diluted	12,394,838	2,417,383

(a)	Refer to Note 4-Related Party Transactions for additional information

Audax Credit BDC Inc.

Statements of Changes in Net Assets

For the Year Ended December 31, 2016 and the period January 29, 2015 (Date of Inception) to December 31, 2015

(Expressed in U.S. Dollars)

	Year Ended December 31, 2016	For the period January 29, 2015 (date of inception) through December 31, 2015

Operations
Net investment income (loss)	$4,712,408	$(478,603)
Net realized gain (loss) on investments	147,586	(11,186)
Net change in unrealized appreciation on investments	1,015,280	127,290
Net increase (decrease) in net assets resulting from operations	5,875,274	(362,499)

Distributions:
Distributions to common stockholders from net investment income	(4,876,804)	(126,128)
Distributions to common stockholders from realized gains	(25,524)	-
Return of capital to common stockholders	(241,821)	(133,848)
Total distributions	(5,144,149)	(259,976)

Capital Share Transactions:
Issuance of common stock	68,000,000	102,001,000
Reinvestment of common stock	35	259,976
Net increase in net assets from capital share transactions	68,000,035	102,260,976

Net Increase in Net Assets	68,731,160	101,638,501

Net Assets, Beginning of Period	101,638,501	-

Net Assets, End of Period	$170,369,661	$101,638,501

Audax Credit BDC Inc.

Statements of Cash Flows

For Year Ended December 31, 2016 and the period January 29, 2015 (Date of Inception) to December 31, 2015

(Expressed in U.S. Dollars)

	Year Ended December 31, 2016	For the period January 29, 2015 (date of inception) through December 31, 2015

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,875,274	$(362,499)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(147,586)	11,186
Net change in unrealized appreciation on investments	(1,015,280)	(127,290)
Accretion of original issue discount interest	(197,589)	(24,020)
Increase in deferred offering costs	-	(145,358)
Amortization of deferred offering costs	72,679	72,679
Increase in interest receivable	(127,486)	(256,285)
Increase in receivable from bank loan repayment	(4,273)	(2,500)
Decrease (increase) in other assets	408	(1,350)
(Decrease) increase in accrued expenses and other liabilities	(57,534)	256,709
(Decrease) increase in fee due to administrator(a)	(167,802)	189,677
Increase in fees due to investment advisor(a)	328,494	112,131
Increase in fees payable for investments purchased	1,046,115	2,669,324
Investment activity:
Investments purchased	(107,567,640)	(63,399,364)
Proceeds from investments sold	986,294	988,750
Repayment of bank loans	25,530,732	1,172,586
Total investment activity	(81,050,614)	(61,238,028)

Net cash used in operating activities	(75,445,194)	(58,845,624)

Cash flows from financing activities:
Issuance of shares of common stock	68,000,000	102,001,000
Distributions paid to common stockholders	(5,144,114)	-

Net cash provided by financing activities	62,855,886	102,001,000

Net (decrease) increase in cash and cash equivalents	(12,589,308)	43,155,376

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	43,155,376	-

Cash and cash equivalents, end of period	$30,566,068	$43,155,376

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$35	$259,976

(a)	Refer to Note 4-Related Party Transactions for additional information

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2016

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (84.4%)(e)(f):

Healthcare & Pharmaceuticals
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/23	$3,491,250	$3,457,559	$3,504,342
MedRisk, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 3/1/23	2,977,500	2,950,398	2,977,500
Mediware, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 9/28/23	2,992,500	2,963,111	2,970,056
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 5/10/23	2,736,250	2,743,373	2,770,754
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/18/23	2,301,923	2,272,866	2,284,659
Sarnova, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 1/28/22	1,985,000	1,967,645	1,980,037
Upstream Rehabilitation, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 12/15/21	1,980,000	1,940,437	1,980,000
CareCentrix, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/8/21	1,486,237	1,467,829	1,489,953
NAPA, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 4/19/23	903,118	894,830	896,344

Services: Business
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 10/28/23	3,000,000	2,970,501	3,015,000
Insight Global, Senior Secured Extended Tranche B Term Loan, 6.00% (Libor + 5.00%), maturity 10/31/21	2,964,049	2,963,488	2,982,960
Sterling Backcheck, Senior Secured Second Lien Initial Loan, 8.75% (Libor + 7.75%), maturity 6/19/23	2,500,000	2,512,429	2,512,500
Sterling Backcheck, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 6/20/22	1,982,254	1,965,595	1,989,688
CoAdvantage, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	1,980,000	1,963,640	1,970,100
First Advantage, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,987,004	1,960,000
Allied Universal, Senior Secured Incremental Term Loan, 5.50% (Libor + 4.50%), maturity 7/28/22	1,832,493	1,813,442	1,845,669
Oasis Outsourcing, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 12/26/21	987,133	987,133	993,303
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 10/29/21	979,960	971,807	975,060
Service Logic, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/19/21	878,474	868,966	876,276

High Tech Industries
Idera, Senior Secured Term Loan, 6.50% (Libor + 5.50%), maturity 4/9/21	2,970,004	2,724,422	2,970,004
Masergy, Senior Secured Initial Loan (Second Lien), 9.50% (Libor + 8.50%), maturity 12/15/24	3,000,000	2,970,000	2,970,000
GlobalLogic, Senior Secured Closing Date Term Loan, 5.50% (Libor + 4.50%), maturity 5/20/22	2,000,000	1,980,000	1,980,000
Flexera Software, Senior Secured Term Loan (Second Lien), 8.00% (Libor + 7.00%), maturity 4/2/21	1,000,000	977,315	995,000
SciQuest, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 7/28/23	995,000	990,193	990,025
Global Knowledge, Senior Secured Second Lien Initial Term Loan, 10.50% (Libor + 9.50%), maturity 1/20/22	1,000,000	990,415	987,500
LANDesk, Senior Secured Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 9/27/22	925,234	916,213	925,233
EAG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 7/27/17	927,474	926,032	925,155
Masergy, Senior Secured Term B Loan (First Lien), 5.50% (Libor + 4.50%), maturity 12/15/23	500,000	497,500	497,500

Banking, Finance, Insurance & Real Estate
Inst. Shareholder Services, Senior Secured Second Lien Term Loan, 8.50% (Libor + 7.50%), maturity 4/30/22	3,000,000	2,958,130	2,992,500
Integro Insurance Brokers, Senior Secured Initial Term Loan, 6.75% (Libor + 5.75%), maturity 10/30/22	2,970,854	2,866,331	2,985,708
Edgewood Partners Insurance Centers, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 3/16/23	1,985,000	1,948,455	1,965,150
AmeriLife Group, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 7/10/22	1,972,469	1,949,020	1,947,813
GENEX Services, Senior Secured Second Lien Initial Term Loan, 8.75% (Libor + 7.75%), maturity 5/30/22	1,271,000	1,207,484	1,261,468

Wholesale
SRP, Senior Secured Term Loan, 7.50% (Libor + 6.50%), maturity 9/8/23	2,472,527	2,443,113	2,466,346
Ohio Transmission, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/2/21	1,987,727	1,971,392	1,987,727
Colony Hardware, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 10/23/21	1,984,962	1,966,646	1,980,000
PetroChoice, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/19/22	1,975,000	1,932,391	1,955,250
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	997,500	988,273	1,008,383

Chemicals, Plastics & Rubber
Universal Fiber Systems, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 10/2/21	2,969,999	2,956,750	2,947,724
Plaskolite, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 11/3/22	1,985,005	1,967,823	1,985,005
Pexco, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 8/19/20	1,453,125	1,441,950	1,453,125
PQ Corporation, Senior Secured First Amendment Tranche B-1 Term Loan, 5.25% (Libor + 4.25%), maturity 11/4/22	997,500	997,500	1,010,348
Houghton International, Senior Secured Second Lien Incremental Term Loan, 9.75% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	995,000
Transilwrap, Senior Secured Incremental Term Loan B1, 5.50% (Libor + 4.50%), maturity 11/22/19	992,500	988,256	985,055

Automotive
Caliber Collision, Senior Secured Second Restatement Date Incremental, 6.25% (Libor + 5.25%), maturity 11/20/19	3,974,975	3,959,612	4,014,725
TruckHero, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 8/24/23	2,992,500	2,963,356	2,970,056
DYK Automotive, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 4/1/22	962,500	953,449	960,094

Construction & Building
DiversiTech Corporation, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 11/19/21	2,365,778	2,337,194	2,353,949
PlayPower, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 6/23/21	1,989,899	1,971,392	1,989,899
TK Enterprises, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 4/4/23	1,985,000	1,957,558	1,985,000
PlayPower, Senior Secured Second Initial Term Loan, 9.75% (Libor + 8.75%), maturity 6/23/22	1,000,000	991,474	1,000,000

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 7.50% (Libor + 6.50%), maturity 12/20/22	1,745,454	1,725,455	1,728,000
Northstar, Senior Secured Term Loan, 7.25% (Libor + 6.25%), maturity 6/7/22	1,706,250	1,681,810	1,693,453
Imagine! Print Solutions, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 3/30/22	1,489,994	1,475,746	1,478,819
Vestcom International, Senior Secured L/C Collaterilized, 5.25% (Libor + 4.25%), maturity 12/19/23	1,000,000	995,000	995,000
Mspark, Senior Secured Term Loan, 6.50% (Libor + 5.50%), maturity 4/22/21	987,500	978,701	985,031

Services: Consumer
Stratford Schools, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 12/18/21	1,980,000	1,962,950	1,970,100
CIBT Holdings, Senior Secured U.S. Term Loan, 6.25% (Libor + 5.25%), maturity 6/28/22	1,684,494	1,666,129	1,671,860
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 2/21/22	1,485,000	1,472,723	1,477,575

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2016

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 6.25% (Libor + 5.25%), maturity 6/30/23	$1,995,000	$1,989,045	$1,990,013
Pelican Products, Senior Secured Term Loan, 5.25% (Libor + 4.25%), maturity 4/11/20	2,014,162	1,981,680	1,988,985
Water Pik, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 7/8/20	1,000,000	1,002,248	1,005,000

Aerospace & Defense
MB Aerospace, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 12/15/22	1,982,481	1,964,289	1,967,613
StandardAero, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/7/22	987,500	987,500	993,672
TronAir, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 9/8/23	997,500	987,760	992,513
Cadence Aerospace, Senior Secured Term Loan, 7.00% (Libor + 5.75%), maturity 5/9/18	637,175	613,657	629,211

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 5/12/21	2,962,999	2,956,963	2,948,184
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	1,500,000	1,485,291	1,488,750

Consumer Goods: Non-durable
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 9/9/23	1,995,000	1,975,540	1,980,038
Augusta, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23	1,913,924	1,894,335	1,918,709

Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 8/21/21	1,977,557	1,977,557	1,947,894
Lipari, Senior Secured Term Loan A, 5.50% (Libor + 4.50%), maturity 10/1/22	1,705,029	1,686,071	1,692,241

Capital Equipment
MW Industries, Senior Secured Initial Term Loan (First Lien), 6.50% (Libor + 5.50%), maturity 6/28/20	995,000	996,198	998,731
TriMark, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/1/21	985,665	985,665	988,169
FCx Performance, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 8/4/20	997,500	987,618	987,525
United Flexible, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 12/16/21	500,000	495,000	495,000

Media: Broadcasting & Subscription
Encompass, Senior Secured Second Lien Tranche B Term Loan, 8.75% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,477,443	1,473,750
Encompass, Senior Secured Tranche B Term Loan, 5.50% (Libor + 4.50%), maturity 6/6/21	984,849	984,849	970,076

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 11/21/23	2,000,000	1,980,109	2,022,500

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/31/23	1,496,250	1,481,750	1,485,028

Transportation: Cargo
Capstone Logistics, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/7/21	994,950	994,950	985,000

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/12/21	990,000	981,965	972,675

Containers, Packaging & Glass
Tapp Label Company, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 7/6/20	472,045	468,962	453,163

Total Portfolio Investments(g)		$142,646,651	$143,789,221

(a)	All companies are located in the United States of America.

(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.

(c)	All loans are income-producing, unless otherwise noted.

(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.

(e)	Percentages are calculated using fair value of investments over net assets.

(f)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).

(g)	At December 31, 2016, the cost of investments for income tax purposes was $142,646,651 the gross unrealized appreciation for federal tax purposes was $1,284,007, the gross unrealized depreciation for federal income tax purposes was $141,437, and the net unrealized appreciation was $1,142,570.

Audax Credit BDC Inc.

Schedules of Investments

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

December 31, 2016

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

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements and related notes present the results of activity of the Company for the year ended December 31, 2016 and the period January 29, 2015 (the date of inception) through December 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2016 and 2015. The cash was not subject to any restrictions on withdrawal.

Organization and Offering Expenses

The Company did not incur any organizational costs for the year ended December 31, 2016. The Company incurred organizational costs of $304,724 for the period January 29, 2015 (date of inception) through December 31, 2015. Organization costs included the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs were expensed on the Company’s statement of operations as incurred. The Company also incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’ registration statement on Form 10 (the “Registration Statement”) and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $72,679 for each of the year ended December 31, 2016 and the period January 29, 2015 to December 31, 2015.

Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses initially incurred by the Adviser, may be reimbursed by the Company.

Investment Valuation Policy

The Company conducts the valuation of the Company’s investments, pursuant to which the Company’s net asset value is determined, at all times consistent with GAAP and the 1940 Act. The Company’s Board of Directors, with the assistance of the Audit Committee, determines the fair value of the Company’s investments, for investments with a public market and for investments with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC Topic 820, “Fair Value Measurement and Disclosures,” as amended (“ASC 820”). The Company’s valuation procedures are set forth in more detail below.

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

The Company’s Audit Committee’s recommendation of fair value is generally based on its assessment of the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	call features, put features and other relevant terms of debt;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s actual and expected earnings and discounted cash flow;

•	prevailing interest rates for like securities and expected volatility in future interest rates;

•	the markets in which the portfolio company does business and recent economic and/or market events; and

•	comparisons to publicly traded securities.

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

Refer to Note 3 — Investments in the notes accompanying the financial statements for additional information regarding fair value measurements and the Company’s application of ASC 820.

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

As of December 31, 2016, the Company held 75 investments in loans with OID. The Company accrued OID income of $197,589 for the year ended December 31, 2016. The unamortized balance of OID investments as of December 31, 2016, totaled $1,578,300. As of December 31, 2015, the Company held 40 investments in loans with OID. The Company accrued OID income of $24,020 for the period January 29, 2015 (date of inception) through December 31, 2015. The unamortized balance of OID investments as of December 31, 2015, totaled $889,399.

As of December 31, 2016 and 2015, the Company held $30,566,068 and $43,155,376 cash and cash equivalents, respectively. For the year ended December 31, 2016 and the period January 29, 2015 through December 31, 2015, the Company earned $49,176 and $6,995 of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

Other Income Recognition

The Company generally records prepayment fees upon receipt of cash.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees and dividend income are both accrued in other income in the accompanying statements of operations.

The Company accrued $50,147 of other income for the year ended December 31, 2016 related to amendment fees. The Company did not record any other income for the period January 29, 2015 (date of inception) through December 31, 2015.

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

As of December 31, 2016, $93,175,844 of the Company’s investments were valued using Level 3 inputs, and $50,613,377 were valued using Level 2 inputs. During the year ended December 31, 2016, $20,123,324 and $2,977,282 of investments transferred into and out of Level 3, respectively. As of December 31, 2015, $27,319,316 of the Company’s investments were valued using Level 3 inputs, and $34,058,836 were valued using Level 2 inputs. During the period January 29, 2015 (date of inception) through December 31, 2015, there were no investments transferred into or out of Levels 1, 2 or 3.

The following table presents the Company’s investments carried at fair value as of December 31, 2016 and 2015, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$45,130,877	$83,470,626	$128,601,503
Second lien debt		5,482,500	9,705,218	15,187,718
Total	$-	$50,613,377	$93,175,844	$143,789,221

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$31,616,336	$18,885,005	$50,501,341
Second lien debt		2,442,500	8,434,311	10,876,811
Total	$-	$34,058,836	$27,319,316	$61,378,152

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2016. The weighted average calculations in the tables below are based on the fair value balances for all debt related calculations for the particular input.

				As of December 31, 2016

	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$83,470,626	Matrix Pricing	Senior Leverage	2.74x - 5.66x	4.12	x
			Total Leverage	2.94x - 9.82x	5.09	x
			Interest Coverage	0.36x - 4.98x	2.59	x
			Debt Service Coverage	0.28x - 3.76x	1.98	x
			TEV Coverage	1.40x - 3.74x	2.57	x
			Liquidity	21.13% - 1122.20%	151.61%
			Spread Comparison	400bps - 650bps	502	bps

Second lien debt	9,705,218	Matrix Pricing	Senior Leverage	4.31x - 6.24x	5.65	x
			Total Leverage	4.31x - 6.24x	5.65	x
			Interest Coverage	0.61x - 3.32x	2.32	x
			Debt Service Coverage	0.43x - 2.96x	1.96	x
			TEV Coverage	1.46x - 2.67x	2.09	x
			Liquidity	55.08% - 253.25%	145.54%
			Spread Comparison	700bps - 950bps	795	bps

Total	$93,175,844

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2015. The weighted average calculations in the tables below are based on the fair value balances for all debt related calculations for the particular input.

	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$14,905,785	Matrix Pricing	Senior Leverage	2.99x - 4.89x	4.12	x
			Total Leverage	3.00x - 6.51x	5.13	x
			Interest Coverage	1.38x - 3.54x	2.38	x
			Debt Service Coverage	0.75x - 2.22x	1.65	x
			TEV Coverage	1.62x - 3.41x	2.17	x
			Liquidity	15.37% - 246.68%	132.29%
			Spread Comparison	400bps - 550bps	469	bps

	3,979,220	Market Analysis	Senior Leverage	2.75x - 3.86x	3.03	x
			Total Leverage	2.75x - 4.90x	3.28	x
			Interest Coverage	1.13x - 5.05x	4.08	x
			Debt Service Coverage	0.88x - 4.11x	3.31	x
			TEV Coverage	2.33x - 4.26x	3.78	x
			Liquidity	114.58% - 246.62%	213.85%
			Spread Comparison	450bps - 525bps	506	bps

Second lien debt	7,461,250	Matrix Pricing	Senior Leverage	4.90x - 6.26x	5.38	x
			Total Leverage	4.90x - 6.26x	5.38	x
			Interest Coverage	1.13x - 2.74x	2.19	x
			Debt Service Coverage	0.88x - 2.21x	1.78	x
			TEV Coverage	1.23x - 2.01x	1.68	x
			Liquidity	83.01% - 159.71%	113.14%
			Spread Comparison	775bps - 950bps	845	bps

	973,061	Market Analysis	Senior Leverage	5.82x	5.82	x
			Total Leverage	5.82x	5.82	x
			Interest Coverage	2.93x	2.93	x
			Debt Service Coverage	1.71x	1.71	x
			TEV Coverage	2.10x	2.10	x
			Liquidity	133.73%	133.73%
			Spread Comparison	775bps	775	bps

Total	$27,319,316

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2016 and the period January 29, 2015 (date of inception) through December 31, 2015 for all investments for which the Company’s determine fair value using unobservable (Level 3) factors.

Year Ended December 31, 2016	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2015	$18,885,004	$8,434,312	$27,319,316
Transfers into Level 3	19,128,324	995,000	20,123,324
Transfers out of Level 3	(2,977,282)	-	(2,977,282)
Total gains:
Net realized gain(a)	4,804	-	4,804
Net unrealized appreciation(b)	427,004	34,940	461,944
New investments, repayments and settlements:(c)
Purchases	53,069,690	4,213,680	57,283,370
Settlements/repayments	(5,197,521)	(3,990,001)	(9,187,522)
Net amortization of premiums, discounts and fees	130,603	17,287	147,890
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844

(a)	Included in net realized gain on the accompanying Statement of Operations for the year ended December 31, 2016.

(b)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the year ended December 31, 2016.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

For the period January 29, 2015 through December 31, 2015	First lien debt	Second lien debt	Total
Fair Value as of January 29, 2015	$-	$-	$-
Total gains:
Net unrealized appreciation(a)	31,941	101,229	133,170
New investments, repayments and settlements:(b)
Purchases	18,950,599	8,329,470	27,280,069
Settlements/repayments	(105,864)	-	(105,864)
Net amortization of premiums, discounts and fees	8,328	3,613	11,941
Fair Value as of December 31, 2015	$18,885,004	$8,434,312	$27,319,316

(a)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the period January 29, 2015 (date of inception) through December 31, 2015.

(b)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at December 31, 2016 and 2015 was $461,944 and $133,170, respectively.

Investment Activities

The Company held a total of 83 syndicated investments with an aggregate fair value of $143,789,221 as of December 31, 2016. During the year ended December 31, 2016, the Company invested in 61 new syndicated investments for a combined $102,828,675 and $4,738,965 in existing investments. The Company also received $25,530,732 in repayments from investments and $986,294 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2016, the Company’s investment portfolio consisted of investments in 79 companies located in 26 states across 22 different industries, with an aggregate fair value of $143,789,221. The five largest investments at fair value as of December 31, 2016 totaled $16,512,275, or 11.48% of the Company’s total investment portfolio as of such date. As of December 31, 2016, the Company’s average investment by obligor was $1,718,634 at cost.

As of December 31, 2015, the Company’s investment portfolio consisted of investments in 38 companies located in 15 states across 19 different industries, with an aggregate fair value of $61,383,152. The five largest investments at fair value as of December 31, 2015 totaled $14,613,100, or 23.81% of the Company’s total investment portfolio as of such date. As of December 31, 2015, the Company’s average investment by obligor was $1,474,404 at cost. The following table outlines the Company’s investments by security type as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$127,561,961	89.43%	$128,601,503	89.44%	$50,431,054	82.34%	$50,501,341	82.28%
Second lien debt	15,084,690	10.57%	15,187,718	10.56%	10,819,808	17.66%	10,876,811	17.72%
Total Investments	$142,646,651	100.00%	$143,789,221	100.00%	$61,250,862	100.00%	$61,378,152	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015

Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Healthcare & Pharmaceuticals	$20,853,645	14.50%	$992,513	1.62%
Services: Business	19,120,556	13.30	8,614,409	14.03
High Tech Industries	13,240,417	9.21	7,695,294	12.54
Banking, Finance, Insurance & Real Estate	11,152,639	7.76	5,810,686	9.47
Wholesale	9,397,706	6.54	3,596,647	5.86
Chemicals, Plastics & Rubber	9,376,257	6.52	7,483,195	12.19
Automotive	7,944,875	5.53	-	-
Construction & Building	7,328,848	5.10	995,000	1.62
Media: Advertising, Printing & Publishing	6,880,303	4.78	1,987,469	3.24
Services: Consumer	5,119,535	3.56	5,909,728	9.63
Consumer Goods: Durable	4,983,998	3.47	2,948,462	4.80
Aerospace & Defense	4,583,009	3.19	1,984,632	3.23
Hotel, Gaming & Leisure	4,436,934	3.09	2,985,118	4.86
Consumer Goods: Non-durable	3,898,747	2.71	-	-
Beverage, Food & Tobacco	3,640,135	2.53	987,525	1.61
Capital Equipment	3,469,425	2.41	989,987	1.61
Media: Broadcasting & Subscription	2,443,826	1.70	2,476,237	4.03
Forest Products & Paper	2,022,500	1.41	1,995,000	3.25
Utilities: Electric	1,485,028	1.03	-	-
Transportation: Cargo	985,000	0.68	997,475	1.63
Media: Diversified & Production	972,675	0.67	992,500	1.62
Containers, Packaging & Glass	453,163	0.31	1,936,275	3.16
	$143,789,221	100.00%	$61,378,152	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$37,826,147	26.31%	$13,773,236	22.44%
Midwest	28,974,175	20.15	10,014,519	16.32
Southeast	20,017,167	13.92	13,837,998	22.55
East	19,347,167	13.46	2,692,143	4.39
West	16,641,821	11.57	10,820,030	17.63
Southwest	16,393,504	11.40	8,252,757	13.45
South	3,960,030	2.75	1,987,469	3.22
Northwest	629,210	0.44	-	-
Total Investments	$143,789,221	100.00%	$61,378,152	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2016:

For the Fiscal Years Ending December 31:	Amount
2017	$2,595,998
2018	2,360,317
2019	8,050,822
2020	11,098,223
2021	45,293,438
Thereafter	74,826,153
Total contractual repayments	144,224,951
Adjustments to cost basis on debt investments(a)	(1,578,300)
Total Cost Basis of Investments Held at December 31, 2016:	$142,646,651

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

Note 4. Related Party Transactions

Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser. In accordance with the Investment Advisory Agreement, the Company pays the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee (the “Incentive Fee”). The services the Adviser provides to the Company, subject to the overall supervision of the Company’s Board of Directors, includes managing the day-to-day operations of, and providing investment services to, the Company. The Company also entered into a management fee waiver agreement with the Adviser (the “Waiver Agreement”), which the Company or the Adviser may terminate upon 60 days’ prior written notice.

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

For the year ended December 31, 2016, the Company recorded base management fees $1,274,634 and waivers to the base management fees of $436,672, as set forth within the accompanying statements of operations. For the period January 29, 2015 (date of inception) through December 31, 2015, the Company recorded base management fees $257,205 and waivers to the base management fees of $90,022, as set forth within the accompanying statements of operations.

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

For the year ended December 31, 2016, the Company recorded incentive fees related to net investment income of $505,174. Offsetting the incentive fees were waivers of the incentive fess of $439,350, as set forth within the accompanying statements of operations. For the period January 29, 2015 (date of inception) through December 31, 2015, the Company did not waive or accrue any incentive fee within the accompanying statements of operations.

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

The Company has also entered into a fee waiver agreement with the Administrator, pursuant to which the Administrator may waive, in whole or in part, its entitlement to receive reimbursements from the Company.

For the year ended December 31, 2016, the Company recorded administrative fees of $265,000 and waivers to the administrative fees of $88,750, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $265,000 for the period January 29, 2015 (date of inception) through December 31, 2015, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2016 and 2015 on the Company’s accompanying statements of assets and liabilities were as follows:

	December 31, 2016	December 31, 2015
Net base management fee due to Adviser	$254,066	$112,131
Net incentive fee due to Adviser	65,823	-
Other expenses due to Adviser (a)	120,736	-
Total fees due to Adviser, net of waivers	440,625	112,131
Fee due to Administrator, net of waivers	21,875	189,677
Total Related Party Fees Due	$462,500	$301,808

(a)	Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015:

	Year Ended December 31, 2016	For the Period January 29, 2015 (date of inception) through December 31, 2015

Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$5,875,274	$(362,499)
Denominator for basic and diluted weighted average common shares	12,394,838	2,417,383
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.47	$(0.15)

Note 6. Income Tax

The Company has elected to be regulated as a BDC under the 1940 Act, as well as elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally is not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends for U.S. federal income tax purposes. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any (i.e., “investment company taxable income”), for each taxable year. The amount to be paid out as distributions to the Company’s stockholders is determined by the Company’s Board of Directors and is based on management’s estimate of the fiscal year earnings. Based on that estimate, the Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Although the Company currently intends to distribute its net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, recognized in respect of each taxable year as dividends out of the Company’s assets legally available for distribution, the Company in the future may decide to retain for investment and be subject to entity-level income tax on such net capital gains. Additionally, depending on the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as such excess taxable income is earned.

The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2016 of $5,144,149, or $0.35 per share. The tax character of the distributions declared and paid represented $4,798,829 from ordinary income, $103,499 capital gains, and $241,821 from tax return of capital. The Company had aggregate distributions declared and paid to its shareholders for the period January 29, 2015 (date of inception) through December 31, 2015 of $259,976, or $0.04 per share. The tax character of the distributions declared and paid represented $126,128 from ordinary income and $133,848 from tax return of capital. The distributions were reinvested in shares through the Company’s dividend reinvestment plan.

Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2016 and the period January 29, 2015 (date of inception) through December 31, 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible offering costs and return of capital distributions.

	Year Ended December 31, 2016	For the Period January 29, 2015 (date of inception) through December 31, 2015
Capital in excess of par value	$(73,683)	$(310,317)
Accumulated net investment income	184,711	310,165
Accumulated net realized (loss) gain	(111,028)	152

At December 31, 2016 and 2015, the components of accumulated losses on a tax basis as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31, 2016	As of December 31, 2015
Accumulated net investment loss	$(274,252)	$(294,566)
Accumulated net appreciation on investments	1,142,570	127,290
Accumulated net realized loss	-	(11,034)
Components of tax distributable earnings (deficit) at period end	$868,318	$(178,310)

Certain losses incurred after October 31 within the taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur capital losses after October 31 within the taxable year.

Capital losses are deemed to arise of the first day of the fund’s following fiscal year and there is no expiration for these losses. Capital losses are carried forward indefinitely, and retain the character of the original loss. The Company did not have any capital losses as of December 31, 2016. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s federal tax returns for fiscal years 2015 and 2016 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During the year ended December 31, 2016 and for the period from January 29, 2015 (date of inception) to December 31, 2015 there were no tax expenses and no interest and penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016 an investor made an additional capital commitment of $50,000,000. As of December 31, 2016, $20,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of December 31, 2016 and 2015, were 17,831,894 and 10,750,799, respectively.

The following table summarizes activity in the number of Shares during the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015:

	Common stock shares in issue
	Year Ended December 31, 2016	For the Period January 29, 2015 (Date of Inception) through December 31, 2015

Shares in issue, beginning of period	10,750,799	-
Common stock issued ($68,000,000 and $102,001,000, respectively)	7,081,091	10,723,259
Issuance of common shares in connection with dividend reinvestment plan ($35 and $259,976, respectively)	4	27,540
Shares in issue, end of period	17,831,894	10,750,799

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

The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2016 and 2015:

Investment	Industry	December 31, 2016	December 31, 2015

Physicans Endoscopy, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/18/23	Healthcare & Pharmaceuticals	$692,308	$-
DiversiTech Corporation, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 11/19/21	Construction & Building	627,027	-
SRP, Senior Secured Term Loan, 7.50% (Libor + 6.50%), maturity 9/8/23	Wholesale	527,473	-
CIBT Holdings, Senior Secured U.S. Term Loan, 6.25% (Libor + 5.25%), maturity 6/28/22	Services: Consumer	311,284	-
Allied Universal, Senior Secured Incremental Term Loan, 5.50% (Libor + 4.50%), maturity 7/28/22	Services: Business	162,914	-
Service Logic, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 7/19/21	Services: Business	119,326	-
Ohio Transmission, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 10/2/21	Wholesale	-	363,636

		$2,440,332	$363,636

Unfunded commitments represent all amounts unfunded as of December 31, 2016 and 2015. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Year Ended December 31, 2016	For the period January 29, 2015 (date of inception) through December 31, 2015
Per Share Data:
Net asset value, beginning of period	$9.45	$-
Net investment income (loss)(a)	0.38	(0.20)
Net realized gain (loss) on investments and change in unrealized appreciation on investments(a)(b)	0.07	(0.31)
Net increase (decrease) in net assets resulting from operations	$0.45	$(0.51)

Effect of equity capital activity
Equity contribution	-	10.00
Distributions to stockholders from net investment income	(0.33)	(0.02)
Distributions to stockholders from capital gains	(0.01)	-
Distributions to stockholders from return of capital	(0.01)	(0.02)
Net asset value at end of period	$9.55	$9.45
Total return(c)(g)	4.80%	(5.10)%
Shares of common stock outstanding at end of period	17,831,894	10,750,799

Statement of Assets and Liabilities Data:
Net assets at end of period	$170,369,661	$101,638,501
Average net assets(d)	123,605,111	26,319,657

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized(e)	2.37%	6.73%
Ratio of net expenses to average net assets- annualized(f)	1.59%	6.36%
Ratio of net investment income (loss) to average net assets- annualized	3.81%	(1.97)%
Portfolio turnover(g)	0.96%	5.16%

(a)	Based on actual Common Stock outstanding at the end of the corresponding period.
(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain/loss for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized for the period January 29, 2015 (date of inception) through December 31, 2015.

Note 10. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2016	Quarter Ended December 31, 2015

Statement of Operations Data:
Income
Total investment income	$2,281,354	$873,255
Expenses
Net expense	492,433	582,149
Net investment income	1,788,921	291,106
Net realized gain (loss) on investments	111,944	(11,186)
Net change in unrealized appreciation on investments	136,879	7,299
Net increase in net assets resulting from operations	$2,037,744	$287,219

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.12	$0.04
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.13	0.04
Distributions declared per common share	0.34	0.04

Statement of Assets and Liabilities Data:
Total assets	$174,746,775	$104,866,342
Total liabilities	4,377,114	3,227,841
Net assets	170,369,661	101,638,501
Net asset value per common share	9.55	9.45
Common shares outstanding	17,831,894	10,750,799
Weighted common shares outstanding - basic and diluted	15,228,676	2,417,383

Other Data:
Number of portfolio investments	83	43
Average investment amount (b)	$1,718,634	$1,474,404
Percentage of new investments at floating rates (b)	100.00%	100.00%

(a)	Per share data is based on weighted average common stock outstanding for both basic and diluted.
(b)	Based on cost of investments.

Note 11. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 12. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s statement of assets and liabilities through March 29, 2017. The Company has concluded there are no material items that warrant disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Audax Credit BDC Inc. (“we” and “our”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “ Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this annual report:

1. Financial Statements – refer to “Item 8. Financial Statements and Supplementary Data” starting on page 68

2. No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this annual report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.3	Form of License Agreement (Incorporated by reference to Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.5	Custodial Agreement, dated as of July 8, 2015, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.6	Management Fee Waiver Agreement, dated as of July 8, 2015, by and between the Company and the Adviser (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.7	Subscription Agreement, dated as of December 2, 2016, by and between the Company and Mercer Audax Credit Feeder Fund LP.

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this annual report).

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

14.2	Code of Ethics (Incorporated by reference to Exhibit 99.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-55426), filed on June 5, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Administrative Fee Waiver Letter, dated as of November 10, 2016, by and between the Company and the Administrator (Incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q, File No. 814-01154, filed on November 14, 2016).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: March 29, 2017	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer

Date: March 29, 2017	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2017	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

Date: March 29, 2017	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: March 29, 2017	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 29, 2017	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 29, 2017	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 29, 2017	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director

