Form 10-Q
period 2017-03-31
Audax Credit BDC Inc.
filed 2017-05-15
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12 b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The registrant had 17,831,894 shares of common stock, par value $0.001 per share, outstanding as of May 15, 2017.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2017 and December 31, 2016

(Expressed in U.S. Dollars)

	March 31, 2017	December 31, 2016
	(unaudted)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $144,579,855 and $142,646,651, respectively)	$145,592,519	$143,789,221
Cash and cash equivalents	30,052,430	30,566,068
Interest receivable	394,910	383,771
Receivable from bank loan repayment	20,006	6,773
Other assets	124,102	942

Total assets	$176,183,967	$174,746,775

Liabilities
Accrued expenses and other liabilities	$342,656	$199,175
Fee due to administrator(a)	66,250	21,875
Fees due to investment advisor, net of waivers(a)	638,835	440,625
Fees payable for investments purchased	2,995,000	3,715,439

Total liabilities	$4,042,741	$4,377,114
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 17,831,894 shares issued and outstanding	$17,832	$17,832
Capital in excess of par value	169,483,511	169,483,511
Accumulated net appreciation on investments	1,012,664	1,142,570
Accumulated net realized gain	90,316	-
Accumulated net investment income (loss)	1,536,903	(274,252)
Total Net Assets	$172,141,226	$170,369,661
Net Asset Value per Share of Common Stock at End of Period	$9.65	$9.55

Shares Outstanding	17,831,894	17,831,894

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Commitments and Contingencies for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Investment Income
Interest income
Non-Control/Non-Affiliate	$2,340,753	$1,123,345
Other	22,884	15,471
Total interest income	2,363,637	1,138,816
Other income
Non-Control/Non-Affiliate	44,395	1,247
Total income	2,408,032	1,140,063

Expenses
Base management fee(a)	$438,663	$263,388
Incentive fee(a)	119,397	-
Administrative fee(a)	66,250	66,250
Directors' fees	48,750	45,000
Professional fees	135,770	209,734
Other expenses	49,038	73,060
Expenses before waivers from investment adviser and administrator	857,868	657,432
Base management fee waivers(a)	(153,532)	(92,186)
Incentive fee waivers(a)	(107,458)	-
Total expenses, net of waivers	596,878	565,246
Net Investment Income	1,811,154	574,817

Realized and Unrealized Gain on Investments
Net realized gain (loss) on investments	90,317	(9,150)
Net change in unrealized (depreciation) appreciation on investments	(129,906)	236,766
Net realized and unrealized (loss) gain on investments	(39,589)	227,616

Net Increase in Net Assets Resulting from Operations	$1,771,565	$802,433

Basic and Diluted per Share of Common Stock:
Net investment income	$0.10	$0.05
Net increase in net assets resulting from operations	$0.10	$0.08

Weighted average shares of common stock outstanding basic diluted	17,831,894	10,750,799

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Operations
Net investment income	$1,811,154	$574,817
Net realized gain (loss) on investments	90,317	(9,150)
Net change in unrealized (depreciation) appreciation on investments	(129,906)	236,766
Net increase in net assets resulting from operations	1,771,565	802,433

Net Increase in Net Assets	1,771,565	802,433

Net Assets, Beginning of Period	170,369,661	101,638,501

Net Assets, End of Period	$172,141,226	$102,440,934

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,771,565	$802,433
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(90,317)	9,150
Net change in unrealized depreciation (appreciation) on investments	129,906	(236,766)
Accretion of original issue discount interest	(68,127)	(34,117)
Amortization of deferred offering costs	-	36,340
Increase in receivable from investments sold	-	(986,294)
Increase in interest receivable	(11,139)	(12,815)
Increase in receivable from bank loan repayment	(13,233)	-
Increase in other assets	(123,160)	(112,077)
Increase (decrease) in accrued expenses and other liabilities	143,481	(36,412)
Increase (decrease) in fee due to administrator(a)	44,375	(123,427)
Increase in fees due to investment advisor(a)	198,210	59,071
(Decrease) increase in fees payable for investments purchased	(720,439)	275,676
Investment activity:
Investments purchased	(15,564,109)	(14,800,000)
Proceeds from investments sold	-	986,294
Repayment of bank loans	13,789,349	230,590
Total investment activity	(1,774,760)	(13,583,116)

Net cash used in operating activities	(513,638)	(13,942,354)

Net decrease in cash and cash equivalents	(513,638)	(13,942,354)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	30,566,068	43,155,376

Cash and cash equivalents, end of period	$30,052,430	$29,213,022

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of March 31, 2017

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (84.6%)(e)(f):

Services: Business
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 5.00%), maturity 10/28/23	$2,992,500	$2,963,928	$3,018,685
Insight Global, Senior Secured Extended Tranche B Term Loan, 6.15% (Libor + 5.00%), maturity 10/31/21	2,956,332	2,955,796	2,934,157
Sterling Backcheck, Senior Secured Initial Loan (Second Lien), 8.90% (Libor + 7.75%), maturity 6/19/23	2,500,001	2,512,066	2,506,250
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.40% (Libor + 4.25%), maturity 6/20/22	1,977,234	1,961,228	1,989,592
First Advantage, Senior Secured Term Loan (First Lien), 6.40% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,987,570	1,960,000
CoAdvantage, Senior Secured Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 10/7/21	1,975,000	1,959,414	1,955,250
Allied Universal, Senior Secured Incremental Term Loan, 5.65% (Libor + 4.50%), maturity 7/28/22	1,862,252	1,843,824	1,876,684
Sungard Public Sector, Senior Secured Term Loan (Second Lien), 9.65% (Libor + 8.50%), maturity 2/1/25	1,500,000	1,485,181	1,522,500
General Info Solutions, Senior Secured Term Loan, 5.90% (Libor + 4.75%), maturity 1/26/23	1,250,000	1,237,607	1,237,500
DBi Services, Senior Secured Term B Loan, 6.40% (Libor + 5.25%), maturity 8/1/21	997,496	987,920	992,509
Oasis Outsourcing, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 4.75%), maturity 12/26/21	984,568	984,568	977,184
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 5.00%), maturity 10/29/21	979,960	972,184	975,060
Service Logic, Senior Secured Initial Term Loan, 6.15% (Libor + 5.00%), maturity 7/19/21	902,860	893,658	892,703
Sungard Public Sector, Senior Secured Term Loan, 5.40% (Libor + 4.25%), maturity 2/1/24	250,000	248,772	248,125

Healthcare & Pharmaceuticals
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 6.15% (Libor + 5.00%), maturity 8/19/23	3,482,500	3,449,901	3,456,381
MedRisk, Senior Secured Term Loan, 6.40% (Libor + 5.25%), maturity 3/1/23	2,970,000	2,943,840	2,970,000
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 5/10/23	2,729,375	2,736,253	2,762,223
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.15% (Libor + 5.00%), maturity 8/18/23	2,757,692	2,729,348	2,737,010
Sarnova, Senior Secured Term Loan (First Lien), 5.90% (Libor + 4.75%), maturity 1/28/22	1,980,000	1,963,407	1,975,050
Upstream Rehabilitation, Senior Secured Term Loan, 5.15% (Libor + 4.00%), maturity 12/15/21	1,975,000	1,937,219	1,975,000
Curo Health Services, Senior Secured Term B Loan (First Lien), 5.90% (Libor + 4.75%), maturity 2/7/22	1,496,192	1,499,883	1,501,803
CareCentrix, Senior Secured Initial Term Loan, 6.15% (Libor + 5.00%), maturity 7/8/21	1,482,475	1,464,966	1,482,475
NAPA, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 5.00%), maturity 4/19/23	903,118	895,142	894,087
RMP & MedA/Rx, Senior Secured Term Loan, 5.90% (Libor + 4.75%), maturity 3/2/22	500,000	497,500	497,500

High Tech Industries
Masergy, Senior Secured Initial Loan (Second Lien), 9.65% (Libor + 8.50%), maturity 12/16/24	4,000,000	3,985,636	4,040,000
Idera, Senior Secured Term Loan (First Lien), 6.65% (Libor + 5.50%), maturity 4/9/21	2,962,505	2,729,223	2,962,505
GlobalLogic, Senior Secured Closing Date Term Loan, 5.65% (Libor + 4.50%), maturity 5/20/22	2,000,000	1,980,808	1,995,000
Infogroup, Senior Secured Term Loan B, 6.15% (Libor + 5.00%), maturity 4/3/23	2,000,000	1,980,000	1,980,000
SciQuest, Senior Secured Term Loan, 5.90% (Libor + 4.75%), maturity 7/28/23	1,495,000	1,487,849	1,487,525
Flexera Software, Senior Secured Term Loan (Second Lien), 8.15% (Libor + 7.00%), maturity 4/2/21	1,000,000	978,432	997,500
Compusearch Software Systems, Senior Secured Initial Term Loan, 5.40% (Libor + 4.25%), maturity 5/7/21	997,462	997,462	997,462
Intermedia, Senior Secured Initial Term Loan (First Lien), 6.65% (Libor + 5.50%), maturity 2/1/24	1,000,000	1,000,000	992,500
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 11.40% (Libor + 10.25%), maturity 1/20/22	1,000,000	990,775	982,500
EAG, Senior Secured Term Loan, 5.40% (Libor + 4.25%), maturity 7/28/18	898,463	897,649	896,217
Masergy, Senior Secured Term B Loan (First Lien), 5.65% (Libor + 4.50%), maturity 12/15/23	498,750	496,328	496,256

Banking, Finance, Insurance & Real Estate
Inst. Shareholder Services, Senior Secured Term Loan (Second Lien), 9.65% (Libor + 8.50%), maturity 4/30/22	3,000,000	2,959,688	3,000,000
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.90% (Libor + 5.75%), maturity 10/30/22	2,963,354	2,862,147	2,941,129
Edgewood Partners Insurance Centers, Senior Secured Initial Term Loan, 7.15% (Libor + 6.00%), maturity 3/16/23	1,980,000	1,944,671	1,960,200
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 4.75%), maturity 7/10/22	1,967,462	1,944,946	1,942,869
GENEX Services, Senior Secured Initial Term Loan (Second Lien), 8.90% (Libor + 7.75%), maturity 5/30/22	1,271,000	1,209,732	1,261,468

Wholesale
SRP, Senior Secured Term Loan, 7.65% (Libor + 6.50%), maturity 9/8/23	2,581,044	2,552,363	2,568,139
Ohio Transmission, Senior Secured Initial Term Loan, 5.40% (Libor + 4.25%), maturity 10/2/21	1,983,636	1,968,081	1,983,636
Colony Hardware, Senior Secured Initial Term Loan, 7.15% (Libor + 6.00%), maturity 10/23/21	1,979,950	1,962,463	1,970,050
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 5.00%), maturity 8/19/22	1,970,000	1,929,030	1,950,300
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 5.00%), maturity 6/15/23	995,000	986,238	1,006,194

Chemicals, Plastics & Rubber
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.65% (Libor + 5.50%), maturity 10/2/21	2,962,498	2,949,866	2,940,279
Pexco, Senior Secured Initial Term Loan, 5.65% (Libor + 4.50%), maturity 8/19/20	1,443,750	1,433,308	1,443,750
PQ Corporation, Senior Secured First Amendment Tranche B-1 Term Loan, 5.40% (Libor + 4.25%), maturity 11/4/22	995,000	995,000	1,008,502
Houghton International, Senior Secured Term Loan (Second Lien), 9.75% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	995,000
Borchers, Senior Secured Term Loan, 5.90% (Libor + 4.75%), maturity 1/13/24	1,000,000	995,113	992,500
Transilwrap, Senior Secured Incremental Term Loan B1, 5.65% (Libor + 4.50%), maturity 11/22/19	990,000	986,101	982,574

Construction & Building
DiversiTech Corporation, Senior Secured Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 11/19/21	2,359,839	2,332,289	2,353,940
PlayPower, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 4.75%), maturity 6/23/21	1,984,848	1,967,347	1,984,848
TK Enterprises, Senior Secured Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 4/4/23	1,980,000	1,953,499	1,980,000
PlayPower, Senior Secured Initial Term Loan (Second Lien), 9.90% (Libor + 8.75%), maturity 6/23/22	1,000,000	991,770	1,000,000

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 7.65% (Libor + 6.50%), maturity 12/20/22	1,745,454	1,726,016	1,732,364
Northstar, Senior Secured Term Loan, 7.40% (Libor + 6.25%), maturity 6/7/22	1,684,375	1,661,048	1,671,742
Imagine! Print Solutions, Senior Secured Initial Term Loan, 7.15% (Libor + 6.00%), maturity 3/30/22	1,486,241	1,472,779	1,475,094
Vestcom International, Senior Secured L/C Collateralized, 5.40% (Libor + 4.25%), maturity 12/19/23	997,500	993,084	1,009,969
Mspark, Senior Secured Term Loan, 6.65% (Libor + 5.50%), maturity 4/22/21	981,250	972,932	978,797

Services: Consumer
Stratford Schools, Senior Secured Initial Term Loan, 6.15% (Libor + 5.00%), maturity 12/18/21	1,975,000	1,958,713	1,975,000
CIBT Holdings, Senior Secured U.S. Term Loan, 6.40% (Libor + 5.25%), maturity 6/28/22	1,676,051	1,658,512	1,663,480
Smart Start, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 4.75%), maturity 2/21/22	1,481,250	1,481,250	1,470,141

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2017

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Consumer Goods: Durable
Pelican Products, Senior Secured Term Loan (First Lien), 5.40% (Libor + 4.25%), maturity 4/10/20	$2,008,984	$1,978,799	$2,008,984
Strategic Partners, Senior Secured Initial Term Loan, 5.65% (Libor + 4.50%), maturity 6/30/23	1,995,000	1,989,240	1,995,000
Water Pik, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 4.75%), maturity 7/8/20	969,203	971,306	969,203

Aerospace & Defense
MB Aerospace, Senior Secured Initial Term Loan, 6.65% (Libor + 5.50%), maturity 12/15/22	1,977,475	1,959,931	1,962,644
StandardAero, Senior Secured Initial Term Loan, 5.40% (Libor + 4.25%), maturity 7/7/22	985,000	985,000	991,156
TronAir, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 4.75%), maturity 9/8/23	995,000	985,619	990,025
Cadence Aerospace, Senior Secured Term Loan, 7.50% (Libor + 6.25%), maturity 5/9/18	637,175	617,794	621,246

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Initial Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 5/6/21	2,955,598	2,949,879	2,974,071
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.15% (Libor + 5.00%), maturity 10/21/23	1,453,846	1,439,642	1,442,942

Consumer Goods: Non-durable
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 9/9/23	1,990,000	1,971,170	1,975,075
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.65% (Libor + 4.50%), maturity 10/26/23	1,893,671	1,874,706	1,879,468

Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Term Loan, 6.15% (Libor + 5.00%), maturity 8/21/21	1,972,580	1,972,580	1,938,060
Lipari, Senior Secured Term Loan A, 5.65% (Libor + 4.50%), maturity 10/1/22	1,705,029	1,687,497	1,692,241

Capital Equipment
TriMark, Senior Secured Term B-1 Loan, 5.15% (Libor + 4.00%), maturity 10/1/21	985,665	985,665	996,143
FCx Performance, Senior Secured Term Loan, 5.90% (Libor + 4.75%), maturity 8/4/20	995,000	985,751	992,513
MW Industries, Senior Secured Initial Term Loan (First Lien), 6.65% (Libor + 5.50%), maturity 6/28/20	992,500	993,619	987,538
United Flexible, Senior Secured Term Loan, 5.90% (Libor + 4.75%), maturity 12/16/21	496,837	492,098	495,595

Automotive
TruckHero, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 4.75%), maturity 8/24/23	2,985,000	2,956,586	2,985,000

Media: Broadcasting & Subscription
Encompass, Senior Secured Tranche B Term Loan (Second Lien), 8.90% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,478,257	1,473,750
Encompass, Senior Secured Tranche B Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 6/6/21	982,323	982,323	965,133

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 11/21/23	1,995,000	1,975,731	2,022,431

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 6.65% (Libor + 5.50%), maturity 8/31/23	1,433,092	1,419,049	1,418,761

Transportation: Cargo
Capstone Logistics, Senior Secured Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 10/7/21	994,950	994,950	985,000

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 6.65% (Libor + 5.50%), maturity 8/12/21	987,500	979,851	970,219

Containers, Packaging & Glass
Tapp Label Company, Senior Secured Term Loan, 6.65% (Libor + 5.50%), maturity 7/6/20	472,045	469,489	453,163

Total Portfolio Investments(g)		$144,579,855	$145,592,519

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(g)	At March 31, 2017, the cost of investments for income tax purposes was $144,579,855 the gross unrealized appreciation for federal tax purposes was $1,234,112, the gross unrealized depreciation for federal income tax purposes was $221,448, and the net unrealized appreciation was $1,012,664.

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

March 31, 2017

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

The Company commenced business operations on July 8, 2015, the date on which the Company made its first investment. The Company has been formed for the purpose of investing primarily in the debt of leveraged, non-investment grade middle market companies, with the principal objective of generating income and capital appreciation. The Company’s investment strategy is to invest primarily in first lien senior secured loans and selectively in second lien loans to middle market companies. During the period prior to July 8, 2015, the Company was a development stage company, as defined in Paragraph 915-10-05, Development Stage Entity, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (“ASC”) . During this time, the Company was devoting substantially all of its efforts to establishing its business and its planned principal operations had not commenced. All losses incurred during the period prior to July 8, 2015 have been considered a part of the Company’s development stage activities.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at March 31, 2016 and December 31, 2016. At such dates, cash was not subject to any restrictions on withdrawal.

Offering Expenses

The Company incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’s registration statement on Form 10 (the “Registration Statement”) and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The Company did not amortize offering costs during the three months ended March 31, 2017. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,340 for the three months ended March 31, 2016.

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

The Company’s Board of Directors is responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

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

As of March 31, 2017, the Company held 77 investments in loans with OID. The Company accrued OID income of $68,127 for the three months ended March 31, 2017. The unamortized balance of OID investments as of March 31, 2017, totaled $1,469,856. As of December 31, 2016, the Company held 75 investments in loans with OID. The unamortized balance of OID investments as of December 31, 2016, totaled $1,578,300. The Company accrued OID income of $34,117 for the three months ended March 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company held $30,052,430 and $30,566,068 cash and cash equivalents, respectively. For the three months ended March 31, 2017 and 2016, the Company earned $22,884 and $15,471, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

Other Income Recognition

The Company generally records prepayment fees upon receipt of cash or as soon as the Company becomes aware of the prepayment.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees and dividend income are both accrued in other income in the accompanying statements of operations.

For the three months ended March 31, 2017 and 2016, the Company accrued $44,395 and $1,247 of other income, respectively, related to amendment fees.

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

As of March 31, 2017, $106,169,807 of the Company’s investments were valued using unobservable inputs, and $39,422,712 were valued using observable inputs. During the three months ended March 31, 2016, $21,566,731 and $8,897,250 of investments transferred into and out of Level 3, respectively.

As of December 31, 2016, $93,175,844 of the Company’s investments were valued using unobservable inputs, and $50,613,377 were valued using observable inputs. During the three months ended March 31, 2016, $21,232,614 and $2,972,294 of investments transferred into and out of Level 3, respectively.

The following tables present the Company’s investments carried at fair value as of March 31, 2017 and December 31, 2016, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$31,353,962	$96,459,589	$127,813,551
Second lien debt		8,068,750	9,710,218	17,778,968
Total	$-	$39,422,712	$106,169,807	$145,592,519

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$45,130,877	$83,470,626	$128,601,503
Second lien debt		5,482,500	9,705,218	15,187,718
Total	$-	$50,613,377	$93,175,844	$143,789,221

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2017. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$96,459,589	Matrix Pricing	Senior Leverage	2.53x - 6.08x	4.17	x
			Total Leverage	2.53x - 9.38x	5.09	x
			Interest Coverage	0.44x - 4.98x	2.63	x
			Debt Service Coverage	0.28x - 3.82x	2.02	x
			TEV Coverage	1.47x - 5.25x	2.58	x
			Liquidity	36.00% - 1122.20%	156.22%
			Spread Comparison	400bps - 650bps	508	bps

Second lien debt	9,710,218	Matrix Pricing	Senior Leverage	4.31x - 6.26x	5.65	x
			Total Leverage	4.31x - 6.26x	5.66	x
			Interest Coverage	0.48x - 3.32x	2.32	x
			Debt Service Coverage	0.32x - 2.96x	1.96	x
			TEV Coverage	1.48x - 2.67x	2.11	x
			Liquidity	44.77% - 196.12%	135.72%
			Spread Comparison	700bps - 950bps	826	bps

Total	$106,169,807

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.
(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.
(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2017 and 2016 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2017	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844
Transfers into Level 3	21,566,731	-	21,566,731
Transfers out of Level 3	(8,897,250)	-	(8,897,250)
Total gains:
Net realized gain(a)	49,507	-	49,507
Net unrealized depreciation(b)	(255,621)	(1,393)	(257,014)
New investments, repayments and settlements:(c)
Purchases	6,327,756	-	6,327,756
Settlements/repayments	(5,855,511)	-	(5,855,511)
Net amortization of premiums, discounts and fees	53,351	6,393	59,744
Fair Value as of March 31, 2017	$96,459,589	$9,710,218	$106,169,807

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2017.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2017.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended March 31, 2016	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2015	$18,885,005	$8,434,311	$27,319,316
Transfers into Level 3	18,790,114	2,442,500	21,232,614
Transfers out of Level 3	(2,972,294)	-	(2,972,294)
Total gains:
Net unrealized appreciation(a)	104,038	50,033	154,071
New investments, repayments and settlements:(b)
Settlements/repayments	(190,146)	-	(190,146)
Net amortization of premiums, discounts and fees	22,072	4,967	27,039
Fair Value as of March 31, 2016	$34,638,789	$10,931,811	$45,570,600

(a)	Included in net unrealized appreciation on the accompanying Statements of Operations for the three months ended March 31, 2016.
(b)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2017 and 2016, transfers from Level 2 to Level 3 were primarily due to increased or decreased price transparency.

Investment Activities

The Company held a total of 88 syndicated investments with an aggregate fair value of $145,592,519 as of March 31, 2017. During the three months ended March 31, 2017, the Company invested in 13 new syndicated investments for a combined $13,408,164 and $2,155,945 in existing investments. The Company also received $13,789,349 in repayments from investments during the period.

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

Investment Concentrations

As of March 31, 2017, the Company’s investment portfolio consisted of investments in 84 companies located in 26 states across 22 different industries, with an aggregate fair value of $145,592,519. The five largest investments at fair value as of March 31, 2017 totaled $16,500,066, or 11.33% of the Company’s total investment portfolio as of such date. As of March 31, 2017, the Company’s average investment by obligor was $1,642,953 at cost.

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

	March 31, 2017				December 31, 2016
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$126,988,318	87.83%	$127,813,551	87.79%	$127,561,961	89.43%	$128,601,503	89.44%
Second lien debt	17,591,537	12.17%	17,778,968	12.21%	15,084,690	10.57%	15,187,718	10.56%
Total Investments	$144,579,855	100.00%	$145,592,519	100.00%	$142,646,651	100.00%	$143,789,221	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$23,086,199	15.86%	$19,120,556	13.30%
Healthcare & Pharmaceuticals	20,251,529	13.91	20,853,645	14.50
High Tech Industries	17,827,465	12.24	13,240,417	9.21
Banking, Finance, Insurance & Real Estate	11,105,666	7.63	11,152,639	7.76
Wholesale	9,478,319	6.51	9,397,706	6.54
Chemicals, Plastics & Rubber	8,362,605	5.74	9,376,257	6.52
Construction & Building	7,318,788	5.03	7,328,848	5.10
Media: Advertising, Printing & Publishing	6,867,966	4.72	6,880,303	4.78
Services: Consumer	5,108,621	3.51	5,119,535	3.56
Consumer Goods: Durable	4,973,187	3.42	4,983,998	3.47
Aerospace & Defense	4,565,071	3.14	4,583,009	3.19
Hotel, Gaming & Leisure	4,417,013	3.03	4,436,934	3.09
Consumer Goods: Non-durable	3,854,543	2.65	3,898,747	2.71
Beverage, Food & Tobacco	3,630,301	2.49	3,640,135	2.53
Capital Equipment	3,471,789	2.38	3,469,425	2.41
Automotive	2,985,000	2.05	7,944,875	5.53
Media: Broadcasting & Subscription	2,438,883	1.68	2,443,826	1.70
Forest Products & Paper	2,022,431	1.39	2,022,500	1.41
Utilities: Electric	1,418,761	0.97	1,485,028	1.03
Transportation: Cargo	985,000	0.67	985,000	0.68
Media: Diversified & Production	970,219	0.67	972,675	0.67
Containers, Packaging & Glass	453,163	0.31	453,163	0.31
	$145,592,519	100.00%	$143,789,221	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$40,017,038	27.49%	$37,826,147	26.31%
Midwest	24,538,844	16.85	28,974,175	20.15
Southeast	22,884,821	15.72	20,017,167	13.92
East	21,444,360	14.73	19,347,167	13.46
West	16,783,625	11.53	16,641,821	11.57
Southwest	15,338,820	10.54	16,393,504	11.4
South	3,963,766	2.72	3,960,030	2.75
Northwest	621,245	0.42	629,210	0.44
Total Investments	$145,592,519	100.00%	$143,789,221	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2017:

For the Fiscal Years Ending December 31:	Amount
2017	$2,050,712
2018	3,166,784
2019	4,016,297
2020	8,923,262
2021	42,467,562
Thereafter	85,425,094
Total contractual repayments	146,049,711
Adjustments to cost basis on debt investments(a)	(1,469,856)
Total Cost Basis of Investments Held at March 31, 2017:	$144,579,855

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

Note 4. Related Party Transactions

Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser. In accordance with the Investment Advisory Agreement, the Company pays the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee (the “Incentive Fee”). The services the Adviser provides to the Company, subject to the overall supervision of the Company’s Board of Directors, include managing the day-to-day operations of, and providing investment services to, the Company. The Company also entered into a management fee waiver agreement with the Adviser (the “Waiver Agreement”), which the Company or the Adviser may terminate upon 60 days’ prior written notice.

Management Fee

The base management fee is calculated at an annual rate of 1.0% of the Company’s average gross assets including cash and any temporary investments in cash-equivalents, including U.S government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment, payable quarterly in arrears on a calendar quarter basis.

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

For the three months ended March 31, 2017, the Company recorded base management fees of $438,663 and waivers to the base management fees of $153,532, as set forth within the accompanying statements of operations. For the three months ended March 31, 2016, the Company recorded management fees of $263,388 and waivers to the management fees of $92,186, as set forth within the accompanying statements of operations.

Incentive Fee

The Incentive Fee has two parts, as follows: one is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee).

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

The waivers from the Adviser will remain effective until terminated earlier by either party on 60 days’ prior to written notice.

For the three months ended March 31, 2017, the Company recorded incentive fees related to net investment income of $119,397. Offsetting the incentive fees were waivers of the incentive fess of $107,458, as set forth within the accompanying statements of operations. For the three months ended March 31, 2016, the Company did not accrue or waive any incentive fee within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250, for each of the three months ended March 31, 2017 and 2016, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2017 and December 31, 2016 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2017	December 31, 2016
Net base management fee due to Adviser	$285,131	$254,066
Net incentive fee due to Adviser	11,939	65,823
Other expenses due to Adviser (a)	341,765	120,736
Total fees due to Adviser, net of waivers	638,835	440,625
Fee due to Administrator, net of waivers	66,250	21,875
Total Related Party Fees Due	$705,085	$462,500

(a)	Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$1,771,565	$802,433
Denominator for basic and diluted weighted average common shares	17,831,894	10,750,799
Basic and diluted net increase (decrease) in net assets resulting
from operations per common share	$0.10	$0.08

Note 6. Income Tax

The Company has elected to be regulated as a BDC under the 1940 Act, as well as elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally is not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends for U.S. federal income tax purposes. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any (i.e., “investment company taxable income,” determined without regard to any deduction for dividends paid), for each taxable year. The amount to be paid out as distributions to the Company’s stockholders is determined by the Company’s Board of Directors and is based on management’s estimate of the fiscal year earnings. Based on that estimate, the Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Although the Company currently intends to distribute its net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, recognized in respect of each taxable year as dividends out of the Company’s assets legally available for distribution, the Company in the future may decide to retain for investment and be subject to entity-level income tax on such net capital gains. Additionally, depending on the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as such excess taxable income is earned.

The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2016 of $5,144,149, or $0.35 per share. The tax character of the distributions declared and paid represented $4,798,829 from ordinary income, $103,499 capital gains, and $241,821 from tax return of capital. A portion of the distributions were reinvested in shares through the Company’s dividend reinvestment plan. The Company did not declare or pay any distributions for each of the three months ended March 31, 2017 and 2016.

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year, based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full taxable year. The actual tax characteristics of distributions to stockholders will reported to the Company’s stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

At December 31, 2016, the components of accumulated appreciation and losses on a tax basis as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

Temporary Differences

As of December 31, 2016
Accumulated net investment loss	$(274,252)
Accumulated net appreciation on investments	1,142,570
Components of tax distributable earnings (deficit) at period end	$868,318

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2016.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2016. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s federal tax returns for fiscal years 2015 and 2016 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three months ended March 31, 2017 and 2016, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016 an investor made an additional capital commitment of $50,000,000. As of March 31, 2017, $20,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of the Company’s common stock issued and outstanding as of each of March 31, 2017 and December 31, 2016 was 17,831,894.

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

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2017 and December 31, 2016:

Investment	Industry	March 31, 2017	December 31, 2016

DiversiTech Corporation, Senior Secured Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 11/19/21	Construction & Building	$627,027	$627,027
SRP, Senior Secured Term Loan, 7.65% (Libor + 6.50%), maturity 9/8/23	Wholesale	406,593	527,473
CIBT Holdings, Senior Secured U.S. Term Loan, 6.40% (Libor + 5.25%), maturity 6/28/22	Services: Consumer	311,284	311,284
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.15% (Libor + 5.00%), maturity 8/18/23	Healthcare & Pharmaceuticals	230,769	692,308
Ansira, Senior Secured Initial Term Loan, 7.50% (Libor + 6.50%), maturity 12/20/22	Media: Advertising, Printing & Publishing	254,545	-
Service Logic, Senior Secured Initial Term Loan, 6.15% (Libor + 5.00%), maturity 7/19/21	Services: Business	92,737	119,326
Allied Universal, Senior Secured Incremental Term Loan, 5.65% (Libor + 4.50%), maturity 7/28/22	Services: Business	-	162,914

		$1,922,955	$2,440,332

Note 9. Financial Highlights

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Per Share Data:
Net asset value, beginning of period	$9.55	$9.45
Net investment income (loss)(a)	0.10	0.05
Net realized gain (loss) on investments and change in unrealized appreciation on investments(a)(b)	-	0.03
Net increase in net assets resulting from operations	$0.10	$9.53
Net asset value at end of period	$9.65	$9.53
Total return(c)(g)	1.05%	0.85%
Shares of common stock outstanding at end of period	17,831,894	10,750,799

Statement of Assets and Liabilities Data:
Net assets at end of period	$172,141,226	$102,440,934
Average net assets(d)	171,599,020	102,098,065

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.03%	2.58%
Ratio of net expenses to average net assets- annualized(f)	1.41%	2.22%
Ratio of net investment income (loss) to average net assets- annualized	4.28%	2.25%
Portfolio turnover(g)	9.51%	1.49%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain/loss for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through May 15, 2017, the date the quarterly report on Form 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section of our Annual Report entitled “Item 1A. Risk Factors”. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which were syndicated loans as of March 31, 2017, was approximately $145,592,519 and held in 84 portfolio companies as of March 31, 2017. The fair value of our investments, all of which were syndicated loans as of December 31, 2016, was approximately $143,789,221 and held in 79 portfolio companies as of December 31, 2016.

During the three months ended March 31, 2017, we purchased $15,564,109 in investments, and we had $13,789,349 in debt repayments by existing portfolio companies. During the three months ended March 31, 2016, we invested in eight new syndicated investments for a combined $13,810,000 and $990,000 in an existing investment. We also received $230,590 in repayments from investments and $986,294 from investments sold during the three months. In addition, for the three months ended March 31, 2017, we had a change in unrealized depreciation of approximately $129,906 and realized gains of $90,317 and, during the three months ended March 31, 2016, we had a change in unrealized appreciation of approximately $236,766 and realized losses of $9,150.

Our investment activity for the three months ended March 31, 2017 and 2016, is presented below:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Beginning investment portfolio, at fair value	$143,789,221	$61,378,152
Investments in new portfolio investments	13,408,164	13,810,000
Investments in existing portfolio investments	2,155,945	990,000
Principal repayments	(13,789,349)	(230,590)
Proceeds from investments sold	-	(986,294)
Change in premiums, discounts and amortization	68,127	34,117
Net unrealized (depreciation) appreciation on investments	(129,906)	236,766
Realized gain (loss) on investments	90,317	(9,150)
Ending portfolio investment activity, at fair value	$145,592,519	$75,223,001
Number of portfolio investments	88	48
Average investment amount, at cost	$1,642,953	$1,559,561
Percentage of investments at floating rates	100.00%	100.00%

As of March 31, 2017 and December 31, 2016, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2017 and through May 15, 2017, we invested $3,512,644 at cost in three portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three months ended March 31, 2017 and 2016, is presented in the table below.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Total interest income from non-controlled/non-affiliated investments	$2,340,753	$1,123,345
Total other interest income	22,884	15,471
Total other income	44,395	1,247
Total investment income	2,408,032	1,140,063

Total investment income for the three months ended March 31, 2017 increased to $2,340,753 from $1,123,345 for the three months ended March 31, 2016, and was driven by our interest income from our increasing investment balance. As of March 31, 2017 and 2016, the size of our portfolio was $145,579,855 and $74,858,945 at amortized cost, respectively, with total principal amount outstanding of $146,049,711 and $75,914,671, respectively

Expenses

Total expenses net of waivers for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Base management fee(a)	$438,663	$263,388
Incentive fee(a)	119,397	-
Administrative fee(a)	66,250	66,250
Directors' fees	48,750	45,000
Professional fees	135,770	209,734
Other expenses	49,038	73,060
Total expenses	857,868	657,432
Base management fee waivers(a)	(153,532)	(92,186)
Incentive fee waivers(a)	(107,458)	-
Total expenses, net of waivers	$596,878	$565,246

(a)	Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended March 31, 2017 from the three months ended March 31, 2016 was driven by our increasing invested balance. For the three months ended March 31, 2017 and 2016, we accrued gross base management fees before waivers of $438,663 and $263,388, respectively. Offsetting those fees, we recognized base management fee waivers of $153,532 and $92,186, respectively. For the three months ended March 31, 2017, we accrued incentive fees related to net investment income before waivers of $119,363, offset by incentive fee waivers of $107,458. We did not accrue or recognize incentive fees or waivers to the incentive fees for the three months ended March 31, 2016, as we were still ramping up our investments at that time and held a larger percentage of our assets in cash and cash equivalents. Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2017 and 2016. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2017 and 2016, we incurred professional fees of $135,770 and $209,734, respectively, related to audit fees, tax fees, and legal fees. We also incurred expenses related to fees paid to our independent directors of $48,750 and $45,000 for the three months ended March 31, 2017 and 2016, respectively.

Realized and Unrealized Gains and Losses

We recognized $90,317 in net realized gains for the three months ended March 31, 2017. We recognized $9,150 in net realized losses for the three months ended March 31, 2016.

Net change in unrealized (depreciation) appreciation on investments for the three months ended March 31, 2017 and 2016 was as follows:

Type	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
First Lien Debt	$(214,309)	$186,733
Second Lien Debt	84,403	50,033
Net change in unrealized (depreciation) appreciation on investments	$(129,906)	$236,766

Net change in unrealized depreciation on investments during the three months ended March 31, 2017 was primarily due to the reversal of previously appreciated investments due to full principal paydowns. Net change in unrealized appreciation on investments during the three months ended March 31, 2016 was primarily due to an increase in performance of our portfolio companies and changes in capital market conditions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of March 31, 2017 and December 31, 2016, we had cash of $30,052,430 and $30,566,068, respectively.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $513,638. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans. Net cash used in operating activities for the three months ended March 31, 2016 was $13,942,354. The primary operating activity during this period was investment in portfolio companies. This was partially offset by proceeds from investments sold.

As of March 31, 2017 and December 31, 2016, we had five and six investments with unfunded commitments of $2,291,757 and $2,440,332, respectively. We believe that, as of March 31, 2017 and December 31, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Beginning investment portfolio	$143,789,221	$61,378,152
Investments in new portfolio investments	13,408,164	13,810,000
Investments in existing portfolio investments	2,155,945	990,000
Principal repayments	(13,789,349)	(230,590)
Proceeds from sales of investments	-	(986,294)
Net unrealized (depreciation) appreciation on investments	(129,906)	236,766
Net realized gain (loss) on investments	90,317	(9,150)
Net change in premiums, discounts and amortization	68,127	34,117
Investment Portfolio, at Fair Value	$145,592,519	$75,223,001

Financing Activities

We did not have any financing activities for the three months ended March 31, 2017 and 2016.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to us. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. As of March 31, 2017, $20,000,000 of total capital commitments remained unfunded by our investors.

The number of shares of our common stock issued and outstanding as of each of March 31, 2017 and December 31, 2016 was 17,831,894.

Distributions to Stockholders – Common Stock Distributions

We have elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify to be taxed as a RIC and thus avoid corporate-level income tax on the income that we distribute as dividends to our stockholders, we are required to distribute dividends to our stockholders each taxable year generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. To avoid the imposition of a 4% excise tax on undistributed earnings, we are required to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we incurred no federal income tax. We intend to make distributions to stockholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board of Directors and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We did not declare or pay any distributions during the three months ended March 31, 2017 and 2016.

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

Related Party Fees

For the three months ended March 31, 2017, we recorded base management fees of $438,663 and waivers to the base management fees of $153,532, as set forth within the accompanying statements of operations. For the three months ended March 31, 2016, we recorded management fees and waivers to the management fees of $263,388 and $92,186, respectively.

For the three months ended March 31, 2017, we recorded incentive fees of $119,397 and waivers to the incentive fees of $107,458, as set forth within the accompanying statements of operations. We did not accrue or waive any incentive fee for the three months ended March 31, 2016 within the accompanying statements of operations.

For each of the three months ended March 31, 2017 and 2016, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of March 31, 2017 and December 31, 2016 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2017	December 31, 2016
Net base management fee due to Adviser	$285,131	$254,066
Net incentive fee due to Adviser	11,939	65,823
Other expenses due to Adviser (a)	341,765	120,736
Total fees due to Adviser, net of waivers	638,835	440,625
Fee due to Administrator, net of waivers	66,250	21,875
Total Related Party Fees Due	$705,085	$462,500

(a)	Expenses paid on behalf of the Company by the Adviser

Tender Offers

We do not currently intend to list our common stock on any securities exchange, and we do not expect a public market for it to develop in the foreseeable future. Therefore, stockholders should not expect to be able to sell our common stock promptly or at a desired price. To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct an annual tender offer. Our tenders for the common stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. We have not commenced any tender offers, and we do not currently intend to conduct any tender offers.

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

Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, we determine whether the quote obtained is sufficient according to US GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

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

Our Board of Directors is responsible for the determination, in good faith, of the fair value of our portfolio investments.

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

Refer to Note 3 — Investments in the notes to our accompanying financial statements included elsewhere in this quarterly report for additional information regarding fair value measurements and our application of ASC 820.

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

Organization and Offering Expenses

We incurred offering costs of $145,358 in prior periods. Our offering costs included legal fees and other costs pertaining to the preparation of the Registration Statement and sale of our shares of common stock. We capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. We did not amortize offering costs during the three months ended March 31, 2017. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,340 for the three months ended March 31, 2016.

U.S. Federal Income Taxes

We have elected to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to incur any corporate-level federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. To qualify and maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements as well as distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any distributions paid.

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year in an amount less than what would trigger a liability for federal income tax under Subchapter M of the Code. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2016 and 2015.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2017, we had six investments with unfunded commitments of $1,922,955. As of December 31, 2016, we had six investments with unfunded commitments of $2,440,332. We believe that, as of March 31, 2017 and December 31, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2017 and December 31, 2016, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

Assuming that the accompanying statement of assets and liabilities as of March 31, 2017 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	$-
Down 200 basis points	-
Down 100 basis points	-
Up 100 basis points	1,431,254
Up 200 basis points	2,891,752
Up 300 basis points	4,352,249

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Audax Credit BDC Inc.

Date: May 15, 2017	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 15, 2017	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

