Form 10-Q
period 2017-06-30
Audax Credit BDC Inc.
filed 2017-08-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The registrant had 17,831,896 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2017.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

June 30, 2017 and December 31, 2016

(Expressed in U.S. Dollars)

	June 30, 2017	December 31, 2016
	(unaudted)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $145,791,288 and $142,646,651, respectively)	$146,452,261	$143,789,221
Cash and cash equivalents	27,724,380	30,566,068
Interest receivable	405,376	383,771
Receivable from bank loan repayment	17,608	6,773
Other assets	84,436	942

Total assets	$174,684,061	$174,746,775

Liabilities
Accrued expenses and other liabilities	$291,683	$199,175
Fee due to administrator(a)	66,250	21,875
Fees due to investment advisor, net of waivers(a)	439,293	440,625
Payable for investments purchased	3,488,116	3,715,439

Total liabilities	$4,285,342	$4,377,114
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 17,831,896 and 17,831,894 shares issued and outstanding, respectively	$17,832	$17,832
Capital in excess of par value	169,483,532	169,483,511
Accumulated net appreciation on investments	660,973	1,142,570
Accumulated net realized gain	302,753	-
Accumulated net investment loss	(66,371)	(274,252)
Total Net Assets	$170,398,719	$170,369,661

Net Asset Value per Share of Common Stock at End of Period	$9.56	$9.55

Shares Outstanding	17,831,896	17,831,894

(a)	Refer to Note 4-Related Party Transactions for additional information

(b)	Refer to Note 8-Commitments and Contingencies for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Investment Income
Interest income
Non-Control/Non-Affiliate	$2,480,149	$1,399,869	$4,820,902	$2,523,214
Other	33,746	13,083	56,630	28,554
Total interest income	2,513,895	1,412,952	4,877,532	2,551,768
Other income
Non-Control/Non-Affiliate	17,067	16,066	61,462	17,313
Total income	2,530,962	1,429,018	4,938,994	2,569,081

Expenses
Base management fee(a)	$438,585	$265,798	$877,248	$529,186
Incentive fee(a)	305,227	-	424,625	-
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	48,750	45,000	97,500	90,000
Professional fees	51,967	187,548	187,737	397,282
Other expenses	44,352	121,410	93,389	194,470

Expenses before waivers from investment adviser and administrator	955,131	686,006	1,812,999	1,343,438
Base management fee waivers(a)	(153,504)	(93,029)	(307,036)	(185,215)
Incentive fee waivers(a)	(273,912)	-	(381,370)	-
Total expenses, net of waivers	527,715	592,977	1,124,593	1,158,223
Net Investment Income	2,003,247	836,041	3,814,401	1,410,858

Realized and Unrealized Gain on Investments
Net realized gain (loss) on investments	350,613	5,474	440,930	(3,676)
Net change in unrealized (depreciation) appreciation on investments	(351,691)	266,057	(481,597)	502,823
Net realized and unrealized (loss) gain on investments	(1,078)	271,531	(40,667)	499,147

Net Increase in Net Assets Resulting from Operations	$2,002,169	$1,107,572	$3,773,734	$1,910,005

Basic and Diluted per Share of Common Stock:
Net investment income	$0.11	$0.08	$0.21	$0.13
Net increase in net assets resulting from operations	$0.11	$0.10	$0.21	$0.18

Weighted average shares of common stock outstanding basic diluted	17,831,894	10,794,252	17,831,894	10,772,525

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Operations
Net investment income	$3,814,401	$1,410,858
Net realized gain (loss) on investments	440,930	(3,676)
Net change in unrealized (depreciation) appreciation on investments	(481,597)	502,823
Net increase in net assets resulting from operations	3,773,734	1,910,005

Distributions:
Distributions to common stockholders from net investment income	(3,606,521)	-
Distributions to common stockholders from realized gains	(138,177)	-
Total distributions	(3,744,698)	-

Capital Share Transactions:
Issuance of common stock	-	19,000,000
Reinvestment of common stock	22	-
Net increase in net assets from capital share transactions	22	19,000,000

Net Increase in Net Assets	29,058	20,910,005

Net Assets, Beginning of Period	170,369,661	101,638,501

Net Assets, End of Period	$170,398,719	$122,548,506

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,773,734	$1,910,005
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(440,930)	3,676
Net change in unrealized depreciation (appreciation) on investments	481,597	(502,823)
Accretion of original issue discount interest	(132,661)	(73,140)
Amortization of deferred offering costs	-	72,679
Increase in interest receivable	(21,605)	(65,449)
Increase in receivable from bank loan repayment	(10,835)	(5,006)
Increase in other assets	(83,494)	(76,682)
Increase in accrued expenses and other liabilities	92,508	73,936
Increase (decrease) in fee due to administrator(a)	44,375	(123,427)
(Decrease) increase in fees due to investment advisor(a)	(1,332)	60,638
(Decrease) increase in payable for investments purchased	(227,323)	5,048,176
Investment activity:
Investments purchased	(44,953,583)	(42,209,214)
Proceeds from investments sold	-	986,294
Repayment of bank loans	42,382,537	2,161,545
Total investment activity	(2,571,046)	(39,061,375)

Net cash provided by (used in) operating activities	902,988	(32,738,792)

Cash flows from financing activities:
Issuance of shares of common stock	-	19,000,000
Distributions paid to common stockholders	(3,744,676)	-

Net cash (used in) provided by financing activities	(3,744,676)	19,000,000

Net decrease in cash and cash equivalents	(2,841,688)	(13,738,792)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	30,566,068	43,155,376

Cash and cash equivalents, end of period	$27,724,380	$29,416,584

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$22	$-

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of June 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (85.9%)(e)(f):

Healthcare & Pharmaceuticals
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 6.30% (Libor + 5.00%), maturity 8/19/23	$3,473,750	$3,442,298	$3,491,120
MedRisk, Senior Secured Term Loan, 6.55% (Libor + 5.25%), maturity 3/1/23	2,962,500	2,937,294	2,962,500
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.30% (Libor + 5.00%), maturity 8/18/23	2,980,962	2,953,338	2,951,152
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 4.50%), maturity 5/10/23	2,722,500	2,729,129	2,751,985
Sarnova, Senior Secured Term Loan (First Lien), 6.05% (Libor + 4.75%), maturity 1/28/22	1,975,000	1,959,178	1,975,000
Upstream Rehabilitation, Senior Secured Term Loan, 5.30% (Libor + 4.00%), maturity 12/15/21	1,936,242	1,900,264	1,936,242
Curo Health Services, Senior Secured Term B Loan (First Lien), 6.05% (Libor + 4.75%), maturity 2/7/22	1,492,385	1,495,907	1,488,654
CareCentrix, Senior Secured Initial Term Loan, 6.30% (Libor + 5.00%), maturity 7/8/21	1,478,712	1,462,135	1,484,257
NAPA, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 5.00%), maturity 4/19/23	903,118	895,458	894,087
RMP & MedA/Rx, Senior Secured Term Loan, 6.05% (Libor + 4.75%), maturity 3/2/22	496,875	494,499	493,148

Services: Business
Sungard Public Sector, Senior Secured Term Loan (Second Lien), 9.80% (Libor + 8.50%), maturity 2/1/25	3,500,000	3,520,029	3,561,250
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 5.00%), maturity 10/28/23	2,985,000	2,957,362	2,996,492
Insight Global, Senior Secured Replacement Facility Term Loan, 5.30% (Libor + 4.00%), maturity 10/31/21	2,948,940	2,948,431	2,948,940
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.55% (Libor + 4.25%), maturity 6/19/24	1,972,215	1,972,215	1,962,353
CoAdvantage, Senior Secured Term Loan (First Lien), 5.80% (Libor + 4.50%), maturity 10/7/21	1,970,000	1,955,197	1,955,225
First Advantage, Senior Secured Term Loan (First Lien), 6.55% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,988,146	1,935,000
General Info Solutions, Senior Secured Term Loan, 6.05% (Libor + 4.75%), maturity 1/26/23	1,246,875	1,234,948	1,237,523
DBi Services, Senior Secured Term B Loan, 6.55% (Libor + 5.25%), maturity 8/1/21	994,992	985,911	990,018
Service Logic, Senior Secured Initial Term Loan, 6.30% (Libor + 5.00%), maturity 7/19/21	987,816	978,922	977,938
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 5.00%), maturity 10/29/21	979,900	972,505	972,550
ACA Compliance Group, Senior Secured Term Loan, 6.05% (Libor + 4.75%), maturity 1/30/21	500,000	495,000	497,500
Sungard Public Sector, Senior Secured Term Loan, 5.55% (Libor + 4.25%), maturity 2/1/24	249,375	248,190	253,116

High Tech Industries
Masergy, Senior Secured Initial Loan (Second Lien), 9.80% (Libor + 8.50%), maturity 12/16/24	4,000,000	3,985,950	4,060,000
Help/Systems, Senior Secured Refinancing Term Loan (First Lien), 5.80% (Libor + 4.50%), maturity 10/8/21	3,491,139	3,486,764	3,508,595
GlobalLogic, Senior Secured Closing Date Term Loan, 5.80% (Libor + 4.50%), maturity 6/20/22	1,995,000	1,976,629	1,990,013
Infogroup, Senior Secured Term Loan (First Lien), 6.30% (Libor + 5.00%), maturity 3/28/23	1,995,000	1,975,536	1,985,025
SciQuest, Senior Secured Term Loan, 6.05% (Libor + 4.75%), maturity 7/28/23	1,491,244	1,484,337	1,480,059
Flexera Software, Senior Secured Term Loan (Second Lien), 8.30% (Libor + 7.00%), maturity 4/2/21	1,000,000	979,573	997,500
Compusearch Software Systems, Senior Secured Initial Term Loan, 5.55% (Libor + 4.25%), maturity 5/7/21	994,487	994,487	994,487
Intermedia, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 5.50%), maturity 2/1/24	1,000,000	1,000,000	992,500
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 11.55% (Libor + 10.25%), maturity 1/20/22	1,000,000	991,146	980,000
EAG, Senior Secured Term Loan, 5.55% (Libor + 4.25%), maturity 7/28/18	876,215	876,029	876,215
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.05% (Libor + 3.75%), maturity 12/15/23	497,500	495,159	497,500
Endurance Int'l Group, Senior Secured Refinancing Loan, 5.30% (Libor + 4.00%), maturity 2/9/23	497,500	496,250	496,256

Banking, Finance, Insurance & Real Estate
Inst. Shareholder Services, Senior Secured Term Loan (Second Lien), 9.80% (Libor + 8.50%), maturity 4/30/22	3,000,000	2,961,280	2,977,500
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.05% (Libor + 5.75%), maturity 10/30/22	2,955,854	2,858,477	2,926,296
Edgewood Partners Insurance Centers, Senior Secured Term B-1 Loan, 6.30% (Libor + 5.00%), maturity 3/16/23	2,480,000	2,444,677	2,511,000
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.05% (Libor + 4.75%), maturity 7/10/22	1,955,653	1,934,081	1,936,097
GENEX Services, Senior Secured Initial Term Loan (Second Lien), 9.05% (Libor + 7.75%), maturity 5/30/22	1,271,000	1,212,036	1,258,290

Chemicals, Plastics & Rubber
Transcendia, Senior Secured Initial Term Loan (First Lien), 5.30% (Libor + 4.00%), maturity 5/30/24	3,000,000	3,000,000	2,977,500
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.05% (Libor + 4.75%), maturity 10/2/21	2,954,997	2,943,012	2,954,997
Unifrax, Senior Secured Initial Dollar Term Loan, 5.05% (Libor + 3.75%), maturity 4/4/24	1,250,000	1,246,941	1,240,625
PQ Corporation, Senior Secured First Amendment Tranche B-1 Term Loan, 5.55% (Libor + 4.25%), maturity 11/4/22	992,500	992,500	1,004,410
Houghton International, Senior Secured Term Loan (Second Lien), 9.80% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	995,000
Borchers, Senior Secured Term Loan, 6.05% (Libor + 4.75%), maturity 1/13/24	997,500	992,767	990,019

Wholesale
SRP, Senior Secured Term Loan, 7.80% (Libor + 6.50%), maturity 9/8/23	2,833,654	2,805,716	2,819,486
Ohio Transmission, Senior Secured Initial Term Loan, 5.55% (Libor + 4.25%), maturity 10/2/21	1,979,545	1,964,778	1,979,545
Colony Hardware, Senior Secured Initial Term Loan, 7.30% (Libor + 6.00%), maturity 10/23/21	1,973,765	1,957,119	1,958,962
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 5.00%), maturity 8/19/22	1,965,000	1,925,689	1,942,894
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 5.00%), maturity 6/15/23	992,500	984,209	994,366

Consumer Goods: Durable
Pelican Products, Senior Secured Term Loan (First Lien), 5.55% (Libor + 4.25%), maturity 4/10/20	3,998,652	3,979,960	4,023,643
Strategic Partners, Senior Secured Initial Term Loan, 5.80% (Libor + 4.50%), maturity 6/30/23	1,990,013	1,984,450	2,014,888
Water Pik, Senior Secured Initial Term Loan (First Lien), 6.05% (Libor + 4.75%), maturity 7/8/20	961,504	963,460	961,504

Capital Equipment
MW Industries, Senior Secured Initial Term Loan (Second Lien), 10.55% (Libor + 9.25%), maturity 12/28/20	3,000,000	3,058,866	3,060,000
MW Industries, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 5.50%), maturity 6/28/20	990,000	991,047	1,002,375
FCx Performance, Senior Secured Term Loan, 5.80% (Libor + 4.50%), maturity 8/4/20	992,500	983,891	992,500
TriMark, Senior Secured Term B-1 Loan, 5.30% (Libor + 4.00%), maturity 10/1/21	983,201	983,201	991,804
United Flexible, Senior Secured Term Loan, 6.05% (Libor + 4.75%), maturity 2/16/21	493,674	489,215	491,205

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 7.80% (Libor + 6.50%), maturity 12/20/22	1,736,726	1,717,906	1,723,702
Northstar, Senior Secured Term Loan, 7.55% (Libor + 6.25%), maturity 6/7/22	1,662,944	1,640,707	1,658,787
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.05% (Libor + 4.75%), maturity 6/21/22	1,496,250	1,481,288	1,481,287
Mspark, Senior Secured Term Loan, 6.80% (Libor + 5.50%), maturity 4/22/21	926,356	918,497	926,356

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Services: Consumer
Stratford Schools, Senior Secured Initial Term Loan, 6.30% (Libor + 5.00%), maturity 12/18/21	$1,970,000	$1,954,485	$1,965,075
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 5.30% (Libor + 4.00%), maturity 6/1/24	2,000,000	1,995,028	2,015,000
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.05% (Libor + 4.75%), maturity 2/21/22	1,477,500	1,477,500	1,470,113

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 6.05% (Libor + 4.75%), maturity 6/23/21	1,979,798	1,963,241	1,979,798
TK Enterprises, Senior Secured Term Loan (First Lien), 5.80% (Libor + 4.50%), maturity 4/4/23	1,975,000	1,949,451	1,975,000
PlayPower, Senior Secured Initial Term Loan (Second Lien), 10.05% (Libor + 8.75%), maturity 6/23/22	1,000,000	992,074	1,000,000

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Term-1 Loan (First Lien), 5.30% (Libor + 4.00%), maturity 5/6/21	2,948,209	2,948,209	2,918,727
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.30% (Libor + 5.00%), maturity 10/21/23	1,453,846	1,440,150	1,450,212

Consumer Goods: Non-durable
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 4.50%), maturity 9/9/23	1,985,000	1,966,806	1,985,000
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.80% (Libor + 4.50%), maturity 10/26/23	1,878,481	1,860,134	1,880,829

Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Term Loan, 1.30% (Libor + 0.00%), maturity 8/21/21	1,966,306	1,966,306	1,946,642
Lipari, Senior Secured Term Loan A, 5.80% (Libor + 4.50%), maturity 10/1/22	1,700,756	1,684,657	1,683,748

Aerospace & Defense
MB Aerospace, Senior Secured Initial Term Loan, 6.80% (Libor + 5.50%), maturity 12/15/22	1,972,469	1,955,580	1,972,469
TronAir, Senior Secured Initial Term Loan (First Lien), 6.05% (Libor + 4.75%), maturity 9/8/23	992,500	983,479	985,056
Cadence Aerospace, Senior Secured Term Loan, 7.55% (Libor + 6.25%), maturity 5/9/18	635,508	620,398	624,387

Media: Broadcasting & Subscription
Encompass, Senior Secured Tranche B Term Loan (Second Lien), 9.05% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,479,089	1,473,750
Encompass, Senior Secured Tranche B Term Loan (First Lien), 5.80% (Libor + 4.50%), maturity 6/6/21	979,798	979,798	965,101

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 4.50%), maturity 11/21/23	1,990,000	1,971,381	2,011,154

Automotive
Truck Hero, Senior Secured Term Loan (Second Lien), 9.55% (Libor + 8.25%), maturity 5/16/25	1,800,000	1,798,007	1,800,000

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 6.80% (Libor + 5.50%), maturity 8/31/23	1,406,776	1,393,195	1,399,742

Transportation: Cargo
Capstone Logistics, Senior Secured Term Loan (First Lien), 5.80% (Libor + 4.50%), maturity 10/7/21	1,280,194	1,280,568	1,281,794

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 6.80% (Libor + 5.50%), maturity 8/12/21	985,000	977,742	968,994

Containers, Packaging & Glass
Tapp Label Company, Senior Secured Term Loan, 6.80% (Libor + 5.50%), maturity 7/6/20	472,045	470,024	330,432

Total Portfolio Investments(g)		$145,791,288	$146,452,261

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(g)	At June 30, 2017, the cost of investments for income tax purposes was $145,791,288 the gross unrealized appreciation for federal tax purposes was $1,024,386, the gross unrealized depreciation for federal income tax purposes was $363,413, and the net unrealized appreciation was $660,973.

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

June 30, 2017

(unaudited)

Note 1.	Organization

Audax Credit BDC Inc. (the “Company”) is a Delaware corporation that was formed on January 29, 2015. The Company is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, effective with the Company’s taxable year ended December 31, 2015, the Company has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at June 30, 2017 and December 31, 2016. At such dates, cash was not subject to any restrictions on withdrawal.

Offering Expenses

The Company incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’s registration statement on Form 10 (the “Registration Statement”) and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The Company did not amortize offering costs during the three and six months ended June 30, 2017. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,339 and $72,679 for the three and six months ended June 30, 2016, respectively.

Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses initially incurred by the Adviser, may be reimbursed by the Company.

Investment Valuation Policy

The Company conducts the valuation of the Company’s investments, pursuant to which the Company’s net asset value is determined, at all times consistent with GAAP and the 1940 Act. The Company’s Board of Directors, with the assistance of the Audit Committee, determines the fair value of the Company’s investments, for investments with a public market and for investments with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC Topic 820, “Fair Value Measurement and Disclosures,” (“ASC 820”). The Company’s valuation procedures are set forth in more detail below.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), is recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible.

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

As of June 30, 2017, the Company held 74 investments in loans with OID. The Company accrued OID income of $68,127 and $132,661 for the three and six months ended June 30, 2017, respectively. The unamortized balance of OID investments as of June 30, 2017, totaled $986,928. As of December 31, 2016, the Company held 75 investments in loans with OID. The unamortized balance of OID investments as of December 31, 2016, totaled $1,578,300. The Company accrued OID income of $39,024 and $73,141 for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017 and December 31, 2016, the Company held $27,724,380 and $30,566,068 cash and cash equivalents, respectively. For the three and six months ended June 30, 2017, the Company earned $33,746 and $56,630, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and six months ended June 30, 2016, the Company earned $13,083 and $28,554, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and six months ended June 30, 2017, the Company accrued $17,067 and $61,462 of other income, respectively, related to amendment fees. For the three and six months ended June 30, 2016, the Company accrued $16,066 and $17,313 of other income, respectively, related to amendment fees.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. This standard will not have a material impact on the consolidated financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320, “Investments – Debt and Equity Securities”, which is scoped out of this standard.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements.” As part of this guidance, ASU 2016-19 amends FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”) to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company adopted this guidance during the quarter ended June 30, 2017. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

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

As of June 30, 2017, $81,918,749 of the Company’s investments were valued using unobservable inputs, and $64,533,512 were valued using observable inputs. During the six months ended June 30, 2017, $9,181,233 and $17,406,407 of investments transferred into and out of Level 3, respectively.

As of December 31, 2016, $93,175,844 of the Company’s investments were valued using unobservable inputs, and $50,613,377 were valued using observable inputs. During the six months ended June 30, 2016, $28,656,382 and $3,979,769 of investments transferred into and out of Level 3, respectively.

The following tables present the Company’s investments carried at fair value as of June 30, 2017 and December 31, 2016, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$52,052,262	$72,236,709	$124,288,971
Second lien debt		12,481,250	9,682,040	22,163,290
Total	$-	$64,533,512	$81,918,749	$146,452,261

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$45,130,877	$83,470,626	$128,601,503
Second lien debt		5,482,500	9,705,218	15,187,718
Total	$-	$50,613,377	$93,175,844	$143,789,221

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2017. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of June 30, 2017

	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs (1)	Range (2)	Average (3)

First lien debt	$71,906,277	Matrix Pricing	Senior Leverage	2.34x - 6.57x	4.18	x
			Total Leverage	3.20x - 9.00x	5.25	x
			Interest Coverage	0.43x - 4.89x	2.61	x
			Debt Service Coverage	0.30x - 3.86x	2.05	x
			TEV Coverage	1.32x - 4.35x	2.56	x
			Liquidity	54.12% - 399.51%	145.52%
			Spread Comparison	375bps - 650bps	488	bps

	330,432	Market Analysis	Senior Leverage	9.09x	9.09	x
			Total Leverage	18.12x	18.12	x
			Interest Coverage	0.03x	0.03	x
			Debt Service Coverage	0.02x	0.02	x
			TEV Coverage	0.77x	0.77	x
			Liquidity	42.09%	42.09%
			Spread Comparison	550bps	550	bps

Second lien debt	9,682,040	Matrix Pricing	Senior Leverage	4.44x - 6.79x	6.05	x
			Total Leverage	4.44x - 6.79x	6.05	x
			Interest Coverage	0.43x - 3.14x	2.01	x
			Debt Service Coverage	0.30x - 2.61x	1.69	x
			TEV Coverage	1.42x - 2.94x	2.02	x
			Liquidity	12.36% - 200.88%	128.78%
			Spread Comparison	700bps - 1025bps	834	bps

Total	$81,918,749

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.
(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the six months ended June 30, 2017 and 2016 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Six Months Ended June 30, 2017	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844
Transfers into Level 3	9,181,233	-	9,181,233
Transfers out of Level 3	(17,406,407)	-	(17,406,407)
Total gains:
Net realized gain(a)	374,404	-	374,404
Net unrealized depreciation(b)	(566,527)	(36,114)	(602,641)
New investments, repayments and settlements:(c)
Purchases	22,041,729	-	22,041,729
Settlements/repayments	(24,943,889)	-	(24,943,889)
Net amortization of premiums, discounts and fees	85,540	12,936	98,476
Fair Value as of June 30, 2017	$72,236,709	$9,682,040	$81,918,749

(a)	Included in net realized gain on the accompanying Statement of Operations for the six months ended June 30, 2017.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2017.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Six Months Ended June 30, 2016	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2015	$18,885,005	$8,434,311	$27,319,316
Transfers into Level 3	27,661,382	995,000	28,656,382
Transfers out of Level 3	(1,984,769)	(1,995,000)	(3,979,769)
Total gains:
Net realized loss(a)	2,716	-	2,716
Net unrealized appreciation(b)	414,670	11,030	425,700
New investments, repayments and settlements:(b)
Purchases	14,406,746	283,679	14,690,425
Settlements/repayments	(576,011)	-	(576,011)
Net amortization of premiums, discounts and fees	61,773	7,552	69,325
Fair Value as of June 30, 2016	$58,871,512	$7,736,572	$66,608,084

(a)	Included in net change in realized gain (loss) on the accompanying Statements of Operations for the six months ended June 30, 2016.

(b)	Included in net change in unrealized appreciation on the accompanying Statements of Operations for the six months ended June 30, 2016.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2017 and 2016, transfers from Level 2 to Level 3 were primarily due to increased or decreased price transparency.

Investment Activities

The Company held a total of 85 syndicated investments with an aggregate fair value of $146,452,261 as of June 30, 2017. During the six months ended June 30, 2017, the Company invested in 24 new syndicated investments for a combined $39,414,095 and in existing investments for a combined $5,539,488. The Company also received $42,382,537 in repayments from investments during the period.

The Company held a total of 83 syndicated investments with an aggregate fair value of $143,789,221 as of December 31, 2016. During the six months ended June 30, 2016, the Company invested in 23 new syndicated investments for a combined $38,465,250 and in existing investments for a combined $3,743,964. The Company also received $2,161,545 in repayments from investments and $986,294 from investments sold during the six months.

Investment Concentrations

As of June 30, 2017, the Company’s investment portfolio consisted of investments in 80 companies located in 24 states across 22 different industries, with an aggregate fair value of $146,452,261. The five largest investments at fair value as of June 30, 2017 totaled $18,644,608, or 12.73% of the Company’s total investment portfolio as of such date. As of June 30, 2017, the Company’s average investment by obligor was $1,715,192 at cost.

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

	June 30, 2017				December 31, 2016

		Percentage of		Percentage of		Percentage		Percentage
		Total		Total		of Total		of Total
	Cost	Investments	Fair Value	Investments	Cost	Investments	Fair Value	Investments
First lien debt	$123,813,238	84.92%	$124,288,971	84.87%	$127,561,961	89.43%	$128,601,503	89.44%
Second lien debt	21,978,050	15.08%	22,163,290	15.13%	15,084,690	10.57%	15,187,718	10.56%
Total Investments	$145,791,288	100.00%	$146,452,261	100.00%	$142,646,651	100.00%	$143,789,221	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$20,428,145	13.95%	$20,853,645	14.50%
Services: Business	20,287,905	13.85	19,120,556	13.30
High Tech Industries	18,858,150	12.88	13,240,417	9.21
Banking, Finance, Insurance & Real Estate	11,609,183	7.93	11,152,639	7.76
Chemicals, Plastics & Rubber	10,162,551	6.94	9,376,257	6.52
Wholesale	9,695,253	6.62	9,397,706	6.54
Consumer Goods: Durable	7,000,035	4.78	4,983,998	3.47
Capital Equipment	6,537,884	4.46	3,469,425	2.41
Media: Advertising, Printing & Publishing	5,790,132	3.95	6,880,303	4.78
Services: Consumer	5,450,188	3.72	5,119,535	3.56
Construction & Building	4,954,798	3.38	7,328,848	5.10
Hotel, Gaming & Leisure	4,368,939	2.98	4,436,934	3.09
Consumer Goods: Non-durable	3,865,829	2.64	3,898,747	2.71
Beverage, Food & Tobacco	3,630,390	2.48	3,640,135	2.53
Aerospace & Defense	3,581,912	2.45	4,583,009	3.19
Media: Broadcasting & Subscription	2,438,851	1.67	2,443,826	1.70
Forest Products & Paper	2,011,154	1.37	2,022,500	1.41
Automotive	1,800,000	1.23	7,944,875	5.53
Utilities: Electric	1,399,742	0.96	1,485,028	1.03
Transportation: Cargo	1,281,794	0.88	985,000	0.68
Media: Diversified & Production	968,994	0.66	972,675	0.67
Containers, Packaging & Glass	330,432	0.22	453,163	0.31
	$146,452,261	100.00%	$143,789,221	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
		Percentage		Percentage of
		of Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$37,100,273	25.33%	$37,826,147	26.31%
Midwest	31,876,870	21.77	28,974,175	20.15
Southeast	20,422,991	13.95	20,017,167	13.92
East	22,724,012	15.52	19,347,167	13.46
West	19,453,749	13.28	16,641,821	11.57
Southwest	11,387,380	7.78	16,393,504	11.40
South	2,862,599	1.95	3,960,030	2.75
Northwest	624,387	0.42	629,210	0.44
Total Investments	$146,452,261	100.00%	$143,789,221	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2017:

For the Fiscal Years Ending December 31:	Amount
2017	$747,858
2018	3,189,156
2019	6,926,364
2020	12,085,150
2021	44,449,138
Thereafter	79,380,550
Total contractual repayments	146,778,216
Adjustments to cost basis on debt investments(a)	(986,928)
Total Cost Basis of Investments Held at June 30, 2017:	$145,791,288

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three and six months ended June 30, 2017, the Company recorded base management fees of $438,585 and $877,248, respectively, and waivers to the base management fees of $153,504 and $307,036, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2016, the Company recorded management fees of $265,798 and $529,186, respectively, and waivers to the management fees of $93,029 and $185,215 respectively, as set forth within the accompanying statements of operations.

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

For the three and six months ended June 30, 2017, the Company recorded incentive fees related to net investment income of $305,227 and $424,625, respectively. Offsetting the incentive fees were waivers of the incentive fess of $273,912 and $381,370 for the three and six months ended June 30, 2017, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2016, the Company did not accrue or waive any incentive fee within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2017, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2016, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2017 and December 31, 2016 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2017	December 31, 2016
Net base management fee due to Adviser	$285,081	$254,066
Net incentive fee due to Adviser	31,315	65,823
Other expenses due to Adviser (a)	122,897	120,736
Total fees due to Adviser, net of waivers	439,293	440,625
Fee due to Administrator, net of waivers	66,250	21,875
Total Related Party Fees Due	$505,543	$462,500

(a) Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Numerator for basic and diluted net increase in net assets resulting from operations per common share	$2,002,169	$1,107,572	$3,773,734	$1,910,005
Denominator for basic and diluted weighted average common shares	17,831,894	10,794,252	17,831,894	10,772,525
Basic and diluted net increase in net assets resulting from operations per common share	$0.11	$0.10	$0.21	$0.18

Note 6. Income Tax

The Company has elected to be regulated as a BDC under the 1940 Act, as well as elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally is not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes as dividends for U.S. federal income tax purposes to its stockholders. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any (i.e., “investment company taxable income,” determined without regard to any deduction for dividends paid), for each taxable year. The amount to be paid out as distributions to the Company’s stockholders is determined by the Company’s Board of Directors and is based on management’s estimate of the fiscal year earnings. Based on that estimate, the Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Although the Company currently intends to distribute its net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, recognized in respect of each taxable year as dividends out of the Company’s assets legally available for distribution, the Company in the future may decide to retain for investment and be subject to entity-level income tax on such net capital gains. Additionally, depending on the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an excise tax, if any, on estimated excess taxable income as such excess taxable income is earned.

The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2016 of $5,144,149, or $0.35 per share. The tax character of the distributions declared and paid represented $4,798,829 from ordinary income, $103,499 capital gains, and $241,821 from tax return of capital. A portion of the distributions were reinvested in shares through the Company’s dividend reinvestment plan. During the three and six months ended June 30, 2017, the Company declared and paid distributions of $3,744,698, or $0.21 per share. The tax character of the distributions declared and paid represented $3,606,521 from ordinary income and $138,177 from capital gains.

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

At December 31, 2016, the components of accumulated net unrealized appreciation on investments and net investment losses and losses on a tax basis as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2016. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S.federal tax returns for fiscal years 2015 and 2016 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three and six months ended June 30, 2017 and 2016, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. As of June 30, 2017, $20,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of the Company’s common stock issued and outstanding as of each of June 30, 2017 and December 31, 2016 was 17,831,896 and 17,831,894, respectively.

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

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2017 and December 31, 2016:

Investment	Industry	June 30, 2017	December 31, 2016

Lipari, Senior Secured Term Loan A, 5.80% (Libor + 4.50%), maturity 10/1/22	Beverage, Food & Tobacco	$290,698	$290,698
Ansira, Senior Secured Initial Term Loan, 7.80% (Libor + 6.50%), maturity 12/20/22	Media: Advertising, Printing & Publishing	254,546	-
SRP, Senior Secured Term Loan, 7.80% (Libor + 6.50%), maturity 9/8/23	Wholesale	147,802	527,473
Service Logic, Senior Secured Initial Term Loan, 6.30% (Libor + 5.00%), maturity 7/19/21	Services: Business	5,512	119,326
Allied Universal, Senior Secured Incremental Term Loan, 5.65% (Libor + 4.50%), maturity 7/28/22	Services: Business	-	162,914
CIBT Holdings, Senior Secured U.S. Term Loan, 6.40% (Libor + 5.25%), maturity 6/28/22	Services: Consumer	-	311,284
DiversiTech Corporation, Senior Secured Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 11/19/21	Construction & Building	-	627,027
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.20% (Libor + 5.00%), maturity 8/18/23	Healthcare & Pharmaceuticals	-	692,308

		$698,557	$2,731,030

Note 9. Financial Highlights

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Per Share Data:
Net asset value, beginning of period	$9.65	$9.53	$9.55	$9.45
Net investment income (loss)(a)	0.11	0.08	0.21	0.13
Net realized gain (loss) on investments and change in unrealized appreciation (depreciation) on investments(a)(b)	0.01	0.02	0.01	0.05
Net increase in net assets resulting from operations	$0.12	$0.10	$0.22	$0.18

Effect of equity capital activity
Distributions to stockholders from net investment income	(0.20)	-	(0.20)	-
Distributions to stockholders from capital gains	(0.01)	-	(0.01)	-
Net asset value at end of period	$9.56	$9.63	$9.56	$9.63
Total return(c)(g)	1.22%	1.05%	2.28%	1.90%
Shares of common stock outstanding at end of period	17,831,896	12,727,906	17,831,896	12,727,906

Statement of Assets and Liabilities Data:
Net assets at end of period	$170,398,719	$122,548,506	$170,398,719	$122,548,506
Average net assets(d)	172,190,226	109,408,081	171,894,623	105,753,073

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.23%	2.51%	2.13%	2.54%
Ratio of net expenses to average net assets-annualized(f)	1.23%	2.17%	1.32%	2.19%
Ratio of net investment income (loss) to average net assets-annualized	4.67%	3.06%	4.47%	2.67%
Portfolio turnover(g)	19.58%	1.14%	29.13%	1.29%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain/loss for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through August 14, 2017, the date the quarterly report on Form 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section of our Annual Report entitled “Item 1A. Risk Factors”. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

OVERVIEW

Audax Credit BDC Inc. is a Delaware corporation that was formed on January 29, 2015. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which were syndicated loans as of June 30, 2017, was approximately $146,452,261 and held in 80 portfolio companies as of June 30, 2017. The fair value of our investments, all of which were syndicated loans as of December 31, 2016, was approximately $143,789,221 and held in 79 portfolio companies as of December 31, 2016.

During the six months ended June 30, 2017, we invested in 24 new syndicated investments for a combined $39,414,095 and in existing investments for a combined $5,539,488. We also received $42,382,537 in repayments from investments. During the six months ended June 30, 2016, we invested in 23 new syndicated investments for a combined $38,465,250 and in existing investments for a combined $3,743,964. The Company also received $2,161,545 in repayments from investments and $986,294 from investments sold during the six months. In addition, for the three and six months ended June 30, 2017, we had a change in unrealized depreciation of approximately $351,691 and $481,597, respectively, and realized gains of $350,613 and $440,930, respectively. During the three and six months ended June 30, 2016, we had a change in unrealized appreciation of approximately $266,057 and $502,823, respectively, and realized gain (losses) of $5,474 and $(3,676), respectively.

Our investment activity for the six months ended June 30, 2017 and 2016, is presented below:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Beginning investment portfolio, at fair value	$143,789,221	$61,378,152
Investments in new portfolio investments	39,414,095	38,465,250
Investments in existing portfolio investments	5,539,488	3,743,964
Principal repayments	(42,382,537)	(2,161,545)
Proceeds from investments sold	-	(986,294)
Change in premiums, discounts and amortization	132,661	73,140
Net unrealized (depreciation) appreciation on investments	(481,597)	502,823
Realized gain (loss) on investments	440,930	(3,676)
Ending portfolio investment activity, at fair value	$146,452,261	$101,011,814
Number of portfolio investments	85	62
Average investment amount, at cost	$1,715,192	$1,619,060
Percentage of investments at floating rates	100.00%	100.00%

As of June 30, 2017 and December 31, 2016, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2017 and through August 14, 2017, we invested $2,973,282 at cost in four portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and six months ended June 30, 2017 and 2016, is presented in the table below.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Total interest income from non-controlled/non- affiliated investments	$2,480,149	$1,399,869	$4,820,902	$2,523,214
Total other interest income	33,746	13,083	56,630	28,554
Total other income	17,067	16,066	61,462	17,313
Total investment income	$2,530,962	$1,429,018	$4,938,994	$2,569,081

Total investment income for the three months ended June 30, 2017 increased to $2,530,962 from $1,429,018 for the three months ended June 30, 2016, and was driven by our interest income from our increasing investment balance. Total investment income for the six months ended June 30, 2017 increased to $4,938,994 from $2,569,081 for the six months ended June 30, 2016, and was driven by our interest income from our increasing investment balance. As of June 30, 2017 and 2016, the size of our portfolio was $145,791,288 and $100,381,701 at amortized cost, respectively, with total principal amount outstanding of $146,778,216 and $101,696,640, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Base management fee(a)	$438,585	$265,798	$877,248	$529,186
Incentive fee(a)	305,227	-	424,625	-
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	48,750	45,000	97,500	90,000
Professional fees	51,967	187,548	187,737	397,282
Other expenses	44,352	121,410	93,389	194,470
Total expenses	955,131	686,006	1,812,999	1,343,438
Base management fee waivers(a)	(153,504)	(93,029)	(307,036)	(185,215)
Incentive fee waivers(a)	(273,912)	-	(381,370)	-
Total expenses, net of waivers	$527,715	$592,977	$1,124,593	$1,158,223

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended June 30, 2017 in comparison to the three months ended June 30, 2016 was driven by our increasing invested balance. For the three months ended June 30, 2017 and 2016, we accrued gross base management fees before waivers of $438,585 and $265,798, respectively. Offsetting those fees, we recognized base management fee waivers of $153,504 and $93,029, respectively. For the three months ended June 30, 2017, we accrued incentive fees related to net investment income before waivers of $305,227, offset by incentive fee waivers of $273,912. We did not accrue or recognize incentive fees or waivers to the incentive fees for the three months ended June 30, 2016, as we were still ramping up our investments at that time and held a larger percentage of our assets in cash and cash equivalents. Additionally, we accrued $66,250 of administrative fees for each of the three months ended June 30, 2017 and 2016. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended June 30, 2017 and 2016, we incurred professional fees of $51,967 and $187,548, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. We also incurred expenses related to fees paid to our independent directors of $48,750 and $45,000 for the three months ended June 30, 2017 and 2016, respectively.

The increase in base management fees before waivers for the six months ended June 30, 2017 in comparison to the six months ended June 30, 2016 was driven by our increasing invested balance. For the six months ended June 30, 2017 and 2016, we accrued gross base management fees before waivers of $877,248 and $529,186, respectively. Offsetting those fees, we recognized base management fee waivers of $307,036 and $185,215, respectively. For the six months ended June 30, 2017, we accrued incentive fees related to net investment income before waivers of $424,625, offset by incentive fee waivers of $381,370. We did not accrue or recognize incentive fees or waivers to the incentive fees for the six months ended June 30, 2016, as we were still ramping up our investments at that time and held a larger percentage of our assets in cash and cash equivalents. Additionally, we accrued $132,500 of administrative fees for each of the six months ended June 30, 2017 and 2016. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the six months ended June 30, 2017 and 2016, we incurred professional fees of $187,737 and $397,282, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. We also incurred expenses related to fees paid to our independent directors of $97,500 and $90,000 for the six months ended June 30, 2017 and 2016, respectively.

Realized and Unrealized Gains and Losses

We recognized $350,613 and $5,474 in net realized gains for the three months ended June 30, 2017 and 2016, respectively. We recognized $440,930 and $(3,676) in net realized gains (losses) for the six months ended June 30, 2017 and 2016, respectively.

Net change in unrealized (depreciation) appreciation on investments for the three and six months ended June 30, 2017 and 2016 was as follows:

Type	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
First Lien Debt	$(349,500)	$286,116	$(563,809)	$472,849
Second Lien Debt	(2,191)	(20,059)	82,212	29,974
Net change in unrealized (depreciation) appreciation on investments	$(351,691)	$266,057	$(481,597)	$502,823

Net change in unrealized depreciation on investments during the three and six months ended June 30, 2017 was primarily due to the reversal of previously appreciated investments due to full principal paydowns. Net change in unrealized appreciation on investments for the three and six months ended June 30, 2016 was primarily due to an increase in performance of our portfolio companies and changes in the capital market conditions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of June 30, 2017 and December 31, 2016, we had cash of $27,724,380 and $30,566,068, respectively.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $902,988. The primary operating activities during this period was repayments of bank loans and interest received from investments. This was offset by investments in portfolio companies. Net cash used in the operating activities for the six months ended June 30, 2016 was $32,738,792. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of June 30, 2017 and December 31, 2016, we had four and seven investments with unfunded commitments of $698,557 and $2,731,030, respectively. We believe that, as of June 30, 2017 and December 31, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Beginning investment portfolio	$143,789,221	$61,378,152
Investments in new portfolio investments	39,414,095	38,465,250
Investments in existing portfolio investments	5,539,488	3,743,964
Principal repayments	(42,382,537)	(2,161,545)
Proceeds from sales of investments	-	(986,294)
Net unrealized (depreciation) appreciation on investments	(481,597)	502,823
Net realized gain (loss) on investments	440,930	(3,676)
Net change in premiums, discounts and amortization	132,661	73,140
Investment Portfolio, at Fair Value	$146,452,261	$101,011,814

Financing Activities

Net cash used in our financing activities for the six months ended June 30, 2017 was $3,744,676 from distributions paid to our common stockholders. Net cash provided by our financing activities for the six months ended June 30, 2016 was $19,000,000 from issuances of 1,977,107 of Shares to our shareholders, in connection with our capital calls during the period.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to us. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. As of June 30, 2017, $20,000,000 of total capital commitments remained unfunded by our investors.

The number of shares of our common stock issued and outstanding as of each of June 30, 2017 and December 31, 2016 was 17,831,896 and 17,831,894, respectively.

Distributions to Stockholders – Common Stock Distributions

We have elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify to be taxed as a RIC and thus avoid corporate-level income tax on the income that we distribute as dividends to our stockholders, we are required to distribute dividends to our stockholders each taxable year generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. To avoid the imposition of a 4% excise tax on undistributed earnings, we are required to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we incurred no U.S. federal income tax. We intend to make distributions to stockholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board of Directors and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared or paid distributions of $3,744,698, or $0.21 per share during the three and six months ended June 30, 2017. We did not declare or pay any distributions during the three and six months ended June 30, 2016.

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

Related Party Fees

For the three months ended June 30, 2017 and 2016, we recorded base management fees of $438,585 and $265,798, respectively. Offsetting these fees were waivers to the base management fees of $153,504 and $93,029, respectively, as set forth within the accompanying statements of operations.

For the six months ended June 30, 2017 and 2016, we recorded base management fees of $877,248 and $529,186, respectively. Offsetting those fees were waivers to the base management fees of $307,036 and $185,215, respectively, as set forth within the accompanying statements of operations.

For the three and six months ended June 30, 2017, we recorded incentive fees of $305,227 and $424,625, respectively. Offsetting these waivers to the incentive fees of $273,912 and $381,370, respectively, as set forth within the accompanying statements of operations. We did not accrue or waive any incentive fee for the three and six months ended June 30, 2016 within the accompanying statements of operations.

For each of the three months ended June 30, 2017 and 2016, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations. For each of the six months ended June 30, 2017 and 2016, we recorded administrative fees of $132,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of June 30, 2017 and December 31, 2016 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2017	December 31, 2016
Net base management fee due to Adviser	$285,081	$254,066
Net incentive fee due to Adviser	31,315	65,823
Other expenses due to Adviser (a)	122,897	120,736
Total fees due to Adviser, net of waivers	439,293	440,625
Fee due to Administrator, net of waivers	66,250	21,875
Total Related Party Fees Due	$505,543	$462,500

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue interest on loans and debt securities as a receivable for accounting purposes if we have reason to doubt our ability to collect such interest. OID, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

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

Organization and Offering Expenses

We incurred offering costs of $145,358 in prior periods. Our offering costs included legal fees and other costs pertaining to the preparation of the Registration Statement and sale of our shares of common stock. We capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. We did not amortize offering costs during the three and six months ended June 30, 2017. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,339 and $72,679 for the three and six months ended June 30, 2016.

U.S. Federal Income Taxes

We have elected to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to incur any corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. To qualify and maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements as well as distribute dividends to our stockholders each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any distributions paid.

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2016 and 2015.

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. Permanent differences may also result from differences in classification in certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current fiscal year. All penalties and interest associated with any income taxes accrued are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax law, regulations and interpretations thereof. Our accounting policy on income taxes is critical because if we are unable to qualify, or once qualified, maintain our tax status as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes, as well as any related state or local taxes which may be significant to our financial results.

COMMITMENTS AND CONTINGENCIES

From time to time, we, or the Adviser, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we nor the Adviser is currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2017, we had four investments with unfunded commitments of $698,557. As of December 31, 2016, we had seven investments with unfunded commitments of $2,731,030. We believe that, as of June 30, 2017 and December 31, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2017 and December 31, 2016, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

Assuming that the accompanying statement of assets and liabilities as of June 30, 2017 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 100 basis points	(319,314)
Up 100 basis points	1,467,292
Up 200 basis points	2,935,074
Up 300 basis points	4,402,856

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Audax Credit BDC Inc.

Date: August 14, 2017	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 14, 2017	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

