Form 10-Q
period 2017-09-30
Audax Credit BDC Inc.
filed 2017-11-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The registrant had 17,831,896 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2017.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2017 and December 31, 2016

(Expressed in U.S. Dollars)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $161,783,344 and $142,646,651, respectively)	$162,115,628	$143,789,221
Cash and cash equivalents	18,567,470	30,566,068
Interest receivable	415,657	383,771
Receivable from bank loan repayment	25,000	6,773
Other assets	42,651	942

Total assets	$181,166,406	$174,746,775

Liabilities
Accrued expenses and other liabilities	$200,654	$199,175
Fee due to administrator(a)	66,250	21,875
Fees due to investment advisor, net of waivers(a)	421,742	440,625
Payable for investments purchased	8,348,551	3,715,439

Total liabilities	$9,037,197	$4,377,114
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 17,831,896 and 17,831,894 shares issued and outstanding, respectively	$17,832	$17,832
Capital in excess of par value	169,483,533	169,483,511
Accumulated net appreciation on investments	332,284	1,142,570
Accumulated net realized gain	336,896	-
Accumulated net investment income (loss)	1,958,664	(274,252)
Total Net Assets	$172,129,209	$170,369,661

Net Asset Value per Share of Common Stock at End of Period	$9.65	$9.55

Shares Outstanding	17,831,896	17,831,894

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Commitments and Contingencies for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Investment Income
Interest income
Non-Control/Non-Affiliate	$2,571,239	$1,810,166	$7,392,141	$4,333,380
Other	35,903	12,061	92,533	40,615
Total interest income	2,607,142	1,822,227	7,484,674	4,373,995
Other income
Non-Control/Non-Affiliate	36,146	7,948	97,608	25,261
Total income	2,643,288	1,830,175	7,582,282	4,399,256

Expenses
Base management fee(a)	$444,812	$327,577	$1,322,060	$856,763
Incentive fee(a)	309,149	231,638	733,773	231,638
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	48,750	45,000	146,250	135,000
Professional fees	139,085	125,825	326,822	523,107
Other expenses	39,368	(119,499)	132,758	74,971

Expenses before waivers from investment adviser and administrator	1,047,414	676,791	2,860,413	2,020,229
Base management fee waivers(a)	(155,685)	(114,652)	(462,721)	(299,867)
Incentive fee waivers(a)	(273,477)	(200,218)	(654,847)	(200,218)
Administrative fee waivers(a)	-	(44,375)	-	(44,375)
Total expenses, net of waivers	618,252	317,546	1,742,845	1,475,769
Net Investment Income	2,025,036	1,512,629	5,839,437	2,923,487

Realized and Unrealized Gain on Investments
Net realized gain on investments	34,143	39,318	475,073	35,642
Net change in unrealized (depreciation) appreciation on investments	(328,689)	375,578	(810,286)	878,401
Net realized and unrealized (loss) gain on investments	(294,546)	414,896	(335,213)	914,043

Net Increase in Net Assets Resulting from Operations	$1,730,490	$1,927,525	$5,504,224	$3,837,530

Basic and Diluted per Share of Common Stock:
Net investment income	$0.11	$0.12	$0.33	$0.26
Net increase in net assets resulting from operations	$0.10	$0.15	$0.31	$0.34

Weighted average shares of common stock outstanding basic diluted	17,831,896	12,770,357	17,831,895	11,443,330

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Operations
Net investment income	$5,839,437	$2,923,487
Net realized gain on investments	475,073	35,642
Net change in unrealized (depreciation) appreciation on investments	(810,286)	878,401
Net increase in net assets resulting from operations	5,504,224	3,837,530

Distributions:
Distributions to common stockholders from net investment income	(3,606,521)	(152,734)
Distributions to common stockholders from realized gains	(138,177)	-
Total distributions	(3,744,698)	(152,734)

Capital Share Transactions:
Issuance of common stock	-	38,000,000
Reinvestment of common stock	22	-
Net increase in net assets from capital share transactions	22	38,000,000

Net Increase in Net Assets	1,759,548	41,684,796

Net Assets, Beginning of Period	170,369,661	101,638,501

Net Assets, End of Period	$172,129,209	$143,323,297

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,504,224	$3,837,530
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(475,073)	(35,642)
Net change in unrealized depreciation (appreciation) on investments	810,286	(878,401)
Accretion of original issue discount interest	(179,181)	(130,770)
Amortization of deferred offering costs	-	72,679
Increase in interest receivable	(31,886)	(146,489)
Increase in receivable from bank loan repayment	(18,227)	(5,006)
Increase in other assets	(41,709)	(38,043)
Increase (decrease) in accrued expenses and other liabilities	1,479	(4,418)
Increase (decrease) in fee due to administrator(a)	44,375	(167,802)
(Decrease) increase in fees due to investment advisor(a)	(18,883)	186,133
Increase in payable for investments purchased	4,633,112	4,731,950
Investment activity:
Investments purchased	(79,839,736)	(78,481,727)
Proceeds from investments sold	-	986,294
Repayment of bank loans	61,357,297	9,986,123
Total investment activity	(18,482,439)	(67,509,310)

Net cash used in operating activities	(8,253,922)	(60,087,589)

Cash flows from financing activities:
Issuance of shares of common stock	-	38,000,000
Distributions paid to common stockholders	(3,744,676)	(152,734)

Net cash (used in) provided by financing activities	(3,744,676)	37,847,266

Net decrease in cash and cash equivalents	(11,998,598)	(22,240,323)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	30,566,068	43,155,376

Cash and cash equivalents, end of period	$18,567,470	$20,915,053

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$22	$-

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of September 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (94.2%)(e)(f):

High Tech Industries
Masergy, Senior Secured Initial Loan (Second Lien), 9.84% (Libor + 8.50%), maturity 12/16/24	$4,000,000	$3,986,275	$3,990,000
Sparta, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 4.00%), maturity 8/25/24	3,500,000	3,502,516	3,515,313
Help/Systems, Senior Secured Refinancing Term Loan (First Lien), 5.84% (Libor + 4.50%), maturity 10/8/21	3,482,278	3,478,166	3,490,984
Syncsort, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 5.00%), maturity 8/16/24	3,500,000	3,465,000	3,473,750
Infogroup, Senior Secured Term Loan (First Lien), 6.34% (Libor + 5.00%), maturity 3/28/23	2,987,494	2,948,798	2,912,806
GlobalLogic, Senior Secured Closing Date Term Loan, 5.84% (Libor + 4.50%), maturity 6/20/22	1,990,000	1,972,528	1,990,000
Idera, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 5.00%), maturity 6/29/24	1,686,682	1,688,298	1,699,332
SciQuest, Senior Secured Term Loan, 6.09% (Libor + 4.75%), maturity 7/28/23	1,487,487	1,480,830	1,476,331
Flexera Software, Senior Secured Term Loan (Second Lien), 8.34% (Libor + 7.00%), maturity 4/2/21	1,000,000	980,738	997,500
Compusearch Software Systems, Senior Secured Initial Term Loan, 5.59% (Libor + 4.25%), maturity 5/7/21	991,954	991,954	995,674
Intermedia, Senior Secured Initial Term Loan (First Lien), 6.84% (Libor + 5.50%), maturity 2/1/24	997,500	997,500	992,513
ECi Software Solutions, Senior Secured Term Loan, 5.59% (Libor + 4.25%), maturity 9/19/2022	1,000,000	995,000	990,000
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 11.59% (Libor + 10.25%), maturity 1/20/22	1,000,000	991,526	977,500
EAG, Senior Secured Term Loan, 5.59% (Libor + 4.25%), maturity 7/28/18	876,215	876,091	869,644
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.09% (Libor + 3.75%), maturity 12/15/23	496,250	493,988	499,972
Endurance Int'l Group, Senior Secured Refinancing Loan, 5.34% (Libor + 4.00%), maturity 2/9/23	492,054	490,859	498,160
McAfee, Senior Secured Closing Date USD Term Loan, 5.84% (Libor + 4.50%), maturity 9/29/24	500,000	495,000	495,000
LANDesk, Senior Secured Term Loan (First Lien), 5.59% (Libor + 4.25%), maturity 1/20/24	498,815	492,580	487,382

Healthcare & Pharmaceuticals
MedRisk, Senior Secured Term Loan, 5.34% (Libor + 4.00%), maturity 3/1/23	4,054,808	4,030,599	4,054,808
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 6.34% (Libor + 5.00%), maturity 8/19/23	3,963,741	3,963,741	3,963,741
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.34% (Libor + 5.00%), maturity 8/18/23	2,973,466	2,946,573	2,958,599
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.59% (Libor + 4.25%), maturity 8/1/24	2,000,000	1,990,138	2,017,500
Sarnova, Senior Secured Term Loan (First Lien), 6.09% (Libor + 4.75%), maturity 1/28/22	1,970,000	1,954,958	1,965,075
Upstream Rehabilitation, Senior Secured Term Loan, 5.34% (Libor + 4.00%), maturity 12/15/21	1,936,242	1,902,087	1,936,242
Specialty Care, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 4.25%), maturity 8/25/23	1,500,000	1,508,125	1,509,375
Curo Health Services, Senior Secured Term B Loan (First Lien), 5.34% (Libor + 4.00%), maturity 2/7/22	1,488,577	1,491,942	1,492,998
CareCentrix, Senior Secured Initial Term Loan, 6.34% (Libor + 5.00%), maturity 7/8/21	1,474,949	1,459,314	1,487,607
NAPA, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 5.00%), maturity 4/19/23	903,118	895,778	896,345
Dermatologists of Central States, Senior Secured Term Loan, 7.84% (Libor + 6.50%), maturity 4/20/22	828,786	819,073	822,570
RMP & MedA/Rx, Senior Secured Term Loan, 6.09% (Libor + 4.75%), maturity 3/2/22	493,750	491,506	490,047

Services: Business
Sungard Public Sector, Senior Secured Term Loan (Second Lien), 9.84% (Libor + 8.50%), maturity 2/1/25	3,500,000	3,519,577	3,482,500
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 5.00%), maturity 10/28/23	2,977,500	2,950,808	2,955,169
Insight Global, Senior Secured Replacement Facility Term Loan, 5.34% (Libor + 4.00%), maturity 10/31/21	2,941,549	2,941,066	2,926,841
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 5.00%), maturity 10/29/21	2,348,861	2,335,278	2,351,797
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 4.25%), maturity 6/19/24	1,967,284	1,967,284	1,967,284
CoAdvantage, Senior Secured Term Loan (First Lien), 5.84% (Libor + 4.50%), maturity 10/7/21	1,965,000	1,950,988	1,945,350
First Advantage, Senior Secured Term Loan (First Lien), 6.59% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,988,731	1,945,000
General Info Solutions, Senior Secured Initial Term Loan, 6.09% (Libor + 4.75%), maturity 1/26/23	1,218,750	1,207,305	1,206,563
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 4.25%), maturity 7/31/23	1,000,000	995,066	992,500
DBi Services, Senior Secured Term B Loan, 6.59% (Libor + 5.25%), maturity 8/1/21	992,489	983,908	987,526
ACA Compliance Group, Senior Secured Term Loan, 6.09% (Libor + 4.75%), maturity 1/30/21	498,750	494,038	495,009
Sungard Public Sector, Senior Secured Term Loan, 5.59% (Libor + 4.25%), maturity 2/1/24	248,750	247,609	250,616

Chemicals, Plastics & Rubber
Transcendia, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 4.00%), maturity 5/30/24	2,992,500	2,992,612	2,970,056
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.75%), maturity 10/2/21	2,947,496	2,936,151	2,918,021
Zep, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 4.00%), maturity 8/12/24	1,500,000	1,492,549	1,507,500
Unifrax, Senior Secured Initial Dollar Term Loan, 5.09% (Libor + 3.75%), maturity 4/4/24	1,246,875	1,243,916	1,257,458
Houghton International, Senior Secured Term Loan (Second Lien), 9.84% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	1,005,000
Borchers, Senior Secured Term Loan, 6.09% (Libor + 4.75%), maturity 1/13/24	995,000	990,424	987,538

Wholesale
SRP, Senior Secured Term Loan, 7.84% (Libor + 6.50%), maturity 9/8/23	2,973,434	2,946,256	2,988,301
Ohio Transmission, Senior Secured Initial Term Loan, 5.59% (Libor + 4.25%), maturity 10/2/21	1,974,545	1,960,575	1,974,545
Colony Hardware, Senior Secured Initial Term Loan, 7.34% (Libor + 6.00%), maturity 10/23/21	1,968,753	1,952,961	1,953,988
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 5.00%), maturity 8/19/22	1,960,000	1,922,369	1,935,500
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 5.00%), maturity 6/15/23	1,488,741	1,482,762	1,492,462

Banking, Finance, Insurance & Real Estate
Inst. Shareholder Services, Senior Secured Term Loan (Second Lien), 9.84% (Libor + 8.50%), maturity 4/30/22	3,000,000	2,962,908	2,985,000
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.09% (Libor + 5.75%), maturity 10/30/22	2,948,354	2,854,865	2,915,185
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.75%), maturity 7/10/22	1,950,647	1,930,029	1,931,140
GENEX Services, Senior Secured Initial Term Loan (Second Lien), 9.09% (Libor + 7.75%), maturity 5/30/22	1,271,000	1,214,397	1,256,701

Services: Consumer
A Place For Mom, Senior Secured Term Loan, 5.34% (Libor + 4.00%), maturity 7/31/24	2,225,000	2,221,176	2,236,125
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 4.00%), maturity 6/1/24	1,995,000	1,990,186	2,005,428
Stratford Schools, Senior Secured Initial Term Loan, 6.34% (Libor + 5.00%), maturity 12/18/21	1,965,000	1,950,266	1,960,088
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.75%), maturity 2/21/22	1,473,750	1,473,750	1,470,066

Consumer Goods: Durable
Pelican Products, Senior Secured Term Loan (First Lien), 5.59% (Libor + 4.25%), maturity 4/10/20	3,988,319	3,971,378	4,010,230
Strategic Partners, Senior Secured Initial Term Loan, 5.84% (Libor + 4.50%), maturity 6/30/23	1,985,025	1,979,653	1,985,025

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2017

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 7.84% (Libor + 6.50%), maturity 12/20/22	$1,873,209	$1,854,996	$1,859,161
Northstar, Senior Secured Term Loan, 7.59% (Libor + 6.25%), maturity 6/7/22	1,641,513	1,620,358	1,629,202
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.09% (Libor + 4.75%), maturity 6/21/22	1,492,500	1,478,169	1,481,306
Mspark, Senior Secured Term Loan, 6.84% (Libor + 5.50%), maturity 4/22/21	926,356	918,964	926,356

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 5.09% (Libor + 3.75%), maturity 7/7/22	2,000,000	2,015,000	2,015,000
MB Aerospace, Senior Secured Initial Term Loan, 6.84% (Libor + 5.50%), maturity 12/15/22	1,967,462	1,951,241	1,967,462
Tronair, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.75%), maturity 9/8/23	990,000	981,330	980,100
Cadence Aerospace, Senior Secured Term Loan, 7.59% (Libor + 6.25%), maturity 5/9/18	633,841	623,025	633,841

Beverage, Food & Tobacco
Lipari, Senior Secured Term Loan A, 5.84% (Libor + 4.50%), maturity 10/1/22	1,987,180	1,972,459	1,972,276
Kettle Cuisine, Senior Secured Term Loan, 6.34% (Libor + 5.00%), maturity 8/21/21	1,963,066	1,963,066	1,948,343
Sovos Brands, Senior Secured Initial Term Loan, 5.84% (Libor + 4.50%), maturity 7/18/24	1,000,000	995,089	992,500

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Term-1 Loan (First Lien), 5.34% (Libor + 4.00%), maturity 5/6/21	2,940,820	2,940,820	2,959,200
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.34% (Libor + 5.00%), maturity 10/21/23	1,407,692	1,394,506	1,400,654

Capital Equipment
MW Industries, Senior Secured Term Loan, 5.34% (Libor + 4.00%), maturity 9/29/24	2,500,000	2,487,500	2,487,500
FCx Performance, Senior Secured Term Loan, 5.84% (Libor + 4.50%), maturity 8/4/20	990,000	982,017	987,525
United Flexible, Senior Secured Term Loan, 6.09% (Libor + 4.75%), maturity 2/16/21	490,511	486,336	488,058

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.75%), maturity 6/23/21	1,974,747	1,959,119	1,969,811
PlayPower, Senior Secured Initial Term Loan (Second Lien), 10.09% (Libor + 8.75%), maturity 6/23/22	1,000,000	992,386	1,000,000
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.09% (Libor + 3.75%), maturity 9/30/24	880,952	878,452	878,750

Consumer Goods: Non-durable
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 4.50%), maturity 9/9/23	1,980,000	1,962,439	1,965,150
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.84% (Libor + 4.50%), maturity 10/26/23	1,873,418	1,855,736	1,854,684

Media: Broadcasting & Subscription
Encompass, Senior Secured Tranche B Term Loan (Second Lien), 9.09% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,479,940	1,477,500
Encompass, Senior Secured Tranche B Term Loan (First Lien), 5.84% (Libor + 4.50%), maturity 6/6/21	977,273	977,273	965,057

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 4.50%), maturity 11/21/23	1,985,000	1,967,007	2,003,609

Automotive
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.59% (Libor + 8.25%), maturity 5/16/25	1,800,000	1,798,053	1,786,500

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 6.84% (Libor + 5.50%), maturity 8/31/23	1,390,987	1,377,875	1,384,032

Transportation: Cargo
Capstone Logistics, Senior Secured Term Loan (First Lien), 5.84% (Libor + 4.50%), maturity 10/7/21	1,280,194	1,280,527	1,286,595

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 6.84% (Libor + 5.50%), maturity 8/12/21	982,500	975,669	972,675

Containers, Packaging & Glass
Tapp Label Company, Senior Secured Term Loan, 6.84% (Libor + 5.50%), maturity 7/6/20	463,487	461,995	324,441
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 5.59% (Libor + 4.25%), maturity 5/12/20	320,863	319,675	320,060

Total Portfolio Investments(g)		$161,783,344	$162,115,628

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(g)	At September 30, 2017, the cost of investments for income tax purposes was $161,783,344 the gross unrealized appreciation for federal tax purposes was $748,441, the gross unrealized depreciation for federal income tax purposes was $416,157, and the net unrealized appreciation was $332,284.

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

September 30, 2017

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at September 30, 2017 and December 31, 2016. At such dates, cash was not subject to any restrictions on withdrawal.

Offering Expenses

The Company incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’s registration statement on Form 10 (the “Registration Statement”) and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The Company did not amortize offering costs during the three and nine months ended September 30, 2017. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,339 and $72,679 for the three and nine months ended September 30, 2016, respectively.

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

As of September 30, 2017, the Company held 84 investments in loans with OID. The Company accrued OID income of $46,520 and $179,181 for the three and nine months ended September 30, 2017, respectively. The unamortized balance of OID investments as of September 30, 2017, totaled $1,012,766. As of December 31, 2016, the Company held 75 investments in loans with OID. The unamortized balance of OID investments as of December 31, 2016, totaled $1,578,300. The Company accrued OID income of $57,327 and $130,467 for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Company held $18,567,470 and $30,566,068 cash and cash equivalents, respectively. For the three and nine months ended September 30, 2017, the Company earned $35,903 and $92,533, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and nine months ended September 30, 2016, the Company earned $12,061 and $40,615, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and nine months ended September 30, 2017, the Company accrued $36,146 and $97,608 of other income, respectively, related to amendment fees. For the three and nine months ended September 30, 2016, the Company accrued $7,948 and $25,261 of other income, respectively, related to amendment fees.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. This standard will not have a material impact on the financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320, “Investments – Debt and Equity Securities”, which is scoped out of this standard.

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

As of September 30, 2017, $97,940,632 of the Company’s investments were valued using unobservable inputs, and $64,174,996 were valued using observable inputs. During the nine months ended September 30, 2017, $21,056,634 and $12,902,470 of investments transferred into and out of Level 3, respectively.

As of December 31, 2016, $93,175,844 of the Company’s investments were valued using unobservable inputs, and $50,613,377 were valued using observable inputs. During the nine months ended September 30, 2016, $22,725,349 and $7,954,014 of investments transferred into and out of Level 3, respectively.

The following tables present the Company’s investments carried at fair value as of September 30, 2017 and December 31, 2016, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$63,169,996	$79,987,431	$143,157,427
Second lien debt		1,005,000	17,953,201	18,958,201
Total	$-	$64,174,996	$97,940,632	$162,115,628

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$45,130,877	$83,470,626	$128,601,503
Second lien debt		5,482,500	9,705,218	15,187,718
Total	$-	$50,613,377	$93,175,844	$143,789,221

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2017. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of September 30, 2017
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$79,662,990	Matrix Pricing	Senior Leverage	2.01x - 6.42x	4.32x
			Total Leverage	3.05x - 8.79x	5.33x
			Interest Coverage	0.99x - 4.89x	2.65x
			Debt Service Coverage	0.73x - 3.86x	2.06x
			TEV Coverage	1.36x - 4.52x	2.51x
			Liquidity	54.12% - 676.19%	133.85%
			Spread Comparison	400bps - 650bps	485bps

	324,441	Market Analysis	Senior Leverage	37.55x	37.55x
			Total Leverage	80.02x	80.02x
			Interest Coverage	(0.34)x	(0.34)x
			Debt Service Coverage	(0.28)x	(0.28)x
			TEV Coverage	0.13x	0.13x
			Liquidity	42.16%	42.16%
			Spread Comparison	550bps	550bps

Second lien debt	17,953,201	Matrix Pricing	Senior Leverage	4.58x - 6.86x	6.19x
			Total Leverage	4.58x - 6.86x	6.20x
			Interest Coverage	0.99x - 2.96x	1.92x
			Debt Service Coverage	0.73x - 2.40x	1.58x
			TEV Coverage	1.31x - 2.33x	1.86x
			Liquidity	32.50% - 214.20%	134.95%
			Spread Comparison	700bps - 1025bps	839bps

Total	$97,940,632

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2016. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of December 31, 2016
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$83,470,626	Matrix Pricing	Senior Leverage	2.74x - 5.66x	4.12x
			Total Leverage	2.94x - 9.82x	5.09x
			Interest Coverage	0.36x - 4.98x	2.59x
			Debt Service Coverage	0.28x - 3.76x	1.98x
			TEV Coverage	1.40x - 3.74x	2.57x
			Liquidity	21.13% - 1122.20%	151.61%
			Spread Comparison	400bps - 650bps	502bps

Second lien debt	9,705,218	Matrix Pricing	Senior Leverage	4.31x - 6.24x	5.65x
			Total Leverage	4.31x - 6.24x	5.65x
			Interest Coverage	0.61x - 3.32x	2.32x
			Debt Service Coverage	0.43x - 2.96x	1.96x
			TEV Coverage	1.46x - 2.67x	2.09x
			Liquidity	55.08% - 253.25%	145.54%
			Spread Comparison	700bps - 950bps	795bps

Total	$93,175,844

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the nine months ended September 30, 2017 and 2016 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Nine Months Ended September 30, 2017	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844
Transfers into Level 3	18,086,634	2,970,000	21,056,634
Transfers out of Level 3	(11,907,470)	(995,000)	(12,902,470)
Total gains:
Net realized gain(a)	445,302	(55,270)	390,032
Net unrealized depreciation(b)	(571,068)	(80,556)	(651,624)
New investments, repayments and settlements:(c)
Purchases	22,998,713	9,393,000	32,391,713
Settlements/repayments	(32,658,286)	(3,000,000)	(35,658,286)
Net amortization of premiums, discounts and fees	122,980	15,809	138,789
Fair Value as of September 30, 2017	$79,987,431	$17,953,201	$97,940,632

(a)	Included in net realized gain on the accompanying Statement of Operations for the nine months ended September 30, 2017.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the nine months ended September 30, 2017.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Nine Months Ended September 30, 2016	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2015	$18,885,005	$8,434,311	$27,319,316
Transfers into Level 3	21,730,349	995,000	22,725,349
Transfers out of Level 3	(7,954,014)	-	(7,954,014)
Total gains:
Net realized gain(a)	3,737	21,479	25,216
Net unrealized appreciation(b)	519,761	72,889	592,650
New investments, repayments and settlements:(c)
Purchases	34,546,363	4,686,181	39,232,544
Settlements/repayments	(857,927)	(1,010,000)	(1,867,927)
Net amortization of premiums, discounts and fees	99,605	17,285	116,890
Fair Value as of September 30, 2016	$66,972,879	$13,217,145	$80,190,024

(a)	Included in net realized (gain on our accompanying Statements of Operations for the nine months ended September 30, 2016.

(b)	Included in net change in unrealized appreciation on the accompanying Statements of Operations for the nine months ended September 30, 2016.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2017 and 2016, transfers from Level 2 to Level 3 were primarily due to increased or decreased price transparency.

Investment Activities

The Company held a total of 93 syndicated investments with an aggregate fair value of $162,115,628 as of September 30, 2017. During the nine months ended September 30, 2017, the Company invested in 42 new syndicated investments for a combined $70,731,883 and in existing investments for a combined $9,107,853. The Company also received $61,357,297 in repayments from investments during the period.

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

Investment Concentrations

As of September 30, 2017, the Company’s investment portfolio consisted of investments in 89 companies located in 27 states across 22 different industries, with an aggregate fair value of $162,115,628. The five largest investments at fair value as of September 30, 2017 totaled $19,534,092, or 12.05% of the Company’s total investment portfolio as of such date. As of September 30, 2017, the Company’s average investment by obligor was $1,739,606 at cost.

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

	September 30, 2017				December 31, 2016
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$142,857,544	88.30%	$143,157,427	88.31%	$127,561,961	89.43%	$128,601,503	89.44%
Second lien debt	18,925,800	11.70%	18,958,201	11.69%	15,084,690	10.57%	15,187,718	10.56%
Total Investments	$161,783,344	100.00%	$162,115,628	100.00%	$142,646,651	100.00%	$143,789,221	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
High Tech Industries	$30,351,861	18.72%	$13,240,417	9.21%
Healthcare & Pharmaceuticals	23,594,907	14.55	20,853,645	14.50
Services: Business	21,506,155	13.27	19,120,556	13.30
Chemicals, Plastics & Rubber	10,645,573	6.57	9,376,257	6.52
Wholesale	10,344,796	6.38	9,397,706	6.54
Banking, Finance, Insurance & Real Estate	9,088,026	5.61	11,152,639	7.76
Services: Consumer	7,671,707	4.73	5,119,535	3.56
Consumer Goods: Durable	5,995,255	3.70	4,983,998	3.47
Media: Advertising, Printing & Publishing	5,896,025	3.64	6,880,303	4.78
Aerospace & Defense	5,596,403	3.45	4,583,009	3.19
Beverage, Food & Tobacco	4,913,119	3.03	3,640,135	2.53
Hotel, Gaming & Leisure	4,359,854	2.69	4,436,934	3.09
Capital Equipment	3,963,083	2.44	3,469,425	2.41
Construction & Building	3,848,561	2.37	7,328,848	5.10
Consumer Goods: Non-durable	3,819,834	2.36	3,898,747	2.71
Media: Broadcasting & Subscription	2,442,557	1.51	2,443,826	1.70
Forest Products & Paper	2,003,609	1.24	2,022,500	1.41
Automotive	1,786,500	1.10	7,944,875	5.53
Utilities: Electric	1,384,032	0.85	1,485,028	1.03
Transportation: Cargo	1,286,595	0.79	985,000	0.68
Media: Diversified & Production	972,675	0.60	972,675	0.67
Containers, Packaging & Glass	644,501	0.40	453,163	0.31
	$162,115,628	100.00%	$143,789,221	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$43,630,492	26.91%	$37,826,147	26.31%
Midwest	30,416,209	18.76	28,974,175	20.15
Southeast	26,677,433	16.46	20,017,167	13.92
East	22,629,926	13.96	19,347,167	13.46
West	18,067,798	11.15	16,641,821	11.57
Southwest	14,961,208	9.23	16,393,504	11.40
Northwest	2,869,966	1.77	629,210	0.44
South	2,862,596	1.76	3,960,030	2.75
Total Investments	$162,115,628	100.00%	$143,789,221	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2017:

For the Fiscal Years Ending December 31:	Amount
2017	$407,245
2018	3,050,442
2019	3,378,915
2020	8,062,606
2021	39,736,676
Thereafter	108,160,226
Total contractual repayments	162,796,110
Adjustments to cost basis on debt investments(a)	(1,012,766)
Total Cost Basis of Investments Held at September 30, 2017:	$161,783,344

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three and nine months ended September 30, 2017, the Company recorded base management fees of $444,812 and $1,322,060, respectively, and waivers to the base management fees of $155,685 and $462,721, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2016, the Company recorded management fees of $327,577 and $856,763, respectively, and waivers to the management fees of $114,652 and $299,867 respectively, as set forth within the accompanying statements of operations.

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

For the three and nine months ended September 30, 2017, the Company recorded incentive fees related to net investment income of $309,149 and $733,773, respectively. Offsetting the incentive fees were waivers of the incentive fess of $273,477 and $654,847 for the three and nine months ended September 30, 2017, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2016, the Company recorded incentive fees of $231,638 and waivers to the incentive fees of $200,218, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2017, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2016, the Company recorded administrative fees of $66,250 and $198,750, respectively, and waivers to the administrative fees of $44,375 for both periods, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2017 and December 31, 2016 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2017	December 31, 2016
Net base management fee due to Adviser	$289,127	$254,066
Net incentive fee due to Adviser	35,672	65,823
Other expenses due to Adviser (a)	96,943	120,736
Total fees due to Adviser, net of waivers	421,742	440,625
Fee due to Administrator, net of waivers	66,250	21,875
Total Related Party Fees Due	$487,992	$462,500

(a)	Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Numerator for basic and diluted net increase in net assets resulting from operations per common share	$1,730,490	$1,927,525	$5,504,224	$3,837,530
Denominator for basic and diluted weighted average common shares	17,831,896	12,770,357	17,831,895	11,443,330
Basic and diluted net increase in net assets resulting from operations per common share	$0.10	$0.15	$0.31	$0.34

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

The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2016 of $5,144,149, or $0.35 per share. The tax character of the distributions declared and paid represented $4,798,829 from ordinary income, $103,499 capital gains, and $241,821 from tax return of capital. A portion of the distributions were reinvested in shares through the Company’s dividend reinvestment plan. During the nine months ended September 30, 2017, the Company declared and paid distributions of $3,744,698, or $0.21 per share. The tax character of the distributions declared and paid represented $3,606,521 from ordinary income and $138,177 from capital gains. The Company had aggregate distributions declared and paid to its shareholders for the nine months ended September 30, 2016 of $152,734, or $0.012 per share. We estimate that the full amount of the distributions declared and paid during such period will be characterized, for U.S. federal income tax purposes, as ordinary income.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2016. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S.federal tax returns for fiscal years 2015 and 2016 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three and nine months ended September 30, 2017 and 2016, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. As of September 30, 2017, $20,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of the Company’s common stock issued and outstanding as of each of September 30, 2017 and December 31, 2016 was 17,831,896 and 17,831,894, respectively.

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

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2017 and December 31, 2016:

Investment	Industry	September 30, 2017	December 31, 2016

Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 5.59% (Libor + 4.25%), maturity 5/12/20	Containers, Packaging & Glass	$178,333	$-
Dermatologists of Central States, Senior Secured Term Loan, 7.84% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	169,134	-
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.09% (Libor + 3.75%), maturity 9/30/24	Construction & Building	119,048	-
Ansira, Senior Secured Initial Term Loan, 7.84% (Libor + 6.50%), maturity 12/20/22	Media: Advertising, Printing & Publishing	113,346	-
Lipari, Senior Secured Term Loan A, 5.84% (Libor + 4.50%), maturity 10/1/22	Beverage, Food & Tobacco	-	290,698
Service Logic, Senior Secured Initial Term Loan, 6.30% (Libor + 5.00%), maturity 7/19/21	Services: Business	-	119,326
SRP, Senior Secured Term Loan, 7.84% (Libor + 6.50%), maturity 9/8/23	Wholesale	-	527,473
Allied Universal, Senior Secured Incremental Term Loan, 5.65% (Libor + 4.50%), maturity 7/28/22	Services: Business	-	162,914
CIBT Holdings, Senior Secured U.S. Term Loan, 6.40% (Libor + 5.25%), maturity 6/28/22	Services: Consumer	-	311,284
DiversiTech Corporation, Senior Secured Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 11/19/21	Construction & Building	-	627,027
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.20% (Libor + 5.00%), maturity 8/18/23	Healthcare & Pharmaceuticals	-	692,308

		$579,861	$2,731,030

Note 9. Financial Highlights

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Per Share Data:
Net asset value, beginning of period	$9.56	$9.63	$9.55	$9.45
Net investment income(a)	0.11	0.12	0.33	0.26
Net realized gain on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	(0.02)	0.02	(0.02)	0.06
Net increase in net assets resulting from operations	$0.09	$0.14	$0.31	$0.32

Effect of equity capital activity
Distributions to stockholders from net investment income	-	(0.01)	(0.20)	(0.01)
Distributions to stockholders from capital gains	-	-	(0.01)	-
Net asset value at end of period	$9.65	$9.76	$9.65	$9.76
Total return(c)(g)	3.14%	1.48%	3.25%	3.41%
Shares of common stock outstanding at end of period	17,831,896	14,680,630	17,831,896	14,680,630

Statement of Assets and Liabilities Data:
Net assets at end of period	$172,129,209	$143,323,297	$172,129,209	$143,323,297
Average net assets(d)	171,650,889	130,001,232	172,005,655	113,835,793

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.42%	2.08%	2.22%	2.37%
Ratio of net expenses to average net assets-annualized(f)	1.43%	0.98%	1.35%	1.73%
Ratio of net investment income (loss) to average net assets-annualized	4.68%	4.65%	4.54%	3.42%
Portfolio turnover(g)	12.03%	30.63%	41.02%	1.07%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain/loss for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through November 14, 2017, the date the quarterly report on Form 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which were syndicated loans as of September 30, 2017, was approximately $162,115,628 and held in 89 portfolio companies as of September 30, 2017. The fair value of our investments, all of which were syndicated loans as of December 31, 2016, was approximately $143,789,221 and held in 79 portfolio companies as of December 31, 2016.

During the nine months ended September 30, 2017, we invested in 42 new syndicated investments for a combined $70,731,883 and in existing investments for a combined $9,107,853. We also received $61,357,297 in repayments from investments. During the nine months ended September 30, 2016, the Company invested in 28 new syndicated investments for a combined $73,742,764 and $4,738,963 in existing investments. The Company also received $9,986,123 in repayments from investments and $986,294 from investments sold during the nine months. In addition, for the three and nine months ended September 30, 2017, we had a change in unrealized depreciation of approximately $328,689 and $810,286, respectively, and realized gains of $34,143 and $475,073, respectively. During the three and nine months ended September 30, 2016, we had a change in unrealized appreciation of approximately $375,577 and $878,400, respectively, and realized gains of $39,318 and $35,642, respectively.

Our investment activity for the nine months ended September 30, 2017 and 2016, is presented below:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Beginning investment portfolio, at fair value	$143,789,221	$61,378,152
Investments in new portfolio investments	70,731,883	73,742,764
Investments in existing portfolio investments	9,107,853	4,738,963
Principal repayments	(61,357,297)	(9,986,123)
Proceeds from investments sold	-	(986,294)
Change in premiums, discounts and amortization	179,181	130,770
Net unrealized (depreciation) appreciation on investments	(810,286)	878,401
Realized gain on investments	475,073	35,642
Ending portfolio investment activity, at fair value	$162,115,628	$129,932,275
Number of portfolio investments	93	76
Average investment amount, at cost	$1,739,606	$1,696,402
Percentage of investments at floating rates	100.00%	100.00%

As of September 30, 2017 and December 31, 2016, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2017 and through November 14, 2017, we invested $17,620,382 at cost in eight portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and nine months ended September 30, 2017 and 2016, is presented in the table below.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Total interest income from non-controlled/non- affiliated investments	$2,571,239	$1,810,166	$7,392,141	$4,333,380
Total other interest income	35,903	12,061	92,533	40,615
Total other income	36,146	7,948	97,608	25,261
Total investment income	$2,643,288	$1,830,175	$7,582,282	$4,399,256

Total investment income for the three months ended September 30, 2017 increased to $2,643,288 from $1,830,175 for the three months ended September 30, 2016, and was driven by our interest income from our increasing investment balance. Total investment income for the nine months ended September 30, 2017 increased to $7,582,282 from $4,399,256 for the nine months ended September 30, 2016, and was driven by our interest income from our increasing investment balance. As of September 30, 2017 and 2016, the size of our portfolio was $161,783,344 and $128,926,584 at amortized cost, respectively, with total principal amount outstanding of $162,796,110 and $130,449,894, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Base management fee(a)	$444,812	$327,577	$1,322,060	$856,763
Incentive fee(a)	309,149	231,638	733,773	231,638
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	48,750	45,000	146,250	135,000
Professional fees	139,085	125,825	326,822	523,107
Other expenses	39,368	(119,499)	132,758	74,971
Total expenses	1,047,414	676,791	2,860,413	2,020,229
Base management fee waivers(a)	(155,685)	(114,652)	(462,721)	(299,867)
Incentive fee waivers(a)	(273,477)	(200,218)	(654,847)	(200,218)
Administrative fee waivers(a)	-	(44,375)	-	(44,375)
Total expenses, net of waivers	$618,252	$317,546	$1,742,845	$1,475,769

(a)	Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended September 30, 2017 in comparison to the three months ended September 30, 2016 was driven by our increasing invested balance. For the three months ended September 30, 2017 and 2016, we accrued gross base management fees before waivers of $444,812 and $327,577, respectively. Offsetting those fees, we recognized base management fee waivers of $155,685 and $114,652, respectively. For the three months ended September 30, 2017 and 2016, we accrued incentive fees related to net investment income before waivers of $309,149 and $231,638, respectively. Offsetting those fees, we recognized incentive fee waivers of $273,477 and $200,218, respectively. Additionally, we accrued $66,250 of administrative fees for each of the three months ended September 30, 2017 and 2016. Offsetting those fees during the three months ended September 30, 2016, were base administrative fee waivers of $44,375. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended September 30, 2017 and 2016, we incurred professional fees of $139,085 and $125,825, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fees was driven by an increase in audit expenses during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. We also incurred expenses related to fees paid to our independent directors of $48,750 and $45,000 for the three months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2016, we received a rebate from Delaware related to the 2015 Delaware state corporate franchise tax of $145,828, which was included within other expenses within the Statement of Operations.

The increase in base management fees before waivers for the nine months ended September 30, 2017 in comparison to the nine months ended September 30, 2016 was driven by our increasing invested balance. For the nine months ended September 30, 2017 and 2016, we accrued gross base management fees before waivers of $1,322,060 and $856,763, respectively. Offsetting those fees, we recognized base management fee waivers of $462,721 and $299,867, respectively. For the nine months ended September 30, 2017 and 2016, we accrued incentive fees related to net investment income before waivers of $733,773 and $231,638, respectively. Offsetting those fees, we recognized incentive fee waivers of $654,847 and $200,218, respectively. Additionally, we accrued $198,750 of administrative fees for each of the nine months ended September 30, 2017 and 2016. Offsetting those fees during the nine months ended September 30, 2016, were base administrative fee waivers of $44,375. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers. From time to time, our expenses may include reimbursement to the Adviser or the Administrator for payment of certain of our expenses paid by the Adviser or the Administrator on our behalf.

During the nine months ended September 30, 2017 and 2016, we incurred professional fees of $326,822 and $523,107, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. We also incurred expenses related to fees paid to our independent directors of $146,250 and $135,000 for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2016, we received a rebate from Delaware related to the 2015 Delaware state corporate franchise tax of $145,828, which was included within other expenses within the Statement of Operations.

Realized and Unrealized Gains and Losses

We recognized $34,143 and $39,318 in net realized gains for the three months ended September 30, 2017 and 2016, respectively. We recognized $475,073 and $35,642 in net realized gains for the nine months ended September 30, 2017 and 2016, respectively.

Net change in unrealized (depreciation) appreciation on investments for the three and nine months ended September 30, 2017 and 2016 was as follows:

Type	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
First Lien Debt	$(175,850)	$276,009	$(739,659)	$748,859
Second Lien Debt	(152,839)	99,568	(70,627)	129,542
Net change in unrealized (depreciation) appreciation on investments	$(328,689)	$375,577	$(810,286)	$878,401

Net change in unrealized depreciation on investments during the three and nine months ended September 30, 2017 was primarily due to the reversal of previously appreciated investments due to full principal paydowns. Net change in unrealized appreciation on investments for the three and nine months ended September 30, 2016 was primarily due to an increase in performance of our portfolio companies and changes in the capital market conditions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of September 30, 2017 and December 31, 2016, we had cash of $18,567,470 and $30,566,068, respectively.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $8,253,922. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans. Net cash used in the operating activities for the nine months ended September 30, 2016 was $60,087,589. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of September 30, 2017 and December 31, 2016, we had four and seven investments with unfunded commitments of $579,861 and $2,731,030, respectively. We believe that, as of September 30, 2017 and December 31, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Beginning investment portfolio	$143,789,221	$61,378,152
Investments in new portfolio investments	70,731,883	73,742,764
Investments in existing portfolio investments	9,107,853	4,738,963
Principal repayments	(61,357,297)	(9,986,123)
Proceeds from sales of investments	-	(986,294)
Net unrealized (depreciation) appreciation on investments	(810,286)	878,401
Net realized gain on investments	475,073	35,642
Net change in premiums, discounts and amortization	179,181	130,770
Investment Portfolio, at Fair Value	$162,115,628	$129,932,275

Financing Activities

Net cash used in our financing activities for the nine months ended September 30, 2017 was $3,744,676 from distributions paid to our common stockholders. Net cash provided by our financing activities for the nine months ended September 30, 2016 was $37,847,266 from issuances of 3,929,831 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by a distribution of $152,734, or $0.012 per share.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to us. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. From time to time, we may seek to increase the amount of capital committed to the Company to make investments. As of September 30, 2017, $20,000,000 of total capital commitments remained unfunded by our investors.

The number of shares of our common stock issued and outstanding as of each of September 30, 2017 and December 31, 2016 was 17,831,896 and 17,831,894, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared or paid distributions of $3,744,698, or $0.21 per share during the nine months ended September 30, 2017. We declared and paid to our shareholders aggregate distributions for the nine months ended September 30, 2016 of $152,734, or $0.012 per share. This distribution was declared and recorded on September 20, 2016 and payable on September 23, 2016. We estimate that the full amount of the distributions declared and paid during such period will be characterized, for U.S. federal income tax purposes, as ordinary income.

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

Related Party Fees

For the three months ended September 30, 2017 and 2016, we recorded base management fees of $444,812 and $327,577, respectively. Offsetting these fees were waivers to the base management fees of $155,685 and $114,652, respectively, as set forth within the accompanying statements of operations.

For the nine months ended September 30, 2017 and 2016, we recorded base management fees of $1,322,060 and $856,763, respectively. Offsetting those fees were waivers to the base management fees of $462,721 and $299,867, respectively, as set forth within the accompanying statements of operations.

For the three months ended September 30, 2017 and 2016, we recorded incentive fees of $309,149 and $231,638, respectively. Offsetting these waivers to the incentive fees of $273,477 and $200,218, respectively, as set forth within the accompanying statements of operations. For the nine months ended September 30, 2017 and 2016, we recorded incentive fees of $733,773 and $231,638, respectively. Offsetting these waivers to the incentive fees of $654,847 and $200,218, respectively, as set forth within the accompanying statements of operations.

For each of the three months ended September 30, 2017 and 2016, we recorded administrative fees of $62,500, respectively. Offsetting those fees, we recorded waivers of the administrative fees of $44,375 for the three months ended September 30, 2016, as set forth within the accompanying statements of operations. For each of the nine months ended September 30, 2017 and 2016, we recorded administrative fees of $198,750, respectively. Offsetting those fees, we recorded waivers of the administrative fees of $44,375 for the nine months ended September 30, 2016, as set forth within the accompanying statements of operations.

Fees due to related parties as of September 30, 2017 and December 31, 2016 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2017	December 31, 2016
Net base management fee due to Adviser	$289,127	$254,066
Net incentive fee due to Adviser	35,672	65,823
Other expenses due to Adviser (a)	96,943	120,736
Total fees due to Adviser, net of waivers	421,742	440,625
Fee due to Administrator, net of waivers	66,250	21,875
Total Related Party Fees Due	$487,992	$462,500

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

Organization and Offering Expenses

We incurred offering costs of $145,358 in prior periods. Our offering costs included legal fees and other costs pertaining to the preparation of the Registration Statement and sale of our shares of common stock. We capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. We did not amortize offering costs during the three and nine months ended September 30, 2017. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $36,339 and $72,679 for the three and nine months ended September 30, 2016.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2017, we had four investments with unfunded commitments of $579,861. As of December 31, 2016, we had seven investments with unfunded commitments of $2,731,030. We believe that, as of September 30, 2017 and December 31, 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2017 and December 31, 2016, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

Assuming that the accompanying statement of assets and liabilities as of September 30, 2017 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 100 basis points	(539,475)
Up 100 basis points	1,629,332
Up 200 basis points	3,255,922
Up 300 basis points	4,883,883

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Audax Credit BDC Inc.

Date: November 14, 2017	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 14, 2017	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

