Form 10-K
period 2017-12-31
Audax Credit BDC Inc.
filed 2018-03-16
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12 b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of December 31, 2017, there was no established public market for the registrant’s common stock. The registrant had 21,988,238 shares of common stock, par value $0.001 per share, issued and outstanding as of March 16, 2018.

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

Although we have no present intention of doing so, we may decide to incur indebtedness for the purpose of funding investments and for general corporate purposes, which we refer to as “leverage.” If we do incur leverage in the near term, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Specifically, as a BDC we are only allowed to borrow amounts such that our asset coverage meets the requirements of the 1940 Act, currently at least 200% after such borrowing.  In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

Like bank loans, most loans in which we invest are not rated by any rating agency. If they were rated, they would be rated as below investment grade quality. Loans rated below investment grade quality, which are often referred to as “junk” loans, are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk of volatility or loss of principal. To the extent we make investments with a deferred interest feature such as market discount, debt instruments with PIK interest and OID securities, the higher interest rates on these investments may reflect the payment deferral and an increased credit risk associated with such instruments.

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. While the London Interbank Offered Rate, or LIBOR, is the most commonly used base rate, we also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as a “LIBOR Floor.” This feature, which first appeared in the debt markets in 2008, sets a minimum rate to be used as the LIBOR or prime rate component of the loan’s interest rate calculation. As of December 31, 2017, LIBOR Floors in our loan agreements ranged from 1.00% to 1.25% per annum, as compared to the one-month and three-month LIBOR of 1.56% and 1.69%, respectively, on such date.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2017, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 1.0%.

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

More favorable terms than broadly syndicated loans. We believe the market dynamics described above enable us to negotiate more conservative loan structures, with lower leverage, than comparable broadly syndicated loans.

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

Compounding the impact of bank consolidation for U.S. middle-market borrowers, several large independent specialty finance lenders have been acquired or have exited the business. Furthermore, we believe that banks have come to depend more on the activities of private equity groups to generate leveraged loan activity. As the number and size of private equity funds has grown, the size of leveraged buyout transactions and related financing arrangements have increased commensurately. This has contributed, in turn, to pressure on banks to seek ever-larger transactions to generate fees and increase demand for other banking services. In our view, the consolidation of available lenders and the period of dislocation in the credit markets following the 2008 downturn resulted in higher yields and more conservative capital structures for middle-market companies, resulting in attractive lending opportunities for investors in middle-market loans.

We believe the focus of many senior loan investment strategies and of high yield managers with bank loan allocations is to acquire easily accessible broadly syndicated loans. Below we outline the key distinctions between middle-market loans and broadly syndicated loans.

Middle-market loans generally earn a premium over broadly syndicated loans. From January 1997 through December 2017, the loan spread premium of middle-market loans over broadly syndicated loans ranged between -5 basis points and 191 basis points. Over that same period, the average spread of middle-market loans was 85 basis points higher than the average spread of broadly syndicated loans. As of December 31, 2017, the interest rate spread gap was near historically wide levels, with middle-market loans earning on average 191 basis points more than broadly syndicated loans during the twelve months ending December 31, 2017.

Middle-market loans generally benefit from lower leverage. Over the period from 1999 through the end of 2017, the difference in the ratio of total debt to EBITDA for middle-market and broadly syndicated loans generally ranged between 0.1x and 0.9x. On average, the total debt to EBITDA ratio for middle-market loans was 0.6x lower than broadly syndicated loans during that 18-year period.

Middle-market loans have had higher recovery rates than broadly syndicated loans and bonds. Between 1987 and 2009, defaulted middle-market loans had an average recovery rate of 86%, compared to 81% for broadly syndicated loans and 64% for senior secured bonds. The largest portion of the high yield debt market, senior subordinated notes, had a 29% recovery rate during the same period. We believe these higher recovery rates resulted from more conservative capital structures and loan documentation used for middle-market loans.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of collateral loan obligations and other structured loan funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us and pending regulatory changes may enable such competitors to increase their use of leverage. In addition, some of our competitors have higher risk tolerances or different risk assessments than we do, which allows them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes and the Code imposes on us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

The principals of our Adviser responsible for its senior debt advisory activities have worked together at Audax Group and previously at General Electric Capital Corporation for more than 20 years, during which time they have focused on investing in senior debt issued by private middle-market companies and have invested in excess of $10.1 billion through multiple cycles. We believe that we benefit from our Adviser’s experience in originating investments for us and, (to the extent permitted by the 1940 Act and any exemptive relief that the Adviser may seek from the U.S. Securities and Exchange Commission, or the SEC), co-investment opportunities.

From its inception in 2007 through the end of December 31, 2017, the senior debt business of our Adviser, or Audax Senior Debt, invested $10.1 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the mezzanine debt and private equity businesses of Audax Group, together hold investments in over 240 middle-market companies across a wide variety of industries as of December 31, 2017.

Specifically, we believe Audax Senior Debt and the Audax Group platform provide advantages in sourcing transactions, accessing proprietary due diligence (subject to applicable confidentiality obligations), and leveraging the lengthy investing experience of the senior members of the Audax Group investment team.

•	Sourcing—Audax Group’s mezzanine and private equity teams often get an early look at prospective middle-market merger and acquisition, or M&A, transactions in the early stages of a sale process. Given this early insight into middle-market sale transactions, our Adviser can often evaluate investment opportunities before many of its competitors. Since most of these M&A transactions have a senior debt component, we believe the Adviser’s investment team often becomes aware of senior debt lending opportunities well before other firms.

•	Due diligence— As of December 31, 2017, Audax Group held over 240 portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.

•	Investing experience—As of December 31, 2017, the Co-CEOs and 26 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 24 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2017, the Audax Group platform sourced 5,405 senior debt investment opportunities and ultimately invested $10.2 billion in 514 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to exploit opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2017, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of the Company’s loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 4.06x and an average interest rate spread of 5.00%, which is the difference between the interest rate on the Company’s loan and the interest rate on the comparable risk-free instrument, typically the three-month LIBOR. We believe both of these measures compare favorably to broadly syndicated and other middle- market loans that have come to market during the same period.

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

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select second lien loans by making investments generally in the range of $1.0 million to $4.0 million in privately owned, U.S. based middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2017 and 2016, as well as the top ten industries in which we were invested as of December 31, 2017 and 2016, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2017
Portfolio Company	Fair Value	Percentage of Total Investments
Pelican Products	$3,992,904	2.17%
Masergy	3,989,999	2.16
CoAdvantage	3,955,125	2.15
Beaver-Visitec	3,933,962	2.13
Sungard Public Sector	3,482,500	1.89
Sparta	3,473,793	1.88
Help/Systems	3,473,417	1.88
Syncsort	3,429,425	1.86
SRP	3,419,219	1.85
Restaurant Technologies	3,163,861	1.72
	$36,314,205	19.69%

	December 31, 2016
Portfolio Company	Fair Value	Percentage of Total Investments
Caliber Collision	$4,014,725	2.79%
Beaver-Visitec	3,504,342	2.44
Systems Maintenance Services	3,015,000	2.10
Inst. Shareholder Services	2,992,500	2.08
Integro Insurance Brokers	2,985,708	2.08
Insight Global	2,982,960	2.07
MedRisk	2,977,500	2.07
Mediware	2,970,056	2.07
TruckHero	2,970,056	2.07
Idera	2,970,004	2.07
	$31,382,851	21.84%

	December 31, 2017
Industry	Fair Value	Percentage of Total Investments
High Tech Industries	$32,398,704	17.58%
Healthcare & Pharmaceuticals	28,334,560	15.37
Services: Business	24,518,045	13.30
Banking, Finance, Insurance & Real Estate	11,897,057	6.45
Wholesale	10,790,204	5.85
Chemicals, Plastics & Rubber	10,370,785	5.63
Services: Consumer	7,841,311	4.25
Consumer Goods: Non-durable	6,677,795	3.62
Consumer Goods: Durable	5,987,792	3.25
Capital Equipment	5,966,335	3.24
	$144,782,588	78.54%

	December 31, 2016
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$20,853,645	14.50%
Services: Business	19,120,556	13.30
High Tech Industries	13,240,417	9.21
Banking, Finance, Insurance & Real Estate	11,152,639	7.76
Wholesale	9,397,706	6.54
Chemicals, Plastics & Rubber	9,376,257	6.52
Automotive	7,944,875	5.53
Construction & Building	7,328,848	5.10
Media: Advertising, Printing & Publishing	6,880,303	4.78
Services: Consumer	5,119,535	3.56
	$110,414,781	76.80%

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

Advisory and Administrative Services

We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. No compensation is paid directly by us to any interested director or executive officer of the Company. We pay our Adviser our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Messrs. Magid and McGonigle, as Managing Directors, have general oversight responsibility for Audax Senior Debt. Mr. McGonigle joined Audax Group in 2007 and manages the activities of Audax Senior Debt. He has over 27 years of experience in sourcing, underwriting, and managing the type of loans and other securities purchased by Audax Senior Debt. Mr. McGonigle leads a team of ten seasoned debt investment professionals. In addition, the Audax Senior Debt team is supported by experienced finance, accounting, legal, operations and investor relations professionals as a part of the Audax Group platform and the Administrator’s proposed services to the Company. Our Adviser may hire additional investment professionals in the future.

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

Some of the income that we might otherwise earn, such as certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not be qualifying income under the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities generally will be required to incur U.S. federal income tax as well as may be required to pay state or local tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not currently receive cash in respect of such income. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances), we must include in income each taxable year a portion of the OID that accrues over the life of the instrument, regardless of whether cash in respect of such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as contractual PIK interest (which represents contractual interest added to the loan balance and due at the end of the loan term) and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any OID or other amounts accrued is included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current taxable year, instead of upon disposition, as an election not to do so could limit our ability to deduct interest expense for tax purposes.

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

If an investor purchases the Shares shortly before the record date of a distribution, the price of the Shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of the investor’s investment.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of the stockholder’s Shares. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the Common Stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held the Shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of the Shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received or undistributed capital gain deemed received, with respect to such Shares. In addition, all or a portion of any loss recognized upon a disposition of the Shares may be disallowed if other Shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the Common Stock acquired will be increased to reflect the disallowed loss.

In general, individual and other non-corporate U.S. stockholders currently are subject to a maximum federal income tax rate of either 15% or 20%, depending on whether the stockholder’s income exceeds certain threshold amounts, on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in the Shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our Common Stock) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders incurring net capital losses for a taxable year (i.e., capital losses in excess of capital gains) generally may currently deduct up to $3,000 of such losses against their ordinary income each taxable year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent taxable years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a taxable year, but may carry back such losses for three taxable years or carry forward such losses for five taxable years.

For any period that we are not considered to be a “publicly offered regulated investment company” within the meaning of Section 67 of the Code, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional dividend to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, will be deductible only to individuals to the extent they exceed 2% of such a stockholder’s adjusted gross income after 2025 and will not be deductible at all before then, are not deductible for AMT purposes and are subject to the overall limitation on itemized deductions under Section 68 of the Code. A publicly offered regulated investment company is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the Securities Act of 1933, as amended, or the Securities Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the foreseeable future.

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

We may be required to withhold federal income tax, or backup withholding, currently at a rate of 24%, from all distributions to any U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number generally is his or her social security number. Backup withholding is not an additional tax. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, so long as proper information is provided to the IRS.

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

However, certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the Non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. In the case of Shares held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a distribution derived from qualified net interest income or qualified short-term capital gain. Moreover, depending on the circumstances, we may report all, some or none of our potentially eligible distributions as derived from such qualified net interest income or as qualified short-term capital gains, or treat such distributions, in whole or in part, as ineligible for this exemption from withholding.

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

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. As a corporation, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2017, 2016 and 2015. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2017, 2016 and 2015.

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

Senior Securities

While there is no present intention to do so, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Shares if our asset coverage complies with the requirements of the 1940 Act, currently, this means that our asset coverage must be at least equal to 200% immediately after each such issuance of indebtedness. As defined in the 1940 Act, asset coverage of 200% means that for every $100 of net assets we hold, we may raise up to $100 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.

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

We invest primarily in senior secured debt instruments, including “one-stop” or “unitranche” senior secured loans, of privately owned U.S. companies with approximately $10 to $75 million of annual EBITDA, with a focus on transactions sourced through the network of our Adviser. We intend to invest at least 80% of our net assets, plus the amount of any borrowings, in credit instruments.

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

Many of our portfolio companies are susceptible to economic or industry centric slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing investments in senior secured debt. Economic slowdowns or recessions may further decrease the value of our collateral and result in losses of value in our portfolio and a material decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by our lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and materially harm our operating results.

From late 2007 until early 2009, global credit and other financial markets suffered substantial stress and disruption, significantly diminishing overall confidence in the debt and equity markets. While financial conditions have since recovered, any new period of market disruption may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. There is a risk of increased portfolio company defaults due to a general increase in interest rates since our portfolio includes a high percentage of floating rate investments.

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

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

Additionally, in July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. At this time, it is not possible to predict the effect of this announcement as there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

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

We were formed on January 29, 2015 and are the first BDC to be advised by our Adviser. As a result, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective. We take time to invest capital in part because extending loans to middle-market borrowers requires substantial due diligence and structuring. We will invest any uninvested cash that we hold in short-term investments, such as cash and cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As a result, we earn yields substantially lower than the interest income that we receive in respect of loans to middle-market borrowers, and our distributions, if any, may be lower than the distributions that may be paid when our portfolio is fully invested.

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

We are subject to risks associated with cybersecurity and cyber incidents.

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers. We, along with our Adviser, have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Our Adviser and its affiliates filed an application with the SEC seeking exemptive relief that would permit us to invest alongside them subject to certain conditions. There is no assurance that such relief will be granted.

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

Risks Related to our Election to be Regulated as a BDC and Subject to Tax as a RIC

We are regulated as a BDC, and we have elected to be treated as a RIC under the Code. Accordingly, you should carefully consider the risks below.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (1) continuously offered pursuant to a public offering, (2) regularly traded on an established securities market or (3) held by at least 500 persons at all times during the taxable year. We do not expect to qualify as a publicly offered RIC for any period. As a result, a non-corporate U.S. stockholder’s allocable portion of our affected expenses will be treated as an additional deemed distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate U.S. stockholders, including individuals, trusts and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC. In particular, for taxable years beginning after 2025, these expenses, referred to as miscellaneous itemized deductions, are deductible to a U.S. individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, are not deductible for AMT purposes and are subject to the overall limitation on itemized deductions under Section 68 of the Code. For taxable years beginning after 2017 and prior to 2026, miscellaneous itemized deductions are disallowed in their entirety.

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

Significant U.S. federal tax legislation was recently enacted and the impact of this new legislation on us and on entities in which we may invest is uncertain.

Significant U.S. federal tax reform legislation was recently enacted that, among many other changes, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The new legislation also makes extensive changes to the U.S. international tax system. The impact of this new legislation on us and on entities in which we may invest is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. However, the current presidential administration has announced its intention to repeal, amend or replace certain portions of the Dodd-Frank Act and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act might be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders. Accordingly, we are continuing to evaluate the effect the Dodd-Frank Act or implementing its regulations or any repeal or revision thereto will have on our business, financial condition and results of operations.

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

Holders

As of March 16, 2018, we had two stockholders of record.

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

The following table summarizes our distributions declared during the fiscal year ended December 31, 2017:

Date Declared	Record Date	Payment Date	Distribution per Share
May 30, 2017	May 31, 2017	June 7, 2017	$0.210
December 7, 2017	December 11, 2017	December 14, 2017	$0.260
Total Declared during the year ended December 31, 2017			$0.470

The following table summarizes our distributions declared during the fiscal year ended December 31, 2016:

Date Declared	Record Date	Payment Date	Distribution per Share
September 20, 2016	September 20, 2016	September 23, 2016	$0.012
December 7, 2016	December 9, 2016	December 16, 2016	$0.340
Total Declared during the year ended December 31, 2016			$0.352

The distributions declared during the year ended December 31, 2017, were derived from $0.43 of net investment income, $0.03 capital gains, and $0.01 return of capital. The distributions declared during the year ended December 31, 2016, were derived from $0.33 of net investment income, $0.01 capital gains, and $0.01 return of capital.

The fund will notify shareholders of amounts for use in preparing 2017 income tax forms in January 2018. The following information is provided pursuant to provisions of the Internal Revenue Code. The Company designates $780,112 as capital gain dividends paid during the fiscal year ended December 31, 2017.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2017:

Date of Sale	Shares Sold	Aggregate Offering Price
November 22, 2017	2,055,498	$20 million
December 28, 2017	2,100,840	20 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2016:

Date of Sale	Shares Sold	Aggregate Offering Price
June 29, 2016	1,977,107	$19 million
September 29, 2016	1,952,724	19 million
December 16, 2016	3,151,261	30 million

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2017 and 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015 were derived from our accompanying audited financial statements and notes to the financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying financial statements, notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period January 29, 2015 (Date of Inception) through December 31, 2015

Statement of Operations Data:
Income
Total investment income	$10,458,491	$6,680,610	$1,067,351
Expenses
Net expense	2,432,209	1,968,202	1,545,954
Net investment income (loss)	8,026,282	4,712,408	(478,603)
Net realized gain (loss) on investments	696,970	147,586	(11,186)
Net change in unrealized appreciation on investments	(981,966)	1,015,280	127,290
Net increase (decrease) in net assets resulting from operations	$7,741,286	$5,875,274	$(362,499)

Per Share Data:
Net investment income (loss) per common share - basic and diluted (a)	$0.44	$0.38	$(0.20)
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted (a)	0.43	0.47	(0.15)
Distributions declared per common share	0.35	0.35	0.04

Statement of Assets and Liabilities Data:
Total assets	$214,489,673	$174,746,775	$104,866,342
Total liabilities	5,294,097	4,377,114	3,227,841
Net assets	209,195,576	170,369,661	101,638,501
Net asset value per common share	9.51	9.55	9.45
Common shares outstanding	21,988,238	17,831,894	10,750,799
Weighted common shares outstanding - basic and diluted	18,080,178	12,394,838	2,417,383

Other Data:
Number of portfolio investments	102	83	43
Average investment amount (b)	$1,805,643	$1,718,634	$1,474,404
Percentage of new investments at floating rates (b)	100.00%	100.00%	100.00%

(a) Per share data is based on weighted average common stock outstanding for both basic and diluted.

(b) Based on cost of investments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this annual report.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which were syndicated loans as of December 31, 2017, was approximately $184,336,177 and held in 96 portfolio companies as of December 31, 2017. The fair value of our investments, all of which were syndicated loans as of December 31, 2016, was approximately $143,789,221 and held in 79 portfolio companies as of December 31, 2016.

During the year ended December 31, 2017, we purchased $131,131,217 in investments, and we had $87,502,962 in debt repayments by existing portfolio companies, and $3,022,500 in sales of securities of portfolio companies. During the year ended December 31, 2016, we purchased $107,567,640 in investments, and we had $25,530,732 in debt repayments by existing portfolio companies, and $986,294 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2017, we had a change in unrealized depreciation of approximately $981,966 and realized gains of $696,970, and for the year ended December 31, 2016, we had a change in unrealized appreciation of approximately $1,015,280 and realized gains of $147,586.

Our investment activity for the years ended December 31, 2017 and 2016, is presented at fair value below:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Beginning investment portfolio, at fair value	$143,789,221	$61,378,152
Investments in new portfolio investments	118,525,874	102,828,675
Investments in existing portfolio investments	12,605,343	4,738,965
Principal repayments	(87,502,962)	(25,530,732)
Proceeds from investments sold	(3,022,500)	(986,294)
Change in premiums, discounts and amortization	226,197	197,589
Net unrealized (depreciation) appreciation on investments	(981,966)	1,015,280
Realized gain on investments	696,970	147,586
Ending portfolio investment activity, at fair value	$184,336,177	$143,789,221
Number of portfolio investments	102	83
Average investment amount, at cost	$1,805,643	$1,718,634
Percentage of investments at floating rates	100.00%	100.00%

As of December 31, 2017 and 2016, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2017 through March 16, 2018, we have invested $24,151,915 at cost in 21 different portfolio companies.

RESULTS OF OPERATIONS

Comparisons of the Fiscal Year Ended December 31, 2017, to the Fiscal Year Ended December 31, 2016

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the years ended December 31, 2017 and 2016, is presented in the table below:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Total interest income from non-controlled/non- affiliated investments	$10,230,173	$6,581,287
Total other interest income	110,905	49,176
Total other income	117,413	50,147
Total investment income	$10,458,491	$6,680,610

Total investment income for the years ended December 31, 2017 increased to $10,458,491 from $6,680,610 for the year ended December 31, 2016, and was driven by our interest income from our increasing investment balance. As of December 31, 2017 and 2016, the size of our portfolio was $184,175,573 and $142,646,651 at amortized cost, respectively, with total principal amount outstanding of $185,203,575 and $144,224,951, respectively.

Expenses

Total expenses net of waivers for the years ended December 31, 2017 and 2016, were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Base management fee(a)	$1,798,651	$1,247,634
Incentive fee(a)	1,109,367	505,174
Administrative fee(a)	265,000	265,000
Directors' fees	195,000	180,000
Professional fees	458,855	625,951
Other expenses	197,066	109,215
Total expenses	4,023,939	2,932,974
Base management fee waivers(a)	(629,527)	(436,672)
Incentive fee waivers(a)	(962,203)	(439,350)
Administrative fee waivers(a)	-	(88,750)
Total expenses, net of waivers	$2,432,209	$1,968,202

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the year ended December 31, 2017 in comparison to the year ended December 31, 2016 was driven by our increasing invested balance. For the year ended December 31, 2017 and 2016, we accrued gross base management fees before waivers of $1,798,651 and $1,247,634, respectively. Offsetting those fees, we recognized base management fee waivers of $629,527 and $436,672, respectively. For the years ended December 31, 2017 and 2016, we accrued incentive fees related to net investment income before waivers of $1,072,081 and $505,174, respectively. Offsetting those fees during the periods were incentive fee waivers of $949,774 and $439,350, respectively. For the year ended December 31, 2017, we accrued incentive fees related to capital gains before waivers of $37,286. Offsetting those fees during the period was incentive fee waivers of $12,429. We did not accrue incentive fees or waivers related to capital gains during the year ended December 31, 2016. Additionally, we accrued $265,000 of administrative fees for the years ended December 31, 2017 and 2016. Offsetting those fees during the year ended December 31, 2016 were base administrative fee waivers of $88,750. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the years ended December 31, 2017 and 2016, we incurred professional fees of $458,855 and $625,951, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fess was driven by a decrease in legal expenses during the year ended December 31, 2017. We also incurred expenses related to fees paid to our independent directors of $195,000 and $180,000 for the year ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, we incurred other expenses of $197,066 and $109,215, respectively. The increase in other expenses was driven by a rebate from Delaware related to the 2015 Delaware state corporate franchise tax of $145,828 we received during the year ended December 31, 2016, which was included within other expenses within the Statement of Operations.

Realized and Unrealized Gains and Losses

We recognized $696,970 in net realized gains for the year ended December 31, 2017. We recognized $147,586 in net realized gains for the year ended December 31, 2016.

Net change in unrealized (depreciation) appreciation on investments for the years ended December 31, 2017, and 2016, is presented in the table below, was as follows:

Type	Year Ended December 31, 2017	Year Ended December 31, 2016
First Lien Debt	$(898,848)	$969,256
Second Lien Debt	(83,118)	46,024
Net change in unrealized (depreciation) appreciation on investments	$(981,966)	$1,015,280

Comparisons of the Year Ended December 31, 2016 and the period January 29, 2015 (date of inception) through December 31, 2015

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2017 and 2016, we had cash of and $29,721,559 and $30,566,068, respectively.

Operating Activities

Net cash used in the operating activities for the year ended December 31, 2017 was $31,929,138. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in the operating activities for the year ended December 31, 2016 was $75,445,194. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in operating activities for the period January 29, 2015 (date of inception) through December 31, 2015 was $58,845,624. The primary operating activity during this period was investments in portfolio companies. This was partially offset by an increase in payable for investments purchased.

As of December 31, 2017 and 2016, we had ten and seven investments with unfunded commitments of and $3,715,461 and $2,731,030, respectively. We believe that, as of December 31, 2017 and 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the year ended December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Beginning investment portfolio	$143,789,221	$61,378,152
Investments in new portfolio investments	118,525,874	102,828,675
Investments in existing portfolio investments	12,605,343	4,738,965
Principal repayments	(87,502,962)	(25,530,732)
Proceeds from sales of investments	(3,022,500)	(986,294)
Net unrealized (depreciation) appreciation on investments	(981,966)	1,015,280
Net realized gain on investments	696,970	147,586
Net change in premiums, discounts and amortization	226,197	197,589
Investment Portfolio, at Fair Value	$184,336,177	$143,789,221

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2017 was $31,084,629 from issuances of 4,156,344 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $0.24 or $0.22 per share. Net cash provided by our financing activities for the year ended December 31, 2016 was $62,855,886 from issuances of 7,081,091 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $5,144,114 or $0.35 per share. Net cash provided by our financing activities for the period January 29, 2015 (date of inception) through December 31, 2015 was $102,001,000 from issuances of 10,750,799 of the Shares to our stockholders, in connection with our capital calls during the period and the initial purchase of the Shares by Audax Group, L.P.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to us. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of December 31, 2017, $80,000,000 of total capital commitments remained unfunded by our investors.

The number of Shares issued and outstanding as of December 31, 2017, 2016 and 2015 were 21,988,238, 17,831,894, and 10,750,799, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2017, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015:

	Common stock shares in issue
	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period January 29, 2015 (Date of Inception) through December 31, 2015

Shares in issue, beginning of period	17,831,894	10,750,799	-
Common stock issued ($40,000,000 and $68,000,000, respectively )	4,156,339	7,081,091	10,723,259
Issuance of common shares in connection with dividend reinvestment plan ($50 and $35, respectively)	5	4	27,540
Shares in issue, end of period	21,988,238	17,831,894	10,750,799

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Unfunded commitments(1)	$3,715,461	3,715,461	—	—	$—
Total contractual obligations	$3,715,461	3,715,461	—	—	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2017. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2017.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2017, we made two distributions totaling $8,915,421, or $0.47 per Share. During the year ended December 31, 2016, we made two distributions totaling $5,144,149, or $0.35 per Share. During the period January 29, 2015 (date of inception) through December 31, 2015, we made one distribution of $259,976, or $0.04 per Share. The following tables provide the details of each distribution for the year ended December 31, 2017 and 2016.

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year	May 30, 2017	May 31, 2017	June 7, 2017	$0.210
Ended 2017	December 7, 2017	December 11, 2017	December 14, 2017	$0.260

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year	September 20, 2016	September 20, 2016	September 23, 2016	$0.012
Ended 2016	December 7, 2016	December 9, 2016	December 16, 2016	$0.340

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

Related Party Fees

For the year ended December 31, 2017, the Company recorded base management fees of $1,798,651 and waivers to the base management fees of $629,527, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded base management fees of $1,247,634 and waivers to the base management fees of $436,672, as set forth within the accompanying statements of operations. For the period January 29, 2015 (date of inception) through December 31, 2015, we recorded base management fees and waivers to the base management fees of $257,205 and $90,022, respectively.

For the year ended December 31, 2017, the Company recorded incentive fees of $1,109,367 and waivers to the incentive fees of $962,203, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded incentive fees of $505,174 and waivers to the incentive fees of $439,350, as set forth within the accompanying statements of operations. The Company did not accrue or waive any incentive fee for the period January 29, 2015 (date of inception) through December 31, 2015 within the accompanying statements of operations.

For the year ended December 31, 2017, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded administrative fees of $265,000 and waivers to the administrative fees of $88,750, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $265,000 for the period January 29, 2015 (date of inception) through December 31, 2015.

Fees due to related parties as of December 31, 2017 and 2016 on our accompanying statements of assets and liabilities were as follows:

	December 31, 2017	December 31, 2016
Net base management fee due to Adviser	$309,784	$254,066
Net incentive fee due to Adviser	68,237	65,823
Other expenses due to Adviser (a)	153,034	120,736
Total fees due to Adviser, net of waivers	531,055	440,625
Fee due to Administrator, net of waivers	66,250	21,875
Total Related Party Fees Due	$597,305	$462,500

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

Organization and Offering Expenses

We incurred offering costs of $145,358 in prior periods. Our offering costs included legal fees and other costs pertaining to the preparation of the Registration Statement and sale of our shares of common stock. We capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. We did not amortize offering costs during the year ended December 31, 2017. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $72,679 for the year ended December 31, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2017, we had ten investments with unfunded commitments of $3,715,461. As of December 31, 2016, we had seven investments with unfunded commitments of $2,731,030. We believe that, as of December 31, 2017 and 2016, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2017, all of our investments included variable rates or variable rates with a floor.

Assuming that the accompanying statement of assets and liabilities as of December 31, 2017 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 100 basis points	(1,042,511)
Up 100 basis points	1,852,036
Up 200 basis points	3,704,071
Up 300 basis points	5,556,107

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not reflect potential changes in the credit market, credit quality, size and composition of the assets on the Consolidated Statements of Assets and Liabilities and other business developments that could affect our net increase in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Report of Independent of Registered Public Accounting Firm	70
Statements of Assets and Liabilities as of December 31, 2017 and 2016	71
Statements of Operations for the Years Ended December 31, 2017, 2016 and the period January 29, 2015 (date of inception) to December 31, 2015	72
Statements of Changes in Net Assets for the Years Ended December 31, 2017, 2016 and the period January 29, 2015 (date of inception) to December 31, 2015	73
Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and the period January 29, 2015 (date of inception) to December 31, 2015	74
Schedules of Investments as of December 31, 2017 and 2016	75
Notes to Financial Statements	79

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Audax Credit BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2017 and the period from January 29, 2015 (date of inception) to December 31, 2015, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2017and the period from January 29, 2015 (date of inception) to December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2015.

New York, NY

March 16, 2018

Audax Credit BDC Inc.
Statements of Assets and Liabilities
December 31, 2017 and December 31, 2016
(Expressed in U.S. Dollars)

	December 31, 2017	December 31, 2016
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $184,175,573 and $142,646,651, respectively)	$184,336,177	$143,789,221
Cash and cash equivalents	29,721,559	30,566,068
Interest receivable	429,426	383,771
Receivable from bank loan repayment	-	6,773
Other assets	2,511	942

Total assets	$214,489,673	$174,746,775

Liabilities
Accrued expenses and other liabilities	$238,821	$199,175
Fee due to administrator(a)	66,250	21,875
Fees due to investment advisor, net of waivers(a)	531,055	440,625
Payable for investments purchased	4,457,971	3,715,439

Total liabilities	$5,294,097	$4,377,114
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 21,988,238 and 17,831,894 shares issued and outstanding, respectively	$21,989	$17,832
Capital in excess of par value	209,266,921	169,483,511
Accumulated net appreciation on investments	160,604	1,142,570
Distributions in excess of net investment income	(253,938)	(274,252)
Total Net Assets	$209,195,576	$170,369,661

Net Asset Value per Share of Common Stock at End of Period	$9.51	$9.55

Shares Outstanding	21,988,238	17,831,894

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Commitments and Contingencies for additional information

Audax Credit BDC Inc.
Statements of Operations
For Years Ended December 31, 2017, 2016 and the period January 29, 2015 (Date of Inception) to December 31, 2015
(Expressed in U.S. Dollars)

			For the period
			January 29, 2015
	Year Ended	Year Ended	(date of inception) through
	December 31, 2017	December 31, 2016	December 31, 2015

Investment Income
Interest income
Non-Control/Non-Affiliate	$10,230,173	$6,581,287	$1,060,356
Other	110,905	49,176	6,995
Total interest income	10,341,078	6,630,463	1,067,351
Other income
Non-Control/Non-Affiliate	117,413	50,147	-
Total income	10,458,491	6,680,610	1,067,351

Expenses
Base management fee(a)	$1,798,651	$1,247,634	$257,205
Incentive fee(a)	1,109,367	505,174	-
Administrative fee(a)	265,000	265,000	265,000
Organizational costs	-	-	304,724
Directors' fees	195,000	180,000	180,000
Professional fees	458,855	625,951	552,517
Other expenses	197,066	109,215	76,530

Expenses before waivers from investment adviser and administrator	4,023,939	2,932,974	1,635,976
Base management fee waivers(a)	(629,527)	(436,672)	(90,022)
Incentive fee waivers(a)	(962,203)	(439,350)	-
Administrative fee waivers(a)	-	(88,750)	-
Total expenses, net of waivers	2,432,209	1,968,202	1,545,954
Net Investment Income (Loss)	8,026,282	4,712,408	(478,603)

Realized and Unrealized Gain on Investments
Net realized gain (loss) on investments	696,970	147,586	(11,186)
Net change in unrealized (depreciation) appreciation on investments	(981,966)	1,015,280	127,290
Net realized and unrealized (loss) gain on investments	(284,996)	1,162,866	116,104

Net Increase (Decrease) in Net Assets Resulting from Operations	$7,741,286	$5,875,274	$(362,499)

Basic and Diluted per Share of Common Stock:
Net investment income (loss)	$0.44	$0.38	$(0.20)
Net increase (decrease) in net assets resulting from operations	$0.43	$0.47	$(0.15)

Weighted average shares of common stock outstanding basic diluted	18,080,178	12,394,838	2,417,383

(a)	Refer to Note 4-Related Party Transactions for additional information

Audax Credit BDC Inc.
Statements of Changes in Net Assets
For the Years Ended December 31, 2017, 2016 and the period January 29, 2015 (Date of Inception) to December 31, 2015
(Expressed in U.S. Dollars)

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the period January 29, 2015 (date of inception) through December 31, 2015

Operations
Net investment income (loss)	$8,026,282	$4,712,408	$(478,603)
Net realized gain (loss) on investments	696,970	147,586	(11,186)
Net change in unrealized (depreciation) appreciation on investments	(981,966)	1,015,280	127,290
Net increase (decrease) in net assets resulting from operations	7,741,286	5,875,274	(362,499)

Distributions:
Distributions to common stockholders from net investment income	(8,026,282)	(4,876,804)	(126,128)
Distributions to common stockholders from realized gains	(696,970)	(25,524)	-
Return of capital to common stockholders	(192,169)	(241,821)	(133,848)
Total distributions	(8,915,421)	(5,144,149)	(259,976)

Capital Share Transactions:
Issuance of common stock	40,000,000	68,000,000	102,001,000
Reinvestment of common stock	50	35	259,976
Net increase in net assets from capital share transactions	40,000,050	68,000,035	102,260,976

Net Increase in Net Assets	38,825,915	68,731,160	101,638,501

Net Assets, Beginning of Period	170,369,661	101,638,501	-

Net Assets, End of Period	$209,195,576	$170,369,661	$101,638,501

Audax Credit BDC Inc.
Statements of Cash Flows
For Years Ended December 31, 2017, 2016 and the period January 29, 2015 (Date of Inception) to December 31, 2015
(Expressed in U.S. Dollars)

			For the period January 29, 2015
	Year Ended	Year Ended	(date of inception) through
	December 31, 2017	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$7,741,286	$5,875,274	$(362,499)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net realized (gain) loss on investments	(696,970)	(147,586)	11,186
Net change in unrealized depreciation (appreciation) on investments	981,966	(1,015,280)	(127,290)
Accretion of original issue discount interest	(226,197)	(197,589)	(24,020)
Increase in deferred offering costs	-	-	(145,358)
Amortization of deferred offering costs	-	72,679	72,679
Increase in interest receivable	(45,655)	(127,486)	(256,285)
Decrease (increase) in receivable from bank loan repayment	6,773	(4,273)	(2,500)
(Increase) decrease in other assets	(1,569)	408	(1,350)
Increase (decrease) in accrued expenses and other liabilities	39,646	(57,534)	256,709
Increase (decrease) in fee due to administrator(a)	44,375	(167,802)	189,677
Increase in fees due to investment advisor(a)	90,430	328,494	112,131
Increase in payable for investments purchased	742,532	1,046,115	2,669,324
Investment activity:
Investments purchased	(131,131,217)	(107,567,640)	(63,399,364)
Proceeds from investments sold	3,022,500	986,294	988,750
Repayment of bank loans	87,502,962	25,530,732	1,172,586
Total investment activity	(40,605,755)	(81,050,614)	(61,238,028)

Net cash used in operating activities	(31,929,138)	(75,445,194)	(58,845,624)

Cash flows from financing activities:
Issuance of shares of common stock	40,000,000	68,000,000	102,001,000
Distributions paid to common stockholders	(8,915,371)	(5,144,114)	-

Net cash provided by financing activities	31,084,629	62,855,886	102,001,000

Net (decrease) increase in cash and cash equivalents	(844,509)	(12,589,308)	43,155,376

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	30,566,068	43,155,376	-

Cash and cash equivalents, end of period	$29,721,559	$30,566,068	$43,155,376

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$50	$35	$259,976

(a)	Refer to Note 4-Related Party Transactions for additional information

Audax Credit BDC Inc.
Schedules of Investments
As of December 31, 2017
(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (88.1%)(e)(f):

High Tech Industries
Masergy, Senior Secured Initial Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 12/16/24	$4,000,000	$3,986,617	$3,989,999
Sparta, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 8/21/24	3,491,250	3,493,682	3,473,793
Help/Systems, Senior Secured Refinancing Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/8/21	3,473,418	3,469,538	3,473,417
Syncsort, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/16/24	3,491,250	3,457,390	3,429,425
Navicure, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 11/1/24	3,000,000	2,985,311	3,011,250
Infogroup, Senior Secured Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 4/3/23	2,979,987	2,942,629	2,965,088
GlobalLogic, Senior Secured Closing Date Term Loan, 6.19% (Libor + 4.50%), maturity 6/20/22	1,985,000	1,968,369	1,989,963
Idera, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 6/28/24	1,682,535	1,684,149	1,678,329
SciQuest, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 12/28/24	1,500,000	1,492,500	1,492,500
Flexera Software, Senior Secured Term Loan (Second Lien), 8.69% (Libor + 7.00%), maturity 4/2/21	1,000,000	981,929	997,500
Intermedia, Senior Secured Initial Term Loan (First Lien), 7.19% (Libor + 5.50%), maturity 2/1/24	995,000	995,000	997,488
ECi Software Solutions, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 9/27/24	997,500	987,787	990,019
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 5/7/21	989,420	989,420	989,420
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 11.94% (Libor + 10.25%), maturity 1/20/22	1,000,000	991,916	977,500
McAfee, Senior Secured Closing Date USD Term Loan, 6.19% (Libor + 4.50%), maturity 9/30/24	498,750	493,884	497,860
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 12/15/23	495,000	492,815	493,763
Endurance Int'l Group, Senior Secured Refinancing Loan, 5.69% (Libor + 4.00%), maturity 2/9/23	473,057	471,912	476,775
LANDesk, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 1/20/24	497,630	491,604	474,615

Healthcare & Pharmaceuticals
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/21/23	3,953,731	3,953,731	3,933,962
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.69% (Libor + 5.00%), maturity 8/18/23	2,965,975	2,939,822	2,936,315
Young, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 11/7/24	2,750,000	2,732,984	2,750,000
Pathway, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/10/24	2,176,311	2,161,569	2,159,989
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 9/23/24	2,153,693	2,129,086	2,137,540
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 8/1/24	2,000,000	1,990,432	2,012,500
Sarnova, Senior Secured Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 1/28/22	1,965,000	1,950,833	1,965,000
Upstream Rehabilitation, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 12/15/21	1,936,242	1,904,024	1,936,242
Radiology Partners, Senior Secured Term Loan, 7.44% (Libor + 5.75%), maturity 12/4/23	1,824,433	1,804,541	1,806,189
Specialty Care, Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 9/1/23	1,500,000	1,507,781	1,488,750
Curo Health Services, Senior Secured Term B Loan (First Lien), 5.69% (Libor + 4.00%), maturity 2/7/22	1,484,770	1,487,960	1,486,255
CareCentrix, Senior Secured Initial Term Loan, 6.69% (Libor + 5.00%), maturity 7/8/21	1,471,187	1,456,513	1,485,899
NAPA, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 4/19/23	903,118	896,101	894,087
Dermatologists of Central States, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 4/20/22	862,583	853,203	856,113
RMP & MedA/Rx, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 3/2/22	490,625	488,507	485,719

Services: Business
CoAdvantage, Senior Secured Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/1/23	3,985,013	3,970,218	3,955,125
Sungard Public Sector, Senior Secured Term Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 1/31/25	3,500,000	3,519,114	3,482,500
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.19% (Libor + 3.50%), maturity 6/19/24	2,953,587	2,953,587	2,968,860
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 10/30/23	2,970,000	2,970,000	2,895,750
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 10/29/21	2,342,823	2,329,977	2,336,966
ABILITY Network, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 12/13/24	2,000,000	1,990,000	2,007,500
First Advantage, Senior Secured Term Loan (First Lien), 6.94% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,989,326	1,945,000
General Info Solutions, Senior Secured Initial Term Loan, 6.44% (Libor + 4.75%), maturity 1/26/23	1,215,625	1,204,679	1,206,508
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 7/31/23	1,000,000	995,254	995,000
Intralinks, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 11/14/24	1,000,000	995,052	992,500
DBi Services, Senior Secured Term B Loan, 6.94% (Libor + 5.25%), maturity 8/1/21	989,985	981,912	987,510
ACA Compliance Group, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 1/30/21	497,500	493,116	493,769
Sungard Public Sector, Senior Secured Term Loan, 5.94% (Libor + 4.25%), maturity 2/1/24	248,125	247,024	251,057

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.44% (Libor + 5.75%), maturity 10/31/22	2,940,854	2,851,768	2,911,446
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 10/16/24	2,291,667	2,285,541	2,303,125
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.19% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 7/10/22	1,945,641	1,926,032	1,923,752
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 9/6/24	1,500,000	1,496,280	1,492,500
GENEX Services, Senior Secured Initial Term Loan (Second Lien), 9.44% (Libor + 7.75%), maturity 5/30/22	1,271,000	1,216,818	1,266,234

Wholesale
SRP, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 9/8/23	3,436,401	3,404,984	3,419,219
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/19/22	1,955,000	1,919,234	1,967,219
Ohio Transmission, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 10/2/21	1,969,545	1,956,406	1,964,622
Colony Hardware, Senior Secured Initial Term Loan, 7.69% (Libor + 6.00%), maturity 10/23/21	1,963,741	1,948,815	1,949,013
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 6/15/23	1,484,981	1,479,366	1,490,131

Chemicals, Plastics & Rubber
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.19% (Libor + 3.50%), maturity 5/30/24	2,992,500	2,992,608	2,992,500
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 10/4/21	2,939,995	2,929,297	2,903,245
Borchers, Senior Secured Term Loan, 6.19% (Libor + 4.50%), maturity 11/1/24	1,989,987	1,983,107	1,985,012
Zep, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 8/12/24	1,496,250	1,489,035	1,485,028
Houghton International, Senior Secured Term Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	1,005,000

Services: Consumer
Restaurant Technologies, Senior Secured Term Loan (Second Lien ), 10.44% (Libor + 8.75%), maturity 11/23/23	3,140,309	3,163,677	3,163,861
A Place For Mom, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 8/10/24	2,219,438	2,215,736	2,213,889
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 2/21/22	1,470,000	1,470,000	1,466,325
Smart Start, Senior Secured First Incremental Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 2/21/22	998,484	995,988	997,236

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 7.69% (Libor + 6.00%), maturity 12/8/23	2,916,667	2,864,167	2,872,917
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 9/11/23	1,974,957	1,958,097	1,955,207
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 10/26/23	1,868,354	1,851,317	1,849,671

Audax Credit BDC Inc.
Schedules of Investments (Continued)
As of December 31, 2017
(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Consumer Goods: Durable
Pelican Products, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 4/10/20	$3,977,987	$3,962,506	$3,992,904
Strategic Partners, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 6/30/23	1,980,038	1,974,869	1,994,888

Capital Equipment
MW Industries, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 9/30/24	2,493,750	2,481,542	2,522,096
FCX, Senior Secured Eighth Amendment Acquisition Loan, 5.94% (Libor + 4.25%), maturity 8/4/20	997,500	992,710	992,513
BAS, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 5/21/24	1,000,000	995,111	992,500
FCX, Senior Secured Seventh Amendment Acquisition Loan, 6.19% (Libor + 4.50%), maturity 8/4/20	987,500	987,500	982,563
United Flexible, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 2/16/21	477,858	473,970	476,663

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 8.19% (Libor + 6.50%), maturity 12/20/22	1,868,492	1,850,917	1,854,480
Northstar, Senior Secured Term Loan, 7.94% (Libor + 6.25%), maturity 6/7/22	1,620,083	1,620,083	1,607,932
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.44% (Libor + 4.75%), maturity 6/21/22	1,488,750	1,475,137	1,462,697
Mspark, Senior Secured Term Loan, 7.19% (Libor + 5.50%), maturity 4/22/21	926,356	919,435	926,356

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Term-1 Loan (First Lien), 5.69% (Libor + 4.00%), maturity 5/6/21	2,933,431	2,933,431	2,953,539
On Location, Senior Secured Second Amendment Incremental Term Loan, 7.19% (Libor + 5.50%), maturity 9/29/21	1,490,625	1,471,992	1,471,992
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.69% (Libor + 5.00%), maturity 10/21/23	1,407,692	1,395,010	1,404,173

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 5.44% (Libor + 3.75%), maturity 7/7/22	1,994,898	2,009,478	2,013,191
MB Aerospace, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 12/15/22	1,962,456	1,946,911	1,952,644
Tronair, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 9/8/23	1,486,237	1,476,682	1,482,522

Beverage, Food & Tobacco
Lipari, Senior Secured Term Loan A, 6.19% (Libor + 4.50%), maturity 10/1/22	1,982,180	1,968,907	1,962,358
Kettle Cuisine, Senior Secured Term Loan, 6.69% (Libor + 5.00%), maturity 8/21/21	1,958,093	1,958,093	1,958,093
Sovos Brands, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 7/18/24	997,500	992,745	990,019

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/12/24	3,000,000	2,985,000	2,977,500
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/7/21	1,280,194	1,280,506	1,267,392

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 6/23/21	1,969,697	1,954,979	1,979,545
PlayPower, Senior Secured Initial Term Loan (Second Lien), 10.44% (Libor + 8.75%), maturity 6/23/22	1,000,000	992,705	997,500
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 9/30/24	878,750	876,316	872,159

Media: Broadcasting & Subscription
Encompass, Senior Secured Tranche B Term Loan (Second Lien), 9.44% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,480,811	1,485,000
Encompass, Senior Secured Tranche B Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 6/6/21	974,748	974,748	965,000

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 11/21/23	1,980,000	1,962,639	1,998,977

Automotive
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.94% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,099	1,786,500

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 8/31/23	1,390,987	1,378,314	1,390,987

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 8/12/21	980,000	973,568	970,200

Containers, Packaging & Glass
Tapp Label Company, Senior Secured Term Loan, 7.19% (Libor + 5.50%), maturity 7/6/20	463,487	462,519	324,441
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 5.94% (Libor + 4.25%), maturity 5/12/20	498,392	497,269	498,392

Total Portfolio Investments(g)		$184,175,573	$184,336,177

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(g)	At December 31, 2017, the cost of investments for income tax purposes was $184,175,573 the gross unrealized appreciation for federal tax purposes was $745,404, the gross unrealized depreciation for federal income tax purposes was $584,800, and the net unrealized appreciation was $160,604.

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
Notes to Financial Statements
December 31, 2017

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

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements and related notes present the results of activity of the Company for the years ended December 31, 2017, 2016 and the period January 29, 2015 (the date of inception) through December 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2017 and 2016. The cash was not subject to any restrictions on withdrawal.

Organization and Offering Expenses

The Company incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’s registration statement on Form 10 (the “Registration Statement”) and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The Company did not amortize offering costs during the year ended December 31, 2017. The amortization is included within professional fees and other expenses within the statement of operations and amounted to $72,679 for the year ended December 31, 2016 and the period January 29, 2015 to December 31, 2015, respectively.

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

As of December 31, 2017, the Company held 89 investments in loans with OID. The Company accrued OID income of $226,197 for the year ended December 31, 2017. The unamortized balance of OID investments as of December 31, 2017, totaled $1,028,002. As of December 31, 2016, the Company held 75 investments in loans with OID. The Company accrued OID income of $197,589 for the year ended December 31, 2016. The unamortized balance of OID investments as of December 31, 2016, totaled $1,578,300.

As of December 31, 2017 and 2016, the Company held $29,721,559 and $30,566,068 cash and cash equivalents, respectively. For the years ended December 31, 2017 and 2016 and the period January 29, 2015 through December 31, 2015, the Company earned $110,905, $49,176 and $6,995, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

The Company accrued $117,413 of other income for the year ended December 31, 2017 related to amendment fees. The Company accrued $50,147 of other income for the year ended December 31, 2016 related to amendment fees. The Company did not accrue other income for the period January 29, 2015 through December 31, 2015.

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

As of December 31, 2017, $80,094,421 of the Company’s investments were valued using unobservable inputs, and $104,241,756 were valued using observable inputs. During the year ended December 31, 2017, $7,609,209 and $29,431,539 of investments transferred into and out of Level 3, respectively.

As of December 31, 2016, $93,175,844 of the Company’s investments were valued using unobservable inputs, and $50,613,377 were valued using observable inputs. During the year ended December 31, 2016, $20,123,324 and $2,977,282 of investments transferred into and out of Level 3, respectively.

The following table presents the Company’s investments carried at fair value as of December 31, 2017 and 2016, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$98,806,661	$64,377,922	$163,184,583
Second lien debt		5,435,095	15,716,499	21,151,594
Total	$-	$104,241,756	$80,094,421	$184,336,177

	Assets at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$45,130,877	$83,470,626	$128,601,503
Second lien debt		5,482,500	9,705,218	15,187,718
Total	$-	$50,613,377	$93,175,844	$143,789,221

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2017. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of December 31, 2017

	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$64,053,481	Matrix Pricing	Senior Leverage	1.87x - 6.08x	4.55x
			Total Leverage	2.86x - 8.32x	5.72x
			Interest Coverage	1.38x - 3.91x	2.27x
			Debt Service Coverage	1.15x - 2.72x	1.70x
			TEV Coverage	1.44x - 4.88x	2.48x
			Liquidity	50.39% - 280.44%	120.80%
			Spread Comparison	375bps - 650bps	473bps

	324,441	Market Analysis	Senior Leverage	(55.65)x	(55.65)x
			Total Leverage	(130.28)x	(130.28)x
			Interest Coverage	(0.37)x	(0.37)x
			Debt Service Coverage	(0.27)x	(0.27)x
			TEV Coverage	(0.09)x	(0.09)x
			Liquidity	52.10%	52.10%
			Spread Comparison	550bps	550bps

Second lien debt	15,716,499	Matrix Pricing	Senior Leverage	4.65x - 6.61x	5.93x
			Total Leverage	4.65x - 6.61x	5.92x
			Interest Coverage	1.51x - 3.97x	2.24x
			Debt Service Coverage	1.14x - 3.42x	1.84x
			TEV Coverage	1.33x - 2.15x	1.79x
			Liquidity	32.50% - 222.30%	125.66%
			Spread Comparison	700bps - 1025bps	830bps

Total	$80,094,421

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2017 and 2016 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Year Ended December 31, 2017	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844
Transfers into Level 3	4,639,209	2,970,000	7,609,209
Transfers out of Level 3	(27,175,071)	(2,256,468)	(29,431,539)
Total gains:
Net realized gain(a)	532,393	66,815	599,208
Net unrealized depreciation(b)	(732,556)	(88,663)	(821,219)
New investments, repayments and settlements:(c)
Purchases	46,584,612	8,333,000	54,917,612
Settlements/repayments	(43,049,570)	(3,030,000)	(46,079,570)
Net amortization of premiums, discounts and fees	108,279	16,597	124,876
Fair Value as of December 31, 2017	$64,377,922	$15,716,499	$80,094,421

(a)	Included in net realized gain on the accompanying Statement of Operations for the year ended December 31, 2017.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the year ended December 31, 2017.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Year Ended December 31, 2016	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2015	$18,885,004	$8,434,312	$27,319,316
Transfers into Level 3	19,128,324	995,000	20,123,324
Transfers out of Level 3	(2,977,282)	-	(2,977,282)
Total gains:
Net realized gain(a)	4,804	-	4,804
Net unrealized appreciation(b)	427,004	34,940	461,944
New investments, repayments and settlements:(c)
Purchases	53,069,690	4,213,680	57,283,370
Settlements/repayments	(5,197,521)	(3,990,001)	(9,187,522)
Net amortization of premiums, discounts and fees	130,603	17,287	147,890
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844

(a)	Included in net realized gain on the accompanying Statement of Operations for the year ended December 31, 2016.

(b)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the year ended December 31, 2016.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at December 31, 2017 and 2016 $(402,721) and $461,944, respectively.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the years ended December 31, 2017 and 2016, transfers from Level 2 to Level 3 were primarily due to increased or decreased price transparency.

Investment Activities

The Company held a total of 102 syndicated investments with an aggregate fair value of $184,336,177 as of December 31, 2017. During the year ended December 31, 2017, the Company invested in 66 new syndicated investments for a combined $118,525,874 and in existing investments for a combined $12,605,343. The Company also received $87,502,962 in repayments from investments and $3,022,500 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2017, the Company’s investment portfolio consisted of investments in 96 companies located in 28 states across 22 different industries, with an aggregate fair value of $184,336,177. The five largest investments at fair value as of December 31, 2017 totaled $19,354,490, or 10.50% of the Company’s total investment portfolio as of such date. As of December 31, 2017, the Company’s average investment by obligor was $1,918,496 at cost.

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

The following table outlines the Company’s investments by security type as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$163,043,887	88.53%	$163,184,583	88.53%	$127,561,961	89.43%	$128,601,503	89.44%
Second lien debt	21,131,686	11.47%	21,151,594	11.47%	15,084,690	10.57%	15,187,718	10.56%
Total Investments	$184,175,573	100.00%	$184,336,177	100.00%	$142,646,651	100.00%	$143,789,221	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
High Tech Industries	$32,398,704	17.58%	$13,240,417	9.21%
Healthcare & Pharmaceuticals	28,334,560	15.37	20,853,645	14.50
Services: Business	24,518,045	13.30	19,120,556	13.30
Banking, Finance, Insurance & Real Estate	11,897,057	6.45	11,152,639	7.76
Wholesale	10,790,204	5.85	9,397,706	6.54
Chemicals, Plastics & Rubber	10,370,785	5.63	9,376,257	6.52
Services: Consumer	7,841,311	4.25	5,119,535	3.56
Consumer Goods: Non-durable	6,677,795	3.62	3,898,747	2.71
Consumer Goods: Durable	5,987,792	3.25	4,983,998	3.47
Capital Equipment	5,966,335	3.24	3,469,425	2.41
Media: Advertising, Printing & Publishing	5,851,465	3.17	6,880,303	4.78
Hotel, Gaming & Leisure	5,829,704	3.16	4,436,934	3.09
Aerospace & Defense	5,448,357	2.96	4,583,009	3.19
Beverage, Food & Tobacco	4,910,470	2.66	3,640,135	2.53
Transportation: Cargo	4,244,892	2.30	985,000	0.68
Construction & Building	3,849,204	2.09	7,328,848	5.10
Media: Broadcasting & Subscription	2,450,000	1.33	2,443,826	1.70
Forest Products & Paper	1,998,977	1.08	2,022,500	1.41
Automotive	1,786,500	0.97	7,944,875	5.53
Utilities: Electric	1,390,987	0.75	1,485,028	1.03
Media: Diversified & Production	970,200	0.53	972,675	0.67
Containers, Packaging & Glass	822,833	0.46	453,163	0.31
	$184,336,177	100.00%	$143,789,221	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$44,603,594	24.20%	$37,826,147	26.31%
Midwest	43,870,888	23.80	28,974,175	20.15
Southeast	28,690,823	15.56	20,017,167	13.92
East	20,861,634	11.32	19,347,167	13.46
West	21,087,825	11.44	16,641,821	11.57
Southwest	20,144,926	10.93	16,393,504	11.40
Northwest	2,213,889	1.20	629,210	0.44
South	2,862,598	1.55	3,960,030	2.75
Total Investments	$184,336,177	100.00%	$143,789,221	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2017:

For the Fiscal Years Ending December 31:	Amount
2018	$1,863,178
2019	3,694,678
2020	9,411,659
2021	34,316,534
2022	36,754,508
Thereafter	99,163,018
Total contractual repayments	185,203,575
Adjustments to cost basis on debt investments(a)	(1,028,002)
Total Cost Basis of Investments Held at December 31, 2017:	$184,175,573

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the year ended December 31, 2017, the Company recorded base management fees $1,798,651 and waivers to the base management fees of $629,527, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded base management fees $1,274,634 and waivers to the base management fees of $436,672, as set forth within the accompanying statements of operations. For the period January 29, 2015 (date of inception) through December 31, 2015, the Company recorded base management fees $257,205 and waivers to the base management fees of $90,022, as set forth within the accompanying statements of operations.

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

For the year ended December 31, 2017, the Company recorded incentive fees related to net investment income of $1,072,081. Offsetting the incentive fees were waivers of the incentive fess related to net investment income of $949,774, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded incentive fees related to net investment income of $505,174. Offsetting the incentive fees were waivers of the incentive fess related to net investment income of $439,350, as set forth within the accompanying statements of operations. For the period January 29, 2015 (date of inception) through December 31, 2015, the Company did not waive or accrue any incentive fee related to net investment income within the accompanying statements of operations.

For the year ended December 31, 2017, the Company recorded incentive fees related to capital gains of $37,286. Offsetting the incentive fees were waivers of the incentive fess related capital gains of $12,429, as set forth within the accompanying statements of operations. The company did not record any incentive fees related to capital gains during the year ended December 31, 2016 or for the period January 29, 2015 (date of inception) through December 31, 2015.

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

For the year ended December 31, 2017, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded administrative fees of $265,000 and waivers to the administrative fees of $88,750, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $265,000 for the period January 29, 2015 (date of inception) through December 31, 2015, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2017 and 2016 on the Company’s accompanying statements of assets and liabilities were as follows:

	December 31, 2017	December 31, 2016
Net base management fee due to Adviser	$309,784	$254,066
Net incentive fee due to Adviser	68,237	65,823
Other expenses due to Adviser (a)	153,034	120,736
Total fees due to Adviser, net of waivers	531,055	440,625
Fee due to Administrator, net of waivers	66,250	21,875
Total Related Party Fees Due	$597,305	$462,500

(a) Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the years ended December 31, 2017 and 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015:

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period January 29, 2015 (date of inception) through December 31, 2015
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$7,741,286	$5,875,274	$(362,499)
Denominator for basic and diluted weighted average common shares	18,080,178	12,394,838	2,417,383
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.43	$0.47	$(0.15)

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

The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2017 of $8,915,421, or $0.47 per share. The tax character of the distributions declared and paid represented $8,199,556 from ordinary income, $505,988 capital gains, and $209,867 from tax return of capital. The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2016 of $5,144,149, or $0.35 per share. The tax character of the distributions declared and paid represented $4,798,829 from ordinary income, $103,499 capital gains, and $241,821 from tax return of capital.

Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2017 and 2016, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2017 and 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Capital in excess of par value	$(2,617)	$(73,683)
Accumulated net investment income	85,759	184,711
Accumulated net realized loss	(83,142)	(111,028)

At December 31, 2017 and 2016, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31, 2017	As of December 31, 2016
Other temporary book/tax differences	$(253,937)	$(274,252)
Net tax basis unrealized appreciation	160,604	1,142,570
Components of tax distributable (deficit) earnings at period end	$(93,333)	$868,318

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2017.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2017. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S.federal tax returns for fiscal years 2015 and 2016 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2017, 2016 and for the period January 29, 2015 (date of inception) through December 31, 2015, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of December 31, 2017, $80,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of December 31, 2017 and 2016, were 21,988,238 and 17,831,894, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2017 and 2016:

	Common stock shares in issue
	Year Ended December 31, 2017	Year Ended December 31, 2016

Shares in issue, beginning of period	17,831,894	10,750,799
Common stock issued ($40,000,000 and $68,000,000, respectively )	4,156,339	7,081,091
Issuance of common shares in connection with dividend reinvestment plan ($50 and $35, respectively)	5	4
Shares in issue, end of period	21,988,238	17,831,894

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

 The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2017 and December 31, 2016:

Investment	Industry	December 31, 2017	December 31, 2016

Pathway, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/10/24	Healthcare & Pharmaceuticals	$818,454	$-
Young, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 11/7/24	Healthcare & Pharmaceuticals	687,500	-
Manna Pro, Senior Secured Term Loan, 7.69% (Libor + 6.00%), maturity 12/8/23	Consumer Goods: Non-durable	583,333	-
SRP, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 9/8/23	Wholesale	535,714	527,473
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 9/23/24	Healthcare & Pharmaceuticals	340,909	-
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 10/16/24	Banking, Finance, Insurance & Real Estate	208,333	-
Radiology Partners, Senior Secured Term Loan, 7.44% (Libor + 5.75%), maturity 12/4/23	Healthcare & Pharmaceuticals	175,567	-
Dermatologists of Central States, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	133,257	-
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 9/30/24	Construction & Building	119,048	-
Ansira, Senior Secured Initial Term Loan, 8.19% (Libor + 6.50%), maturity 12/20/22	Media: Advertising, Printing & Publishing	113,346	-
Lipari, Senior Secured Term Loan A, 6.19% (Libor + 4.50%), maturity 10/1/22	Beverage, Food & Tobacco	-	290,698
Service Logic, Senior Secured Initial Term Loan, 6.30% (Libor + 5.00%), maturity 7/19/21	Services: Business	-	119,326
Allied Universal, Senior Secured Incremental Term Loan, 5.65% (Libor + 4.50%), maturity 7/28/22	Services: Business	-	162,914
CIBT Holdings, Senior Secured U.S. Term Loan, 6.40% (Libor + 5.25%), maturity 6/28/22	Services: Consumer	-	311,284
DiversiTech Corporation, Senior Secured Term Loan (First Lien), 5.65% (Libor + 4.50%), maturity 11/19/21	Construction & Building	-	627,027
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.20% (Libor + 5.00%), maturity 8/18/23	Healthcare & Pharmaceuticals	-	692,308

		$3,715,461	$2,731,030

Unfunded commitments represent all amounts unfunded as of December 31, 2017 and 2016. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the period January 29, 2015 (date of inception) through December 31, 2015
Per Share Data:
Net asset value, beginning of period	$9.55	$9.45	$-
Net investment income(a)	0.44	0.38	(0.20)
Net realized gain on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	(0.02)	0.07	(0.31)
Net increase in net assets resulting from operations	$0.42	$0.45	$(0.51)

Effect of equity capital activity
Equity contribution	-	-	10.00
Distributions to stockholders from net investment income	(0.42)	(0.33)	(0.02)
Distributions to stockholders from capital gains	(0.03)	(0.01)	-
Distributions to stockholders from return of capital	(0.01)	(0.01)	(0.02)
Net asset value at end of period	$9.51	$9.55	$9.45
Total return(c)(g)	4.47%	4.80%	(5.10)%
Shares of common stock outstanding at end of period	21,988,238	17,831,894	10,750,799

Statement of Assets and Liabilities Data:
Net assets at end of period	$209,195,576	$170,369,661	$101,638,501
Average net assets(d)	180,098,537	123,605,111	26,319,657

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.23%	2.37%	6.73%
Ratio of net expenses to average net assets-annualized(f)	1.35%	1.59%	6.36%
Ratio of net investment income (loss) to average net assets-annualized	4.46%	3.81%	(1.97)%
Portfolio turnover(g)	1.92%	0.96%	5.16%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain/loss for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized for the period January 29, 2015 (date of inception) through December 31, 2015.

Note 10. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2017	Quarter Ended December 31, 2016	Quarter Ended December 31, 2015

Statement of Operations Data:
Income
Total investment income	$2,876,209	$2,281,354	$1,067,351
Expenses
Net expense	689,364	492,433	1,545,954
Net investment income (loss)	2,186,845	1,788,921	(478,603)
Net realized gain (loss) on investments	221,897	111,944	(11,186)
Net change in unrealized (depreciation) appreciation on investments	(171,680)	136,879	127,290
Net increase (decrease) in net assets resulting from operations	$2,237,062	$2,037,744	$(362,499)

Per Share Data:
Net investment income (loss) per common share - basic and diluted (a)	$0.12	$0.12	$(0.07)
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted (a)	0.12	0.13	(0.05)
Distributions declared per common share	0.26	0.34	0.04

Statement of Assets and Liabilities Data:
Total assets	$214,489,673	$174,746,775	$104,866,342
Total liabilities	5,294,097	4,377,114	3,227,841
Net assets	209,195,576	170,369,661	101,638,501
Net asset value per common share	9.51	9.55	9.45
Common shares outstanding	21,988,238	17,831,894	10,750,799
Weighted common shares outstanding - basic and diluted	18,816,932	15,228,676	2,417,383

Other Data:
Number of portfolio investments	102	83	43
Average investment amount (b)	$1,805,643	$1,718,634	$1,474,404
Percentage of new investments at floating rates (b)	100.00%	100.00%	100.00%

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

Note 12. Subsequent Events

Management has considered the effects, if any, of events occurring after the date of the Company’s statement of assets and liabilities through March 16, 2018. Management has concluded there are no material items that warrant disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “ Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this annual report:

1. Financial Statements – refer to “Item 8. Financial Statements and Supplementary Data” starting on page 69

2. No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this annual report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.3	Form of License Agreement (Incorporated by reference to Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.5	Custodial Agreement, dated as of July 8, 2015, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.6	Management Fee Waiver Agreement, dated as of July 8, 2015, by and between the Company and the Adviser (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.7	Subscription Agreement, dated as of December 2, 2016, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 29, 2017).

10.8*	Subscription Agreement, dated as of December 7, 2017, by and between the Company and Mercer Audax Credit Feeder Fund LP.

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this annual report).

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

14.2	Code of Ethics (Incorporated by reference to Exhibit 99.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-55426), filed on June 5, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Administrative Fee Waiver Letter, dated as of November 10, 2016, by and between the Company and the Administrator (Incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q, File No. 814-01154, filed on November 14, 2016).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: March 16, 2018	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and
Chief Executive Officer

Date: March 16, 2018	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2018	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief
Executive Officer (principal executive officer)

Date: March 16, 2018	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial
and accounting officer)

Date: March 16, 2018	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 16, 2018	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 16, 2018	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 16, 2018	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director