Form 10-Q
period 2018-03-31
Audax Credit BDC Inc.
filed 2018-05-15
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had 23,545,870 shares of common stock, par value $0.001 per share, outstanding as of May 15, 2018.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2018 and December 31, 2017

(Expressed in U.S. Dollars)

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $221,724,587 and $184,175,573, respectively)	$221,921,997	$184,336,177
Cash and cash equivalents	26,988,706	29,721,559
Interest receivable	566,113	429,426
Receivable from bank loan repayment	7,506	-
Other assets	125,371	2,511

Total assets	$249,609,693	$214,489,673

Liabilities
Accrued expenses and other liabilities	$356,304	$238,821
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	405,393	531,055
Payable for investments purchased	21,798,321	4,457,971

Total liabilities	$22,626,268	$5,294,097
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 23,545,870 and 21,988,238 shares issued and outstanding, respectively	$23,546	$21,989
Capital in excess of par value	224,265,364	209,266,921
Accumulated net appreciation on investments	197,410	160,604
Accumulated net realized gain	149,798	-
Accumulated net investment income (distributions in excess of net investment income)	2,347,307	(253,938)
Total Net Assets	$226,983,425	$209,195,576

Net Asset Value per Share of Common Stock at End of Period	$9.64	$9.51

Shares Outstanding	23,545,870	21,988,238

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Commitments and Contingencies for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Investment Income
Interest income
Non-Control/Non-Affiliate	$3,216,602	$2,340,753
Other	36,988	22,884
Total interest income	3,253,590	2,363,637
Other income
Non-Control/Non-Affiliate	32,110	44,395
Total income	3,285,700	2,408,032

Expenses
Base management fee(a)	$538,300	$438,663
Incentive fee(a)	398,564	119,397
Administrative fee(a)	66,250	66,250
Directors’ fees	48,750	48,750
Professional fees	111,710	135,770
Other expenses	52,351	49,038
Expenses before waivers from investment adviser and administrator	1,215,925	857,868
Base management fee waivers(a)	(188,404)	(153,532)
Incentive fee waivers(a)	(343,066)	(107,458)
Total expenses, net of waivers	684,455	596,878
Net Investment Income	2,601,245	1,811,154

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	149,798	90,317
Net change in unrealized appreciation (depreciation) on investments	36,806	(129,906)
Net realized and unrealized gain (loss) on investments	186,604	(39,589)

Net Increase in Net Assets Resulting from Operations	$2,787,849	$1,771,565

Basic and Diluted per Share of Common Stock:
Net investment income	$0.12	$0.10
Net increase in net assets resulting from operations	$0.13	$0.10

Weighted average shares of common stock outstanding basic diluted	22,040,159	17,831,894

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Operations
Net investment income	$2,601,245	$1,811,154
Net realized gain on investments	149,798	90,317
Net change in unrealized appreciation (depreciation) on investments	36,806	(129,906)
Net increase in net assets resulting from operations	2,787,849	1,771,565
Capital Share Transactions:
Issuance of common stock	15,000,000	-
Net increase in net assets from capital share transactions	15,000,000	-

Net Increase in Net Assets	17,787,849	1,771,565

Net Assets, Beginning of Period	209,195,576	170,369,661

Net Assets, End of Period	$226,983,425	$172,141,226

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,787,849	$1,771,565
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(149,798)	(90,317)
Net change in unrealized (appreciation) depreciation on investments	(36,806)	129,906
Accretion of original issue discount interest	(42,947)	(68,127)
Increase in interest receivable	(136,687)	(11,139)
Increase in receivable from bank loan repayment	(7,506)	(13,233)
Increase in other assets	(122,860)	(123,160)
Increase in accrued expenses and other liabilities	117,483	143,481
Increase in fee due to administrator(a)	-	44,375
(Decrease) increase in fees due to investment advisor(a)	(125,662)	198,210
Increase (decrease) in payable for investments purchased	17,340,350	(720,439)
Investment activity:
Investments purchased	(56,933,386)	(15,564,109)
Proceeds from investments sold	1,390,962	-
Repayment of bank loans	18,186,155	13,789,349
Total investment activity	(37,356,269)	(1,774,760)

Net cash used in operating activities	(17,732,853)	(513,638)

Cash flows from financing activities:
Issuance of shares of common stock	15,000,000	-

Net cash provided by financing activities	15,000,000	-

Net decrease in cash and cash equivalents	(2,732,853)	(513,638)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	29,721,559	30,566,068

Cash and cash equivalents, end of period	$26,988,706	$30,052,430

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of March 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.8%)(e)(f):

High Tech Industries
Sparta, Senior Secured New Term Loan (First Lien), 5.81% (Libor + 3.50%), maturity 8/21/24	$3,482,500	$3,484,849	$3,499,912
Syncsort, Senior Secured Initial Term Loan (First Lien), 7.31% (Libor + 5.00%), maturity 8/16/24	3,482,500	3,449,742	3,497,735
Masergy, Senior Secured Initial Loan (Second Lien), 9.81% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,417,444	3,458,570
Barracuda, Senior Secured Term Loan (First Lien), 5.56% (Libor + 3.25%), maturity 2/12/25	3,000,000	3,020,625	3,014,999
Navicure, Senior Secured Initial Term Loan (First Lien), 6.06% (Libor + 3.75%), maturity 11/1/24	2,992,500	2,978,296	3,011,032
Infogroup, Senior Secured Term Loan (First Lien), 7.31% (Libor + 5.00%), maturity 4/3/23	2,972,481	2,936,647	2,957,618
HelpSystems, Senior Secured Term Loan (First Lien), 6.06% (Libor + 3.75%), maturity 3/28/25	2,500,000	2,497,500	2,512,500
McAfee, Senior Secured Closing Date USD Term Loan, 6.81% (Libor + 4.50%), maturity 9/29/24	2,492,487	2,506,797	2,486,255
Flexera Software, Senior Secured Initial Term Loan (First Lien), 5.56% (Libor + 3.25%), maturity 2/26/25	2,000,000	2,005,020	2,014,999
GlobalLogic, Senior Secured Refinancing Term B-1 Loan, 6.06% (Libor + 3.75%), maturity 6/20/22	1,985,000	1,969,225	1,985,000
Idera, Senior Secured Initial Term Loan (First Lien), 6.81% (Libor + 4.50%), maturity 6/28/24	1,678,389	1,680,001	1,674,193
SciQuest, Senior Secured Term Loan, 6.31% (Libor + 4.00%), maturity 12/28/24	1,500,000	1,492,660	1,488,750
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.56% (Libor + 4.25%), maturity 5/7/21	1,485,618	1,484,371	1,481,904
ECi Software Solutions, Senior Secured Initial Term Loan, 6.56% (Libor + 4.25%), maturity 9/27/24	995,000	985,777	1,005,743
Corsair, Senior Secured Term Loan (First Lien), 7.06% (Libor + 4.75%), maturity 8/28/24	1,000,000	995,000	995,000
Intermedia, Senior Secured Initial Term Loan (First Lien), 7.81% (Libor + 5.50%), maturity 2/1/24	992,500	992,500	985,056
LANDesk, Senior Secured Term Loan (First Lien), 6.56% (Libor + 4.25%), maturity 1/20/24	995,255	983,236	981,069
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 12.56% (Libor + 10.25%), maturity 1/20/22	1,000,000	992,317	977,500
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.56% (Libor + 3.25%), maturity 12/15/23	493,750	491,642	495,602
Endurance Int’l Group, Senior Secured Refinancing Loan, 6.31% (Libor + 4.00%), maturity 2/9/23	465,549	464,456	469,425

Healthcare & Pharmaceuticals
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 7.31% (Libor + 5.00%), maturity 8/21/23	3,943,722	3,943,722	3,973,300
Young, Senior Secured Initial Term Loan (First Lien), 6.31% (Libor + 4.00%), maturity 11/7/24	3,427,958	3,415,124	3,453,668
Specialty Care, Senior Secured Initial Term Loan (First Lien), 6.06% (Libor + 3.75%), maturity 9/1/23	3,397,872	3,402,970	3,393,625
Radiology Partners, Senior Secured Term A Loan, 8.06% (Libor + 5.75%), maturity 12/4/23	3,185,674	3,146,479	3,161,781
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.56% (Libor + 4.25%), maturity 8/18/23	2,958,560	2,933,156	2,928,974
Pathway, Senior Secured Term Loan (First Lien), 6.56% (Libor + 4.25%), maturity 10/10/24	2,646,826	2,632,414	2,626,975
MedRisk, Senior Secured Initial Term Loan (First Lien), 5.31% (Libor + 3.00%), maturity 12/27/24	2,493,750	2,500,555	2,496,867
Curo Health Services, Senior Secured Term B Loan (First Lien), 6.31% (Libor + 4.00%), maturity 2/7/22	2,478,398	2,485,082	2,473,603
Upstream Rehabilitation, Senior Secured Initial Term Loan, 6.81% (Libor + 4.50%), maturity 1/3/24	2,436,242	2,433,812	2,417,971
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.81% (Libor + 4.50%), maturity 9/23/24	2,148,295	2,124,356	2,137,554
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 6.56% (Libor + 4.25%), maturity 8/1/24	1,975,000	1,965,746	1,960,188
Sarnova, Senior Secured Term Loan (First Lien), 7.06% (Libor + 4.75%), maturity 1/28/22	1,960,000	1,946,632	1,960,000
CareCentrix, Senior Secured Initial Term Loan, 7.31% (Libor + 5.00%), maturity 7/8/21	1,467,424	1,453,717	1,467,424
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.81% (Libor + 3.50%), maturity 5/10/23	941,131	948,190	949,366
Dermatologists of Central States, Senior Secured Term Loan, 8.81% (Libor + 6.50%), maturity 4/20/22	860,413	851,363	853,960
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 10.56% (Libor + 8.25%), maturity 9/1/24	850,000	841,500	841,500
U.S. Renal Care, Senior Secured Initial Term Loan (First Lien), 6.56% (Libor + 4.25%), maturity 12/30/22	498,724	499,941	499,971
RMP & MedA/Rx, Senior Secured Term Loan, 7.06% (Libor + 4.75%), maturity 3/2/22	487,500	485,510	483,844

Services: Business
CoAdvantage, Senior Secured Term Loan (First Lien), 6.81% (Libor + 4.50%), maturity 10/1/23	3,975,025	3,960,797	3,975,025
Sungard Public Sector, Senior Secured Term Loan (Second Lien), 10.81% (Libor + 8.50%), maturity 1/31/25	3,500,000	3,518,640	3,482,500
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.81% (Libor + 3.50%), maturity 6/19/24	2,946,166	2,946,166	2,957,214
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 7.31% (Libor + 5.00%), maturity 10/30/23	2,962,500	2,962,500	2,888,438
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 7.31% (Libor + 5.00%), maturity 10/29/21	2,337,779	2,325,701	2,337,779
ABILITY Network, Senior Secured Initial Term Loan (First Lien), 6.06% (Libor + 3.75%), maturity 12/13/24	1,995,000	1,985,351	1,995,000
Vistage, Senior Secured Term B Loan (First Lien), 6.31% (Libor + 4.00%), maturity 2/10/25	2,000,000	1,995,095	1,985,000
First Advantage, Senior Secured Term Loan (First Lien), 7.56% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,989,931	1,980,000
DBi Services, Senior Secured Term B Loan, 7.56% (Libor + 5.25%), maturity 8/1/21	1,826,142	1,808,917	1,826,142
General Info Solutions, Senior Secured Initial Term Loan, 7.06% (Libor + 4.75%), maturity 1/26/23	1,711,226	1,698,304	1,702,670
Livingston, Senior Secured Refinancing Term B-3 Loan (First Lien), 8.06% (Libor + 5.75%), maturity 3/20/20(g)	1,496,250	1,501,861	1,501,861
OSG Billing Services, Senior Secured Term Loan, 6.56% (Libor + 4.25%), maturity 3/27/24	1,243,590	1,236,090	1,237,372
Intralinks, Senior Secured Initial Term Loan (First Lien), 6.31% (Libor + 4.00%), maturity 11/14/24	997,500	992,710	1,002,922
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.56% (Libor + 4.25%), maturity 7/31/23	997,500	992,944	992,513
Equian, Senior Secured 2018 Incremental Term Loan, 5.56% (Libor + 3.25%), maturity 5/20/24	500,000	503,750	503,750
Sungard Public Sector, Senior Secured Term Loan, 6.56% (Libor + 4.25%), maturity 2/1/24	247,500	246,439	246,263

Chemicals, Plastics & Rubber
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.81% (Libor + 3.50%), maturity 5/30/24	2,985,019	2,985,123	2,955,169
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 7.06% (Libor + 4.75%), maturity 10/4/21	2,932,494	2,922,451	2,895,838
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.56% (Libor + 3.25%), maturity 1/31/25	2,730,000	2,741,791	2,747,063
Zep, Senior Secured Initial Term Loan (First Lien), 6.31% (Libor + 4.00%), maturity 8/12/24	1,991,247	1,988,633	2,008,670
Borchers, Senior Secured Term Loan, 6.81% (Libor + 4.50%), maturity 11/1/24	1,984,975	1,978,344	1,984,975
DuBois, Senior Secured Term Loan (First Lien), 5.56% (Libor + 3.25%), maturity 3/15/24	997,651	997,651	997,651
Houghton International, Senior Secured Term Loan (Second Lien), 10.81% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	995,000
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 5.81% (Libor + 3.50%), maturity 3/31/25	1,000,000	995,000	995,000

Wholesale
SRP, Senior Secured Term Loan, 8.81% (Libor + 6.50%), maturity 9/8/23	3,668,333	3,637,729	3,668,333
Carlisle FoodService, Senior Secured Term Loan, 5.31% (Libor + 3.00%), maturity 3/20/25	2,855,828	2,853,904	2,855,828
Ohio Transmission, Senior Secured Initial Term Loan, 6.56% (Libor + 4.25%), maturity 10/2/21	1,964,545	1,952,221	1,964,545
Colony Hardware, Senior Secured Initial Term Loan, 8.31% (Libor + 6.00%), maturity 10/23/21	1,958,729	1,944,682	1,948,936
PetroChoice, Senior Secured Initial Term Loan (First Lien), 7.31% (Libor + 5.00%), maturity 8/19/22	1,950,000	1,915,516	1,925,625
ABB Optical, Senior Secured Initial Term Loan (First Lien), 7.31% (Libor + 5.00%), maturity 6/15/23	1,481,222	1,475,982	1,489,596

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 8.06% (Libor + 5.75%), maturity 10/31/22	$2,933,354	$2,848,431	$2,904,021
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 6.06% (Libor + 3.75%), maturity 10/16/24	2,494,271	2,488,330	2,475,564
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.81% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 7.06% (Libor + 4.75%), maturity 7/10/22	1,912,430	1,893,798	1,893,306
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 7.06% (Libor + 4.75%), maturity 9/6/24	1,496,250	1,492,645	1,488,769
Genex Services, Senior Secured Initial Term Loan (First Lien), 5.56% (Libor + 3.25%), maturity 3/7/25	1,000,000	998,750	998,750

Services: Consumer
Restaurant Technologies, Senior Secured Term Loan (Second Lien ), 11.06% (Libor + 8.75%), maturity 11/23/23	3,140,309	3,162,740	3,124,607
A Place For Mom, Senior Secured Term Loan, 6.31% (Libor + 4.00%), maturity 8/10/24	2,213,875	2,210,297	2,213,875
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 6.06% (Libor + 3.75%), maturity 6/3/24	1,994,975	2,012,216	2,012,431
Weld North, Senior Secured Term Loan B, 6.56% (Libor + 4.25%), maturity 2/7/25	1,500,000	1,485,154	1,488,750
Smart Start, Senior Secured Initial Term Loan (First Lien), 7.06% (Libor + 4.75%), maturity 2/21/22	1,466,250	1,466,250	1,455,253
Smart Start, Senior Secured First Incremental Term Loan (First Lien), 6.81% (Libor + 4.50%), maturity 2/21/22	996,969	996,969	989,492

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 8.31% (Libor + 6.00%), maturity 12/8/23	2,909,375	2,858,590	2,887,555
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.81% (Libor + 4.50%), maturity 9/11/23	1,969,914	1,953,709	1,960,064
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.81% (Libor + 4.50%), maturity 10/26/23	1,863,291	1,846,904	1,844,658

Consumer Goods: Durable
Pelican Products, Senior Secured Term Loan (First Lien), 6.56% (Libor + 4.25%), maturity 4/10/20	3,967,655	3,953,806	3,967,655
Strategic Partners, Senior Secured Initial Term Loan, 6.06% (Libor + 3.75%), maturity 6/30/23	2,480,038	2,475,076	2,480,038

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 8.81% (Libor + 6.50%), maturity 12/20/22	1,863,776	1,846,847	1,849,798
Northstar, Senior Secured Term Loan, 8.56% (Libor + 6.25%), maturity 6/7/22	1,598,652	1,598,652	1,586,662
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 7.06% (Libor + 4.75%), maturity 6/21/22	1,485,000	1,472,134	1,470,150
Mspark, Senior Secured Term Loan, 7.81% (Libor + 5.50%), maturity 4/22/21	926,356	919,942	921,724

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Term-1 Loan (First Lien), 6.31% (Libor + 4.00%), maturity 5/6/21	2,926,042	2,926,042	2,939,563
On Location, Senior Secured Second Amendment Term Loan, 7.81% (Libor + 5.50%), maturity 9/29/21	1,481,250	1,463,627	1,470,141
Auto Europe, Senior Secured Initial Dollar Term Loan, 7.31% (Libor + 5.00%), maturity 10/21/23	1,407,692	1,395,525	1,397,135

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.56% (Libor + 3.25%), maturity 3/20/25	3,448,009	3,430,769	3,456,629
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 10.56% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,147	1,786,500

Beverage, Food & Tobacco
Lipari, Senior Secured Term Loan A, 6.81% (Libor + 4.50%), maturity 10/1/22	1,977,180	1,965,359	1,957,408
Kettle Cuisine, Senior Secured Term Loan, 7.31% (Libor + 5.00%), maturity 8/21/21	1,953,120	1,953,120	1,943,354
Sovos Brands, Senior Secured Initial Term Loan, 6.81% (Libor + 4.50%), maturity 7/18/24	995,000	990,404	987,538

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 7.06% (Libor + 4.75%), maturity 6/23/21	1,964,646	1,950,990	1,959,735
PlayPower, Senior Secured Initial Term Loan (Second Lien), 11.06% (Libor + 8.75%), maturity 6/23/22	1,000,000	993,032	997,500
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 5.31% (Libor + 3.00%), maturity 6/3/24	997,488	997,488	997,488
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.06% (Libor + 3.75%), maturity 9/30/24	876,548	874,184	869,974

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured Initial Term Loan (First Lien), 6.56% (Libor + 4.25%), maturity 10/12/24	2,992,500	2,978,327	2,970,056
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.81% (Libor + 4.50%), maturity 10/7/21	1,280,194	1,280,487	1,260,991

Capital Equipment
MW Industries, Senior Secured Initial Term Loan (First Lien), 6.31% (Libor + 4.00%), maturity 9/30/24	2,487,500	2,475,687	2,506,869
BAS, Senior Secured Initial Term Loan, 6.56% (Libor + 4.25%), maturity 5/21/24	997,500	992,949	992,513
United Flexible, Senior Secured Term Loan, 7.06% (Libor + 4.75%), maturity 2/16/21	477,858	474,260	477,858

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 6.06% (Libor + 3.75%), maturity 7/7/22	1,989,796	2,003,533	2,010,488
Tronair, Senior Secured Initial Term Loan (First Lien), 7.06% (Libor + 4.75%), maturity 9/8/23	1,482,475	1,473,329	1,463,944

Containers, Packaging & Glass
Pregis Corporation, Senior Secured Term Loan (First Lien), 5.81% (Libor + 3.50%), maturity 5/20/21	1,744,446	1,752,941	1,750,988
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 6.56% (Libor + 4.25%), maturity 5/12/20	497,587	496,533	496,344
Tapp Label Company, Senior Secured Term Loan, 7.81% (Libor + 5.50%), maturity 7/6/20	380,936	380,599	266,655

Media: Broadcasting & Subscription
Encompass, Senior Secured Tranche B Term Loan (Second Lien), 10.06% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,481,701	1,483,125
Encompass, Senior Secured Tranche B Term Loan (First Lien), 6.81% (Libor + 4.50%), maturity 6/6/21	972,222	972,222	947,917

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2018

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Retail
Grocery Outlet, Senior Secured Incremental Term Loan (First Lien), 5.81% (Libor + 3.50%), maturity 10/21/21	$1,994,962	$2,012,418	$2,012,418

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 6.81% (Libor + 4.50%), maturity 11/21/23	1,975,000	1,958,279	2,001,601

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 7.81% (Libor + 5.50%), maturity 8/31/23	1,390,987	1,378,798	1,384,032

Total Portfolio Investments(h)		$221,724,587	$221,921,997

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate (“LIBOR”) unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(g)	The borrower for Livingston, Livingston International Inc., is located in Canada.
(h)	At March 31, 2018, the cost of investments for income tax purposes was $221,724,587 the gross unrealized appreciation for federal tax purposes was $814,946, the gross unrealized depreciation for federal income tax purposes was $617,536, and the net unrealized appreciation was $197,410.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of December 31, 2017

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (88.1%)(e)(f):

High Tech Industries
Masergy, Senior Secured Initial Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 12/16/24	$4,000,000	$3,986,617	$3,989,999
Sparta, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 8/21/24	3,491,250	3,493,682	3,473,793
Help/Systems, Senior Secured Refinancing Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/8/21	3,473,418	3,469,538	3,473,417
Syncsort, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/16/24	3,491,250	3,457,390	3,429,425
Navicure, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 11/1/24	3,000,000	2,985,311	3,011,250
Infogroup, Senior Secured Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 4/3/23	2,979,987	2,942,629	2,965,088
GlobalLogic, Senior Secured Closing Date Term Loan, 6.19% (Libor + 4.50%), maturity 6/20/22	1,985,000	1,968,369	1,989,963
Idera, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 6/28/24	1,682,535	1,684,149	1,678,329
SciQuest, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 12/28/24	1,500,000	1,492,500	1,492,500
Flexera Software, Senior Secured Term Loan (Second Lien), 8.69% (Libor + 7.00%), maturity 4/2/21	1,000,000	981,929	997,500
Intermedia, Senior Secured Initial Term Loan (First Lien), 7.19% (Libor + 5.50%), maturity 2/1/24	995,000	995,000	997,488
ECi Software Solutions, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 9/27/24	997,500	987,787	990,019
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 5/7/21	989,420	989,420	989,420
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 11.94% (Libor + 10.25%), maturity 1/20/22	1,000,000	991,916	977,500
McAfee, Senior Secured Closing Date USD Term Loan, 6.19% (Libor + 4.50%), maturity 9/30/24	498,750	493,884	497,860
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 12/15/23	495,000	492,815	493,763
Endurance Int’l Group, Senior Secured Refinancing Loan, 5.69% (Libor + 4.00%), maturity 2/9/23	473,057	471,912	476,775
LANDesk, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 1/20/24	497,630	491,604	474,615

Healthcare & Pharmaceuticals
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/21/23	3,953,731	3,953,731	3,933,962
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.69% (Libor + 5.00%), maturity 8/18/23	2,965,975	2,939,822	2,936,315
Young, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 11/7/24	2,750,000	2,732,984	2,750,000
Pathway, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/10/24	2,176,311	2,161,569	2,159,989
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 9/23/24	2,153,693	2,129,086	2,137,540
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 8/1/24	2,000,000	1,990,432	2,012,500
Sarnova, Senior Secured Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 1/28/22	1,965,000	1,950,833	1,965,000
Upstream Rehabilitation, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 12/15/21	1,936,242	1,904,024	1,936,242
Radiology Partners, Senior Secured Term Loan, 7.44% (Libor + 5.75%), maturity 12/4/23	1,824,433	1,804,541	1,806,189
Specialty Care, Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 9/1/23	1,500,000	1,507,781	1,488,750
Curo Health Services, Senior Secured Term B Loan (First Lien), 5.69% (Libor + 4.00%), maturity 2/7/22	1,484,770	1,487,960	1,486,255
CareCentrix, Senior Secured Initial Term Loan, 6.69% (Libor + 5.00%), maturity 7/8/21	1,471,187	1,456,513	1,485,899
NAPA, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 4/19/23	903,118	896,101	894,087
Dermatologists of Central States, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 4/20/22	862,583	853,203	856,113
RMP & MedA/Rx, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 3/2/22	490,625	488,507	485,719

Services: Business
CoAdvantage, Senior Secured Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/1/23	3,985,013	3,970,218	3,955,125
Sungard Public Sector, Senior Secured Term Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 1/31/25	3,500,000	3,519,114	3,482,500
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.19% (Libor + 3.50%), maturity 6/19/24	2,953,587	2,953,587	2,968,860
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 10/30/23	2,970,000	2,970,000	2,895,750
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 10/29/21	2,342,823	2,329,977	2,336,966
ABILITY Network, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 12/13/24	2,000,000	1,990,000	2,007,500
First Advantage, Senior Secured Term Loan (First Lien), 6.94% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,989,326	1,945,000
General Info Solutions, Senior Secured Initial Term Loan, 6.44% (Libor + 4.75%), maturity 1/26/23	1,215,625	1,204,679	1,206,508
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 7/31/23	1,000,000	995,254	995,000
Intralinks, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 11/14/24	1,000,000	995,052	992,500
DBi Services, Senior Secured Term B Loan, 6.94% (Libor + 5.25%), maturity 8/1/21	989,985	981,912	987,510
ACA Compliance Group, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 1/30/21	497,500	493,116	493,769
Sungard Public Sector, Senior Secured Term Loan, 5.94% (Libor + 4.25%), maturity 2/1/24	248,125	247,024	251,057

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.44% (Libor + 5.75%), maturity 10/31/22	2,940,854	2,851,768	2,911,446
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 10/16/24	2,291,667	2,285,541	2,303,125
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.19% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 7/10/22	1,945,641	1,926,032	1,923,752
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 9/6/24	1,500,000	1,496,280	1,492,500
GENEX Services, Senior Secured Initial Term Loan (Second Lien), 9.44% (Libor + 7.75%), maturity 5/30/22	1,271,000	1,216,818	1,266,234

Wholesale
SRP, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 9/8/23	3,436,401	3,404,984	3,419,219
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/19/22	1,955,000	1,919,234	1,967,219
Ohio Transmission, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 10/2/21	1,969,545	1,956,406	1,964,622
Colony Hardware, Senior Secured Initial Term Loan, 7.69% (Libor + 6.00%), maturity 10/23/21	1,963,741	1,948,815	1,949,013
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 6/15/23	1,484,981	1,479,366	1,490,131

Chemicals, Plastics & Rubber
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.19% (Libor + 3.50%), maturity 5/30/24	2,992,500	2,992,608	2,992,500
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 10/4/21	2,939,995	2,929,297	2,903,245
Borchers, Senior Secured Term Loan, 6.19% (Libor + 4.50%), maturity 11/1/24	1,989,987	1,983,107	1,985,012
Zep, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 8/12/24	1,496,250	1,489,035	1,485,028
Houghton International, Senior Secured Term Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	1,005,000

Services: Consumer
Restaurant Technologies, Senior Secured Term Loan (Second Lien ), 10.44% (Libor + 8.75%), maturity 11/23/23	3,140,309	3,163,677	3,163,861
A Place For Mom, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 8/10/24	2,219,438	2,215,736	2,213,889
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 2/21/22	1,470,000	1,470,000	1,466,325
Smart Start, Senior Secured First Incremental Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 2/21/22	998,484	995,988	997,236

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 7.69% (Libor + 6.00%), maturity 12/8/23	2,916,667	2,864,167	2,872,917
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 9/11/23	1,974,957	1,958,097	1,955,207
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 10/26/23	1,868,354	1,851,317	1,849,671

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2017

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Consumer Goods: Durable
Pelican Products, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 4/10/20	$3,977,987	$3,962,506	$3,992,904
Strategic Partners, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 6/30/23	1,980,038	1,974,869	1,994,888

Capital Equipment
MW Industries, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 9/30/24	2,493,750	2,481,542	2,522,096
FCX, Senior Secured Eighth Amendment Acquisition Loan, 5.94% (Libor + 4.25%), maturity 8/4/20	997,500	992,710	992,513
BAS, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 5/21/24	1,000,000	995,111	992,500
FCX, Senior Secured Seventh Amendment Acquisition Loan, 6.19% (Libor + 4.50%), maturity 8/4/20	987,500	987,500	982,563
United Flexible, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 2/16/21	477,858	473,970	476,663

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 8.19% (Libor + 6.50%), maturity 12/20/22	1,868,492	1,850,917	1,854,480
Northstar, Senior Secured Term Loan, 7.94% (Libor + 6.25%), maturity 6/7/22	1,620,083	1,620,083	1,607,932
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.44% (Libor + 4.75%), maturity 6/21/22	1,488,750	1,475,137	1,462,697
Mspark, Senior Secured Term Loan, 7.19% (Libor + 5.50%), maturity 4/22/21	926,356	919,435	926,356

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Term-1 Loan (First Lien), 5.69% (Libor + 4.00%), maturity 5/6/21	2,933,431	2,933,431	2,953,539
On Location, Senior Secured Second Amendment Incremental Term Loan, 7.19% (Libor + 5.50%), maturity 9/29/21	1,490,625	1,471,992	1,471,992
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.69% (Libor + 5.00%), maturity 10/21/23	1,407,692	1,395,010	1,404,173

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 5.44% (Libor + 3.75%), maturity 7/7/22	1,994,898	2,009,478	2,013,191
MB Aerospace, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 12/15/22	1,962,456	1,946,911	1,952,644
Tronair, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 9/8/23	1,486,237	1,476,682	1,482,522

Beverage, Food & Tobacco
Lipari, Senior Secured Term Loan A, 6.19% (Libor + 4.50%), maturity 10/1/22	1,982,180	1,968,907	1,962,358
Kettle Cuisine, Senior Secured Term Loan, 6.69% (Libor + 5.00%), maturity 8/21/21	1,958,093	1,958,093	1,958,093
Sovos Brands, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 7/18/24	997,500	992,745	990,019

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/12/24	3,000,000	2,985,000	2,977,500
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/7/21	1,280,194	1,280,506	1,267,392

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 6/23/21	1,969,697	1,954,979	1,979,545
PlayPower, Senior Secured Initial Term Loan (Second Lien), 10.44% (Libor + 8.75%), maturity 6/23/22	1,000,000	992,705	997,500
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 9/30/24	878,750	876,316	872,159

Media: Broadcasting & Subscription
Encompass, Senior Secured Tranche B Term Loan (Second Lien), 9.44% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,480,811	1,485,000
Encompass, Senior Secured Tranche B Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 6/6/21	974,748	974,748	965,000

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 11/21/23	1,980,000	1,962,639	1,998,977

Automotive
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.94% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,099	1,786,500

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 8/31/23	1,390,987	1,378,314	1,390,987

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 8/12/21	980,000	973,568	970,200

Containers, Packaging & Glass
Tapp Label Company, Senior Secured Term Loan, 7.19% (Libor + 5.50%), maturity 7/6/20	463,487	462,519	324,441
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 5.94% (Libor + 4.25%), maturity 5/12/20	498,392	497,269	498,392

Total Portfolio Investments(g)		$184,175,573	$184,336,177

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate (“LIBOR”) unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(g)	At December 31, 2017, the cost of investments for income tax purposes was $184,175,573 the gross unrealized appreciation for federal tax purposes was $745,404, the gross unrealized depreciation for federal income tax purposes was $584,800, and the net unrealized appreciation was $160,604.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Notes to Financial Statements

March 31, 2018

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at March 31, 2018 and December 31, 2017. At such dates, cash was not subject to any restrictions on withdrawal.

Offering Expenses

The Company incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’s registration statement on Form 10 (the “Registration Statement”) and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The Company did not amortize offering costs during the three months ended March 31, 2018 or 2017.

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

As of March 31, 2018, the Company held 103 investments in loans with OID. The Company accrued OID income of $42,947 for the three months ended March 31, 2018. The unamortized balance of OID investments as of March 31, 2018, totaled $814,901. As of December 31, 2017, the Company held 89 investments in loans with OID. The unamortized balance of OID investments as of December 31, 2017, totaled $1,028,002. The Company accrued OID income of $68,127 for the three months ended March 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company held $26,988,706 and $29,721,559 cash and cash equivalents, respectively. For the three months ended March 31, 2018 and 2017, the Company earned $36,988 and $22,884, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three months ended March 31, 2018 and 2017, the Company accrued $32,110 and $44,395 of other income, respectively, related to amendment fees.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).” The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company has determined that this standard will not have a material impact on the financial statements, primarily because the majority of the Company’s revenue is accounted for under FASB ASC Topic 320, “Investments – Debt and Equity Securities”, which is scoped out of this standard.

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

As of March 31, 2018, $110,423,577 of the Company’s investments were valued using unobservable inputs, and $111,498,420 were valued using observable inputs. During the three months ended March 31, 2018, $56,071,203 and $24,569,555 of investments transferred into and out of Level 3, respectively.

As of December 31, 2017, $80,094,421 of the Company’s investments were valued using unobservable inputs, and $104,241,756 were valued using observable inputs. During the three months ended March 31, 2017, $21,566,731 and $8,897,250 of investments transferred into and out of Level 3, respectively.

The following tables present the Company’s investments carried at fair value as of March 31, 2018 and December 31, 2017, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$107,198,350	$95,576,845	$202,775,195
Second lien debt		4,300,070	14,846,732	19,146,802
Total	$-	$111,498,420	$110,423,577	$221,921,997

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$98,806,661	$64,377,922	$163,184,583
Second lien debt		5,435,095	15,716,499	21,151,594
Total	$-	$104,241,756	$80,094,421	$184,336,177

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2018. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of March 31, 2018
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$95,310,190	Matrix Pricing	Senior Leverage	3.06x - 6.62x	4.60x
			Total Leverage	3.41x - 7.68x	5.81x
			Interest Coverage	1.38x - 5.55x	2.30x
			Debt Service Coverage	1.14x - 3.12x	1.78x
			TEV Coverage	1.56x - 3.63x	2.42x
			Liquidity	58.38% - 479.10%	129.84%
			Spread Comparison	350bps - 650bps	473bps

	266,655	Market Analysis	Senior Leverage	5.77x	5.77x
			Total Leverage	15.05x	15.05x
			Interest Coverage	0.34x	0.34x
			Debt Service Coverage	0.25x	0.25x
			TEV Coverage	0.87x	0.87x
			Liquidity	16.21%	16.21%
			Spread Comparison	550bps	550bps

Second lien debt	14,846,732	Matrix Pricing	Senior Leverage	4.60x - 6.61x	5.87x
			Total Leverage	4.60x - 6.61x	5.87x
			Interest Coverage	1.19x - 3.53x	1.92x
			Debt Service Coverage	0.97x - 3.10x	1.56x
			TEV Coverage	1.33x - 2.07x	1.78x
			Liquidity	33.50% - 198.03%	126.51%
			Spread Comparison	750bps - 1025bps	845bps

Total	$110,423,577

(1)	For any portfolio company, the unobservable input “Liquidity” is a fraction, expressed as a percentage, the numerator of which is the sum of the company’s undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company’s revolving credit facility. The unobservable input “Spread Comparison” is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2018 and 2017 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2018	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2017	$64,377,922	$15,716,499	$80,094,421
Transfers into Level 3	50,636,108	5,435,095	56,071,203
Transfers out of Level 3	(20,579,556)	(3,989,999)	(24,569,555)
Total gains:
Net realized gain(a)	58,355	69,789	128,144
Net unrealized depreciation(b)	(180,738)	(116,371)	(297,109)
New investments, repayments and settlements:(c)
Purchases	13,424,267	-	13,424,267
Settlements/repayments	(12,187,027)	(2,271,000)	(14,458,027)
Net amortization of premiums, discounts and fees	27,514	2,719	30,233
Fair Value as of March 31, 2018	$95,576,845	$14,846,732	$110,423,577

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2018.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2018.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended March 31, 2017	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844
Transfers into Level 3	21,566,731	-	21,566,731
Transfers out of Level 3	(8,897,250)	-	(8,897,250)
Total gains:
Net realized gain(a)	49,507	-	49,507
Net unrealized depreciation(b)	(255,621)	(1,393)	(257,014)
New investments, repayments and settlements:(c)
Purchases	6,327,756	-	6,327,756
Settlements/repayments	(5,855,511)	-	(5,855,511)
Net amortization of premiums, discounts and fees	53,351	6,393	59,744
Fair Value as of March 31, 2017	$96,459,589	$9,710,218	$106,169,807

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2017.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2017.

(b)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at March 31, 2018 and 2017 $(198,204) and $(238,572), respectively.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2018 and 2017, transfers between Level 2 to Level 3 were primarily due to increased or decreased price transparency.

Investment Activities

The Company held a total of 116 syndicated investments with an aggregate fair value of $221,921,997 as of March 31, 2018. During the three months ended March 31, 2018, the Company invested in 29 new syndicated investments for a combined $45,743,336 and in existing investments for a combined $11,190,050. The Company also received $18,186,155 in repayments from investments and $1,390,962 from investments sold during the three months.

The Company held a total of 102 syndicated investments with an aggregate fair value of $184,336,177 as of December 31, 2017. During the three months ended March 31, 2017, the Company invested in 13 new syndicated investments for a combined $13,408,164 and $2,155,945 in existing investments. The Company also received $13,789,349 in repayments from investments during the period.

Investment Concentrations

As of March 31, 2018, the Company’s investment portfolio consisted of investments in 110 companies located in 28 states across 22 different industries, with an aggregate fair value of $221,921,997. The five largest investments at fair value as of March 31, 2018 totaled $19,084,225, or 8.60% of the Company’s total investment portfolio as of such date. As of March 31, 2018, the Company’s average investment was $1,911,419 at cost.

As of December 31, 2017, the Company’s investment portfolio consisted of investments in 96 companies located in 28 states across 22 different industries, with an aggregate fair value of $184,336,177. The five largest investments at fair value as of December 31, 2017 totaled $19,354,490, or 10.50% of the Company’s total investment portfolio as of such date. As of December 31, 2017, the Company’s average investment was $1,918,496 at cost.

	March 31, 2018				December 31, 2017

		Percentage of		Percentage of		Percentage of		Percentage of
		Total		Total		Total		Total
	Cost	Investments	Fair Value	Investments	Cost	Investments	Fair Value	Investments
First lien debt	$202,519,066	91.34%	$202,775,195	91.37%	$163,043,887	88.53%	$163,184,583	88.53%
Second lien debt	19,205,521	8.66%	19,146,802	8.63%	21,131,686	11.47%	21,151,594	11.47%
Total Investments	$221,724,587	100.00%	$221,921,997	100.00%	$184,175,573	100.00%	$184,336,177	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
High Tech Industries	$38,992,862	17.57%	$32,398,704	17.58%
Healthcare & Pharmaceuticals	38,080,571	17.16	28,334,560	15.37
Services: Business	30,614,449	13.80	24,518,045	13.30
Chemicals, Plastics & Rubber	15,579,366	7.02	10,370,785	5.63
Wholesale	13,852,863	6.24	10,790,204	5.85
Banking, Finance, Insurance & Real Estate	11,760,410	5.30	11,897,057	6.45
Services: Consumer	11,284,408	5.08	7,841,311	4.25
Consumer Goods: Non-durable	6,692,277	3.02	6,677,795	3.62
Consumer Goods: Durable	6,447,693	2.91	5,987,792	3.25
Media: Advertising, Printing & Publishing	5,828,334	2.63	5,851,465	3.17
Hotel, Gaming & Leisure	5,806,839	2.62	5,829,704	3.16
Automotive	5,243,129	2.36	1,786,500	0.97
Beverage, Food & Tobacco	4,888,300	2.20	4,910,470	2.66
Construction & Building	4,824,697	2.17	3,849,204	2.09
Transportation: Cargo	4,231,047	1.91	4,244,892	2.30
Capital Equipment	3,977,240	1.79	5,966,335	3.24
Aerospace & Defense	3,474,432	1.57	5,448,357	2.96
Containers, Packaging & Glass	2,513,987	1.13	822,833	0.46
Media: Broadcasting & Subscription	2,431,042	1.10	2,450,000	1.33
Retail	2,012,418	0.91	-	-
Forest Products & Paper	2,001,601	0.90	1,998,977	1.08
Utilities: Electric	1,384,032	0.61	1,390,987	0.75
Media: Diversified & Production	-	-	970,200	0.53
	$221,921,997	100.00%	$184,336,177	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$52,883,770	23.83%	$44,603,594	24.20%
Midwest	49,596,656	22.35	43,870,888	23.80
Southeast	36,135,590	16.28	28,690,823	15.56
West	32,603,121	14.69	21,087,825	11.44
East	23,596,351	10.63	20,861,634	11.32
Southwest	21,552,938	9.71	20,144,926	10.93
South	3,339,695	1.50	2,862,598	1.55
Northwest	2,213,876	1.01	2,213,889	1.20
Total Investments	$221,921,997	100.00%	$184,336,177	100.00%

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2018:

For the Fiscal Years Ending December 31:	Amount
2018	$1,616,047
2019	3,944,895
2020	9,165,982
2021	35,260,182
2022	36,503,709
Thereafter	136,048,673
Total contractual repayments	222,539,488
Adjustments to cost basis on debt investments(a)	(814,901)
Total Cost Basis of Investments Held at March 31, 2018:	$221,724,587

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

Note 4.	Related Party Transactions

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

For the three months ended March 31, 2018, the Company recorded base management fees of $538,300 and waivers to the base management fees of $188,404, as set forth within the accompanying statements of operations. For the three months ended March 31, 2017, the Company recorded management fees of $438,663 and waivers to the management fees of $153,532, as set forth within the accompanying statements of operations.

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

For the three months ended March 31, 2018, the Company recorded incentive fees related to net investment income of $398,564. Offsetting the incentive fees were waivers of the incentive fess of $343,066, as set forth within the accompanying statements of operations. For the three months ended March 31, 2017, the Company recorded incentive fees related to net investment income of $119,397. Offsetting the incentive fees were waivers of the incentive fess of $107,458, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250, for each of the three months ended March 31, 2018 and 2017, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2018 and December 31, 2017 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2018	December 31, 2017
Net base management fee due to Adviser	$349,896	$309,784
Net incentive fee due to Adviser	55,497	68,237
Other expenses due to Adviser (a)	-	153,034
Total fees due to Adviser, net of waivers	405,393	531,055
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$471,643	$597,305

(a)	Expenses paid on behalf of the Company by the Adviser

Note 5.	Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Numerator for basic and diluted net increase in net assets resulting from operations per common share	$2,787,849	$1,771,565
Denominator for basic and diluted weighted average common shares	22,040,159	17,831,894
Basic and diluted net increase in net assets resulting from operations per common share	$0.13	$0.10

Note 6.	Income Tax

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

At December 31, 2017, the components of accumulated net unrealized appreciation on investments and net investment losses and losses on a tax basis as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

Temporary Differences

As of December 31, 2017
Other temporary book/tax differences	$(253,937)
Net tax basis unrealized appreciation	160,604
Components of tax distributable deficit at period end	$(93,333)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2017.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2017. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2017, 2016, 2015 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three months ended March 31, 2018 and 2017, no tax expense or any related interest or penalties were incurred.

Note 7.	Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of March 31, 2018, $65,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of March 31, 2018 and December 31, 2017, were 23,545,870 and 21,988,238, respectively.

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

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2018 and December 31, 2017:

Investment	Industry	March 31, 2018	December 31, 2017

Radiology Partners, Senior Secured Term A Loan, 8.06% (Libor + 5.75%), maturity 12/4/23	Healthcare & Pharmaceuticals	$808,235	$175,567
Manna Pro, Senior Secured Term Loan, 8.31% (Libor + 6.00%), maturity 12/8/23	Consumer Goods: Non-durable	583,333	583,333
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.56% (Libor + 3.25%), maturity 3/20/25	Automotive	551,991	-
Young, Senior Secured Initial Term Loan (First Lien), 6.31% (Libor + 4.00%), maturity 11/7/24	Healthcare & Pharmaceuticals	501,667	687,500
Pathway, Senior Secured Term Loan (First Lien), 6.56% (Libor + 4.25%), maturity 10/10/24	Healthcare & Pharmaceuticals	342,703	818,454
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.81% (Libor + 4.50%), maturity 9/23/24	Healthcare & Pharmaceuticals	340,909	340,909
SRP, Senior Secured Term Loan, 8.81% (Libor + 6.50%), maturity 9/8/23	Wholesale	296,429	535,714
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.56% (Libor + 3.25%), maturity 1/31/25	Chemicals, Plastics & Rubber	270,000	-
Dermatologists of Central States, Senior Secured Term Loan, 8.81% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	133,257	133,257
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.06% (Libor + 3.75%), maturity 9/30/24	Construction & Building	119,048	119,048
Ansira, Senior Secured Initial Term Loan, 8.81% (Libor + 6.50%), maturity 12/20/22	Media: Advertising, Printing & Publishing	113,346	113,346
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 6.06% (Libor + 3.75%), maturity 10/16/24	Banking, Finance, Insurance & Real Estate	-	208,333

		$4,060,918	$3,715,461

Note 9.	Financial Highlights

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Per Share Data:
Net asset value, beginning of period	$9.51	$9.55
Net investment income(a)	0.12	0.10
Net realized gain on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	0.01	-
Net increase in net assets resulting from operations	$0.13	$0.10
Net asset value at end of period	$9.64	$9.65
Total return(c)(g)	1.37%	1.05%
Shares of common stock outstanding at end of period	23,545,870	17,831,894

Statement of Assets and Liabilities Data:
Net assets at end of period	$226,983,425	$172,141,226
Average net assets(d)	216,134,650	171,599,020

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.28%	2.03%
Ratio of net expenses to average net assets-annualized(f)	1.28%	1.41%
Ratio of net investment income to average net assets-annualized	4.88%	4.28%
Portfolio turnover(g)	0.69%	9.51%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain/loss for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 10.	Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11.	Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through May 15, 2018, the date the quarterly report on Form 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

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

Although we have no present intention of doing so, we may decide to incur leverage. If we do incur leverage, however, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which were syndicated loans as of March 31, 2018, was approximately $221,921,997 and held in 110 portfolio companies as of March 31, 2018. The fair value of our investments, all of which were syndicated loans as of December 31, 2017, was approximately $184,336,177 and held in 96 portfolio companies as of December 31, 2017.

During the three months ended March 31, 2018, we invested in 29 new syndicated investments for a combined $45,743,336 and in existing investments for a combined $11,190,050. We also received $18,186,155 in repayments from investments and $1,390,962 from investments sold during the three months. During the three months ended March 31, 2017, we purchased $15,564,109 in investments, and we had $13,789,349 in debt repayments by existing portfolio companies. In addition, for the three months ended March 31, 2018, we had a change in unrealized appreciation of approximately $36,806 and realized gains of $149,798. In addition, for the three months ended March 31, 2017, we had a change in unrealized depreciation of approximately $129,906 and realized gains of $90,317.

Our investment activity for the three months ended March 31, 2018 and 2017, is presented below:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Beginning investment portfolio, at fair value	$184,336,177	$143,789,221
Investments in new portfolio investments	45,743,336	13,408,164
Investments in existing portfolio investments	11,190,050	2,155,945
Principal repayments	(18,186,155)	(13,789,349)
Proceeds from investments sold	(1,390,962)	-
Change in premiums, discounts and amortization	42,947	68,127
Net unrealized appreciation (depreciation) on investments	36,806	(129,906)
Realized gain on investments	149,798	90,317
Ending portfolio investment activity, at fair value	$221,921,997	$145,592,519
Number of portfolio investments	116	88
Average investment amount, at cost	$1,911,419	$1,642,953
Percentage of investments at floating rates	100.00%	100.00%

As of March 31, 2018 and December 31, 2017, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2018 and through May 15, 2018, we invested $6,698,916 at cost in eight portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three months ended March 31, 2018 and 2017, is presented in the table below.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Total interest income from non-controlled/non-affiliated investments	$3,216,602	$2,340,753
Total other interest income	36,988	22,884
Total other income	32,110	44,395
Total investment income	$3,285,700	$2,408,032

Total investment income for the three months ended March 31, 2018 increased to $3,285,700 from $2,408,032 for the three months ended March 31, 2017, and was driven by our interest income from our increasing investment balance. As of March 31, 2018 and 2017, the size of our portfolio was $221,724,587 and $145,579,855 at amortized cost, respectively, with total principal amount outstanding of $222,539,488 and $146,049,711, respectively.

Expenses

Total expenses net of waivers for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Base management fee(a)	$538,300	$438,663
Incentive fee(a)	398,564	119,397
Administrative fee(a)	66,250	66,250
Directors’ fees	48,750	48,750
Professional fees	111,710	135,770
Other expenses	52,351	49,038
Total expenses	1,215,925	857,868
Base management fee waivers(a)	(188,404)	(153,532)
Incentive fee waivers(a)	(343,066)	(107,458)
Total expenses, net of waivers	$684,455	$596,878

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended March 31, 2018 in comparison to the three months ended March 31, 2017 was driven by our increasing invested balance. For the three months ended March 31, 2018 and 2017, we accrued gross base management fees before waivers of $538,300 and $438,663, respectively. Offsetting those fees, we recognized base management fee waivers of $188,404 and $153,532, respectively. For the three months ended March 31, 2018 and 2017, we accrued incentive fees related to net investment income before waivers of $398,564 and $119,397, respectively. Offsetting those fees, we recognized incentive fee waivers of $343,066 and $107,458, respectively. Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2018 and 2017. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2018 and 2017, we incurred professional fees of $111,710 and $135,770, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. We also incurred expenses related to fees paid to our independent directors of $48,750 for each of the three months ended March 31, 2018 and 2017.

Realized and Unrealized Gains and Losses

We recognized $149,798 and $90,317 in net realized gains for the three months ended March 31, 2018 and 2017, respectively.

Net change in unrealized appreciation (depreciation) appreciation on investments for the three months ended March 31, 2018 and 2017 was as follows:

Type	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
First Lien Debt	$115,433	$(214,309)
Second Lien Debt	(78,627)	84,403
Net change in unrealized appreciation (depreciation) on investments	$36,806	$(129,906)

Net change in unrealized appreciation on investments during the three months ended March 31, 2018 was primarily due to an increase in performance of our portfolio companies and changes in the capital market conditions. Net change in unrealized depreciation on investments during the three months ended March 31, 2017 was primarily due to the reversal of previously appreciated investments due to full principal paydowns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of March 31, 2018 and December 31, 2017, we had cash of $26,988,706 and $29,721,559, respectively.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $17,732,853. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans. Net cash used in operating activities for the three months ended March 31, 2017 was $513,638. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans.

As of March 31, 2018 and December 31, 2017, we had eleven and ten investments with unfunded commitments of $4,060,918 and $3,715,461, respectively. We believe that, as of March 31, 2018 and December 31, 2017, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Beginning investment portfolio	$184,336,177	$143,789,221
Investments in new portfolio investments	45,743,336	13,408,164
Investments in existing portfolio investments	11,190,050	2,155,945
Principal repayments	(18,186,155)	(13,789,349)
Proceeds from sales of investments	(1,390,962)	-
Net unrealized appreciation (depreciation) on investments	36,806	(129,906)
Net realized gain on investments	149,798	90,317
Net change in premiums, discounts and amortization	42,947	68,127
Investment Portfolio, at Fair Value	$221,921,997	$145,592,519

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2018 was $15,000,000 from issuances of 1,557,632 of Shares to our shareholders, in connection with our capital calls during the period.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of March 31, 2018, $65,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of March 31, 2018 and December 31, 2017, were 23,545,870 and 21,988,238, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We did not declare or pay any distributions during the three months ended March 31, 2018 and 2017.

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

Related Party Fees

For the three months ended March 31, 2018 and 2017, we recorded base management fees of $538,300 and $438,663, respectively. Offsetting these fees were waivers to the base management fees of $188,404 and $153,532, respectively, as set forth within the accompanying statements of operations.

For the three months ended March 31, 2018 and 2017, we recorded incentive fees of $398,564 and $119,397, respectively. Offsetting these waivers to the incentive fees of $343,066 and $107,458, respectively, as set forth within the accompanying statements of operations.

For each of the three months ended March 31, 2018 and 2017, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of March 31, 2018 and December 31, 2017 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2018	December 31, 2017
Net base management fee due to Adviser	$349,896	$309,784
Net incentive fee due to Adviser	55,497	68,237
Other expenses due to Adviser (a)	-	153,034
Total fees due to Adviser, net of waivers	405,393	531,055
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$471,643	$597,305

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

Organization and Offering Expenses

We incurred offering costs of $145,358 in prior periods. Our offering costs included legal fees and other costs pertaining to the preparation of the Registration Statement and sale of our shares of common stock. We capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. We did not amortize offering costs during the three months ended March 31, 2018 and 2017.

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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2017, 2016, and 2015.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2018, we had eleven investments with unfunded commitments of $4,060,918. As of December 31, 2017, we had ten investments with unfunded commitments of $3,715,461. We believe that, as of March 31, 2018 and December 31, 2017, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2018 and December 31, 2017, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

Assuming that the accompanying statement of assets and liabilities as of March 31, 2018 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 100 basis points	(1,946,543)
Up 100 basis points	2,225,395
Up 200 basis points	4,450,790
Up 300 basis points	6,676,185

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 16, 2018.

Recently passed legislation may allow us to incur additional leverage would require us to offer liquidity to our stockholders.

Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. As a result, if we receive the relevant approval and we comply with the applicable disclosure requirements, we would be able to incur additional leverage, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expenses may increase if we incur additional leverage.

We have not commenced any tender offers, and we do not currently intend to conduct any tender offers. As a non-traded BDC, however, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their shares of common stock over the next year following the calendar quarter in which the approval was obtained. The timing and method for such offers has not been determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

11.1	Computation of per share earnings (included in the notes to the financial statements included in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: May 15, 2018	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 15, 2018	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

