Form 10-Q
period 2018-06-30
Audax Credit BDC Inc.
filed 2018-08-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 814-01154

AUDAX CREDIT BDC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-3039124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 HUNTINGTON AVENUE
BOSTON, MASSACHUSSETTS	02199
(Address of principal executive office)	(Zip Code)

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

The registrant had 25,124,820 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2018.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

June 30, 2018 and December 31, 2017

(Expressed in U.S. Dollars)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $237,294,506 and $184,175,573, respectively)	$236,852,837	$184,336,177
Cash and cash equivalents	15,041,814	29,721,559
Interest receivable	516,790	429,426
Receivable from bank loan repayment	19,304	-
Other assets	83,270	2,511

Total assets	$252,514,015	$214,489,673

Liabilities
Accrued expenses and other liabilities	$412,765	$238,821
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	493,451	531,055
Payable for investments purchased	12,927,966	4,457,971

Total liabilities	$13,900,432	$5,294,097
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 25,124,820 and 21,988,238 shares issued and outstanding, respectively	$25,125	$21,989
Capital in excess of par value	239,263,812	209,266,921
Accumulated net (depreciation) appreciation on investments	(441,669)	160,604
Accumulated net realized gain	67,960	-
Accumulated distributions in excess of net investment income	(301,645)	(253,938)
Total Net Assets	$238,613,583	$209,195,576

Net Asset Value per Share of Common Stock at End of Period	$9.50	$9.51

Shares Outstanding	25,124,820	21,988,238

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Commitments and Contingencies for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Investment Income
Interest income
Non-Control/Non-Affiliate	$3,789,055	$2,480,149	$7,005,657	$4,820,902
Other	31,119	33,746	68,107	56,630
Total interest income	3,820,174	2,513,895	7,073,764	4,877,532
Other income
Non-Control/Non-Affiliate	16,452	17,067	48,562	61,462
Total income	3,836,626	2,530,962	7,122,326	4,938,994

Expenses
Base management fee(a)	$623,184	$438,585	$1,161,484	$877,248
Incentive fee(a)	476,412	305,227	874,976	424,625
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	48,750	48,750	97,500	97,500
Professional fees	101,309	51,967	213,019	187,737
Other expenses	39,551	44,352	91,902	93,389

Expenses before waivers from investment adviser and administrator	1,355,456	955,131	2,571,381	1,812,999
Base management fee waivers(a)	(218,114)	(153,504)	(406,518)	(307,036)
Incentive fee waivers(a)	(388,030)	(273,912)	(731,096)	(381,370)
Total expenses, net of waivers	749,312	527,715	1,433,767	1,124,593
Net Investment Income	3,087,314	2,003,247	5,688,559	3,814,401

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	67,959	350,613	217,757	440,930
Net change in unrealized depreciation on investments	(639,079)	(351,691)	(602,273)	(481,597)
Net realized and unrealized loss on investments	(571,120)	(1,078)	(384,516)	(40,667)

Net Increase in Net Assets Resulting from Operations	$2,516,194	$2,002,169	$5,304,043	$3,773,734

Basic and Diluted per Share of Common Stock:
Net investment income	$0.13	$0.11	$0.25	$0.21
Net increase in net assets resulting from operations	$0.11	$0.11	$0.23	$0.21

Weighted average shares of common stock outstanding basic diluted	23,840,839	17,831,894	22,945,473	17,831,894

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Operations
Net investment income	$5,688,559	$3,814,401
Net realized gain on investments	217,757	440,930
Net change in unrealized depreciation on investments	(602,273)	(481,597)
Net increase in net assets resulting from operations	5,304,043	3,773,734

Distributions:
Distributions to common stockholders from net investment income	(5,736,266)	(3,606,521)
Distributions to common stockholders from realized gains	(149,797)	(138,177)
Total distributions	(5,886,063)	(3,744,698)

Capital Share Transactions:
Issuance of common stock	30,000,000	-
Reinvestment of common stock	27	22
Net increase in net assets from capital share transactions	30,000,027	22

Net Increase in Net Assets	29,418,007	29,058

Net Assets, Beginning of Period	209,195,576	170,369,661

Net Assets, End of Period	$238,613,583	$170,398,719

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,304,043	$3,773,734
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Net realized gain on investments	(217,757)	(440,930)
Net change in unrealized depreciation on investments	602,273	481,597
Accretion of original issue discount interest	(76,643)	(132,661)
Increase in interest receivable	(87,364)	(21,605)
Increase in receivable from bank loan repayment	(19,304)	(10,835)
Increase in other assets	(80,759)	(83,494)
Increase in accrued expenses and other liabilities	173,944	92,508
Increase in fee due to administrator(a)	-	44,375
Decrease in fees due to investment advisor(a)	(37,604)	(1,332)
Increase (decrease) in payable for investments purchased	8,469,995	(227,323)
Investment activity:
Investments purchased	(85,799,027)	(44,953,583)
Proceeds from investments sold	1,390,962	-
Repayment of bank loans	31,583,532	42,382,537
Total investment activity	(52,824,533)	(2,571,046)

Net cash (used in) provided by operating activities	(38,793,709)	902,988

Cash flows from financing activities:
Issuance of shares of common stock	30,000,000	-
Distributions paid to common stockholders	(5,886,036)	(3,744,676)

Net cash provided by financing activities	24,113,964	(3,744,676)

Net decrease in cash and cash equivalents	(14,679,745)	(2,841,688)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	29,721,559	30,566,068

Cash and cash equivalents, end of period	$15,041,814	$27,724,380

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$27	$22

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of June 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (99.3%)(e)(f):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan, 6.46% (Libor + 4.00%), maturity 7/9/25	$4,000,000	$3,960,000	$3,960,000
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 7.34% (Libor + 5.00%), maturity 8/21/23	3,933,712	3,933,712	3,933,712
Young, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.00%), maturity 11/7/24	3,513,417	3,500,915	3,522,199
Zest Dental, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 3/14/25	3,384,101	3,413,712	3,405,251
Specialty Care, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 9/1/23	3,394,122	3,399,020	3,360,180
Radiology Partners, Senior Secured Term A Loan, 8.09% (Libor + 5.75%), maturity 12/4/23	3,178,618	3,140,163	3,178,617
Pathway, Senior Secured Term Loan (First Lien), 6.59% (Libor + 4.25%), maturity 10/10/24	2,982,125	2,968,045	2,952,303
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.25%), maturity 8/18/23	2,951,149	2,926,503	2,906,881
MedRisk, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 3.00%), maturity 12/27/24	2,487,500	2,494,059	2,487,500
Curo Health Services, Senior Secured Term B Loan (First Lien), 6.34% (Libor + 4.00%), maturity 2/7/22	2,472,026	2,478,315	2,472,026
Upstream Rehabilitation, Senior Secured Initial Term Loan, 6.84% (Libor + 4.50%), maturity 1/3/24	2,424,061	2,421,710	2,418,001
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.84% (Libor + 4.50%), maturity 9/23/24	2,375,270	2,352,006	2,369,332
CareCentrix, Senior Secured Initial Term Loan, 6.84% (Libor + 4.50%), maturity 4/3/25	1,987,500	1,977,775	1,977,563
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 6.59% (Libor + 4.25%), maturity 8/1/24	1,970,000	1,961,070	1,970,000
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 7.84% (Libor + 5.50%), maturity 5/9/25	1,000,000	985,000	992,500
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 5/10/23	936,354	943,149	938,110
Dermatologists of Central States, Senior Secured Term Loan, 8.84% (Libor + 6.50%), maturity 4/20/22	858,593	849,887	852,154
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 10.59% (Libor + 8.25%), maturity 9/1/24	850,000	841,731	843,625
U.S. Renal Care, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.25%), maturity 12/30/22	497,449	498,607	491,022
RMP & MedA/Rx, Senior Secured Term Loan, 7.09% (Libor + 4.75%), maturity 3/2/22	476,728	474,866	473,153

High Tech Industries

Navicure, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 11/1/24	3,483,747	3,471,907	3,492,456
Syncsort, Senior Secured Initial Term Loan (First Lien), 7.34% (Libor + 5.00%), maturity 8/16/24	3,473,750	3,442,110	3,489,950
Sparta, Senior Secured New Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 8/21/24	3,473,750	3,476,014	3,434,670
Masergy, Senior Secured Initial Loan (Second Lien), 9.84% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,417,814	3,411,429
Barracuda, Senior Secured Term Loan (First Lien), 5.59% (Libor + 3.25%), maturity 2/12/25	3,000,000	3,019,886	2,993,130
Infogroup, Senior Secured Term Loan (First Lien), 7.34% (Libor + 5.00%), maturity 4/3/23	2,964,975	2,930,683	2,950,150
McAfee, Senior Secured Closing Date USD Term Loan, 6.84% (Libor + 4.50%), maturity 9/29/24	2,486,225	2,500,055	2,502,659
HelpSystems, Senior Secured Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 3/28/25	2,500,000	2,497,562	2,496,875
Flexera Software, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.25%), maturity 2/26/25	1,995,000	2,000,106	1,994,072
GlobalLogic, Senior Secured Refinancing Term B-1 Loan, 6.09% (Libor + 3.75%), maturity 6/20/22	1,980,000	1,965,091	1,980,000
Bomgar, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.00%), maturity 4/18/25	1,750,000	1,763,125	1,763,125
Idera, Senior Secured Initial Term Loan (First Lien), 6.84% (Libor + 4.50%), maturity 6/28/24	1,674,000	1,675,610	1,669,815
SciQuest, Senior Secured Term Loan, 6.34% (Libor + 4.00%), maturity 12/28/24	1,496,250	1,489,150	1,492,509
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.59% (Libor + 4.25%), maturity 5/7/21	1,481,816	1,480,636	1,479,963
ECi Software Solutions, Senior Secured Initial Term Loan, 6.59% (Libor + 4.25%), maturity 9/27/24	992,500	983,734	997,463
Corsair, Senior Secured Term Loan (First Lien), 7.09% (Libor + 4.75%), maturity 8/28/24	997,491	992,638	990,010
Intermedia, Senior Secured Initial Term Loan (First Lien), 7.84% (Libor + 5.50%), maturity 2/1/24	990,000	990,000	990,000
LANDesk, Senior Secured Term Loan (First Lien), 6.59% (Libor + 4.25%), maturity 1/20/24	992,879	981,321	986,058
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 12.59% (Libor + 10.25%), maturity 1/20/22	1,000,000	992,728	977,500
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.00%), maturity 12/2/22	709,555	704,676	706,007
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.59% (Libor + 3.25%), maturity 12/15/23	492,500	490,483	494,347
Endurance Int'l Group, Senior Secured Refinancing Loan, 6.34% (Libor + 4.00%), maturity 2/9/23	458,213	457,172	458,692

Services: Business
CoAdvantage, Senior Secured Term Loan (First Lien), 6.84% (Libor + 4.50%), maturity 10/1/23	3,965,038	3,951,383	3,965,038
Sungard Public Sector, Senior Secured Term Loan (Second Lien), 10.84% (Libor + 8.50%), maturity 1/31/25	3,500,000	3,518,111	3,548,125
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 6/19/24	2,938,745	2,938,745	2,931,398
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 7.34% (Libor + 5.00%), maturity 10/30/23	2,955,000	2,955,000	2,659,500
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 7.34% (Libor + 5.00%), maturity 10/29/21	2,330,747	2,319,446	2,330,747
Vistage, Senior Secured Term B Loan (First Lien), 6.34% (Libor + 4.00%), maturity 2/10/25	1,995,000	1,990,324	2,004,975
First Advantage, Senior Secured Term Loan (First Lien), 7.59% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,990,545	1,975,000
DBi Services, Senior Secured Term B Loan, 7.59% (Libor + 5.25%), maturity 8/1/21	1,982,881	1,966,729	1,953,138
General Info Solutions, Senior Secured Initial Term Loan, 7.09% (Libor + 4.75%), maturity 1/26/23	1,706,827	1,694,507	1,706,827
Livingston, Senior Secured Refinancing Term B-3 Loan (First Lien), 8.05% (Libor + 5.75%), maturity 3/20/20 (g)	1,492,500	1,497,264	1,470,113
OSG Billing Services, Senior Secured Term B Loan (First Lien), 6.59% (Libor + 4.25%), maturity 3/27/24	1,240,481	1,234,397	1,234,278
Intralinks, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.00%), maturity 11/14/24	995,000	990,370	995,313
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.25%), maturity 7/31/23	995,000	990,636	990,025
Equian, Senior Secured 2018 Incremental Term Loan, 5.59% (Libor + 3.25%), maturity 5/20/24	497,487	501,160	496,657
Sungard Public Sector, Senior Secured Term Loan, 6.59% (Libor + 4.25%), maturity 2/1/24	246,875	245,855	244,098

Chemicals, Plastics & Rubber

Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 5/30/24	2,977,538	2,977,637	2,984,981
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 7.09% (Libor + 4.75%), maturity 10/4/21	2,921,296	2,911,915	2,941,380
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.59% (Libor + 3.25%), maturity 1/31/25	2,723,175	2,734,600	2,719,875
Borchers, Senior Secured Term Loan, 6.84% (Libor + 4.50%), maturity 11/1/24	1,979,962	1,973,584	1,970,063
Zep, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.00%), maturity 8/12/24	1,986,244	1,983,711	1,963,899
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 3/31/25	997,500	992,603	998,747
Houghton International, Senior Secured Term Loan (Second Lien), 10.84% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	995,000
DuBois, Senior Secured Term Loan (First Lien), 5.59% (Libor + 3.25%), maturity 3/15/24	995,151	995,151	985,200

Wholesale

SRP, Senior Secured Term Loan, 8.84% (Libor + 6.50%), maturity 9/8/23	3,759,062	3,729,331	3,730,869
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 3.00%), maturity 3/20/25	3,255,644	3,255,963	3,255,644
Ohio Transmission, Senior Secured Initial Term Loan, 6.59% (Libor + 4.25%), maturity 10/2/21	1,959,545	1,948,043	1,959,545
Colony Hardware, Senior Secured Initial Term Loan, 8.34% (Libor + 6.00%), maturity 10/23/21	1,953,717	1,940,561	1,939,064
PetroChoice, Senior Secured Initial Term Loan (First Lien), 7.34% (Libor + 5.00%), maturity 8/19/22	1,945,000	1,912,299	1,925,550
ABB Optical, Senior Secured Initial Term Loan (First Lien), 7.34% (Libor + 5.00%), maturity 6/15/23	1,476,666	1,471,807	1,492,441

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Services: Consumer
Restaurant Technologies, Senior Secured Term Loan (Second Lien ), 11.09% (Libor + 8.75%), maturity 11/23/23	$3,140,309	$3,161,780	$3,124,607
A Place For Mom, Senior Secured Term Loan, 6.09% (Libor + 3.75%), maturity 8/10/24	2,707,056	2,706,103	2,720,592
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 6/3/24	1,989,950	2,006,528	1,975,025
Weld North, Senior Secured Initial Term Loan, 6.59% (Libor + 4.25%), maturity 2/7/25	1,496,250	1,481,873	1,485,028
Smart Start, Senior Secured Initial Term Loan (First Lien), 7.09% (Libor + 4.75%), maturity 2/21/22	1,462,500	1,462,500	1,455,188
Smart Start, Senior Secured First Incremental Term Loan (First Lien), 6.84% (Libor + 4.50%), maturity 2/21/22	995,453	995,544	990,476
Mister Car Wash, Senior Secured Term Loan, 5.59% (Libor + 3.25%), maturity 8/20/21	498,702	502,442	502,442

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 8.09% (Libor + 5.75%), maturity 10/31/22	2,925,854	2,845,152	2,867,337
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 10/16/24	2,488,021	2,482,265	2,475,581
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.84% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 7.09% (Libor + 4.75%), maturity 7/10/22	1,902,054	1,884,409	1,887,788
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.25%), maturity 9/6/24	1,492,500	1,489,012	1,485,038
Genex Services, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.25%), maturity 3/7/25	997,500	996,289	990,852

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 8.34% (Libor + 6.00%), maturity 12/8/23	3,257,917	3,208,697	3,241,627
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.84% (Libor + 4.50%), maturity 9/11/23	1,964,871	1,949,328	1,950,135
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.84% (Libor + 4.50%), maturity 10/26/23	1,858,228	1,842,498	1,830,354

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 10/12/24	2,985,019	2,971,322	2,970,094
Transplace, Senior Secured Closing Date Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 10/7/24	1,995,000	1,990,126	2,004,975
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.84% (Libor + 4.50%), maturity 10/7/21	1,237,631	1,237,904	1,225,254
GlobalTranz, Senior Secured Closing Date Term Loan (First Lien), 5.96% (Libor + 3.25%), maturity 6/29/25	802,083	798,073	798,073

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 9/29/24	2,481,250	2,481,250	2,484,919
TriMark, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 8/28/24	498,744	500,614	498,275
Edward Don, Senior Secured Initial Term Loan, 6.46% (Libor + 4.25%), maturity 7/2/25	2,000,000	1,990,000	1,990,000
BAS, Senior Secured Initial Term Loan, 6.59% (Libor + 4.25%), maturity 5/21/24	995,000	990,790	995,000
United Flexible, Senior Secured Term Loan, 7.09% (Libor + 4.75%), maturity 2/16/21	471,532	468,227	471,532

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 11/20/23	3,478,671	3,504,827	3,467,800
Pregis Corporation, Senior Secured Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 5/20/21	1,741,426	1,749,275	1,732,719
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 6.59% (Libor + 4.25%), maturity 5/12/20	496,337	495,352	496,958
Tapp Label Company, Senior Secured Term Loan, 7.84% (Libor + 5.50%), maturity 7/6/20	380,936	381,111	266,655

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Term-3 Loan (First Lien), 5.84% (Libor + 3.50%), maturity 5/6/21	2,918,727	2,918,727	2,896,837
On Location, Senior Secured Second Amendment Term Loan, 7.84% (Libor + 5.50%), maturity 9/29/21	1,481,250	1,464,817	1,470,141
Auto Europe, Senior Secured Initial Dollar Term Loan, 7.34% (Libor + 5.00%), maturity 10/21/23	1,390,385	1,378,735	1,379,957

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.59% (Libor + 3.25%), maturity 3/20/25	3,469,742	3,452,929	3,478,417
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 10.59% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,195	1,786,500

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 6.06% (Libor + 3.75%), maturity 7/7/22	1,984,694	1,997,593	1,988,115
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 10.09% (Libor + 7.75%), maturity 4/30/26	1,500,000	1,517,500	1,515,000
Tronair, Senior Secured Initial Term Loan (First Lien), 7.09% (Libor + 4.75%), maturity 9/8/23	1,478,712	1,469,982	1,449,138

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 8.09% (Libor + 5.75%), maturity 12/20/22	1,872,070	1,855,800	1,858,031
Northstar, Senior Secured Term Loan, 8.59% (Libor + 6.25%), maturity 6/7/22	1,577,221	1,577,221	1,579,193
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 7.09% (Libor + 4.75%), maturity 6/21/22	1,481,250	1,469,115	1,466,437

Beverage, Food & Tobacco
Lipari, Senior Secured Term Loan A, 6.84% (Libor + 4.50%), maturity 10/1/22	1,972,180	1,961,815	1,949,993
Kettle Cuisine, Senior Secured Term Loan, 7.34% (Libor + 5.00%), maturity 8/21/21	1,948,146	1,948,146	1,943,276
Sovos Brands, Senior Secured Initial Term Loan, 6.84% (Libor + 4.50%), maturity 7/18/24	992,500	988,063	972,650

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 7.09% (Libor + 4.75%), maturity 6/23/21	1,959,596	1,946,933	1,954,697
PlayPower, Senior Secured Initial Term Loan (Second Lien), 11.09% (Libor + 8.75%), maturity 6/23/22	1,000,000	993,368	997,500
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 5.34% (Libor + 3.00%), maturity 6/3/24	994,977	994,977	992,494
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 9/30/24	874,345	872,053	867,788

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 6.09% (Libor + 3.75%), maturity 6/30/23	2,473,837	2,469,072	2,492,391

Media: Broadcasting & Subscription
Encompass, Senior Secured Tranche B Term Loan (Second Lien), 10.09% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,482,611	1,485,000
Encompass, Senior Secured Tranche B Term Loan (First Lien), 6.84% (Libor + 4.50%), maturity 6/6/21	969,697	969,697	952,727

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(f) (Continued):

Retail
Grocery Outlet, Senior Secured Incremental Term Loan (First Lien), 5.84% (Libor + 3.50%), maturity 10/21/21	$1,989,924	$2,006,230	$2,007,336

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 6.84% (Libor + 4.50%), maturity 11/21/23	1,970,000	1,953,925	1,978,364

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 7.84% (Libor + 5.50%), maturity 8/31/23	1,390,987	1,379,288	1,384,032

Total Portfolio Investments(h)		$237,294,506	$236,852,837

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	Percentages are calculated using fair value of investments over net assets.
(f)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(g)	The borrower for Livingston, Livingston International Inc., is located in Canada.
(h)	At June 30, 2018, the cost of investments for income tax purposes was $237,294,506 the gross unrealized depreciation for federal tax purposes was $1,059,487, the gross unrealized appreciation for federal income tax purposes was $617,818, and the net unrealized depreciation was $441,669.

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

June 30, 2018

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at June 30, 2018 and December 31, 2017. At such dates, cash was not subject to any restrictions on withdrawal.

Offering Expenses

The Company incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’s registration statement on Form 10 (the “Registration Statement”) and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The Company did not amortize offering costs during the three and six months ended June 30, 2018 or 2017.

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

As of June 30, 2018, the Company held 110 investments in loans with OID. The Company accrued OID income of $33,697 and $76,643 for the three and six months ended June 30, 2018, respectively. The unamortized balance of OID investments as of June 30, 2018, totaled $702,556. As of December 31, 2017, the Company held 89 investments in loans with OID. The unamortized balance of OID investments as of December 31, 2017, totaled $1,028,002. The Company accrued OID income of $68,127 and $132,661 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018 and December 31, 2017, the Company held $15,041,814 and $29,721,559 cash and cash equivalents, respectively. For the three and six months ended June 30, 2018, the Company earned $31,119 and $68,107, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and six months ended June 30, 2017, the Company earned $33,746 and $56,630, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and six months ended June 30, 2018, the Company accrued $16,452 and $48,562 of other income, respectively, related to amendment fees. For the three and six months ended June 30, 2017, the Company accrued $17,067 and $61,462 of other income, respectively, related to amendment fees.

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

As of June 30, 2018, $124,405,787 of the Company’s investments were valued using unobservable inputs, and $112,447,050 were valued using observable inputs. During the six months ended June 30, 2018, $48,655,402 and $17,862,753 of investments transferred into and out of Level 3, respectively.

As of December 31, 2017, $80,094,421 of the Company’s investments were valued using unobservable inputs, and $104,241,756 were valued using observable inputs. During the six months ended June 30, 2017, $9,181,233 and $17,406,407 of investments transferred into and out of Level 3, respectively.

The following tables present the Company’s investments carried at fair value as of June 30, 2018 and December 31, 2017, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$106,386,425	$109,782,126	$216,168,551
Second lien debt		6,060,625	14,623,661	20,684,286
Total	$-	$112,447,050	$124,405,787	$236,852,837

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$98,806,661	$64,377,922	$163,184,583
Second lien debt		5,435,095	15,716,499	21,151,594
Total	$-	$104,241,756	$80,094,421	$184,336,177

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2018. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$106,855,971	Matrix Pricing	Senior Leverage	2.67x - 6.89x	4.62x
			Total Leverage	3.28x - 8.65x	5.77x
			Interest Coverage	1.24x - 4.02x	2.35x
			Debt Service Coverage	1.14x - 3.28x	1.86x
			TEV Coverage	1.45x - 3.89x	2.45x
			Liquidity	45.95% - 625.29%	128.27%
			Spread Comparison	325bps - 650bps	463bps

	2,926,155	Market Analysis	Senior Leverage	5.51x - 6.91x	6.78x
			Total Leverage	9.22x - 14.62x	9.71x
			Interest Coverage	0.39x - 1.35x	1.27x
			Debt Service Coverage	0.31x - 1.23x	1.14x
			TEV Coverage	0.91x - 1.29x	1.26x
			Liquidity	6.22% - 123.44%	112.76%
			Spread Comparison	500bps - 550bps	505bps

Second lien debt	14,623,661	Matrix Pricing	Senior Leverage	4.61x - 6.58x	5.85x
			Total Leverage	4.61x - 6.58x	5.85x
			Interest Coverage	1.10x - 3.35x	1.82x
			Debt Service Coverage	0.97x - 2.99x	1.56x
			TEV Coverage	1.33x - 2.43x	1.81x
			Liquidity	23.00% - 212.51%	116.03%
			Spread Comparison	750bps - 1025bps	818bps

Total	$124,405,787

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the six months ended June 30, 2018 and 2017 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Six Months Ended June 30, 2018	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2017	$64,377,922	$15,716,499	$80,094,421
Transfers into Level 3	44,486,541	4,168,861	48,655,402
Transfers out of Level 3	(13,382,753)	(4,480,000)	(17,862,753)
Total gains:
Net realized gain(a)	25,705	19,140	44,845
Net unrealized depreciation(b)	(528,494)	(73,511)	(602,005)
New investments, repayments and settlements:(c)
Purchases	23,171,724	841,500	24,013,224
Settlements/repayments	(7,532,490)	(1,571,429)	(9,103,919)
Net amortization of premiums, discounts and fees	58,058	2,601	60,659
Sales	(894,087)	-	(894,087)
Fair Value as of June 30, 2018	$109,782,126	$14,623,661	$124,405,787

(a)	Included in net realized gain on the accompanying Statement of Operations for the six months ended June 30, 2018.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2018.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Six Months Ended June 30, 2017	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844
Transfers into Level 3	9,181,233	-	9,181,233
Transfers out of Level 3	(41,593,080)	-	(41,593,080)
Total gains:
Net unrealized depreciation(a)	(300,709)	(36,115)	(336,824)
New investments, repayments and settlements:(b)
Purchases	22,041,729	-	22,041,729
Settlements/repayments	(614,938)	-	(614,938)
Net amortization of premiums, discounts and fees	51,848	12,937	64,785
Fair Value as of June 30, 2017	$72,236,709	$9,682,040	$81,918,749

(a)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2017.

(b)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at June 30, 2018 and 2017 $(564,292) and $(336,824), respectively.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2018 and 2017, transfers between Level 2 to Level 3 were primarily due to increased or decreased price transparency.

Investment Activities

The Company held a total of 124 syndicated investments with an aggregate fair value of $236,852,837 as of June 30, 2018. During the six months ended June 30, 2018, the Company invested in 44 new syndicated investments for a combined $72,398,817 and in existing investments for a combined $13,400,210. The Company also received $31,583,532 in repayments from investments and $1,390,962 from investments sold during the six months.

The Company held a total of 102 syndicated investments with an aggregate fair value of $184,336,177 as of December 31, 2017. During the six months ended June 30, 2017, the Company invested in 24 new syndicated investments for a combined $39,414,095 and in existing investments for a combined $5,539,488. The Company also received $42,382,537 in repayments from investments during the six months.

Investment Concentrations

As of June 30, 2018, the Company’s investment portfolio consisted of investments in 117 companies located in 29 states across 22 different industries, with an aggregate fair value of $236,852,837. The five largest investments at fair value as of June 30, 2018 totaled $19,137,744, or 8.08% of the Company’s total investment portfolio as of such date. As of June 30, 2018, the Company’s average investment was $1,913,665 at cost.

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

	June 30, 2018				December 31, 2017
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$216,570,668	91.27%	$216,168,551	91.27%	$163,043,887	88.53%	$163,184,583	88.53%
Second lien debt	20,723,838	8.73%	20,684,286	8.73%	21,131,686	11.47%	21,151,594	11.47%
Total Investments	$237,294,506	100.00%	$236,852,837	100.00%	$184,175,573	100.00%	$184,336,177	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$45,504,129	19.21%	$28,334,560	15.37%
High Tech Industries	41,750,880	17.63	32,398,704	17.58
Services: Business	28,505,232	12.03	24,518,045	13.30
Chemicals, Plastics & Rubber	15,559,145	6.57	10,370,785	5.63
Wholesale	14,303,113	6.04	10,790,204	5.85
Services: Consumer	12,253,358	5.17	7,841,311	4.25
Banking, Finance, Insurance & Real Estate	11,706,596	4.94	11,897,057	6.45
Consumer Goods: Non-durable	7,022,116	2.96	6,677,795	3.62
Transportation: Cargo	6,998,396	2.95	4,244,892	2.30
Capital Equipment	6,439,726	2.72	5,966,335	3.24
Containers, Packaging & Glass	5,964,132	2.52	822,833	0.46
Hotel, Gaming & Leisure	5,746,935	2.43	5,829,704	3.16
Automotive	5,264,917	2.22	1,786,500	0.97
Aerospace & Defense	4,952,253	2.09	5,448,357	2.96
Media: Advertising, Printing & Publishing	4,903,661	2.07	5,851,465	3.17
Beverage, Food & Tobacco	4,865,919	2.05	4,910,470	2.66
Construction & Building	4,812,479	2.03	3,849,204	2.09
Consumer Goods: Durable	2,492,391	1.05	5,987,792	3.25
Media: Broadcasting & Subscription	2,437,727	1.03	2,450,000	1.33
Retail	2,007,336	0.85	-	-
Forest Products & Paper	1,978,364	0.85	1,998,977	1.08
Utilities: Electric	1,384,032	0.59	1,390,987	0.75
Media: Diversified & Production	-	-	970,200	0.53
	$236,852,837	100.00%	$184,336,177	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$53,273,026	22.49%	$43,870,888	23.80%
Northeast	52,222,115	22.05	44,603,594	24.20
Southeast	39,984,602	16.88	28,690,823	15.56
West	36,314,973	15.33	21,087,825	11.44
Southwest	25,088,576	10.59	20,144,926	10.93
East	23,360,840	9.86	20,861,634	11.32
Northwest	2,720,592	1.15	2,213,889	1.20
South	2,418,000	1.03	2,862,598	1.55
Other(a)	1,470,113	0.62	-	-
Total Investments	$236,852,837	100.00%	$184,336,177	100.00%

(a)	The borrower for Livingston, Livingston International Inc., is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2018:

For the Fiscal Years Ending December 31:	Amount
2018	$1,172,417
2019	5,591,211
2020	3,959,260
2021	30,342,013
2022	33,371,736
Thereafter	163,560,425
Total contractual repayments	237,997,062
Adjustments to cost basis on debt investments(a)	(702,556)
Total Cost Basis of Investments Held at June 30, 2018:	$237,294,506

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three and six months ended June 30, 2018, the Company recorded base management fees of $623,184 and $1,161,484, respectively, and waivers to the base management fees of $218,114 and $406,518, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2017, the Company recorded base management fees of $438,585 and $877,248, respectively, and waivers to the base management fees of $153,504 and $307,036, respectively, as set forth within the accompanying statements of operations.

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

The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15% of the Company’s realized capital gains, if any, on a cumulative basis from June 16, 2015, the effective date of the Registration Statement, through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain Incentive Fees with respect to each of the investments in the Company’s portfolio.

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

For the three and six months ended June 30, 2018, the Company recorded incentive fees related to net investment income of $476,412 and $874,976, respectively. Offsetting the incentive fees were waivers of the incentive fees of $388,030 and $731,096 for the three and six months ended June 30, 2018, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2017, the Company recorded incentive fees related to net investment income of $305,227 and $424,625, respectively. Offsetting the incentive fees were waivers of the incentive fees of $273,912 and $381,370 for the three and six months ended June 30, 2017, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2018, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2017, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2018 and December 31, 2017 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2018	December 31, 2017
Net base management fee due to Adviser	$405,070	$309,784
Net incentive fee due to Adviser	88,381	68,237
Other expenses due to Adviser (a)	-	153,034
Total fees due to Adviser, net of waivers	493,451	531,055
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$559,701	$597,305

(a)	Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Numerator for basic and diluted net increase in net assets resulting from operations per common share	$2,516,194	$2,002,169	$5,304,043	$3,773,734

Denominator for basic and diluted weighted average common shares	23,840,839	17,831,894	22,945,473	17,831,894
Basic and diluted net increase in net assets resulting from operations per common share	$0.11	$0.11	$0.23	$0.21

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

During the three and six months ended June 30, 2018, the Company declared and paid distributions of $5,886,063, or $0.25 per share. The tax character of the distributions declared and paid represented $5,736,266 from ordinary income and $149,797 from capital gains. During the three and six months ended June 30, 2017, the Company declared and paid distributions of $3,744,698, or $0.21 per share. The estimated tax character of the distributions declared and paid represented $3,606,521 from ordinary income and $138,177 from capital gains.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2017. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S.federal tax returns for fiscal years 2017, 2016, 2015 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three and six months ended June 30, 2018 and 2017, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of June 30, 2018, $50,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of June 30, 2018 and December 31, 2017, were 25,124,820 and 21,988,238, respectively.

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

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2018 and December 31, 2017:

Investment	Industry	June 30, 2018	December 31, 2017

Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 3.00%), maturity 3/20/25	Wholesale	$644,172	$-
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.59% (Libor + 3.25%), maturity 3/20/25	Automotive	521,562	-
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.00%), maturity 12/2/22	High Tech Industries	287,557	-
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.59% (Libor + 3.25%), maturity 1/31/25	Chemicals, Plastics & Rubber	270,000	-
OSG Billing Services, Senior Secured Term B Loan (First Lien), 6.59% (Libor + 4.25%), maturity 3/27/24	Services: Business	256,410	-
Manna Pro, Senior Secured Term Loan, 8.34% (Libor + 6.00%), maturity 12/8/23	Consumer Goods: Non-durable	227,500	583,333
SRP, Senior Secured Term Loan, 8.84% (Libor + 6.50%), maturity 9/8/23	Wholesale	196,429	535,714
Dermatologists of Central States, Senior Secured Term Loan, 8.84% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	133,257	133,257
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 9/30/24	Construction & Building	119,048	119,048
Young, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.00%), maturity 11/7/24	Healthcare & Pharmaceuticals	119,048	687,500
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.84% (Libor + 4.50%), maturity 9/23/24	Healthcare & Pharmaceuticals	107,955	340,909
Ansira, Senior Secured Initial Term Loan, 8.09% (Libor + 5.75%), maturity 12/20/22	Media: Advertising, Printing & Publishing	100,392	113,346
Pathway, Senior Secured Term Loan (First Lien), 6.59% (Libor + 4.25%), maturity 10/10/24	Healthcare & Pharmaceuticals	-	818,454
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 10/16/24	Banking, Finance, Insurance & Real Estate	-	208,333
Radiology Partners, Senior Secured Term A Loan, 8.09% (Libor + 5.75%), maturity 12/4/23	Healthcare & Pharmaceuticals	-	175,567

		$2,983,330	$3,715,461

Note 9. Financial Highlights

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Per Share Data:
Net asset value, beginning of period	$9.64	$9.65	$9.51	$9.55
Net investment income(a)	0.13	0.11	0.25	0.21
Net realized gain on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	(0.02)	0.01	(0.01)	0.01
Net increase in net assets resulting from operations	$0.11	$0.12	$0.24	$0.22

Effect of equity capital activity
Distributions to stockholders from net investment income	(0.24)	(0.20)	(0.24)	(0.20)
Distributions to stockholders from capital gains	(0.01)	(0.01)	(0.01)	(0.01)
Net asset value at end of period	$9.50	$9.56	$9.50	$9.56
Total return(c)(g)	1.10%	1.22%	2.49%	2.28%
Shares of common stock outstanding at end of period	25,124,820	17,831,896	25,124,820	17,831,896

Statement of Assets and Liabilities Data:
Net assets at end of period	$238,613,583	$170,398,719	$238,613,583	$170,398,719
Average net assets(d)	231,990,089	172,190,226	226,000,729	171,894,623

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.34%	2.23%	2.29%	2.13%
Ratio of net expenses to average net assets-annualized(f)	1.30%	1.23%	1.28%	1.32%
Ratio of net investment income to average net assets-annualized	5.34%	4.67%	5.08%	4.47%
Portfolio turnover(g)	0.61%	19.58%	0.65%	29.13%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through August 14, 2018, the date the quarterly report on Form 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

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

Although we have no present intention of doing so, we may decide to incur leverage. If we do incur leverage, however, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, provides that a BDC's required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which were syndicated loans as of June 30, 2018, was approximately $236,852,837 and held in 117 portfolio companies as of June 30, 2018. The fair value of our investments, all of which were syndicated loans as of December 31, 2017, was approximately $184,336,177 and held in 96 portfolio companies as of December 31, 2017.

During the six months ended June 30, 2018, we invested in 44 new syndicated investments for a combined $72,398,817 and in existing investments for a combined $13,400,210. We also received $31,583,532 in repayments from investments and $1,390,962 from investments sold during the six months. During the six months ended June 30, 2017, we invested in 24 new syndicated investments for a combined $39,414,095 and in existing investments for a combined $5,539,488. We also received $42,382,537 in repayments from investments. In addition, for the three and six months ended June 30, 2018, we had a change in unrealized depreciation of approximately $639,079 and $602,273, respectively, and realized gains of $67,959 and $217,757, respectively. In addition, for the three and six months ended June 30, 2017, we had a change in unrealized depreciation of approximately $351,691 and $481,597, respectively, and realized gains of $350,613 and $440,930, respectively.

Our investment activity for the six months ended June 30, 2018 and 2017, is presented below:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Beginning investment portfolio, at fair value	$184,336,177	$143,789,221
Investments in new portfolio investments	72,398,817	39,414,095
Investments in existing portfolio investments	13,400,210	5,539,488
Principal repayments	(31,583,532)	(42,382,537)
Proceeds from investments sold	(1,390,962)	-
Change in premiums, discounts and amortization	76,643	132,661
Net unrealized depreciation on investments	(602,273)	(481,597)
Realized gain on investments	217,757	440,930
Ending portfolio investment activity, at fair value	$236,852,837	$146,452,261
Number of portfolio investments	124	85
Average investment amount, at cost	$1,913,665	$1,715,192
Percentage of investments at floating rates	100.00%	100.00%

As of June 30, 2018 and December 31, 2017, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2018 and through August 14, 2018, we invested $1,129,108 at cost in three portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and six months ended June 30, 2018 and 2017, is presented in the table below.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Total interest income from non-controlled/non-affiliated investments	$3,789,055	$2,480,149	$7,005,657	$4,820,902
Total other interest income	31,119	33,746	68,107	56,630
Total other income	16,452	17,067	48,562	61,462
Total investment income	$3,836,626	$2,530,962	$7,122,326	$4,938,994

Total investment income for the three months ended June 30, 2018 increased to $3,836,626 from $2,530,962 for the three months ended June 30, 2017, and was driven by our interest income from our increasing investment balance. Total investment income for the six months ended June 30, 2018 increased to $7,122,326 from $4,938,994 for the six months ended June 30, 2017, and was driven by our interest income from our increasing investment balance. As of June 30, 2018 and 2017, the size of our portfolio was $237,294,506 and $145,791,288 at amortized cost, respectively, with total principal amount outstanding of $237,997,062 and $146,778,216, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Base management fee(a)	$623,184	$438,585	$1,161,484	$877,248
Incentive fee(a)	476,412	305,227	874,976	424,625
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	48,750	48,750	97,500	97,500
Professional fees	101,309	51,967	213,019	187,737
Other expenses	39,551	44,352	91,902	93,389
Total expenses	1,355,456	955,131	2,571,381	1,812,999
Base management fee waivers(a)	(218,114)	(153,504)	(406,518)	(307,036)
Incentive fee waivers(a)	(388,030)	(273,912)	(731,096)	(381,370)
Total expenses, net of waivers	$749,312	$527,715	$1,433,767	$1,124,593

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended June 30, 2018 in comparison to the three months ended June 30, 2017 was driven by our increasing invested balance. For the three months ended June 30, 2018 and 2017, we accrued gross base management fees before waivers of $623,184 and $438,585, respectively. Offsetting those fees, we recognized base management fee waivers of $218,114 and $153,504, respectively. For the three months ended June 30, 2018, we accrued incentive fees related to net investment income before waivers of $476,412, offset by incentive fee waivers of $388,030. For the three months ended June 30, 2017, we accrued incentive fees related to net investment income before waivers of $305,227, offset by incentive fee waivers of $273,912. Additionally, we accrued $66,250 of administrative fees for each of the three months ended June 30, 2018 and 2017. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended June 30, 2018 and 2017, we incurred professional fees of $101,309 and $51,967, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fees was driven by an increase in legal expenses during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. We also incurred expenses related to fees paid to our independent directors of $48,750 for each of the three months ended June 30, 2018 and 2017.

The increase in base management fees before waivers for the six months ended June 30, 2018 in comparison to the six months ended June 30, 2017 was driven by our increasing invested balance. For the six months ended June 30, 2018 and 2017, we accrued gross base management fees before waivers of $1,161,484 and $877,248, respectively. Offsetting those fees, we recognized base management fee waivers of $406,518 and $307,036, respectively. For the six months ended June 30, 2018, we accrued incentive fees related to net investment income before waivers of $874,976, offset by incentive fee waivers of $731,096. For the six months ended June 30, 2017, we accrued incentive fees related to net investment income before waivers of $424,625, offset by incentive fee waivers of $381,370. Additionally, we accrued $132,500 of administrative fees for each of the six months ended June 30, 2018 and 2017. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the six months ended June 30, 2018 and 2017, we incurred professional fees of $213,019 and $187,737, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fees was driven by an increase in legal expenses during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. We also incurred expenses related to fees paid to our independent directors of $97,500 for each of the six months ended June 30, 2018 and 2017, respectively.

Realized and Unrealized Gains and Losses

We recognized $67,959 and $350,613 in net realized gains for the three months ended June 30, 2018 and 2017, respectively. We recognized $217,757 and 440,930 in net realized gains for the six months ended June 30, 2018 and 2017, respectively.

Net change in unrealized (depreciation) appreciation on investments for the three and six months ended June 30, 2018 and 2017 was as follows:

Type	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
First Lien Debt	$(658,243)	$(349,500)	$(542,810)	$(563,809)
Second Lien Debt	19,164	(2,191)	(59,463)	82,212
Net change in unrealized depreciation on investments	$(639,079)	$(351,691)	$(602,273)	$(481,597)

Net change in unrealized depreciation on investments during the three and six months ended June 30, 2018 primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three and six months ended June 30, 2017 was primarily due to the reversal of previously appreciated investments due to full principal paydowns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of June 30, 2018 and December 31, 2017, we had cash of $15,041,814 and $29,721,559, respectively.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $38,793,709. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans and interest received from investments. Net cash provided by operating activities for the six months ended June 30, 2017 was $902,988. The primary operating activities during this period were repayments of bank loans and interest received from investments. This was partially offset by investments in portfolio companies.

As of June 30, 2018 and December 31, 2017, we had twelve and ten investments with unfunded commitments of $2,983,330 and $3,715,461, respectively. We believe that, as of June 30, 2018 and December 31, 2017, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Beginning investment portfolio	$184,336,177	$143,789,221
Investments in new portfolio investments	72,398,817	39,414,095
Investments in existing portfolio investments	13,400,210	5,539,488
Principal repayments	(31,583,532)	(42,382,537)
Proceeds from sales of investments	(1,390,962)	-
Net unrealized depreciation on investments	(602,273)	(481,597)
Net realized gain on investments	217,757	132,661
Net change in premiums, discounts and amortization	76,643	440,930
Investment Portfolio, at Fair Value	$236,852,837	$146,452,261

Financing Activities

Net cash provided by in our financing activities for the six months ended June 30, 2018 was $24,113,964 from issuances of 3,136,580 of Shares to our shareholders, in connection with our capital calls during the period. This was partially offset by $5,886,036 of distributions paid to our common stockholders. Net cash used in our financing activities for the six months ended June 30, 2017 was $3,744,676 from distributions paid to our common stockholders.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of June 30, 2018, $50,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of June 30, 2018 and December 31, 2017, were 25,124,820 and 21,988,238, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared and paid distributions of $5,886,063, or $0.25 per share during the three and six months ended June 30, 2018. We declared and paid distributions of $3,744,698, or $0.21 per share during the three and six months ended June 30, 2017.

The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, estimates made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

Related Party Fees

For the three months ended June 30, 2018 and 2017, we recorded base management fees of $623,184 and $438,585, respectively. Offsetting these fees were waivers to the base management fees of $218,114 and $153,504, respectively, as set forth within the accompanying statements of operations.

For the six months ended June 30, 2018 and 2017, we recorded base management fees of $1,161,484 and $877,248, respectively. Offsetting those fees were waivers to the base management fees of $406,518 and $307,036, respectively, as set forth within the accompanying statements of operations.

For the three and six months ended June 30, 2018, we recorded incentive fees of $476,412 and $874,976, respectively. Offsetting these fees were waivers to the incentive fees of $388,030 and $731,096, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2017, we recorded incentive fees of $305,227 and $424,625, respectively. Offsetting these fees were waivers to the incentive fees of $273,912 and $381,370, respectively, as set forth within the accompanying statements of operations.

For each of the three months ended June 30, 2018 and 2017, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations. For each of the six months ended June 30, 2018 and 2017, we recorded administrative fees of $132,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of June 30, 2018 and December 31, 2017 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2018	December 31, 2017
Net base management fee due to Adviser	$405,070	$309,784
Net incentive fee due to Adviser	88,381	68,237
Other expenses due to Adviser (a)	-	153,034
Total fees due to Adviser, net of waivers	493,451	531,055
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$559,701	$597,305

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

Organization and Offering Expenses

We incurred offering costs of $145,358 in prior periods. Our offering costs included legal fees and other costs pertaining to the preparation of the Registration Statement and sale of our shares of common stock. We capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. We did not amortize offering costs for each of the three and six months ended June 30, 2018 and 2017.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2018, we had twelve investments with unfunded commitments of $2,983,330. As of December 31, 2017, we had ten investments with unfunded commitments of $3,715,461. We believe that, as of June 30, 2018 and December 31, 2017, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2018 and December 31, 2017, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

Assuming that the accompanying statement of assets and liabilities as of June 30, 2018 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 200 basis points	(2,611,749)
Down 100 basis points	(2,375,989)
Up 100 basis points	2,379,971
Up 200 basis points	4,759,941
Up 300 basis points	7,139,912

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Recently passed legislation may allow us to incur additional leverage and would require us to offer liquidity to our stockholders.

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

Audax Credit BDC Inc.

Date: August 14, 2018	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 14, 2018	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

