Form 10-Q
period 2018-09-30
Audax Credit BDC Inc.
filed 2018-11-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12 b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The registrant had 26,162,165 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2018.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.
Statements of Assets and Liabilities
September 30, 2018 and December 31, 2017
(Expressed in U.S. Dollars)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $239,986,958 and $184,175,573, respectively)	$239,270,229	$184,336,177
Cash and cash equivalents	20,276,822	29,721,559
Interest receivable	614,566	429,426
Receivable from bank loan repayment	71,005	-
Other assets	41,249	2,511

Total assets	$260,273,871	$214,489,673

Liabilities
Accrued expenses and other liabilities	$476,192	$238,821
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	516,044	531,055
Payable for investments purchased	7,352,942	4,457,971

Total liabilities	$8,411,428	$5,294,097
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 26,162,165 and 21,988,238 shares issued and outstanding, respectively	$26,162	$21,989
Capital in excess of par value	249,262,775	209,266,921
Total distributable earnings(c)	2,573,506	(93,334)
Total Net Assets	$251,862,443	$209,195,576

Net Asset Value per Share of Common Stock at End of Period	$9.63	$9.51

Shares Outstanding	26,162,165	21,988,238

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.
(c)	As of December 31, 2017, components of total distributable earnings were comprised of accumulated net appreciation on investments of $160,604 and accumulated distributions in excess of net investment income of $253,938.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Investment Income
Interest income
Non-Control/Non-Affiliate	$4,055,676	$2,571,239	$11,061,333	$7,392,141
Other	32,938	35,903	101,045	92,533
Total interest income	4,088,614	2,607,142	11,162,378	7,484,674
Other income
Non-Control/Non-Affiliate	26,985	36,146	75,547	97,608
Total income	4,115,599	2,643,288	11,237,925	7,582,282

Expenses
Base management fee(a)	$631,114	$444,812	$1,792,598	$1,322,060
Incentive fee(a)	517,587	309,149	1,392,563	733,773
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	48,750	48,750	146,250	146,250
Professional fees	100,641	139,085	313,660	326,822
Other expenses	39,550	39,368	131,452	132,758

Expenses before waivers from investment adviser and administrator	1,403,892	1,047,414	3,975,273	2,860,413
Base management fee waivers(a)	(220,890)	(155,685)	(627,408)	(462,721)
Incentive fee waivers(a)	(411,767)	(273,477)	(1,142,863)	(654,847)
Total expenses, net of waivers	771,235	618,252	2,205,002	1,742,845
Net Investment Income	3,344,364	2,025,036	9,032,923	5,839,437

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	179,556	34,143	397,313	475,073
Net change in unrealized depreciation on investments	(275,060)	(328,689)	(877,333)	(810,286)
Net realized and unrealized loss on investments	(95,504)	(294,546)	(480,020)	(335,213)

Net Increase in Net Assets Resulting from Operations	$3,248,860	$1,730,490	$8,552,903	$5,504,224

Basic and Diluted per Share of Common Stock:
Net investment income	$0.13	$0.11	$0.38	$0.33
Net increase in net assets resulting from operations	$0.13	$0.10	$0.36	$0.31

Weighted average shares of common stock outstanding basic diluted	25,169,922	17,831,896	23,695,104	17,831,895

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Statements of Changes in Net Assets
(Expressed in U.S. Dollars)
(unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Operations
Net investment income	$9,032,923	$5,839,437
Net realized gain on investments	397,313	475,073
Net change in unrealized depreciation on investments	(877,333)	(810,286)
Net increase in net assets resulting from operations	8,552,903	5,504,224

Distributions:
Distributions to common stockholders(a)	(5,886,063)	(3,744,698)
Total distributions	(5,886,063)	(3,744,698)

Capital Share Transactions:
Issuance of common stock	40,000,000	-
Reinvestment of common stock	27	22
Net increase in net assets from capital share transactions	40,000,027	22

Net Increase in Net Assets	42,666,867	1,759,548

Net Assets, Beginning of Period	209,195,576	170,369,661

Net Assets, End of Period	$251,862,443	$172,129,209

(a)	For the nine months ended September 30, 2017, the components of distributions to common stockholders were comprised of distributions from net investment income of $3,606,521 and distributions from realized gains of $138,177.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,552,903	$5,504,224
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(397,313)	(475,073)
Net change in unrealized depreciation on investments	877,333	810,286
Accretion of original issue discount interest	(106,120)	(179,181)
Increase in interest receivable	(185,140)	(31,886)
Increase in receivable from bank loan repayment	(71,005)	(18,227)
Increase in other assets	(38,738)	(41,709)
Increase in accrued expenses and other liabilities	237,371	1,479
Increase in fee due to administrator(a)	-	44,375
Decrease in fees due to investment advisor(a)	(15,011)	(18,883)
Increase in payable for investments purchased	2,894,971	4,633,112
Investment activity:
Investments purchased	(109,481,414)	(79,839,736)
Proceeds from investments sold	1,390,962	-
Repayment of bank loans	52,782,500	61,357,297
Total investment activity	(55,307,952)	(18,482,439)

Net cash used in operating activities	(43,558,701)	(8,253,922)

Cash flows from financing activities:
Issuance of shares of common stock	40,000,000	-
Distributions paid to common stockholders	(5,886,036)	(3,744,676)

Net cash provided by financing activities	34,113,964	(3,744,676)

Net decrease in cash and cash equivalents	(9,444,737)	(11,998,598)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	29,721,559	30,566,068

Cash and cash equivalents, end of period	$20,276,822	$18,567,470

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$27	$22

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments
As of September 30, 2018
(Expressed in U.S. Dollars)
(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (95.0%)(f)(g):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 6.65% (Libor + 4.25%), maturity 7/9/25	$4,000,000	$3,960,811	$3,970,000
Beaver-Visitec, Senior Secured Term B Loan, 6.40% (Libor + 4.00%), maturity 8/21/23	3,923,878	3,923,878	3,904,258
Young, Senior Secured Initial Term Loan (First Lien), 6.40% (Libor + 4.00%), maturity 11/7/24	3,503,879	3,491,732	3,477,600
Specialty Care, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 9/1/23	3,385,594	3,390,278	3,368,666
Zest Dental, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 3/14/25	3,375,620	3,404,113	3,341,863
Pathway, Senior Secured Term Loan (First Lien), 6.65% (Libor + 4.25%), maturity 10/10/24	2,974,614	2,960,870	2,944,868
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.65% (Libor + 4.25%), maturity 8/18/23	2,943,743	2,919,863	2,906,946
MedRisk, Senior Secured Initial Term Loan (First Lien), 5.15% (Libor + 2.75%), maturity 12/27/24	2,481,250	2,487,585	2,481,250
Upstream Rehabilitation, Senior Secured Initial Term Loan, 6.65% (Libor + 4.25%), maturity 1/3/24	2,417,971	2,415,700	2,411,926
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.90% (Libor + 4.50%), maturity 9/23/24	2,414,744	2,392,162	2,402,671
CareCentrix, Senior Secured Initial Term Loan, 6.90% (Libor + 4.50%), maturity 4/3/25	1,975,000	1,965,638	1,965,125
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 6.40% (Libor + 4.00%), maturity 8/1/24	1,870,000	1,861,851	1,865,325
Premise Health, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 7/10/25	1,852,948	1,862,948	1,862,213
Packaging Coordinators, Senior Secured Initial Term Loan, 6.40% (Libor + 4.00%), maturity 6/30/23	1,000,000	1,007,500	1,007,500
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 7.90% (Libor + 5.50%), maturity 5/9/25	1,000,000	985,628	995,000
Alcami, Senior Secured Initial Term Loan (First Lien), 6.65% (Libor + 4.25%), maturity 7/14/25	1,000,000	995,080	992,500
Veritext, Senior Secured Initial Term Loan (Second Lien), 9.40% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,025	990,000
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 5/10/23	933,965	940,442	938,769
Dermatologists of Central States, Senior Secured Term Loan, 8.90% (Libor + 6.50%), maturity 4/20/22	898,215	889,858	893,724
Veritext, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 8/1/25	837,333	835,261	841,520
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 10.65% (Libor + 8.25%), maturity 9/1/24	850,000	841,981	841,500
U.S. Renal Care, Senior Secured Initial Term Loan (First Lien), 6.65% (Libor + 4.25%), maturity 12/30/22	496,173	497,272	486,326
RMP & MedA/Rx, Senior Secured Term Loan, 7.15% (Libor + 4.75%), maturity 3/2/22	471,985	470,252	469,625

High Tech Industries
Navicure, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 11/1/24	3,474,994	3,463,523	3,474,994
Syncsort, Senior Secured Initial Term Loan (First Lien), 7.40% (Libor + 5.00%), maturity 8/16/24	3,465,000	3,434,490	3,465,000
Masergy, Senior Secured Initial Loan (Second Lien), 9.90% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,418,176	3,411,429
Sparta, Senior Secured New Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 8/21/24	3,465,000	3,467,182	3,395,700
Barracuda, Senior Secured Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 2/12/25	2,992,500	3,011,769	3,002,490
Infogroup, Senior Secured Term Loan (First Lien), 7.40% (Libor + 5.00%), maturity 4/3/23	2,957,469	2,924,739	2,950,075
McAfee, Senior Secured Closing Date USD Term Loan, 6.90% (Libor + 4.50%), maturity 9/30/24	2,479,962	2,493,316	2,503,917
HelpSystems, Senior Secured Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 3/28/25	2,493,750	2,491,395	2,475,047
Flexera Software, Senior Secured Initial Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 2/26/25	1,990,000	1,995,188	1,997,802
Intermedia , Senior Secured New Term Loan (First Lien), 8.40% (Libor + 6.00%), maturity 7/21/25	2,000,000	1,980,290	1,985,000
GlobalLogic, Senior Secured Initial Term Loan, 5.65% (Libor + 3.25%), maturity 8/1/25	1,750,000	1,740,077	1,767,201
Bomgar, Senior Secured Initial Term Loan (First Lien), 6.40% (Libor + 4.00%), maturity 4/18/25	1,745,625	1,758,230	1,753,560
Idera, Senior Secured Initial Term Loan (First Lien), 6.90% (Libor + 4.50%), maturity 6/28/24	1,669,773	1,671,380	1,665,598
SciQuest, Senior Secured Term Loan, 6.40% (Libor + 4.00%), maturity 12/28/24	1,488,750	1,481,882	1,488,750
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.65% (Libor + 4.25%), maturity 5/7/21	1,478,013	1,476,932	1,474,318
Navex Global, Senior Secured Initial Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 9/5/25	1,000,000	1,003,750	1,001,242
ECi Software Solutions, Senior Secured Initial Term Loan, 6.65% (Libor + 4.25%), maturity 9/27/24	990,000	981,695	1,000,184
Corsair, Senior Secured Term Loan (First Lien), 7.15% (Libor + 4.75%), maturity 8/28/24	994,981	990,301	990,006
LANDesk, Senior Secured Term Loan (First Lien), 6.65% (Libor + 4.25%), maturity 1/20/24	990,504	979,410	999,339
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 12.65% (Libor + 10.25%), maturity 1/20/22	1,000,000	993,151	975,000
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.40% (Libor + 4.00%), maturity 12/2/22	754,365	749,668	752,479
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 12/15/23	491,250	489,315	488,794
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 6.15% (Libor + 3.75%), maturity 2/9/23	450,730	449,742	454,870

Services: Business
CoAdvantage, Senior Secured Term Loan (First Lien), 6.90% (Libor + 4.50%), maturity 10/1/23	3,955,050	3,941,995	3,955,050
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 6/19/24	2,931,324	2,931,324	2,916,667
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 7.40% (Libor + 5.00%), maturity 10/30/23	2,947,500	2,947,500	2,505,375
HireRight, Senior Secured Initial Term Loan (Second Lien), 9.65% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,475,295	2,475,000
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 7.40% (Libor + 5.00%), maturity 10/29/21	2,324,708	2,314,195	2,318,897
First Advantage, Senior Secured Term Loan (First Lien), 7.65% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,991,170	2,002,500
Vistage, Senior Secured Term B Loan (First Lien), 6.40% (Libor + 4.00%), maturity 2/10/25	1,990,000	1,985,577	2,001,429
Newport Group, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 9/12/25	2,000,000	1,990,000	1,985,000
DBi Services, Senior Secured Term B Loan, 7.65% (Libor + 5.25%), maturity 8/1/21	1,982,477	1,967,414	1,952,740
OSG Billing Services, Senior Secured Term B Loan (First Lien), 6.65% (Libor + 4.25%), maturity 3/27/24	1,496,891	1,491,038	1,508,587
Livingston, Senior Secured Refinancing Term B-3 Loan (First Lien), 8.15% (Libor + 5.75%), maturity 3/20/20(h)	1,488,750	1,492,009	1,488,750
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.65% (Libor + 4.25%), maturity 7/31/23	992,500	988,330	987,538
Intralinks, Senior Secured Initial Term Loan (First Lien), 6.40% (Libor + 4.00%), maturity 11/14/24	963,421	958,948	967,075
Equian, Senior Secured 2018 Incremental Term Loan, 5.65% (Libor + 3.25%), maturity 5/20/24	496,231	499,777	499,284

Chemicals, Plastics & Rubber
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 5/30/24	2,970,056	2,970,152	2,977,481
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 7.15% (Libor + 4.75%), maturity 10/4/21	2,871,811	2,863,153	2,821,554
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 1/31/25	2,716,350	2,727,417	2,701,224
Borchers, Senior Secured Term Loan, 6.90% (Libor + 4.50%), maturity 11/1/24	1,974,950	1,968,827	1,965,075
Zep, Senior Secured Initial Term Loan (First Lien), 6.40% (Libor + 4.00%), maturity 8/12/24	1,981,241	1,978,799	1,956,475
DuBois, Senior Secured Term Loan (Second Lien), 10.40% (Libor + 8.00%), maturity 3/15/25	1,500,000	1,485,000	1,485,000
Boyd Corp, Senior Secured Initial Loan (Second Lien), 9.15% (Libor + 6.75%), maturity 9/6/26	1,000,000	1,002,500	1,002,500
Houghton International, Senior Secured Term Loan (Second Lien), 10.90% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	995,000
DuBois, Senior Secured Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 3/15/24	992,651	992,651	992,651
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 3/31/25	995,000	990,263	970,710

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2018

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(g) (Continued):

Services: Consumer
Restaurant Technologies, Senior Secured Term Loan (Second Lien ), 11.15% (Libor + 8.75%), maturity 11/23/23	$3,140,309	$3,160,795	$3,140,309
A Place For Mom, Senior Secured Term Loan, 6.15% (Libor + 3.75%), maturity 8/10/24	2,700,237	2,699,320	2,700,237
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 6/3/24	1,984,925	2,000,819	1,994,849
Weld North, Senior Secured Initial Term Loan, 6.65% (Libor + 4.25%), maturity 2/15/25	1,492,500	1,478,598	1,488,769
Smart Start, Senior Secured Initial Term Loan (First Lien), 7.15% (Libor + 4.75%), maturity 2/21/22	1,458,750	1,458,750	1,451,456
Valet Living, Senior Secured Initial Term Loan, 6.40% (Libor + 4.00%), maturity 9/28/25	1,000,000	997,500	997,500
Spring Education, Senior Secured Initial Term Loan (First Lien), 6.65% (Libor + 4.25%), maturity 7/30/25	1,000,000	997,536	992,500
Smart Start, Senior Secured First Incremental Term Loan (First Lien), 6.90% (Libor + 4.50%), maturity 2/21/22	993,938	994,120	988,968
Mister Car Wash, Senior Secured Term Loan, 5.65% (Libor + 3.25%), maturity 8/20/21	497,404	500,887	500,513

Wholesale
SRP, Senior Secured Term Loan, 8.90% (Libor + 6.50%), maturity 9/8/23	3,749,543	3,720,698	3,674,552
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.40% (Libor + 3.00%), maturity 3/20/25	3,247,485	3,247,817	3,215,010
Ohio Transmission, Senior Secured Initial Term Loan, 6.65% (Libor + 4.25%), maturity 10/2/21	1,954,545	1,943,874	1,954,545
Colony Hardware, Senior Secured Initial Term Loan, 8.40% (Libor + 6.00%), maturity 10/23/21	1,948,706	1,936,694	1,934,090
PetroChoice, Senior Secured Initial Term Loan (First Lien), 7.40% (Libor + 5.00%), maturity 8/19/22	1,940,007	1,909,108	1,920,607
ABB Optical, Senior Secured Initial Term Loan (First Lien), 7.40% (Libor + 5.00%), maturity 6/15/23	1,473,703	1,469,229	1,482,330

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 8.15% (Libor + 5.75%), maturity 10/31/22	2,918,354	2,841,755	2,889,171
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 10/16/24	2,481,771	2,476,203	2,463,158
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.90% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
Genex Services, Senior Secured Initial Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 3/7/25	1,992,494	1,991,324	1,992,494
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 7.15% (Libor + 4.75%), maturity 7/10/22	1,897,047	1,880,402	1,887,562
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.65% (Libor + 4.25%), maturity 9/6/24	1,488,750	1,485,379	1,481,306

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 8.40% (Libor + 6.00%), maturity 12/8/23	3,250,625	3,202,993	3,234,372
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.90% (Libor + 4.50%), maturity 9/11/23	1,959,828	1,944,954	1,950,029
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.90% (Libor + 4.50%), maturity 10/26/23	1,853,165	1,838,098	1,825,367

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 10/12/24	2,977,538	2,964,322	2,970,094
Transplace, Senior Secured Closing Date Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 10/7/24	1,990,000	1,985,310	2,007,520
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.90% (Libor + 4.50%), maturity 10/7/21	1,237,631	1,237,884	1,228,348
GlobalTranz, Senior Secured Initial Term Loan, 6.65% (Libor + 4.25%), maturity 6/29/25	802,083	798,160	800,078

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 9/30/24	2,475,000	2,475,000	2,490,590
Edward Don, Senior Secured Initial Term Loan, 6.65% (Libor + 4.25%), maturity 7/2/25	2,000,000	1,990,180	1,985,000
BAS, Senior Secured Repricing Term Loan, 6.15% (Libor + 3.75%), maturity 5/21/24	992,476	988,619	1,001,895
TriMark, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 8/28/24	497,488	499,293	487,780
United Flexible, Senior Secured Term Loan, 7.15% (Libor + 4.75%), maturity 2/16/21	439,901	437,059	439,901

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 11/20/23	3,469,842	3,494,802	3,488,814
Pregis Corporation, Senior Secured Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 5/20/21	1,736,740	1,743,981	1,710,689
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 6.65% (Libor + 4.25%), maturity 5/12/20	495,087	494,174	493,850

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 8.15% (Libor + 5.75%), maturity 12/20/22	1,882,567	1,866,964	1,868,448
Northstar, Senior Secured Term Loan, 8.65% (Libor + 6.25%), maturity 6/7/22	1,555,790	1,555,790	1,536,343
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 7.15% (Libor + 4.75%), maturity 6/21/22	1,477,500	1,466,105	1,462,725
Vestcom International, Senior Secured L/C Collaterilized, 6.40% (Libor + 4.00%), maturity 12/19/23	798,876	802,467	804,867

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Term-3 Loan (First Lien), 5.90% (Libor + 3.50%), maturity 5/6/21	2,911,412	2,911,412	2,911,412
On Location, Senior Secured Second Amendment Term Loan, 7.90% (Libor + 5.50%), maturity 9/29/21	1,462,500	1,447,268	1,404,000
Auto Europe, Senior Secured Initial Dollar Term Loan, 7.40% (Libor + 5.00%), maturity 10/21/23	1,286,538	1,275,409	1,280,106

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 3/20/25	3,461,046	3,444,805	3,451,217
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 10.65% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,244	1,809,000

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 6.15% (Libor + 3.75%), maturity 7/7/22	1,979,592	1,991,600	1,992,681
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 10.15% (Libor + 7.75%), maturity 4/30/26	1,500,000	1,516,984	1,488,750
Tronair, Senior Secured Initial Term Loan (First Lien), 7.15% (Libor + 4.75%), maturity 9/8/23	1,474,949	1,466,590	1,452,825

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 7.15% (Libor + 4.75%), maturity 6/23/21	1,954,545	1,942,886	1,954,545
PlayPower, Senior Secured Initial Term Loan (Second Lien), 11.15% (Libor + 8.75%), maturity 6/23/22	1,000,000	993,696	997,500
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 9/30/24	989,405	987,184	991,878
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 5.40% (Libor + 3.00%), maturity 6/3/24	992,465	992,465	988,611

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments (Continued)
As of September 30, 2018
(Expressed in U.S. Dollars)
(unaudited)

Portfolio Investments (a) (b) (c) (d) (e)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(g) (Continued):
Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 6.15% (Libor + 3.75%), maturity 8/25/25	$2,000,000	$1,990,066	$1,990,000
Lipari, Senior Secured Term Loan A, 6.90% (Libor + 4.50%), maturity 10/1/22	1,967,180	1,958,296	1,947,508
Sovos Brands, Senior Secured Initial Term Loan, 6.90% (Libor + 4.50%), maturity 7/18/24	990,000	985,725	972,675

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 6.15% (Libor + 3.75%), maturity 6/30/23	2,467,637	2,463,088	2,461,468

Retail
Grocery Outlet, Senior Secured Incremental Term Loan (First Lien), 5.90% (Libor + 3.50%), maturity 10/21/21	1,984,887	2,000,012	1,991,682

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 6.40% (Libor + 4.00%), maturity 11/21/23	1,965,000	1,949,602	1,984,203

Total Portfolio Investments(i)		$239,986,958	$239,270,229

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All loans are restricted, unless otherwise noted.
(f)	Percentages are calculated using fair value of investments over net assets.
(g)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(h)	The borrower for Livingston, Livingston International Inc., is located in Canada.
(i)	At September 30, 2018, the cost of investments for income tax purposes was $239,986,958 the gross unrealized depreciation for federal tax purposes was $1,285,203, the gross unrealized appreciation for federal income tax purposes was $568,474, and the net unrealized depreciation was $716,729.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments
As of December 31, 2017
(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (88.1%)(f)(g):

High Tech Industries
Masergy, Senior Secured Initial Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 12/16/24	$4,000,000	$3,986,617	$3,989,999
Sparta, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 8/21/24	3,491,250	3,493,682	3,473,793
Help/Systems, Senior Secured Refinancing Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/8/21	3,473,418	3,469,538	3,473,417
Syncsort, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/16/24	3,491,250	3,457,390	3,429,425
Navicure, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 11/1/24	3,000,000	2,985,311	3,011,250
Infogroup, Senior Secured Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 4/3/23	2,979,987	2,942,629	2,965,088
GlobalLogic, Senior Secured Closing Date Term Loan, 6.19% (Libor + 4.50%), maturity 6/20/22	1,985,000	1,968,369	1,989,963
Idera, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 6/28/24	1,682,535	1,684,149	1,678,329
SciQuest, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 12/28/24	1,500,000	1,492,500	1,492,500
Flexera Software, Senior Secured Term Loan (Second Lien), 8.69% (Libor + 7.00%), maturity 4/2/21	1,000,000	981,929	997,500
Intermedia, Senior Secured Initial Term Loan (First Lien), 7.19% (Libor + 5.50%), maturity 2/1/24	995,000	995,000	997,488
ECi Software Solutions, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 9/27/24	997,500	987,787	990,019
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 5/7/21	989,420	989,420	989,420
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 11.94% (Libor + 10.25%), maturity 1/20/22	1,000,000	991,916	977,500
McAfee, Senior Secured Closing Date USD Term Loan, 6.19% (Libor + 4.50%), maturity 9/30/24	498,750	493,884	497,860
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 12/15/23	495,000	492,815	493,763
Endurance Int'l Group, Senior Secured Refinancing Loan, 5.69% (Libor + 4.00%), maturity 2/9/23	473,057	471,912	476,775
LANDesk, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 1/20/24	497,630	491,604	474,615

Healthcare & Pharmaceuticals
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/21/23	3,953,731	3,953,731	3,933,962
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.69% (Libor + 5.00%), maturity 8/18/23	2,965,975	2,939,822	2,936,315
Young, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 11/7/24	2,750,000	2,732,984	2,750,000
Pathway, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/10/24	2,176,311	2,161,569	2,159,989
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 9/23/24	2,153,693	2,129,086	2,137,540
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 8/1/24	2,000,000	1,990,432	2,012,500
Sarnova, Senior Secured Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 1/28/22	1,965,000	1,950,833	1,965,000
Upstream Rehabilitation, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 12/15/21	1,936,242	1,904,024	1,936,242
Radiology Partners, Senior Secured Term Loan, 7.44% (Libor + 5.75%), maturity 12/4/23	1,824,433	1,804,541	1,806,189
Specialty Care, Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 9/1/23	1,500,000	1,507,781	1,488,750
Curo Health Services, Senior Secured Term B Loan (First Lien), 5.69% (Libor + 4.00%), maturity 2/7/22	1,484,770	1,487,960	1,486,255
CareCentrix, Senior Secured Initial Term Loan, 6.69% (Libor + 5.00%), maturity 7/8/21	1,471,187	1,456,513	1,485,899
NAPA, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 4/19/23	903,118	896,101	894,087
Dermatologists of Central States, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 4/20/22	862,583	853,203	856,113
RMP & MedA/Rx, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 3/2/22	490,625	488,507	485,719

Services: Business
CoAdvantage, Senior Secured Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/1/23	3,985,013	3,970,218	3,955,125
Sungard Public Sector, Senior Secured Term Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 1/31/25	3,500,000	3,519,114	3,482,500
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.19% (Libor + 3.50%), maturity 6/19/24	2,953,587	2,953,587	2,968,860
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 10/30/23	2,970,000	2,970,000	2,895,750
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 10/29/21	2,342,823	2,329,977	2,336,966
ABILITY Network, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 12/13/24	2,000,000	1,990,000	2,007,500
First Advantage, Senior Secured Term Loan (First Lien), 6.94% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,989,326	1,945,000
General Info Solutions, Senior Secured Initial Term Loan, 6.44% (Libor + 4.75%), maturity 1/26/23	1,215,625	1,204,679	1,206,508
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 7/31/23	1,000,000	995,254	995,000
Intralinks, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 11/14/24	1,000,000	995,052	992,500
DBi Services, Senior Secured Term B Loan, 6.94% (Libor + 5.25%), maturity 8/1/21	989,985	981,912	987,510
ACA Compliance Group, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 1/30/21	497,500	493,116	493,769
Sungard Public Sector, Senior Secured Term Loan, 5.94% (Libor + 4.25%), maturity 2/1/24	248,125	247,024	251,057

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.44% (Libor + 5.75%), maturity 10/31/22	2,940,854	2,851,768	2,911,446
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 10/16/24	2,291,667	2,285,541	2,303,125
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.19% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 7/10/22	1,945,641	1,926,032	1,923,752
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 9/6/24	1,500,000	1,496,280	1,492,500
GENEX Services, Senior Secured Initial Term Loan (Second Lien), 9.44% (Libor + 7.75%), maturity 5/30/22	1,271,000	1,216,818	1,266,234

Wholesale
SRP, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 9/8/23	3,436,401	3,404,984	3,419,219
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/19/22	1,955,000	1,919,234	1,967,219
Ohio Transmission, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 10/2/21	1,969,545	1,956,406	1,964,622
Colony Hardware, Senior Secured Initial Term Loan, 7.69% (Libor + 6.00%), maturity 10/23/21	1,963,741	1,948,815	1,949,013
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 6/15/23	1,484,981	1,479,366	1,490,131

Chemicals, Plastics & Rubber
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.19% (Libor + 3.50%), maturity 5/30/24	2,992,500	2,992,608	2,992,500
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 10/4/21	2,939,995	2,929,297	2,903,245
Borchers, Senior Secured Term Loan, 6.19% (Libor + 4.50%), maturity 11/1/24	1,989,987	1,983,107	1,985,012
Zep, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 8/12/24	1,496,250	1,489,035	1,485,028
Houghton International, Senior Secured Term Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	1,005,000

Services: Consumer
Restaurant Technologies, Senior Secured Term Loan (Second Lien ), 10.44% (Libor + 8.75%), maturity 11/23/23	3,140,309	3,163,677	3,163,861
A Place For Mom, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 8/10/24	2,219,438	2,215,736	2,213,889
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 2/21/22	1,470,000	1,470,000	1,466,325
Smart Start, Senior Secured First Incremental Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 2/21/22	998,484	995,988	997,236

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 7.69% (Libor + 6.00%), maturity 12/8/23	2,916,667	2,864,167	2,872,917
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 9/11/23	1,974,957	1,958,097	1,955,207
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 10/26/23	1,868,354	1,851,317	1,849,671

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedule of Investments (Continued)
As of December 31, 2017
(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(g) (Continued):

Consumer Goods: Durable
Pelican Products, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 4/10/20	$3,977,987	$3,962,506	$3,992,904
Strategic Partners, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 6/30/23	1,980,038	1,974,869	1,994,888

Capital Equipment
MW Industries, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 9/30/24	2,493,750	2,481,542	2,522,096
FCX, Senior Secured Eighth Amendment Acquisition Loan, 5.94% (Libor + 4.25%), maturity 8/4/20	997,500	992,710	992,513
BAS, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 5/21/24	1,000,000	995,111	992,500
FCX, Senior Secured Seventh Amendment Acquisition Loan, 6.19% (Libor + 4.50%), maturity 8/4/20	987,500	987,500	982,563
United Flexible, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 2/16/21	477,858	473,970	476,663

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 8.19% (Libor + 6.50%), maturity 12/20/22	1,868,492	1,850,917	1,854,480
Northstar, Senior Secured Term Loan, 7.94% (Libor + 6.25%), maturity 6/7/22	1,620,083	1,620,083	1,607,932
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.44% (Libor + 4.75%), maturity 6/21/22	1,488,750	1,475,137	1,462,697
Mspark, Senior Secured Term Loan, 7.19% (Libor + 5.50%), maturity 4/22/21	926,356	919,435	926,356

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Term-1 Loan (First Lien), 5.69% (Libor + 4.00%), maturity 5/6/21	2,933,431	2,933,431	2,953,539
On Location, Senior Secured Second Amendment Incremental Term Loan, 7.19% (Libor + 5.50%), maturity 9/29/21	1,490,625	1,471,992	1,471,992
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.69% (Libor + 5.00%), maturity 10/21/23	1,407,692	1,395,010	1,404,173

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 5.44% (Libor + 3.75%), maturity 7/7/22	1,994,898	2,009,478	2,013,191
MB Aerospace, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 12/15/22	1,962,456	1,946,911	1,952,644
Tronair, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 9/8/23	1,486,237	1,476,682	1,482,522

Beverage, Food & Tobacco
Lipari, Senior Secured Term Loan A, 6.19% (Libor + 4.50%), maturity 10/1/22	1,982,180	1,968,907	1,962,358
Kettle Cuisine, Senior Secured Term Loan, 6.69% (Libor + 5.00%), maturity 8/21/21	1,958,093	1,958,093	1,958,093
Sovos Brands, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 7/18/24	997,500	992,745	990,019

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/12/24	3,000,000	2,985,000	2,977,500
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/7/21	1,280,194	1,280,506	1,267,392

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 6/23/21	1,969,697	1,954,979	1,979,545
PlayPower, Senior Secured Initial Term Loan (Second Lien), 10.44% (Libor + 8.75%), maturity 6/23/22	1,000,000	992,705	997,500
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 9/30/24	878,750	876,316	872,159

Media: Broadcasting & Subscription
Encompass, Senior Secured Tranche B Term Loan (Second Lien), 9.44% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,480,811	1,485,000
Encompass, Senior Secured Tranche B Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 6/6/21	974,748	974,748	965,000

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 11/21/23	1,980,000	1,962,639	1,998,977

Automotive
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.94% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,099	1,786,500

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 8/31/23	1,390,987	1,378,314	1,390,987

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 8/12/21	980,000	973,568	970,200

Containers, Packaging & Glass
Tapp Label Company, Senior Secured Term Loan, 7.19% (Libor + 5.50%), maturity 7/6/20	463,487	462,519	324,441
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 5.94% (Libor + 4.25%), maturity 5/12/20	498,392	497,269	498,392

Total Portfolio Investments(h)		$184,175,573	$184,336,177

(a)	All companies are located in the United States of America.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All loans are restricted, unless otherwise noted.
(f)	Percentages are calculated using fair value of investments over net assets.
(g)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(h)	At December 31, 2017, the cost of investments for income tax purposes was $184,175,573 the gross unrealized appreciation for federal tax purposes was $745,404, the gross unrealized depreciation for federal income tax purposes was $584,800, and the net unrealized appreciation was $160,604.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Notes to Financial Statements
September 30, 2018
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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at September 30, 2018 and December 31, 2017. At such dates, cash was not subject to any restrictions on withdrawal.

Offering Expenses

The Company incurred offering costs of $145,358 in prior periods. The Company’s offering costs included legal fees and other costs pertaining to the preparation of the Company’s registration statement on Form 10 (the “Registration Statement”) and sale of the Company’s shares of common stock. The Company capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. The Company did not amortize offering costs during the three and nine months ended September 30, 2018 or 2017.

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

As of September 30, 2018, the Company held 115 investments in loans with OID. The Company accrued OID income of $29,477 and $106,120 for the three and nine months ended September 30, 2018, respectively. The unamortized balance of OID investments as of September 30, 2018, totaled $681,863. As of December 31, 2017, the Company held 89 investments in loans with OID. The unamortized balance of OID investments as of December 31, 2017, totaled $1,028,002. The Company accrued OID income of $46,250 and $179,181 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the Company held $20,276,822 and $29,721,559 cash and cash equivalents, respectively. For the three and nine months ended September 30, 2018, the Company earned $32,938 and $101,045, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and nine months ended September 30, 2017, the Company earned $35,903 and $92,533, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and nine months ended September 30, 2018, the Company accrued $26,985 and $75,547 of other income, respectively, related to amendment fees. For the three and nine months ended September 30, 2017, the Company accrued $36,146 and $97,608 of other income, respectively, related to amendment fees.

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

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13") which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; however, management has elected to early adopt ASU 2018-13 effective with the current reporting period.

In August 2018, the Securities and Exchange Commission ("SEC") released its Final Rule on Disclosure Update And Simplification (the "Final Rule") which is intended to simplify an issuer's disclosure compliance efforts by removing redundant or outdated disclosure requirements. Effective with the current reporting period, the Company adopted the Final Rule with the most notable impacts being that the Company is no longer required to present the components of distributable earnings on the Statement of Assets and Liabilities or the sources of distributions to stockholders on the Statements of Changes in Net Assets.

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

As of September 30, 2018, $131,140,336 of the Company’s investments were valued using unobservable inputs, and $108,129,893 were valued using observable inputs. During the nine months ended September 30, 2018, $42,655,009 and $15,924,734 of investments transferred into and out of Level 3, respectively.

As of December 31, 2017, $80,094,421 of the Company’s investments were valued using unobservable inputs, and $104,241,756 were valued using observable inputs. During the nine months ended September 30, 2017, $21,056,634 and $12,902,470 of investments transferred into and out of Level 3, respectively.

The following tables present the Company’s investments carried at fair value as of September 30, 2018 and December 31, 2017, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$98,218,084	$119,441,157	$217,659,241
Second lien debt		9,911,809	11,699,179	21,610,988
Total	$-	$108,129,893	$131,140,336	$239,270,229

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$98,806,661	$64,377,922	$163,184,583
Second lien debt		5,435,095	15,716,499	21,151,594
Total	$-	$104,241,756	$80,094,421	$184,336,177

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2018. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$116,935,782	Matrix Pricing	Senior Leverage	2.36x - 10.30x	4.84x
			Total Leverage	2.91x - 10.30x	5.95x
			Interest Coverage	1.07x - 3.93x	2.21x
			Debt Service Coverage	0.65x - 3.19x	1.79x
			TEV Coverage	1.20x - 4.16x	2.48x
			Liquidity	33.24% - 847.35%	129.55%
			Spread Comparison	300bps - 650bps	453bps

	2,505,375	Market Analysis	Senior Leverage	7.81x	7.81x
			Total Leverage	10.38x	10.38x
			Interest Coverage	1.10x	1.10x
			Debt Service Coverage	1.00x	1.00x
			TEV Coverage	1.15x	1.15x
			Liquidity	107.55%	107.55%
			Spread Comparison	500bps	500bps

Second lien debt	11,699,179	Matrix Pricing	Senior Leverage	4.40x - 6.74x	5.79x
			Total Leverage	4.40x - 6.74x	5.79x
			Interest Coverage	1.42x - 3.36x	2.21x
			Debt Service Coverage	1.01x - 2.99x	1.80x
			TEV Coverage	1.44x - 2.48x	1.98x
			Liquidity	18.96% - 254.50%	131.62%
			Spread Comparison	700bps - 1025bps	796bps

Total	$131,140,336

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the nine months ended September 30, 2018 and 2017 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Nine Months Ended September 30, 2018	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2017	$64,377,922	$15,716,499	$80,094,421
Transfers into Level 3	41,650,009	1,005,000	42,655,009
Transfers out of Level 3	(14,138,234)	(1,786,500)	(15,924,734)
Total gains:
Net realized gain(a)	36,410	52,824	89,234
Net unrealized depreciation(b)	(668,474)	(41,744)	(710,218)
New investments, repayments and settlements:(c)
Purchases	38,535,700	3,354,000	41,889,700
Settlements/repayments	(9,540,558)	(6,606,429)	(16,146,987)
Net amortization of premiums, discounts and fees	82,469	5,529	87,998
Sales	(894,087)	-	(894,087)
Fair Value as of September 30, 2018	$119,441,157	$11,699,179	$131,140,336

(a)	Included in net realized gain on the accompanying Statement of Operations for the nine months ended September 30, 2018.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the nine months ended September 30, 2018.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Nine Months Ended September 30, 2017	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844
Transfers into Level 3	18,086,634	2,970,000	21,056,634
Transfers out of Level 3	(11,907,470)	(995,000)	(12,902,470)
Total gains:
Net realized gain(a)	445,302	(55,270)	390,032
Net unrealized depreciation(b)	(571,068)	(80,556)	(651,624)
New investments, repayments and settlements:(c)
Purchases	22,998,713	9,393,000	32,391,713
Settlements/repayments	(32,658,286)	(3,000,000)	(35,658,286)
Net amortization of premiums, discounts and fees	122,980	15,809	138,789
Fair Value as of September 30, 2017	$79,987,431	$17,953,201	$97,940,632

(a)	Included in net realized gain on the accompanying Statement of Operations for the nine months ended September 30, 2017.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the nine months ended September 30, 2017.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at September 30, 2018 and 2017 $(868,824) and $(435,779), respectively.

Investment Activities

The Company held a total of 128 syndicated investments with an aggregate fair value of $239,270,229 as of September 30, 2018. During the nine months ended September 30, 2018, the Company invested in 60 new syndicated investments for a combined $94,368,626 and in existing investments for a combined $15,112,788. The Company also received $52,782,500 in repayments from investments and $1,390,962 from investments sold during the nine months.

The Company held a total of 102 syndicated investments with an aggregate fair value of $184,336,177 as of December 31, 2017. During the nine months ended September 30, 2017, the Company invested in 42 new syndicated investments for a combined $70,731,883 and in existing investments for a combined $9,107,853. The Company also received $61,357,297 in repayments from investments during the period.

Investment Concentrations

As of September 30, 2018, the Company’s investment portfolio consisted of investments in 122 companies located in 30 states across 20 different industries, with an aggregate fair value of $239,270,229. The five largest investments at fair value as of September 30, 2018 totaled $18,992,674, or 7.94% of the Company’s total investment portfolio as of such date. As of September 30, 2018, the Company’s average investment was $1,874,898 at cost.

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

	September 30, 2018				December 31, 2017
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$218,306,111	90.97%	$217,659,241	90.97%	$163,043,887	88.53%	$163,184,583	88.53%
Second lien debt	21,680,847	9.03%	21,610,988	9.03%	21,131,686	11.47%	21,151,594	11.47%
Total Investments	$239,986,958	100.00%	$239,270,229	100.00%	$184,175,573	100.00%	$184,336,177	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$45,359,175	18.96%	$28,334,560	15.37%
High Tech Industries	43,472,795	18.17	32,398,704	17.58
Services: Business	27,563,892	11.52	24,518,045	13.30
Chemicals, Plastics & Rubber	17,867,670	7.47	10,370,785	5.63
Services: Consumer	14,255,101	5.96	7,841,311	4.25
Wholesale	14,181,134	5.93	10,790,204	5.85
Banking, Finance, Insurance & Real Estate	12,713,691	5.31	11,897,057	6.45
Consumer Goods: Non-durable	7,009,768	2.93	6,677,795	3.62
Transportation: Cargo	7,006,040	2.93	4,244,892	2.30
Capital Equipment	6,405,166	2.68	5,966,335	3.24
Containers, Packaging & Glass	5,693,353	2.38	822,833	0.46
Media: Advertising, Printing & Publishing	5,672,383	2.37	5,851,465	3.17
Hotel, Gaming & Leisure	5,595,518	2.34	5,829,704	3.16
Automotive	5,260,217	2.20	1,786,500	0.97
Aerospace & Defense	4,934,256	2.06	5,448,357	2.96
Construction & Building	4,932,534	2.06	3,849,204	2.09
Beverage, Food & Tobacco	4,910,183	2.05	4,910,470	2.66
Consumer Goods: Durable	2,461,468	1.03	5,987,792	3.25
Retail	1,991,682	0.83	-	-
Forest Products & Paper	1,984,203	0.82	1,998,977	1.08
Media: Broadcasting & Subscription	-	-	2,450,000	1.33
Utilities: Electric	-	-	1,390,987	0.75
Media: Diversified & Production	-	-	970,200	0.53
	$239,270,229	100.00%	$184,336,177	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$58,001,001	24.24%	$44,603,594	24.20%
Midwest	54,657,494	22.84	43,870,888	23.80
West	40,000,599	16.72	21,087,825	11.44
Southeast	34,930,582	14.60	28,690,823	15.56
Southwest	21,666,518	9.06	20,144,926	10.93
East	21,607,011	9.03	20,861,634	11.32
Northwest	3,701,480	1.55	2,213,889	1.20
South	3,216,794	1.34	2,862,598	1.55
Other (a)	1,488,750	0.62	-	-
Total Investments	$239,270,229	100.00%	$184,336,177	100.00%

(a)	The borrower for Livingston, Livingston International Inc., is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2018:

For the Fiscal Years Ending December 31:	Amount
2018	$1,433,795
2019	5,753,738
2020	3,827,024
2021	27,626,949
2022	27,975,542
Thereafter	174,051,773
Total contractual repayments	240,668,821
Adjustments to cost basis on debt investments(a)	(681,863)
Total Cost Basis of Investments Held at September 30, 2018:	$239,986,958

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

Note 4.	Related Party Transactions

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

For the three and nine months ended September 30, 2018, the Company recorded base management fees of $631,114 and $1,792,598, respectively, and waivers to the base management fees of $220,890 and $627,408, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2017, the Company recorded base management fees of $444,812 and $1,322,060, respectively, and waivers to the base management fees of $155,685 and $462,721, respectively, as set forth within the accompanying statements of operations.

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

For the three and nine months ended September 30, 2018, the Company recorded incentive fees related to net investment income of $517,587 and $1,392,563, respectively. Offsetting the incentive fees were waivers of the incentive fees of $411,767 and $1,142,863 for the three and nine months ended September 30, 2018, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2017, the Company recorded incentive fees related to net investment income of $309,149 and $733,773, respectively. Offsetting the incentive fees were waivers of the incentive fees of $273,477 and $654,847 for the three and nine months ended September 30, 2017, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2018, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2017, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2018 and December 31, 2017 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2018	December 31, 2017
Net base management fee due to Adviser	$410,224	$309,784
Net incentive fee due to Adviser	105,820	68,237
Other expenses due to Adviser (a)	-	153,034
Total fees due to Adviser, net of waivers	516,044	531,055
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$582,294	$597,305

(a)	Expenses paid on behalf of the Company by the Adviser

Note 5.	Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Numerator for basic and diluted net increase in net assets resulting from operations per common share	$3,248,860	$1,730,490	$8,552,903	$5,504,224
Denominator for basic and diluted weighted average common shares	25,169,922	17,831,896	23,695,104	17,831,895
Basic and diluted net increase in net assets resulting from operations per common share	$0.13	$0.10	$0.36	$0.31

Note 6.	Income Tax

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

During the nine months ended September 30, 2018, the Company declared and paid distributions of $5,886,063, or $0.25 per share. The estimated tax character of the distributions declared and paid represented $5,736,266 from ordinary income and $149,797 from capital gains. During the nine months ended September 30, 2017, the Company declared and paid distributions of $3,744,698, or $0.21 per share. The tax character of the distributions declared and paid represented $3,606,521 from ordinary income and $138,177 from capital gains.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2017. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S.federal tax returns for fiscal years 2017, 2016, 2015 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three and nine months ended September 30, 2018 and 2017, no tax expense or any related interest or penalties were incurred.

Note 7.	Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of September 30, 2018, $40,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of September 30, 2018 and December 31, 2017, were 26,162,165 and 21,988,238, respectively.

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

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2018 and December 31, 2017:

Investment	Industry	September 30, 2018	December 31, 2017

Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.40% (Libor + 3.00%), maturity 3/20/25	Wholesale	$736,196	$-
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 3/20/25	Automotive	521,562	-
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.65% (Libor + 3.25%), maturity 1/31/25	Chemicals, Plastics & Rubber	270,000	-
GlobalLogic, Senior Secured Initial Term Loan, 5.65% (Libor + 3.25%), maturity 8/1/25	High Tech Industries	250,000	-
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.40% (Libor + 4.00%), maturity 12/2/22	High Tech Industries	240,972	-
Manna Pro, Senior Secured Term Loan, 8.40% (Libor + 6.00%), maturity 12/8/23	Consumer Goods: Non-durable	227,500	583,333
GlobalTranz, Senior Secured Initial Term Loan, 6.65% (Libor + 4.25%), maturity 6/29/25	Transportation: Cargo	197,917
SRP, Senior Secured Term Loan, 8.90% (Libor + 6.50%), maturity 9/8/23	Wholesale	196,429	535,714
Veritext, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 8/1/25	Healthcare & Pharmaceuticals	162,667
Premise Health, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 7/10/25	Healthcare & Pharmaceuticals	147,052	-
Young, Senior Secured Initial Term Loan (First Lien), 6.40% (Libor + 4.00%), maturity 11/7/24	Healthcare & Pharmaceuticals	119,048	687,500
Dermatologists of Central States, Senior Secured Term Loan, 8.90% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	91,116	133,257
Ansira, Senior Secured Initial Term Loan, 8.15% (Libor + 5.75%), maturity 12/20/22	Media: Advertising, Printing & Publishing	85,171	113,346
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.90% (Libor + 4.50%), maturity 9/23/24	Healthcare & Pharmaceuticals	62,500	340,909
Pathway, Senior Secured Term Loan (First Lien), 6.65% (Libor + 4.25%), maturity 10/10/24	Healthcare & Pharmaceuticals	-	818,454
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 6.15% (Libor + 3.75%), maturity 10/16/24	Banking, Finance, Insurance & Real Estate	-	208,333
Radiology Partners, Senior Secured Term A Loan, 8.09% (Libor + 5.75%), maturity 12/4/23	Healthcare & Pharmaceuticals	-	175,567
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 9/30/24	Construction & Building	-	119,048
		$3,308,130	$3,715,461

Note 9.	Financial Highlights

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Per Share Data:
Net asset value, beginning of period	$9.50	$9.56	$9.51	$9.55
Net investment income(a)	0.13	0.11	0.38	0.33
Net realized gain on investments and change in unrealized depreciation on investments(a)(b)(c)	0.00	(0.02)	(0.01)	(0.02)
Net increase in net assets resulting from operations	$0.13	$0.09	$0.37	$0.31

Effect of equity capital activity
Distributions to stockholders from net investment income	-	-	(0.24)	(0.20)
Distributions to stockholders from capital gains	-	-	(0.01)	(0.01)
Net asset value at end of period	$9.63	$9.65	$9.63	$9.65
Total return(d)(h)	1.37%	3.14%	3.89%	3.25%
Shares of common stock outstanding at end of period	26,162,165	17,831,896	26,162,165	17,831,896

Statement of Assets and Liabilities Data:
Net assets at end of period	$251,862,443	$172,129,209	$251,862,443	$172,129,209
Average net assets(e)	244,318,953	171,650,889	233,578,899	172,005,655

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	2.28%	2.42%	2.28%	2.22%
Ratio of net expenses to average net assets- annualized(g)	1.25%	1.43%	1.26%	1.35%
Ratio of net investment income to average net assets- annualized	5.43%	4.68%	5.17%	4.54%
Portfolio turnover(h)	0.59%	12.03%	0.63%	41.02%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	For the three months ended September 30, 2018, the 0.00 is due to rounding.
(d)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(e)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(h)	Not annualized.

Note 10.	Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11.	Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through November 14, 2018, the date the quarterly report on Form 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which were syndicated loans as of September 30, 2018, was approximately $239,270,229 and held in 122 portfolio companies as of September 30, 2018. The fair value of our investments, all of which were syndicated loans as of December 31, 2017, was approximately $184,336,177 and held in 96 portfolio companies as of December 31, 2017.

During the nine months ended September 30, 2018, we invested in 60 new syndicated investments for a combined $94,368,626 and in existing investments for a combined $15,112,788. We also received $52,782,500 in repayments from investments and $1,390,962 from investments sold during the nine months. During the nine months ended September 30, 2017, we invested in 42 new syndicated investments for a combined $70,731,883 and in existing investments for a combined $9,107,853. We also received $61,357,297 in repayments from investments. In addition, for the three and nine months ended September 30, 2018, we had a change in unrealized depreciation of approximately $275,060 and $877,333, respectively, and realized gains of $179,556 and $397,313, respectively. In addition, for the three and nine months ended September 30, 2017, we had a change in unrealized depreciation of approximately $328,689 and $810,286, respectively, and realized gains of $34,143 and $475,073, respectively.

Our investment activity for the nine months ended September 30, 2018 and 2017, is presented below:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Beginning investment portfolio, at fair value	$184,336,177	$143,789,221
Investments in new portfolio investments	94,368,626	70,731,883
Investments in existing portfolio investments	15,112,788	9,107,853
Principal repayments	(52,782,500)	(61,357,297)
Proceeds from investments sold	(1,390,962)	-
Change in premiums, discounts and amortization	106,120	179,181
Net change in unrealized depreciation on investments	(877,333)	(810,286)
Realized gain on investments	397,313	475,073
Ending portfolio investment activity, at fair value	$239,270,229	$162,115,628
Number of portfolio investments	128	93
Average investment amount, at cost	$1,874,898	$1,739,606
Percentage of investments at floating rates	100.00%	100.00%

As of September 30, 2018 and December 31, 2017, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2018 and through November 14, 2018, we invested $14,599,347 at cost in fourteen portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and nine months ended September 30, 2018 and 2017, is presented in the table below.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Total interest income from non-controlled/non- affiliated investments	$4,055,676	$2,571,239	$11,061,333	$7,392,141
Total other interest income	32,938	35,903	101,045	92,533
Total other income	26,985	36,146	75,547	97,608
Total investment income	$4,115,599	$2,643,288	$11,237,925	$7,582,282

Total investment income for the three months ended September 30, 2018 increased to $4,115,599 from $2,643,288 for the three months ended September 30, 2017, and was driven by our interest income from our increasing investment balance. Total investment income for the nine months ended September 30, 2018 increased to $11,237,925 from $7,582,282 for the nine months ended September 30, 2017, and was driven by our interest income from our increasing investment balance. As of September 30, 2018 and 2017, the size of our portfolio was $239,986,958 and $161,783,344 at amortized cost, respectively, with total principal amount outstanding of $240,668,821 and $162,796,110, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Base management fee(a)	$631,114	$444,812	$1,792,598	$1,322,060
Incentive fee(a)	517,587	309,149	1,392,563	733,773
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	48,750	48,750	146,250	146,250
Professional fees	100,641	139,085	313,660	326,822
Other expenses	39,550	39,368	131,452	132,758
Total expenses	1,403,892	1,047,414	3,975,273	2,860,413
Base management fee waivers(a)	(220,890)	(155,685)	(627,408)	(462,721)
Incentive fee waivers(a)	(411,767)	(273,477)	(1,142,863)	(654,847)
Total expenses, net of waivers	$771,235	$618,252	$2,205,002	$1,742,845

(a)	Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended September 30, 2018 in comparison to the three months ended September 30, 2017 was driven by our increasing invested balance. For the three months ended September 30, 2018 and 2017, we accrued gross base management fees before waivers of $631,114 and $444,812, respectively. Offsetting those fees, we recognized base management fee waivers of $220,890 and $155,685, respectively. For the three months ended September 30, 2018, we accrued incentive fees related to net investment income before waivers of $517,587, offset by incentive fee waivers of $411,767. For the three months ended September 30, 2017, we accrued incentive fees related to net investment income before waivers of $309,149, offset by incentive fee waivers of $273,477. Additionally, we accrued $66,250 of administrative fees for each of the three months ended September 30, 2018 and 2017. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended September 30, 2018 and 2017, we incurred professional fees of $100,641 and $139,085, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. We also incurred expenses related to fees paid to our independent directors of $48,750 for each of the three months ended September 30, 2018 and 2017.

The increase in base management fees before waivers for the nine months ended September 30, 2018 in comparison to the nine months ended September 30, 2017 was driven by our increasing invested balance. For the nine months ended September 30, 2018 and 2017, we accrued gross base management fees before waivers of $1,792,598 and $1,322,060, respectively. Offsetting those fees, we recognized base management fee waivers of $627,408 and $462,721, respectively. For the nine months ended September 30, 2018, we accrued incentive fees related to net investment income before waivers of $1,392,563, offset by incentive fee waivers of $1,142,863. For the nine months ended September 30, 2017, we accrued incentive fees related to net investment income before waivers of $733,773, offset by incentive fee waivers of $654,847. Additionally, we accrued $198,750 of administrative fees for each of the nine months ended September 30, 2018 and 2017. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the nine months ended September 30, 2018 and 2017, we incurred professional fees of $313,660 and $326,822, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. We also incurred expenses related to fees paid to our independent directors of $146,250 for each of the nine months ended September 30, 2018 and 2017, respectively.

Realized and Unrealized Gains and Losses

We recognized $179,556 and $34,143 in net realized gains for the three months ended September 30, 2018 and 2017, respectively. We recognized $397,313 and 475,073 in net realized gains for the nine months ended September 30, 2018 and 2017, respectively.

Net change in unrealized (depreciation) appreciation on investments for the three and nine months ended September 30, 2018 and 2017 was as follows:

Type	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
First Lien Debt	$(244,752)	$(175,850)	$(787,562)	$(739,659)
Second Lien Debt	(30,308)	(152,839)	(89,771)	(70,627)
Net change in unrealized depreciation on investments	$(275,060)	$(328,689)	$(877,333)	$(810,286)

Net change in unrealized depreciation on investments during the three and nine months ended September 30, 2018 primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three and nine months ended September 30, 2017 was primarily due to the reversal of previously appreciated investments due to full principal paydowns.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of September 30, 2018 and December 31, 2017, we had cash of $20,276,822 and $29,721,559, respectively.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $43,558,701. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans and interest received from investments. Net cash used in operating activities for the nine months ended September 30, 2017 was $8,253,922. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans.

As of September 30, 2018 and December 31, 2017, we had fourteen and ten investments with unfunded commitments of $3,308,130 and $3,715,461, respectively. We believe that, as of September 30, 2018 and December 31, 2017, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Beginning investment portfolio	$184,336,177	$143,789,221
Investments in new portfolio investments	94,368,626	70,731,883
Investments in existing portfolio investments	15,112,788	9,107,853
Principal repayments	(52,782,500)	(61,357,297)
Proceeds from sales of investments	(1,390,962)	-
Net change in unrealized depreciation on investments	(877,333)	(810,286)
Net realized gain on investments	397,313	475,073
Net change in premiums, discounts and amortization	106,120	179,181
Investment Portfolio, at Fair Value	$239,270,229	$162,115,628

Financing Activities

Net cash provided by in our financing activities for the nine months ended September 30, 2018 was $34,113,964 from issuances of 4,173,924 of Shares to our shareholders, in connection with our capital calls during the period. This was partially offset by $5,886,036 of distributions paid to our common stockholders. Net cash used in our financing activities for the nine months ended September 30, 2017 was $3,744,676 from distributions paid to our common stockholders.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of September 30, 2018, $40,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of September 30, 2018 and December 31, 2017, were 26,162,165 and 21,988,238, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared and paid distributions of $5,886,063, or $0.25 per share during the nine months ended September 30, 2018. We declared and paid distributions of $3,744,698, or $0.21 per share during the nine months ended September 30, 2017.

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

Related Party Fees

For the three months ended September 30, 2018 and 2017, we recorded base management fees of $631,114 and $444,812, respectively. Offsetting these fees were waivers to the base management fees of $220,890 and $155,685, respectively, as set forth within the accompanying statements of operations.

For the nine months ended September 30, 2018 and 2017, we recorded base management fees of $1,792,598 and $1,322,060, respectively. Offsetting those fees were waivers to the base management fees of $627,408 and $462,721, respectively, as set forth within the accompanying statements of operations.

For the three and nine months ended September 30, 2018, we recorded incentive fees of $517,587 and $1,392,563, respectively. Offsetting these fees were waivers to the incentive fees of $411,767 and $1,142,863, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2017, we recorded incentive fees of $309,149 and $733,773, respectively. Offsetting these fees were waivers to the incentive fees of $273,477 and $654,847, respectively, as set forth within the accompanying statements of operations.

For each of the three months ended September 30, 2018 and 2017, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations. For each of the nine months ended September 30, 2018 and 2017, we recorded administrative fees of $198,750, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of September 30, 2018 and December 31, 2017 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2018	December 31, 2017
Net base management fee due to Adviser	$410,224	$309,784
Net incentive fee due to Adviser	105,820	68,237
Other expenses due to Adviser (a)	-	153,034
Total fees due to Adviser, net of waivers	516,044	531,055
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$582,294	$597,305

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

Organization and Offering Expenses

We incurred offering costs of $145,358 in prior periods. Our offering costs included legal fees and other costs pertaining to the preparation of the Registration Statement and sale of our shares of common stock. We capitalized these expenses and amortized them on a straight-line basis over a twelve-month period. We did not amortize offering costs for each of the three and nine months ended September 30, 2018 and 2017.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2018, we had fourteen investments with unfunded commitments of $3,308,130. As of December 31, 2017, we had ten investments with unfunded commitments of $3,715,461. We believe that, as of September 30, 2018 and December 31, 2017, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2018 and December 31, 2017, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

Assuming that the accompanying statement of assets and liabilities as of September 30, 2018 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(3,195,379)
Down 200 basis points	(3,151,650)
Down 100 basis points	(2,406,688)
Up 100 basis points	2,406,688
Up 200 basis points	4,813,376
Up 300 basis points	7,220,065

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018.

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

Audax Credit BDC Inc.

Date: November 14, 2018	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 14, 2018	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

