Form 10-K
period 2018-12-31
Audax Credit BDC Inc.
filed 2019-03-18
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of December 31, 2018, there was no established public market for the registrant’s common stock. The registrant had 30,383,814 shares of common stock, par value $0.001 per share, issued and outstanding as of March 18, 2019.

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

We generate revenue in the form of interest on the debt securities that we hold in our portfolio companies. The senior debt we invest in generally has stated terms of three to ten years. Our senior debt investments generally bear interest at a floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions, although we do not expect to do so. Original issue discount, or OID, as well as market discount and premium are accreted and amortized in determining our interest income. We record any prepayment premiums on loans and debt securities as income.

Available Information

Our address is 101 Huntington Avenue, Boston, MA 02199. Our phone number is (617) 859-1500, and our internet address is www.audaxcreditbdc.com.

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. While the London Interbank Offered Rate, or LIBOR, is the most commonly used base rate, we also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as a “LIBOR Floor.” This feature, which first appeared in the debt markets in 2008, sets a minimum rate to be used as the LIBOR or prime rate component of the loan’s interest rate calculation. As of December 31, 2018, LIBOR Floors in our loan agreements ranged from 0.00% to 1.25% per annum, as compared to the one-month and three-month LIBOR of 2.50% and 2.81%, respectively, on such date.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2018, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 1.0%.

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

Middle-market loans generally earn a premium over broadly syndicated loans. From January 2000 through December 2018, the loan spread premium of middle-market loans over broadly syndicated loans ranged between -5 basis points and 209 basis points. Over that same period, the average spread of middle-market loans was 93 basis points higher than the average spread of broadly syndicated loans. As of December 31, 2018, the interest rate spread gap was near historically wide levels, with middle-market loans earning on average 203 basis points more than broadly syndicated loans during the twelve months ending December 31, 2018.

Middle-market loans generally benefit from lower leverage. Since the beginning of 1998 through the end of 2018, the difference in the ratio of total debt to EBITDA for middle-market and broadly syndicated loans generally ranged between 0.1x and 0.9x. On average, the total debt to EBITDA ratio for middle-market loans was 0.5x lower than broadly syndicated loans during that 21-year period.

Middle-market loans have had higher recovery rates than broadly syndicated loans and bonds. Between 1987 and 2009, defaulted middle-market loans had an average recovery rate of 86%, compared to 81% for broadly syndicated loans and 64% for senior secured bonds. The largest portion of the high yield debt market, senior subordinated notes, had a 29% recovery rate during the same period. We believe these higher recovery rates resulted from conservative capital structures and loan documentation typically used for middle-market loans.

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

Audax Management Company (NY), LLC

In its investment process, our Adviser utilizes a business model in which credit analysis is the priority throughout all processes, including deal sourcing, underwriting, and portfolio management. We utilize our Adviser’s seasoned team and operating platform to identify compelling investment opportunities for us. We then evaluate these opportunities through an investment approach that emphasizes strong fundamental credit analysis and rigorous portfolio monitoring. We are disciplined in selecting investments and focusing on opportunities that we perceive offer favorable risk/reward characteristics.

Our Adviser seeks to diversify our portfolio by company type, asset type, investment size and industry.

The principals of our Adviser responsible for its senior debt advisory activities have worked together at Audax Group and previously at General Electric Capital Corporation for more than 20 years, during which time they have focused on investing in senior debt issued by private middle-market companies and have invested in excess of $13.5 billion through multiple cycles. We believe that we benefit from our Adviser’s experience in originating investments for us and, (to the extent permitted by the 1940 Act and the exemptive relief that we and the Adviser have been granted from the U.S. Securities and Exchange Commission, or the SEC), co-investment opportunities.

From its inception in 2007 through the end of December 31, 2018, the senior debt business of our Adviser, or Audax Senior Debt, invested $13.5 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the mezzanine debt and private equity businesses of Audax Group, together hold investments in over 272 middle-market companies across a wide variety of industries as of December 31, 2018.

Specifically, we believe Audax Senior Debt and the Audax Group platform provide advantages in sourcing transactions, accessing proprietary due diligence (subject to applicable confidentiality obligations), and leveraging the lengthy investing experience of the senior members of the Audax Group investment team.

•	Sourcing—Audax Group’s mezzanine and private equity teams often get an early look at prospective middle-market merger and acquisition, or M&A, transactions in the early stages of a sale process. Given this early insight into middle-market sale transactions, our Adviser can often evaluate investment opportunities before many of its competitors. Since most of these M&A transactions have a senior debt component, we believe the Adviser’s investment team often becomes aware of senior debt lending opportunities well before other firms.

•	Due diligence— As of December 31, 2018, Audax Group held over 272 portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.

•	Investing experience—As of December 31, 2018, the Co-CEOs and 30 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 23 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2018, the Audax Group platform sourced 6,040 senior debt investment opportunities and ultimately invested $13.5 billion in 592 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to exploit opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2018, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of the Company’s loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 4.15x and an average interest rate spread of 4.50%, which is the difference between the interest rate on the Company’s loan and the interest rate on the comparable risk-free instrument, typically the three-month LIBOR. We believe both of these measures compare favorably to broadly syndicated and other middle-market loans that have come to market during the same period.

Audax Group Platform. In addition to a large, seasoned team of investment professionals, our Adviser and its affiliates employ specialized professionals with expertise in transaction sourcing, capital markets, legal issues, and tax planning. We believe the Audax Group platform’s size, collective knowledge base, and shared experience provide a competitive advantage in middle-market lending.

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

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select second lien loans by making investments generally in the range of $1.0 million to $4.0 million in privately owned, U.S. based middle-market companies. Set forth below is a list of our ten largest investments as of December 31, 2018 and 2017, as well as the top ten industries in which we were invested as of December 31, 2018 and 2017, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2018
Portfolio Company	Fair Value	Percentage of Total Investments
Radiology Partners	$4,019,924	1.52%
Odyssey Logistics & Technology	3,947,706	1.49
Young Innovations	3,921,880	1.48
CoAdvantage	3,915,500	1.48
Beaver-Visitec	3,914,043	1.48
RevSpring	3,491,250	1.32
Plaskolite	3,482,500	1.32
Mavis	3,468,978	1.31
Navicure	3,457,575	1.31
Syncsort	3,452,017	1.30
	$37,071,373	14.01%

	December 31, 2017
Portfolio Company	Fair Value	Percentage of Total Investments
Pelican Products	$3,992,904	2.17%
Masergy	3,989,999	2.16
CoAdvantage	3,955,125	2.15
Beaver-Visitec	3,933,962	2.13
Sungard Public Sector	3,482,500	1.89
Sparta	3,473,793	1.88
Help/Systems	3,473,417	1.88
Syncsort	3,429,425	1.86
SRP	3,419,219	1.85
Restaurant Technologies	3,163,861	1.72
	$36,314,205	19.69%

	December 31, 2018
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$47,520,070	17.95%
High Tech Industries	45,031,546	17.01
Services: Business	36,858,954	13.93
Chemicals, Plastics & Rubber	27,716,784	10.47
Services: Consumer	15,942,194	6.02
Banking, Finance, Insurance & Real Estate	12,125,388	4.58
Transportation: Cargo	9,133,648	3.45
Wholesale	8,518,879	3.22
Consumer Goods: Non-durable	7,914,631	2.99
Capital Equipment	7,256,899	2.74
	$218,018,993	82.36%

	December 31, 2017
Industry	Fair Value	Percentage of Total Investments
High Tech Industries	$32,398,704	17.58%
Healthcare & Pharmaceuticals	28,334,560	15.37
Services: Business	24,518,045	13.30
Banking, Finance, Insurance & Real Estate	11,897,057	6.45
Wholesale	10,790,204	5.85
Chemicals, Plastics & Rubber	10,370,785	5.63
Services: Consumer	7,841,311	4.25
Consumer Goods: Non-durable	6,677,795	3.62
Consumer Goods: Durable	5,987,792	3.25
Capital Equipment	5,966,335	3.24
	$144,782,588	78.54%

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

Advisory and Administrative Services

We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. No compensation is paid directly by us to any interested director or executive officer of the Company. We pay our Adviser our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Messrs. Magid and McGonigle, as Managing Directors, have general oversight responsibility for Audax Senior Debt. Mr. McGonigle joined Audax Group in 2007 and manages the activities of Audax Senior Debt. He has over 28 years of experience in sourcing, underwriting, and managing the type of loans and other securities purchased by Audax Senior Debt. Mr. McGonigle leads a team of ten seasoned debt investment professionals. In addition, the Audax Senior Debt team is supported by experienced finance, accounting, legal, operations and investor relations professionals as a part of the Audax Group platform and the Administrator’s proposed services to the Company. Our Adviser may hire additional investment professionals in the future.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, or AMT, tax-exempt organizations, insurance companies, dealers in securities, a trader in securities that elects to use a mark-to-market method of accounting for its securities holdings, pension plans and trusts, financial institutions, U.S. expatriates, U.S. persons with a functional currency other than the U.S. dollar, “controlled foreign corporations,” “passive foreign investment companies,” or corporations that accumulate earnings to avoid U.S. federal income tax. This summary assumes that investors hold our Common Stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, U.S. Department of the Treasury, or Treasury, regulations, and administrative and judicial interpretations, each as of the date of this annual report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must:

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

We may in the future decide to pay a portion of our dividends in our stock. A distribution payable in stock or cash at the election of shareholders is treated as a dividend so long as certain requirements are satisfied. If the total distribution to shareholders electing to receive cash would exceed the total amount of cash to be distributed, each shareholder electing to receive the distribution in cash will be considered to have received a proportionate share of the cash to be distributed. Taxable stockholders receiving such distributions are required to include the full amount of the distribution (including the portion payable in stock) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to incur tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution.

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

Although we currently intend to distribute any net capital gains at least annually, we may in the future decide to retain some or all of our net capital gains but report the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include such stockholder’s share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to such stockholder’s allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for its Shares. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is generally in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gains. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any distributions derived from our investment company taxable income as a “deemed distribution.”

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

However, certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the Non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by us. In the case of Shares held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a distribution derived from qualified net interest income or qualified short-term capital gain. Moreover, depending on the circumstances, we may report all, some or none of our potentially eligible distributions as derived from such qualified net interest income or as qualified short-term capital gains, or treat such distributions, in whole or in part, as ineligible for this exemption from withholding.

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

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. As a corporation, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2018, 2017, and 2016. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2018, 2017, and 2016.

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

Senior Securities

While there is no present intention to do so, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Shares if our asset coverage complies with the requirements of the 1940 Act. Currently, under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.

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

Other

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including the Adviser, without the prior approval of our independent directors and, in some cases, prior approval by the SEC.

On November 7, 2018, we and the Adviser and other affiliates received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with accounts sponsored or managed by the Adviser and its affiliates where such investment is consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. We may also co-invest alongside other accounts sponsored or managed by our Adviser and its affiliates as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of the Adviser. We believe that co-investment by us and accounts sponsored or managed by the Adviser may afford us additional investment opportunities.

Under the terms of our exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

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

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds, if any, would not be accompanied by increased interest income from such fixed-rate investments.

To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates or a decrease in the spread between the rate at which we borrow and the rate at which we invest will not have a material adverse effect on our net investment income to the extent we use debt to finance investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

Additionally, in July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. At this time, it is not possible to predict the effect of this announcement as there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments may have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Alternative future investments in new portfolio companies may also be at lower yields than the debt that was repaid and will, in any case, require additional Adviser time. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

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

Risks Relating to Our Business and Structure

We are a relatively new company and have a limited operating history.

We were formed on January 29, 2015 and are the first BDC to be advised by our Adviser. As a result, we are subject to all of the business risks and uncertainties associated with any young business, including the risk that we will not achieve our investment objective. We take time to invest capital in part because extending loans to middle-market borrowers requires substantial due diligence and structuring. We will invest any uninvested cash that we hold in short-term investments, such as cash and cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. As a result, we earn yields substantially lower than the interest income that we receive in respect of loans to middle-market borrowers, and our distributions, if any, may be lower than the distributions that may be paid when our portfolio is fully invested.

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

Our Adviser depends on its relationships with corporations, financial institutions and investment firms, and we rely indirectly to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom our Adviser has relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.

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

We may need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute dividends each taxable year of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, any such cash earnings may not be available to fund investment originations. We expect to issue equity securities in private offerings. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, our ability to borrow or issue additional preferred stock may be restricted if our total assets are less than the required asset coverage ratio under the 1940 Act, currently 200% (or 150% upon receipt of certain approvals and subject to certain disclosure requirements) of total borrowings and preferred stock.

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

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers. While we, along with our Adviser, have implemented processes, procedures and internal controls seeking to mitigate cybersecurity risks and cyber intrusions, these measures may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

We carry our investments at market value or, if no market value is ascertainable, at fair value. A decrease in the market values or fair values of our investments is recorded as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio, reducing their net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations and our net asset value.

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

Uncertainty about administration initiatives of the current U.S. President could negatively impact our business, financial condition and results of operations.

The Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our Adviser is not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted. During times of intense activity in other programs, our Adviser may devote less time and resources to our business than is necessary or appropriate. In addition, we will compete with such other entities for the same investors and investment opportunities. We may co-invest with such investment entities only to the extent permitted by the 1940 Act, the rules and regulations under the 1940 Act and the exemptive relief under the 1940 Act that we, the Adviser and other affiliates received from the SEC. However, even with such exemptive relief, we are unable to participate in certain transactions originated by our Adviser or its affiliates. Affiliates of our Adviser, whose primary business includes the origination of investments, engage in investment advisory businesses with accounts that compete with us. Affiliates of our Adviser have no obligation to make their originated investment opportunities available to us.

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

We, the Adviser, and other affiliates have received exemptive relief that permits greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. We cannot assure you, however, that we will continue to develop opportunities that comply with such limitations.

In situations where co-investment with our affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance or the terms and conditions of exemptive relief granted to our Adviser and its affiliates by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an affiliates’ other client holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. As a result, if we were to seek and receive the relevant approval, and we complied with the applicable disclosure requirements, we would be able to incur additional leverage, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expenses may increase if we incur additional leverage.

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

As a BDC, we generally are prohibited from issuing or selling the Shares at a price below net asset value per Share, which may be a disadvantage as compared with certain public companies. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock, or senior securities convertible into or exchangeable for our Common Stock, then the percentage ownership of our stockholders at that time will decrease, and you will experience dilution. We may sell the Shares, or warrants, options, or rights to acquire such Shares at a price below the then current net asset value of such Shares if (1) our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders, including a majority of those stockholders who are not affiliated with us, approve such sale.

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

Holders

As of March 18, 2019, we had two stockholders of record.

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

The distributions declared during the year ended December 31, 2018, were derived from $0.52 of net investment income and $0.01 capital gains. The distributions declared during the year ended December 31, 2017, were derived from $0.43 of net investment income, $0.03 capital gains, and $0.01 return of capital.

The fund will notify shareholders of amounts for use in preparing 2018 income tax forms in January 2019. The following information is provided pursuant to provisions of the Code. The Company designates $449,694 as capital gain dividends paid during the fiscal year ended December 31, 2018.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2018:

Date of Sale	Shares Sold	Aggregate Offering Price
March 29, 2018	1,557,632	$15 million
June 14, 2018	1,578,947	15 million
September 27, 2018	1,037,344	10 million
December 28, 2018	2,107,482	20 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2017:

Date of Sale	Shares Sold	Aggregate Offering Price
November 22, 2017	2,055,498	$20 million
December 28, 2017	2,100,840	20 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2016:

Date of Sale	Shares Sold	Aggregate Offering Price
June 29, 2016	1,977,107	$19 million
September 29, 2016	1,952,724	19 million
December 16, 2016	3,151,261	30 million

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2018, 2017 and 2016 were derived from our accompanying audited financial statements and notes to the financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying financial statements, notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Statement of Operations Data:
Income
Total investment income	$15,565,122	$10,458,491	$6,680,610
Expenses
Net expense	3,007,021	2,432,209	1,968,202
Net investment income (loss)	12,558,101	8,026,282	4,712,408
Net realized gain (loss) on investments	449,694	696,970	147,586
Net change in unrealized (depreciation) appreciation on investments	(1,778,021)	(981,966)	1,015,280
Net increase (decrease) in net assets resulting from operations	$11,229,774	$7,741,286	$5,875,274

Per Share Data:
Net investment income (loss) per common share - basic and diluted (a)	$0.52	$0.44	$0.38
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted (a)	0.46	0.43	0.47
Distributions declared per common share	0.35	0.35	0.35

Statement of Assets and Liabilities Data:
Total assets	$282,945,853	$214,489,673	$174,746,775
Total liabilities	15,522,618	5,294,097	4,377,114
Net assets	267,423,235	209,195,576	170,369,661
Net asset value per common share	9.46	9.51	9.55
Common shares outstanding	28,269,649	21,988,238	17,831,894
Weighted common shares outstanding - basic and diluted	24,340,035	18,080,178	12,394,838

Other Data:
Number of portfolio investments	144	102	83
Average investment amount (b)	$1,849,169	$1,805,643	$1,718,634
Percentage of new investments at floating rates (b)	100.00%	100.00%	100.00%

(a)	Per share data is based on weighted average common stock outstanding for both basic and diluted.
(b)	Based on cost of investments.

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

Although we have no present intention of doing so, we may decide to incur leverage. If we do incur leverage, however, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, provides that a BDC's required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. In addition, as a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their shares of common stock over the next year following the calendar quarter in which the approval was obtained. In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, all of which were syndicated loans as of December 31, 2018, was approximately $264,662,881 and held in 135 portfolio companies as of December 31, 2018. The fair value of our investments, all of which were syndicated loans as of December 31, 2017, was approximately $184,336,177 and held in 96 portfolio companies as of December 31, 2017.

During the year ended December 31, 2018, we purchased $166,050,572 in investments, and we had $83,013,696 in debt repayments by existing portfolio companies, and $1,520,433 in sales of securities of portfolio companies. During the year ended December 31, 2017, we purchased $131,131,217 in investments, and we had $87,502,962 in debt repayments by existing portfolio companies, and $3,022,500 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2018, we had a change in unrealized depreciation of approximately $1,778,021 and realized gains of $449,694, and for the year ended December 31, 2017, we had a change in unrealized depreciation of approximately $981,966 and realized gains of $696,970.

Our investment activity for the years ended December 31, 2018 and 2017, is presented at fair value below:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Beginning investment portfolio, at fair value	$184,336,177	$143,789,221
Investments in new portfolio investments	146,482,757	118,525,874
Investments in existing portfolio investments	19,567,815	12,605,343
Principal repayments	(83,013,696)	(87,502,962)
Proceeds from investments sold	(1,520,433)	(3,022,500)
Change in premiums, discounts and amortization	138,588	226,197
Net change in unrealized depreciation on investments	(1,778,021)	(981,966)
Realized gain on investments	449,694	696,970
Ending portfolio investment activity, at fair value	$264,662,881	$184,336,177
Number of portfolio investments	144	102
Average investment amount, at cost	$1,849,169	$1,805,643
Percentage of investments at floating rates	100.00%	100.00%

As of December 31, 2018 and 2017, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2018 through March 18, 2019, we have invested $23,009,299 at cost in 23 different portfolio companies.

On December 21, 2018, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 2,114,165 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for an aggregate offering price of $20 million. The sale closed on January 11, 2019.

The sale of Common Stock was made pursuant to a subscription agreement entered into by the Company and the investor. Under the terms of the subscription agreement, the investor is required to fund drawdowns to purchase shares of Common Stock up to the amount of its capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The issuance of the Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale.

RESULTS OF OPERATIONS

Comparisons of the Fiscal Year Ended December 31, 2018, to the Fiscal Year Ended December 31, 2017

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the years ended December 31, 2018 and 2017, is presented in the table below:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Total interest income from non-controlled/non- affiliated investments	$15,332,000	$10,230,173
Total other interest income	141,063	110,905
Total other income	92,059	117,413
Total investment income	$15,565,122	$10,458,491

Total investment income for the year ended December 31, 2018 increased to $15,565,122 from $10,458,491 for the year ended December 31, 2017, and was driven by our interest income from our increasing investment balance. As of December 31, 2018 and 2017, the size of our portfolio was $266,280,299 and $184,175,573 at amortized cost, respectively, with total principal amount outstanding of $267,318,344 and $185,203,575, respectively.

Expenses

Total expenses net of waivers for the years ended December 31, 2018 and 2017, were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Base management fee(a)	$2,446,249	$1,798,651
Incentive fee(a)	1,938,059	1,109,367
Administrative fee(a)	265,000	265,000
Directors' fees	195,000	195,000
Professional fees	421,966	458,855
Other expenses	174,252	197,066
Total expenses	5,440,526	4,023,939
Base management fee waivers(a)	(856,187)	(629,527)
Incentive fee waivers(a)	(1,577,318)	(962,203)
Total expenses, net of waivers	$3,007,021	$2,432,209

(a)	Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the year ended December 31, 2018 in comparison to the year ended December 31, 2017 was driven by our increasing invested balance. For the year ended December 31, 2018 and 2017, we accrued gross base management fees before waivers of $2,446,249 and $1,798,651, respectively. Offsetting those fees, we recognized base management fee waivers of $856,187 and $629,527, respectively. For the years ended December 31, 2018 and 2017, we accrued incentive fees related to net investment income before waivers of $1,938,059 and $1,072,081, respectively. Offsetting those fees during the periods were incentive fee waivers of $1,577,318 and $949,774, respectively. For the year ended December 31, 2018, we did not accrue incentive fees related to capital gains. For the year ended December 31, 2017, we accrued incentive fees related to capital gains before waivers of $37,286. Offsetting those fees during the period was incentive fee waivers of $12,429. Additionally, we accrued $265,000 of administrative fees for the years ended December 31, 2018 and 2017. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the years ended December 31, 2018 and 2017, we incurred professional fees of $421,966 and $458,855, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fess was driven by a decrease in legal expenses during the year ended December 31, 2018. We also incurred expenses related to fees paid to our independent directors of $195,000 for the years ended December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, we incurred other expenses of $174,252 and $197,066, respectively.

Realized and Unrealized Gains and Losses

We recognized $449,694 in net realized gains for the year ended December 31, 2018. We recognized $696,970 in net realized gains for the year ended December 31, 2017.

Net change in unrealized depreciation on investments for the years ended December 31, 2018, and 2017, is presented in the table below, was as follows:

Type	Year Ended December 31, 2018	Year Ended December 31, 2017
First Lien Debt	$(1,694,993)	$(898,848)
Second Lien Debt	(83,028)	(83,118)
Net change in unrealized depreciation on investments	$(1,778,021)	$(981,966)

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2018 and 2017, we had cash of and $17,715,145 and $29,721,559, respectively.

Operating Activities

Net cash used in the operating activities for the year ended December 31, 2018 was $59,004,299. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in the operating activities for the year ended December 31, 2017 was $31,929,138. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in the operating activities for the year ended December 31, 2016 was $75,445,194. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of December 31, 2018 and 2017, we had eleven and ten investments with unfunded commitments of and $2,225,517 and $3,715,461, respectively. We believe that, as of December 31, 2018 and 2017, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the year ended December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Beginning investment portfolio	$184,336,177	$143,789,221
Investments in new portfolio investments	146,482,757	118,525,874
Investments in existing portfolio investments	19,567,815	12,605,343
Principal repayments	(83,013,696)	(87,502,962)
Proceeds from sales of investments	(1,520,433)	(3,022,500)
Net change in unrealized depreciation on investments	(1,778,021)	226,197
Net realized gain on investments	449,694	(981,966)
Net change in premiums, discounts and amortization	138,588	696,970
Investment Portfolio, at Fair Value	$264,662,881	$184,336,177

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2018 was $46,997,885 from issuances of 6,281,406 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $13,002,172 or $0.53 per share. Net cash provided by our financing activities for the year ended December 31, 2017 was $31,084,629 from issuances of 4,156,344 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $8,915,421 or $0.46 per share. Net cash provided by our financing activities for the year ended December 31, 2016 was $62,855,886 from issuances of 7,081,091 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $5,144,114 or $0.35 per share.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to us. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of December 31, 2017, $20,000,000 of total capital commitments remained unfunded by our investors.

The number of Shares issued and outstanding as of December 31, 2018, 2017, and 2016 were 28,269,649, 21,988,238, and 17,831,894, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2018 and 2017:

	Common stock shares in issue
	Year Ended December 31, 2018	Year Ended December 31, 2017

Shares in issue, beginning of period	21,988,238	17,831,894
Common stock issued ($60,000,000 and $40,000,000, respectively )	6,281,405	4,156,339
Issuance of common shares in connection with dividend reinvestment plan ($57 and $50, respectively)	6	5
Shares in issue, end of period	28,269,649	21,988,238

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Unfunded commitments(1)	$2,225,517	2,225,517	—	—	$—
Total contractual obligations	$2,225,517	2,225,517	—	—	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2018. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2018.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2018, we made two distributions totaling $13,002,172, or $0.52 per Share. During the year ended December 31, 2017, we made two distributions totaling $8,915,421, or $0.47 per Share. During the year ended December 31, 2016, we made two distributions totaling $5,144,149, or $0.35 per Share. The following tables provide the details of each distribution for the year ended December 31, 2018 and 2017.

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended 2018	May 30, 2018	May 31, 2018	June 5, 2018	$0.250
	December 10, 2018	December 11, 2018	December 14, 2018	$0.272

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended 2017	May 30, 2017	May 31, 2017	June 7, 2017	$0.210
	December 7, 2017	December 11, 2017	December 14, 2017	$0.260

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

Related Party Fees

For the year ended December 31, 2018, the Company recorded base management fees of $2,446,249 and waivers to the base management fees of $856,187, as set forth within the accompanying statements of operations. For the year ended December 31, 2017, the Company recorded base management fees of $1,798,651 and waivers to the base management fees of $629,527, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded base management fees of $1,247,634 and waivers to the base management fees of $436,672, as set forth within the accompanying statements of operations.

For the year ended December 31, 2018, the Company recorded incentive fees of $1,938,059 and waivers to the incentive fees of $1,577,318, as set forth within the accompanying statements of operations. For the year ended December 31, 2017, the Company recorded incentive fees of $1,109,367 and waivers to the incentive fees of $962,203, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded incentive fees of $505,174 and waivers to the incentive fees of $439,350, as set forth within the accompanying statements of operations.

For the years ended December 31, 2018 and 2017, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded administrative fees of $265,000 and waivers to the administrative fees of $88,750, as set forth within the accompanying statements of operations.

Fees due to related parties as of December 31, 2018 and 2017 on our accompanying statements of assets and liabilities were as follows:

	December 31, 2018	December 31, 2017
Net base management fee due to Adviser	$424,873	$309,784
Net incentive fee due to Adviser	111,041	68,237
Other expenses due to Adviser (a)	-	153,034
Total fees due to Adviser, net of waivers	535,914	531,055
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$602,164	$597,305

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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2018, 2017, and 2016.

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

COMMITMENTS AND CONTINGENCIES

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2018, we had ten investments with unfunded commitments of $2,225,517. As of December 31, 2017, we had ten investments with unfunded commitments of $3,715,461. We believe that, as of December 31, 2018 and 2017, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2018, all of our investments included variable rates or variable rates with a floor.

Assuming that the accompanying statement of assets and liabilities as of December 31, 2018 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(4,439,755)
Down 200 basis points	(4,223,954)
Down 100 basis points	(2,673,183)
Up 100 basis points	2,673,183
Up 200 basis points	5,346,367
Up 300 basis points	8,019,550

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Audax Credit BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2015.

New York, NY

March 18, 2019

Audax Credit BDC Inc.

Statements of Assets and Liabilities

December 31, 2018 and December 31, 2017

(Expressed in U.S. Dollars)

	December 31, 2018	December 31, 2017

Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $266,280,299 and $184,175,573, respectively)	$264,662,881	$184,336,177
Cash and cash equivalents	17,715,145	29,721,559
Interest receivable	558,114	429,426
Receivable from bank loan repayment	9,713	-
Other assets	-	2,511

Total assets	$282,945,853	$214,489,673

Liabilities
Accrued expenses and other liabilities	$517,621	$238,821
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	535,914	531,055
Payable for investments purchased	14,402,833	4,457,971

Total liabilities	$15,522,618	$5,294,097
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 28,269,649 and 21,988,238 shares issued and outstanding, respectively	$28,270	$21,989
Capital in excess of par value	269,246,005	209,266,921
Total distributable earnings(c)	(1,851,040)	(93,334)
Total Net Assets	$267,423,235	$209,195,576

Net Asset Value per Share of Common Stock at End of Period	$9.46	$9.51

Shares Outstanding	28,269,649	21,988,238

(a)	Refer to Note 4-Related Party Transactions for additional information.

(b)	Refer to Note 8-Commitments and Contingencies for additional information.

(c)	As of December 31, 2017, components of total distributable earnings were comprised of accumulated net appreciation on investments of $160,604 and accumulated distributions in excess of net investment income of $253,938.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

For Years Ended December 31, 2018, 2017, and 2016

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Investment Income
Interest income
Non-Control/Non-Affiliate	$15,332,000	$10,230,173	$6,581,287
Other	141,063	110,905	49,176
Total interest income	15,473,063	10,341,078	6,630,463
Other income
Non-Control/Non-Affiliate	92,059	117,413	50,147
Total income	15,565,122	10,458,491	6,680,610

Expenses
Base management fee(a)	$2,446,249	$1,798,651	$1,247,634
Incentive fee(a)	1,938,059	1,109,367	505,174
Administrative fee(a)	265,000	265,000	265,000
Directors' fees	195,000	195,000	180,000
Professional fees	421,966	458,855	625,951
Other expenses	174,252	197,066	109,215

Expenses before waivers from investment adviser and administrator	5,440,526	4,023,939	2,932,974
Base management fee waivers(a)	(856,187)	(629,527)	(436,672)
Incentive fee waivers(a)	(1,577,318)	(962,203)	(439,350)
Administrative fee waivers(a)	-	-	(88,750)
Total expenses, net of waivers	3,007,021	2,432,209	1,968,202
Net Investment Income	12,558,101	8,026,282	4,712,408

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	449,694	696,970	147,586
Net change in unrealized (depreciation) appreciation on investments	(1,778,021)	(981,966)	1,015,280

Net realized and unrealized (loss) gain on investments	(1,328,327)	(284,996)	1,162,866

Net Increase in Net Assets Resulting from Operations	$11,229,774	$7,741,286	$5,875,274

Basic and Diluted per Share of Common Stock:
Net investment income	$0.52	$0.44	$0.38
Net increase in net assets resulting from operations	$0.46	$0.43	$0.47

Weighted average shares of common stock outstanding basic diluted	24,340,035	18,080,178	12,394,838

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

For the Years Ended December 31, 2018, 2017, and 2016

(Expressed in U.S. Dollars)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Operations
Net investment income	$12,558,101	$8,026,282	$4,712,408
Net realized gain on investments	449,694	696,970	147,586
Net change in unrealized depreciation on investments	(1,778,021)	(981,966)	1,015,280
Net increase in net assets resulting from operations	11,229,774	7,741,286	5,875,274

Distributions:
Distributions to common stockholders(a)	(12,987,835)	(8,723,252)	(4,902,328)
Return of capital to common stockholders	(14,337)	(192,169)	(241,821)
Total distributions	(13,002,172)	(8,915,421)	(5,144,149)

Capital Share Transactions:
Issuance of common stock	60,000,000	40,000,000	68,000,000
Reinvestment of common stock	57	50	35
Net increase in net assets from capital share transactions	60,000,057	40,000,050	68,000,035

Net Increase in Net Assets	58,227,659	38,825,915	68,731,160

Net Assets, Beginning of Period	209,195,576	170,369,661	101,638,501

Net Assets, End of Period	$267,423,235	$209,195,576	$170,369,661

(a)	For the year ended December 31, 2017, the components of distributions to common stockholders were comprised of distributions from net investment income of $8,026,282 and distributions from realized gains of $696,970. For the year ended December 31, 2016, the components of distributions to common stockholders were comprised of distributions from net investment income of $4,876,804 and distributions from realized gains of $25,524.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

For Years Ended December 31, 2018, 2017, and 2016

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,229,774	$7,741,286	$5,875,274
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(449,694)	(696,970)	(147,586)
Net change in unrealized depreciation (appreciation) on investments	1,778,021	981,966	(1,015,280)
Accretion of original issue discount interest	(138,588)	(226,197)	(197,589)
Amortization of deferred offering costs	-	-	72,679
Increase in interest receivable	(128,688)	(45,655)	(127,486)
(Increase) decrease in receivable from bank loan repayment	(9,713)	6,773	(4,273)
Decrease (increase) in other assets	2,511	(1,569)	408
Increase (decrease) in accrued expenses and other liabilities	278,800	39,646	(57,534)
Increase (decrease) in fee due to administrator(a)	-	44,375	(167,802)
Increase in fees due to investment advisor(a)	4,859	90,430	328,494
Increase in payable for investments purchased	9,944,862	742,532	1,046,115
Investment activity:
Investments purchased	(166,050,572)	(131,131,217)	(107,567,640)
Proceeds from investments sold	1,520,433	3,022,500	986,294
Repayment of bank loans	83,013,696	87,502,962	25,530,732
Total investment activity	(81,516,443)	(40,605,755)	(81,050,614)

Net cash used in operating activities	(59,004,299)	(31,929,138)	(75,445,194)

Cash flows from financing activities:
Issuance of shares of common stock	60,000,000	40,000,000	68,000,000
Distributions paid to common stockholders	(13,002,115)	(8,915,371)	(5,144,114)

Net cash provided by financing activities	46,997,885	31,084,629	62,855,886

Net decrease in cash and cash equivalents	(12,006,414)	(844,509)	(12,589,308)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	29,721,559	30,566,068	43,155,376

Cash and cash equivalents, end of period	$17,715,145	$29,721,559	$30,566,068

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$57	$50	$35

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2018

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (99.0%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 7.05% (Libor + 4.25%), maturity 7/9/25(i)	$3,990,000	$3,952,085	$4,019,924
Young, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 11/7/24(i)	3,902,369	3,890,558	3,921,880
Beaver-Visitec, Senior Secured Term B Loan, 6.80% (Libor + 4.00%), maturity 8/21/23(i)	3,914,044	3,914,043	3,914,043
Specialty Care, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 9/1/23	3,377,066	3,381,533	3,351,737
Zest Dental, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 3/14/25	3,367,138	3,394,604	3,333,466
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 8/18/23	2,936,340	2,913,237	2,884,954
MedRisk, Senior Secured Initial Term Loan (First Lien), 5.55% (Libor + 2.75%), maturity 12/27/24	2,475,000	2,481,109	2,462,624
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 9/23/24	2,465,213	2,443,320	2,452,887
Upstream Rehabilitation, Senior Secured Initial Term Loan, 7.05% (Libor + 4.25%), maturity 1/3/24	2,411,880	2,409,690	2,405,850
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 8/1/24	2,363,660	2,350,839	2,363,660
Avalign Technologies, Senior Secured Term Loan B, 7.30% (Libor + 4.50%), maturity 12/19/25(i)	2,000,000	1,980,000	1,980,000
CareCentrix, Senior Secured Initial Term Loan, 7.30% (Libor + 4.50%), maturity 4/3/25	1,962,500	1,953,489	1,957,594
Premise Health, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 7/10/25(i)	1,848,316	1,858,011	1,859,868
Veritext, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 8/1/25(i)	1,459,924	1,460,860	1,463,574
MedRisk, Senior Secured Initial Loan (Second Lien), 9.55% (Libor + 6.75%), maturity 12/29/25	1,100,000	1,089,000	1,091,750
Packaging Coordinators, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 6/30/23(i)	994,898	1,002,071	992,411
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 8.30% (Libor + 5.50%), maturity 5/9/25	997,500	983,581	990,019
Veritext, Senior Secured Initial Term Loan (Second Lien), 9.80% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,138	990,000
Alcami, Senior Secured Initial Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 7/14/25	997,500	992,739	982,538
U.S. Renal Care, Senior Secured Initial Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 12/30/22(i)	993,613	989,751	980,199
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 5/10/23	931,577	937,752	919,932
Dermatologists of Central States, Senior Secured Term Loan, 9.30% (Libor + 6.50%), maturity 4/20/22	895,940	887,937	891,460
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 11.05% (Libor + 8.25%), maturity 9/1/24	850,000	842,238	843,625
RMP & MedA/Rx, Senior Secured Term Loan, 7.55% (Libor + 4.75%), maturity 3/2/22	467,243	465,637	466,075

High Tech Industries
Navicure, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 11/1/24	3,466,241	3,455,194	3,457,575
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 8/16/24(i)	3,456,338	3,427,046	3,452,017
Masergy, Senior Secured Initial Loan (Second Lien), 10.30% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,418,552	3,402,857
Sparta, Senior Secured New Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 8/21/24	3,456,250	3,458,349	3,387,125
Barracuda, Senior Secured Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 2/12/25(i)	2,985,000	3,003,618	2,950,673
Infogroup, Senior Secured Term Loan (First Lien), 7.80% (Libor + 5.00%), maturity 4/3/23	2,949,962	2,918,814	2,935,213
McAfee, Senior Secured Term B USD Loan, 6.55% (Libor + 3.75%), maturity 9/30/24(i)	2,893,438	2,906,309	2,881,864
HelpSystems, Senior Secured Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 3/28/25	2,487,500	2,485,229	2,468,844
Intermedia , Senior Secured New Term Loan (First Lien), 8.80% (Libor + 6.00%), maturity 7/21/25	2,000,000	1,980,887	1,995,000
Flexera Software, Senior Secured Initial Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 2/26/25(i)	1,985,000	1,990,262	1,962,173
Bomgar, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 4/18/25	1,741,250	1,753,357	1,732,544
GlobalLogic, Senior Secured Initial Term Loan, 6.05% (Libor + 3.25%), maturity 8/1/25(i)	1,745,625	1,735,985	1,725,987
Idera, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 6/28/24	1,665,545	1,667,150	1,665,545
SciQuest, Senior Secured Term Loan, 6.80% (Libor + 4.00%), maturity 12/28/24	1,488,750	1,482,127	1,488,750
ECi Software Solutions, Senior Secured Initial Term Loan, 7.05% (Libor + 4.25%), maturity 9/27/24(i)	1,486,237	1,474,659	1,482,522
Compusearch Software Systems, Senior Secured Initial Term Loan, 7.05% (Libor + 4.25%), maturity 5/7/21	1,474,211	1,473,229	1,466,840
Navex Global, Senior Secured Initial Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 9/5/25(i)	1,496,250	1,479,928	1,455,103
Corsair, Senior Secured Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 8/28/24	992,683	988,177	982,756
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 13.05% (Libor + 10.25%), maturity 1/20/22	1,000,000	993,585	975,000
LANDesk, Senior Secured Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 1/20/24(i)	988,129	977,504	958,979
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 12/2/22	798,373	793,856	794,381
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 12/15/23	490,000	488,150	486,325
MultiPlan, Senior Secured Initial Term Loan, 5.55% (Libor + 2.75%), maturity 6/7/23(i)	500,000	483,750	485,650
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 6.55% (Libor + 3.75%), maturity 2/9/23(i)	443,365	442,430	437,823

Services: Business
CoAdvantage, Senior Secured Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 10/1/23(i)	3,955,050	3,955,050	3,915,500
RevSpring, Senior Secured Initial Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 10/11/25(i)	3,500,000	3,496,396	3,491,250
Fleetwash, Senior Secured Initial Term Loan, 7.55% (Libor + 4.75%), maturity 10/1/24	2,992,500	2,963,427	2,977,538
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 6/19/24	2,923,903	2,923,903	2,891,009
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 7.80% (Libor + 5.00%), maturity 10/30/23	2,940,000	2,940,000	2,499,000
HireRight, Senior Secured Initial Term Loan (Second Lien), 10.05% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,476,095	2,481,250
Kellermeyer Bergensons Services, Senior Secured 2018 Replacement Term Loan (First Lien), 7.55% (Libor + 4.75%), maturity 10/29/21(i)	2,318,897	2,309,135	2,313,099
First Advantage, Senior Secured Term Loan (First Lien), 8.05% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,991,806	1,985,000
Newport Group, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 9/12/25	1,995,000	1,985,318	1,980,038
Vistage, Senior Secured Term B Loan (First Lien), 6.80% (Libor + 4.00%), maturity 2/10/25	1,985,000	1,980,809	1,980,038
Allied Universal, Senior Secured Incremental Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 7/28/22	2,000,000	2,000,000	1,977,500
DBi Services, Senior Secured Term B Loan, 8.05% (Libor + 5.25%), maturity 8/1/21	1,977,444	1,963,482	1,720,376
OSG Billing Services, Senior Secured Term B Loan (First Lien), 7.05% (Libor + 4.25%), maturity 3/27/24	1,489,391	1,483,770	1,478,221
Livingston, Senior Secured Refinancing Term B-3 Loan (First Lien), 8.55% (Libor + 5.75%), maturity 3/20/20 (j)	1,485,000	1,486,788	1,468,294
Eliassen Group, Senior Secured Term Loan B, 7.30% (Libor + 4.50%), maturity 11/5/24	1,000,000	995,057	992,500
Service Logic, Senior Secured Initial Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 7/31/23(i)	990,005	986,031	990,005
Equian, Senior Secured 2018 Incremental Term Loan, 6.05% (Libor + 3.25%), maturity 5/20/24(i)	993,709	997,137	976,816
Livingston, Senior Secured Initial Term Loan (Second Lien), 11.05% (Libor + 8.25%), maturity 4/17/20 (i)(j)	616,000	597,520	597,520
DBi Services, Senior Secured Super Priority Term Loan, 15.00% (Libor + 15.00%), maturity 2/1/20(i)	144,000	144,000	144,000

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 12/15/25(i)	3,500,000	3,430,000	3,482,500
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 5/30/24(i)	2,962,575	2,962,667	2,969,981

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2018

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Chemicals, Plastics & Rubber (continued):
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 7.55% (Libor + 4.75%), maturity 10/4/21	$2,864,310	$2,856,324	$2,828,506
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 1/31/25	2,709,525	2,720,231	2,662,108
Boyd Corp, Senior Secured Initial Loan (Second Lien), 9.55% (Libor + 6.75%), maturity 9/6/26(i)	2,000,000	2,002,455	2,000,000
Unifrax, Senior Secured USD Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 12/12/25(i)	2,000,000	1,990,000	1,992,500
Borchers, Senior Secured Term Loan, 7.30% (Libor + 4.50%), maturity 11/1/24	1,969,937	1,964,072	1,960,088
Zep, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 8/12/24	1,976,237	1,973,888	1,946,594
DuBois, Senior Secured Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 3/15/24(i)	1,488,898	1,490,117	1,492,620
DuBois, Senior Secured Term Loan (Second Lien), 10.80% (Libor + 8.00%), maturity 3/15/25	1,500,000	1,485,490	1,483,125
Houghton International, Senior Secured Term Loan (Second Lien), 11.30% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	995,000
Invictus, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 3.00%), maturity 3/28/25(i)	997,487	1,004,912	983,549
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 3/31/25	992,500	987,925	980,094
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 10/28/24(i)	997,481	977,531	977,531
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 9/6/25(i)	997,500	980,044	962,588

Services: Consumer
A Place For Mom, Senior Secured Term Loan, 6.55% (Libor + 3.75%), maturity 8/10/24(i)	2,693,419	2,692,552	2,693,419
Smart Start, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 2/21/22(i)	2,442,485	2,442,485	2,436,379
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 12/18/25(i)	2,500,000	2,375,000	2,375,000
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 6/3/24	1,979,900	1,995,160	1,960,101
SMG, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 3.00%), maturity 1/23/25(i)	1,496,231	1,489,971	1,499,972
Weld North, Senior Secured Initial Term Loan, 7.05% (Libor + 4.25%), maturity 2/15/25	1,488,750	1,475,327	1,485,028
Valet Living, Senior Secured Initial Term Loan, 6.80% (Libor + 4.00%), maturity 9/28/25(i)	997,500	995,073	1,004,981
Mister Car Wash, Senior Secured Term Loan, 6.05% (Libor + 3.25%), maturity 8/20/21(i)	994,801	1,001,543	994,801
Spring Education, Senior Secured Initial Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 7/30/25	997,500	995,113	992,513
LegalShield, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 3.00%), maturity 5/1/25(i)	500,000	500,000	500,000

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 8.55% (Libor + 5.75%), maturity 10/31/22	2,910,854	2,838,756	2,881,746
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 10/16/24(i)	2,475,521	2,470,128	2,469,332
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 10.30% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 7.55% (Libor + 4.75%), maturity 7/10/22	1,892,041	1,876,407	1,882,581
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 9/6/24	1,485,000	1,481,748	1,477,575
Aperio, Senior Secured Loan, 7.80% (Libor + 5.00%), maturity 10/25/24(i)	1,000,000	995,000	995,000
Integrity Marketing Group, Senior Secured Term Loan, 7.05% (Libor + 4.25%), maturity 11/28/25(i)	421,260	418,774	419,154

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 10/12/24(i)	3,967,544	3,962,584	3,947,706
Transplace, Senior Secured Closing Date Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 10/7/24(i)	2,982,487	2,972,987	2,967,575
Capstone Logistics, Senior Secured Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 10/7/21	1,237,631	1,237,865	1,228,348
GlobalTranz, Senior Secured Term Loan (First Lien), 7.05% (Libor + 4.25%), maturity 6/29/25	997,500	996,510	990,019

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 3.00%), maturity 3/20/25	3,239,325	3,239,674	3,206,932
Ohio Transmission, Senior Secured Initial Term Loan, 7.05% (Libor + 4.25%), maturity 10/2/21	1,944,545	1,934,714	1,944,545
PetroChoice, Senior Secured Initial Term Loan (First Lien), 7.80% (Libor + 5.00%), maturity 8/19/22	1,935,184	1,906,108	1,915,833
ABB Optical, Senior Secured Initial Term Loan (First Lien), 7.80% (Libor + 5.00%), maturity 6/15/23	1,469,943	1,465,859	1,451,569

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 8.80% (Libor + 6.00%), maturity 12/8/23(i)	3,243,333	3,197,312	3,194,683
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 9/11/23	1,954,707	1,940,509	1,944,933
Augusta Sportswear Group, Senior Secured Initial Term Loan, 7.30% (Libor + 4.50%), maturity 10/26/23	1,812,658	1,798,262	1,790,000
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 12/16/24(i)	997,484	1,004,750	985,015

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 9/30/24(i)	2,468,750	2,468,750	2,414,900
Edward Don, Senior Secured Initial Term Loan, 7.05% (Libor + 4.25%), maturity 7/2/25	1,995,000	1,985,498	1,975,050
BAS, Senior Secured Repricing Term Loan, 6.55% (Libor + 3.75%), maturity 5/21/24(i)	1,488,680	1,489,497	1,494,262
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 12/2/24(i)	498,741	503,059	501,234
TriMark, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 8/28/24(i)	496,232	497,969	456,857
United Flexible, Senior Secured Term Loan, 7.55% (Libor + 4.75%), maturity 2/16/21	414,596	412,054	414,596

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 7.55% (Libor + 4.75%), maturity 6/23/21	1,949,495	1,938,816	1,949,495
PlayPower, Senior Secured Initial Term Loan (Second Lien), 11.55% (Libor + 8.75%), maturity 6/23/22	1,000,000	994,051	1,000,000
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 7/29/22(i)	1,496,145	1,480,497	1,501,755
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 5.80% (Libor + 3.00%), maturity 6/3/24	989,953	989,953	982,529
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 9/30/24	986,906	984,757	977,037

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 3/20/25	3,504,018	3,488,084	3,468,978
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 11.05% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,295	1,782,000
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 2/3/25(i)	997,500	970,069	970,069

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2018

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 6.55% (Libor + 3.75%), maturity 7/7/22(i)	$2,971,912	$2,987,349	$2,971,912
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 10.55% (Libor + 7.75%), maturity 4/30/26(i)	1,500,000	1,516,576	1,503,750
Tronair, Senior Secured Initial Term Loan (First Lien), 7.55% (Libor + 4.75%), maturity 9/8/23	1,471,187	1,463,261	1,434,407

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 7.80% (Libor + 5.00%), maturity 11/20/25(i)	2,000,000	1,980,206	1,980,000
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 6.55% (Libor + 3.75%), maturity 8/25/25	1,995,000	1,985,383	1,972,556
Lipari, Senior Secured Term Loan A, 7.30% (Libor + 4.50%), maturity 10/1/22(i)	1,957,180	1,949,755	1,957,180

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 11/20/23(i)	3,461,013	3,484,861	3,383,140
Pregis Corporation, Senior Secured Term Loan (First Lien), 6.30% (Libor + 3.50%), maturity 5/20/21(i)	1,732,054	1,738,637	1,712,135
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 7.05% (Libor + 4.25%), maturity 5/12/20	493,837	492,994	491,368

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 8.55% (Libor + 5.75%), maturity 12/20/22(i)	1,877,875	1,863,012	1,882,570
Northstar, Senior Secured Term Loan, 9.05% (Libor + 6.25%), maturity 6/7/22	1,534,360	1,534,360	1,515,180
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 7.55% (Libor + 4.75%), maturity 6/21/22(i)	1,473,750	1,463,068	1,429,537
Vestcom International, Senior Secured L/C Collaterilized, 6.80% (Libor + 4.00%), maturity 12/19/23	796,874	800,335	787,909

Hotel, Gaming & Leisure
On Location, Senior Secured Second Amendment Term Loan, 8.30% (Libor + 5.50%), maturity 9/29/21	1,949,969	1,931,313	1,920,719
Auto Europe, Senior Secured Initial Dollar Term Loan, 7.80% (Libor + 5.00%), maturity 10/21/23	1,286,538	1,275,932	1,283,322

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 11/21/23(i)	2,957,455	2,942,751	2,947,992

Retail
Grocery Outlet, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 10/22/25(i)	2,000,000	1,995,111	2,002,500
Albertson's, Senior Secured 2018 Term B-7 Loan, 5.80% (Libor + 3.00%), maturity 11/17/25(i)	500,000	496,293	491,250

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 6.55% (Libor + 3.75%), maturity 6/30/23(i)	2,332,933	2,328,833	2,344,598

Total Portfolio Investments(k)		$266,280,299	$264,662,881

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All loans are restricted, unless otherwise noted.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	The borrower for Livingston, Livingston International Inc., is located in Canada.
(k)	At December 31, 2018, the cost of investments for income tax purposes was $266,280,299 the gross unrealized depreciation for federal tax purposes was $2,140,935, the gross unrealized appreciation for federal income tax purposes was $523,517, and the net unrealized depreciation was $1,617,418.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2017

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS - (88.1%)(g)(h):

High Tech Industries
Masergy, Senior Secured Initial Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 12/16/24	$4,000,000	$3,986,617	$3,989,999
Sparta, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 8/21/24	3,491,250	3,493,682	3,473,793
Help/Systems, Senior Secured Refinancing Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/8/21	3,473,418	3,469,538	3,473,417
Syncsort, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/16/24(i)	3,491,250	3,457,390	3,429,425
Navicure, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 11/1/24(i)	3,000,000	2,985,311	3,011,250
Infogroup, Senior Secured Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 4/3/23	2,979,987	2,942,629	2,965,088
GlobalLogic, Senior Secured Closing Date Term Loan, 6.19% (Libor + 4.50%), maturity 6/20/22(i)	1,985,000	1,968,369	1,989,963
Idera, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 6/28/24	1,682,535	1,684,149	1,678,329
SciQuest, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 12/28/24(i)	1,500,000	1,492,500	1,492,500
Flexera Software, Senior Secured Term Loan (Second Lien), 8.69% (Libor + 7.00%), maturity 4/2/21	1,000,000	981,929	997,500
Intermedia, Senior Secured Initial Term Loan (First Lien), 7.19% (Libor + 5.50%), maturity 2/1/24(i)	995,000	995,000	997,488
ECi Software Solutions, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 9/27/24	997,500	987,787	990,019
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 5/7/21(i)	989,420	989,420	989,420
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 11.94% (Libor + 10.25%), maturity 1/20/22	1,000,000	991,916	977,500
McAfee, Senior Secured Closing Date USD Term Loan, 6.19% (Libor + 4.50%), maturity 9/30/24(i)	498,750	493,884	497,860
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 12/15/23	495,000	492,815	493,763
Endurance Int'l Group, Senior Secured Refinancing Loan, 5.69% (Libor + 4.00%), maturity 2/9/23(i)	473,057	471,912	476,775
LANDesk, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 1/20/24(i)	497,630	491,604	474,615

Healthcare & Pharmaceuticals
Beaver-Visitec, Senior Secured Closing Date Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/21/23(i)	3,953,731	3,953,731	3,933,962
Physicans Endoscopy, Senior Secured Initial Term Loan, 6.69% (Libor + 5.00%), maturity 8/18/23	2,965,975	2,939,822	2,936,315
Young, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 11/7/24(i)	2,750,000	2,732,984	2,750,000
Pathway, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/10/24	2,176,311	2,161,569	2,159,989
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 9/23/24	2,153,693	2,129,086	2,137,540
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 8/1/24(i)	2,000,000	1,990,432	2,012,500
Sarnova, Senior Secured Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 1/28/22(i)	1,965,000	1,950,833	1,965,000
Upstream Rehabilitation, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 12/15/21(i)	1,936,242	1,904,024	1,936,242
Radiology Partners, Senior Secured Term Loan, 7.44% (Libor + 5.75%), maturity 12/4/23(i)	1,824,433	1,804,541	1,806,189
Specialty Care, Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 9/1/23	1,500,000	1,507,781	1,488,750
Curo Health Services, Senior Secured Term B Loan (First Lien), 5.69% (Libor + 4.00%), maturity 2/7/22(i)	1,484,770	1,487,960	1,486,255
CareCentrix, Senior Secured Initial Term Loan, 6.69% (Libor + 5.00%), maturity 7/8/21(i)	1,471,187	1,456,513	1,485,899
NAPA, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 4/19/23	903,118	896,101	894,087
Dermatologists of Central States, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 4/20/22	862,583	853,203	856,113
RMP & MedA/Rx, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 3/2/22	490,625	488,507	485,719

Services: Business
CoAdvantage, Senior Secured Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/1/23	3,985,013	3,970,218	3,955,125
Sungard Public Sector, Senior Secured Term Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 1/31/25	3,500,000	3,519,114	3,482,500
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.19% (Libor + 3.50%), maturity 6/19/24(i)	2,953,587	2,953,587	2,968,860
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 10/30/23	2,970,000	2,970,000	2,895,750
Kellermeyer Bergensons Services, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 10/29/21(i)	2,342,823	2,329,977	2,336,966
ABILITY Network, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 12/13/24(i)	2,000,000	1,990,000	2,007,500
First Advantage, Senior Secured Term Loan (First Lien), 6.94% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,989,326	1,945,000
General Info Solutions, Senior Secured Initial Term Loan, 6.44% (Libor + 4.75%), maturity 1/26/23(i)	1,215,625	1,204,679	1,206,508
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 7/31/23	1,000,000	995,254	995,000
Intralinks, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 11/14/24	1,000,000	995,052	992,500
DBi Services, Senior Secured Term B Loan, 6.94% (Libor + 5.25%), maturity 8/1/21	989,985	981,912	987,510
ACA Compliance Group, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 1/30/21	497,500	493,116	493,769
Sungard Public Sector, Senior Secured Term Loan, 5.94% (Libor + 4.25%), maturity 2/1/24(i)	248,125	247,024	251,057

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.44% (Libor + 5.75%), maturity 10/31/22(i)	2,940,854	2,851,768	2,911,446
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 10/16/24(i)	2,291,667	2,285,541	2,303,125
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.19% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 7/10/22(i)	1,945,641	1,926,032	1,923,752
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 9/6/24	1,500,000	1,496,280	1,492,500
GENEX Services, Senior Secured Initial Term Loan (Second Lien), 9.44% (Libor + 7.75%), maturity 5/30/22(i)	1,271,000	1,216,818	1,266,234

Wholesale
SRP, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 9/8/23(i)	3,436,401	3,404,984	3,419,219
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 8/19/22(i)	1,955,000	1,919,234	1,967,219
Ohio Transmission, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 10/2/21(i)	1,969,545	1,956,406	1,964,622
Colony Hardware, Senior Secured Initial Term Loan, 7.69% (Libor + 6.00%), maturity 10/23/21	1,963,741	1,948,815	1,949,013
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.69% (Libor + 5.00%), maturity 6/15/23(i)	1,484,981	1,479,366	1,490,131

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2017

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Chemicals, Plastics & Rubber
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.19% (Libor + 3.50%), maturity 5/30/24(i)	$2,992,500	$2,992,608	$2,992,500
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 10/4/21	2,939,995	2,929,297	2,903,245
Borchers, Senior Secured Term Loan, 6.19% (Libor + 4.50%), maturity 11/1/24(i)	1,989,987	1,983,107	1,985,012
Zep, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 8/12/24	1,496,250	1,489,035	1,485,028
Houghton International, Senior Secured Term Loan (Second Lien), 10.19% (Libor + 8.50%), maturity 12/21/20(i)	1,000,000	1,000,000	1,005,000

Services: Consumer
Restaurant Technologies, Senior Secured Term Loan (Second Lien ), 10.44% (Libor + 8.75%), maturity 11/23/23(i)	3,140,309	3,163,677	3,163,861
A Place For Mom, Senior Secured Term Loan, 5.69% (Libor + 4.00%), maturity 8/10/24	2,219,438	2,215,736	2,213,889
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 2/21/22(i)	1,470,000	1,470,000	1,466,325
Smart Start, Senior Secured First Incremental Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 2/21/22(i)	998,484	995,988	997,236

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 7.69% (Libor + 6.00%), maturity 12/8/23(i)	2,916,667	2,864,167	2,872,917
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 9/11/23(i)	1,974,957	1,958,097	1,955,207
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 10/26/23	1,868,354	1,851,317	1,849,671

Consumer Goods: Durable
Pelican Products, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 4/10/20(i)	3,977,987	3,962,506	3,992,904
Strategic Partners, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 6/30/23(i)	1,980,038	1,974,869	1,994,888

Capital Equipment
MW Industries, Senior Secured Initial Term Loan (First Lien), 5.69% (Libor + 4.00%), maturity 9/30/24(i)	2,493,750	2,481,542	2,522,096
FCX, Senior Secured Eighth Amendment Acquisition Loan, 5.94% (Libor + 4.25%), maturity 8/4/20(i)	997,500	992,710	992,513
BAS, Senior Secured Initial Term Loan, 5.94% (Libor + 4.25%), maturity 5/21/24	1,000,000	995,111	992,500
FCX, Senior Secured Seventh Amendment Acquisition Loan, 6.19% (Libor + 4.50%), maturity 8/4/20(i)	987,500	987,500	982,563
United Flexible, Senior Secured Term Loan, 6.44% (Libor + 4.75%), maturity 2/16/21	477,858	473,970	476,663

Media: Advertising, Printing & Publishing
Ansira, Senior Secured Initial Term Loan, 8.19% (Libor + 6.50%), maturity 12/20/22	1,868,492	1,850,917	1,854,480
Northstar, Senior Secured Term Loan, 7.94% (Libor + 6.25%), maturity 6/7/22	1,620,083	1,620,083	1,607,932
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.44% (Libor + 4.75%), maturity 6/21/22(i)	1,488,750	1,475,137	1,462,697
Mspark, Senior Secured Term Loan, 7.19% (Libor + 5.50%), maturity 4/22/21	926,356	919,435	926,356

Hotel, Gaming & Leisure
TravelCLICK, Senior Secured Term-1 Loan (First Lien), 5.69% (Libor + 4.00%), maturity 5/6/21(i)	2,933,431	2,933,431	2,953,539
On Location, Senior Secured Second Amendment Incremental Term Loan, 7.19% (Libor + 5.50%), maturity 9/29/21(i)	1,490,625	1,471,992	1,471,992
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.69% (Libor + 5.00%), maturity 10/21/23(i)	1,407,692	1,395,010	1,404,173

Aerospace & Defense
StandardAero, Senior Secured Initial Term Loan, 5.44% (Libor + 3.75%), maturity 7/7/22(i)	1,994,898	2,009,478	2,013,191
MB Aerospace, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 12/15/22(i)	1,962,456	1,946,911	1,952,644
Tronair, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 9/8/23(i)	1,486,237	1,476,682	1,482,522

Beverage, Food & Tobacco
Lipari, Senior Secured Term Loan A, 6.19% (Libor + 4.50%), maturity 10/1/22	1,982,180	1,968,907	1,962,358
Kettle Cuisine, Senior Secured Term Loan, 6.69% (Libor + 5.00%), maturity 8/21/21(i)	1,958,093	1,958,093	1,958,093
Sovos Brands, Senior Secured Initial Term Loan, 6.19% (Libor + 4.50%), maturity 7/18/24	997,500	992,745	990,019

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured Initial Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/12/24	3,000,000	2,985,000	2,977,500
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 10/7/21	1,280,194	1,280,506	1,267,392

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 6.44% (Libor + 4.75%), maturity 6/23/21(i)	1,969,697	1,954,979	1,979,545
PlayPower, Senior Secured Initial Term Loan (Second Lien), 10.44% (Libor + 8.75%), maturity 6/23/22	1,000,000	992,705	997,500
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.44% (Libor + 3.75%), maturity 9/30/24	878,750	876,316	872,159

Media: Broadcasting & Subscription
Encompass, Senior Secured Tranche B Term Loan (Second Lien), 9.44% (Libor + 7.75%), maturity 6/6/22	1,500,000	1,480,811	1,485,000
Encompass, Senior Secured Tranche B Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 6/6/21	974,748	974,748	965,000

Forest Products & Paper
Hoffmaster Group, Senior Secured Initial Term Loan (First Lien), 6.19% (Libor + 4.50%), maturity 11/21/23(i)	1,980,000	1,962,639	1,998,977

Automotive
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.94% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,099	1,786,500

Utilities: Electric
CLEAResult, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 8/31/23(i)	1,390,987	1,378,314	1,390,987

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2017

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Media: Diversified & Production
Vubiquity, Senior Secured Initial Term Loan, 7.19% (Libor + 5.50%), maturity 8/12/21	$980,000	$973,568	$970,200

Containers, Packaging & Glass
Tapp Label Company, Senior Secured Term Loan, 7.19% (Libor + 5.50%), maturity 7/6/20	463,487	462,519	324,441
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 5.94% (Libor + 4.25%), maturity 5/12/20(i)	498,392	497,269	498,392

Total Portfolio Investments(j)		$184,175,573	$184,336,177

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All loans are restricted, unless otherwise noted.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(f)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	At December 31, 2017, the cost of investments for income tax purposes was $184,175,573 the gross unrealized appreciation for federal tax purposes was $745,404, the gross unrealized depreciation for federal income tax purposes was $584,800, and the net unrealized appreciation was $160,604.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Notes to Financial Statements
December 31, 2018

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

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements and related notes present the results of activity of the Company for the years ended December 31, 2018, 2017, and 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2018 and 2017. The cash was not subject to any restrictions on withdrawal.

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

Security transactions are recorded on the trade date (the date the order to buy or sell is executed or, in the case of privately issued securities, the closing date, which is when all terms of the transactions have been defined).

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

As of December 31, 2018, the Company held 130 investments in loans with OID. The Company accrued OID income of $138,588 for the year ended December 31, 2018. The unamortized balance of OID investments as of December 31, 2018, totaled $1,038,045. As of December 31, 2017, the Company held 89 investments in loans with OID. The Company accrued OID income of $226,197 for the year ended December 31, 2017. The unamortized balance of OID investments as of December 31, 2017, totaled $1,028,002.

As of December 31, 2018 and 2017, the Company held $17,715,145 and $29,721,559 cash and cash equivalents, respectively. For the years ended December 31, 2018, 2017, and 2016, the Company earned $141,063, $110,905, and $49,176, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

The Company accrued $92,059 of other income for the year ended December 31, 2018 related to amendment fees. The Company accrued $117,413 of other income for the year ended December 31, 2017 related to amendment fees. The Company accrued $50,147 of other income for the year ended December 31, 2016 related to amendment fees.

New Accounting Pronouncements

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

In August 2018, the SEC released its Final Rule on Disclosure Update and Simplification (the "Final Rule") which is intended to simplify an issuer's disclosure compliance efforts by removing redundant or outdated disclosure requirements. Effective with the current reporting period, the Company adopted the Final Rule with the most notable impacts being that the Company is no longer required to present the components of distributable earnings on the Statement of Assets and Liabilities or the sources of distributions to stockholders on the Statements of Changes in Net Assets.

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

As of December 31, 2018, $142,020,074 of the Company’s investments were valued using unobservable inputs, and $122,642,807 were valued using observable inputs. During the year ended December 31, 2018, $32,513,543 and $9,008,246 of investments transferred into and out of Level 3, respectively.

As of December 31, 2017, $80,094,421 of the Company’s investments were valued using unobservable inputs, and $104,241,756 were valued using observable inputs. During the year ended December 31, 2017, $7,609,209 and $29,431,539 of investments transferred into and out of Level 3, respectively.

The following table presents the Company’s investments carried at fair value as of December 31, 2018 and 2017, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$118,541,537	$124,975,467	$243,517,004
Second lien debt		4,101,270	17,044,607	21,145,877
Total	$-	$122,642,807	$142,020,074	$264,662,881

	Assets at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$98,806,661	$64,377,922	$163,184,583
Second lien debt		5,435,095	15,716,499	21,151,594
Total	$-	$104,241,756	$80,094,421	$184,336,177

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2018. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$120,756,091	Matrix Pricing	Senior Leverage	1.98x - 6.39x	4.67x
			Total Leverage	2.48x - 8.79x	5.97x
			Interest Coverage	1.21x - 4.33x	2.12x
			Debt Service Coverage	1.04x - 2.82x	1.73x
			TEV Coverage	1.31x - 4.84x	2.45x
			Liquidity	8.64% - 608.88%	142.62%
			Spread Comparison	275bps - 650bps	427bps

	4,219,376	Market Analysis	Senior Leverage	5.05x - 8.14x	6.88x
			Total Leverage	5.76x - 10.80x	8.74x
			Interest Coverage	0.95x - 2.17x	1.45x
			Debt Service Coverage	0.87x - 1.78x	1.24x
			TEV Coverage	1.11x - 2.04x	1.49x
			Liquidity	63.01% - 89.50%	78.70%
			Spread Comparison	500bps - 525bps	510bps

Second lien debt	17,044,607	Matrix Pricing	Senior Leverage	4.25x - 7.05x	6.05x
			Total Leverage	4.25x - 7.05x	6.05x
			Interest Coverage	1.42x - 3.48x	2.07x
			Debt Service Coverage	1.01x - 3.10x	1.75x
			TEV Coverage	1.28x - 2.17x	1.65x
			Liquidity	18.96% - 283.00%	136.11%
			Spread Comparison	675bps - 1025bps	783bps

Total	$142,020,074

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2018 and 2017 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Year Ended December 31, 2018	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2017	$64,377,922	$15,716,499	$80,094,421
Transfers into Level 3	31,508,543	1,005,000	32,513,543
Transfers out of Level 3	(9,008,246)	-	(9,008,246)
Total gains:
Net realized gain(a)	59,521	52,823	112,344
Net unrealized depreciation(b)	(1,111,659)	(18,146)	(1,129,805)
New investments, repayments and settlements:(c)
Purchases	65,728,583	6,885,500	72,614,083
Settlements/repayments	(25,778,099)	(6,606,429)	(32,384,528)
Net amortization of premiums, discounts and fees	92,989	9,360	102,349
Sales	(894,087)	-	(894,087)
Fair Value as of December 31, 2018	$124,975,467	$17,044,607	$142,020,074

(a)	Included in net realized gain on the accompanying Statement of Operations for the year ended December 31, 2018.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the year ended December 31, 2018.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Year Ended December 31, 2017	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2016	$83,470,626	$9,705,218	$93,175,844
Transfers into Level 3	4,639,209	2,970,000	7,609,209
Transfers out of Level 3	(27,175,071)	(2,256,468)	(29,431,539)
Total gains:
Net realized gain(a)	532,393	66,815	599,208
Net unrealized depreciation(b)	(732,556)	(88,663)	(821,219)
New investments, repayments and settlements:(c)
Purchases	46,584,612	8,333,000	54,917,612
Settlements/repayments	(43,049,570)	(3,030,000)	(46,079,570)
Net amortization of premiums, discounts and fees	108,279	16,597	124,876
Fair Value as of December 31, 2017	$64,377,922	$15,716,499	$80,094,421

(a)	Included in net realized gain on the accompanying Statement of Operations for the year ended December 31, 2017.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the year ended December 31, 2017.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at December 31, 2018 and 2017 $(1,294,378) and $(402,721), respectively.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the years ended December 31, 2018 and 2017, transfers from Level 2 to Level 3 were primarily due to increased or decreased price transparency.

Investment Activities

The Company held a total of 144 syndicated investments with an aggregate fair value of $264,662,881 as of December 31, 2018. During the year ended December 31, 2018, the Company invested in 89 new syndicated investments for a combined $146,482,757 and in existing investments for a combined $19,567,815. The Company also received $83,013,696 in repayments from investments and $1,520,433 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2018, the Company’s investment portfolio consisted of investments in 135 companies located in 34 states across 20 different industries, with an aggregate fair value of $264,662,881. The five largest investments at fair value as of December 31, 2018 totaled $19,719,053, or 7.45% of the Company’s total investment portfolio as of such date. As of December 31, 2018, the Company’s average investment by obligor was $1,927,447 at cost.

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

The following table outlines the Company’s investments by security type as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$245,071,304	92.04%	$243,517,004	92.01%	$163,043,887	88.53%	$163,184,583	88.53%
Second lien debt	21,208,995	7.96%	21,145,877	7.99%	21,131,686	11.47%	21,151,594	11.47%
Total Investments	$266,280,299	100.00%	$264,662,881	100.00%	$184,175,573	100.00%	$184,336,177	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$47,520,070	17.95%	$28,334,560	15.37%
High Tech Industries	45,031,546	17.01	32,398,704	17.58
Services: Business	36,858,954	13.93	24,518,045	13.30
Chemicals, Plastics & Rubber	27,716,784	10.47	10,370,785	5.63
Services: Consumer	15,942,194	6.02	7,841,311	4.25
Banking, Finance, Insurance & Real Estate	12,125,388	4.58	11,897,057	6.45
Transportation: Cargo	9,133,648	3.45	4,244,892	2.30
Wholesale	8,518,879	3.22	10,790,204	5.85
Consumer Goods: Non-durable	7,914,631	2.99	6,677,795	3.62
Capital Equipment	7,256,899	2.74	5,966,335	3.24
Construction & Building	6,410,816	2.42	3,849,204	2.09
Automotive	6,221,047	2.35	1,786,500	0.97
Aerospace & Defense	5,910,069	2.23	5,448,357	2.96
Beverage, Food & Tobacco	5,909,736	2.23	4,910,470	2.66
Media: Advertising, Printing & Publishing	5,615,196	2.12	5,851,465	3.17
Containers, Packaging & Glass	5,586,643	2.11	822,833	0.46
Hotel, Gaming & Leisure	3,204,041	1.21	5,829,704	3.16
Forest Products & Paper	2,947,992	1.12	1,998,977	1.08
Retail	2,493,750	0.95	-	-
Consumer Goods: Durable	2,344,598	0.90	5,987,792	3.25
Media: Broadcasting & Subscription	-	-	2,450,000	1.33
Utilities: Electric	-	-	1,390,987	0.75
Media: Diversified & Production	-	-	970,200	0.53
	$264,662,881	100.00%	$184,336,177	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$63,396,284	23.95%	$43,870,888	23.80%
Northeast	61,537,340	23.25	44,603,594	24.20
West	40,497,635	15.30	21,087,825	11.44
Southeast	36,204,672	13.68	28,690,823	15.56
Southwest	27,587,594	10.42	20,144,926	10.93
East	25,540,011	9.65	20,861,634	11.32
Northwest	4,639,772	1.75	2,213,889	1.20
South	3,193,759	1.21	2,862,598	1.55
Other (a)	2,065,814	0.79	-	-
Total Investments	$264,662,881	100.00%	$184,336,177	100.00%

(a)	The borrower for Livingston, Livingston International Inc., is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2018:

For the Fiscal Years Ending December 31:	Amount
2019	$5,996,539
2020	4,653,875
2021	22,296,555
2022	28,395,805
2023	45,302,493
Thereafter	160,673,077
Total contractual repayments	267,318,344
Adjustments to cost basis on debt investments(a)	(1,038,045)
Total Cost Basis of Investments Held at December 31, 2018:	$266,280,299

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

Management Fee

The base management fee is calculated at an annual rate of 1.0% of the Company’s average gross assets including cash and any temporary investments in cash-equivalents, including U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment, payable quarterly in arrears on a calendar quarter basis.

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

For the year ended December 31, 2018, the Company recorded base management fees $2,446,249 and waivers to the base management fees of $856,187, as set forth within the accompanying statements of operations. For the year ended December 31, 2017, the Company recorded base management fees $1,798,651 and waivers to the base management fees of $629,527, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded base management fees $1,274,634 and waivers to the base management fees of $436,672, as set forth within the accompanying statements of operations

Incentive Fee

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

For the year ended December 31, 2018, the Company recorded incentive fees related to net investment income of $1,938,059. Offsetting the incentive fees were waivers of the incentive fess related to net investment income of $1,577,318, as set forth within the accompanying statements of operations. For the year ended December 31, 2017, the Company recorded incentive fees related to net investment income of $1,072,081. Offsetting the incentive fees were waivers of the incentive fess related to net investment income of $949,774, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded incentive fees related to net investment income of $505,174. Offsetting the incentive fees were waivers of the incentive fess related to net investment income of $439,350, as set forth within the accompanying statements of operations.

For the year ended December 31, 2018, the Company did not record any incentive fees related to capital gains during the year ended December 31, 2018. For the year ended December 31, 2017, the Company recorded incentive fees related to capital gains of $37,286. Offsetting the incentive fees were waivers of the incentive fess related capital gains of $12,429, as set forth within the accompanying statements of operations. The company did not record any incentive fees related to capital gains during the year ended December 31, 2016.

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

For the years ended December 31, 2018 and 2017, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations. For the year ended December 31, 2016, the Company recorded administrative fees of $265,000 and waivers to the administrative fees of $88,750, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2018 and 2017 on the Company’s accompanying statements of assets and liabilities were as follows:

	December 31, 2018	December 31, 2017
Net base management fee due to Adviser	$424,873	$309,784
Net incentive fee due to Adviser	111,041	68,237
Other expenses due to Adviser (a)	-	153,034
Total fees due to Adviser, net of waivers	535,914	531,055
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$602,164	$597,305

(a)	Expenses paid on behalf of the Company by the Adviser

Other Agreements

The Company may invest alongside other clients of the Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of the Company’s exemptive relief.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016

Numerator for basic and diluted net increase in net assets resulting from operations per common share	$11,229,774	$7,741,286	$5,875,274
Denominator for basic and diluted weighted average common shares	24,340,035	18,080,178	12,394,838
Basic and diluted net increase in net assets resulting from operations per common share	$0.46	$0.43	$0.47

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

The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2018 of $13,002,172, or $0.52 per share. The tax character of the distributions declared and paid represented $12,537,786 from ordinary income, $450,049 capital gains, and $14,337 from tax return of capital. The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2017 of $8,915,421, or $0.47 per share. The tax character of the distributions declared and paid represented $8,199,556 from ordinary income, $505,988 capital gains, and $209,867 from tax return of capital.

Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2018 and 2017, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2018 and 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Capital in excess of par value	$(355)	$(73,683)
Accumulated net investment income	22,066	184,711
Accumulated net realized loss	(21,711)	(111,028)

At December 31, 2018 and 2017, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31, 2018	As of December 31, 2017
Other temporary book/tax differences	$(233,622)	$(274,252)
Net tax basis unrealized (depreciation) appreciation	(1,617,418)	1,142,570
Components of tax distributable (deficit) earnings at period end	$(1,851,040)	$868,318

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2018.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2018. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2015, 2016, and 2017 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2018, 2017, and 2016, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. As of December 31, 2018, $20,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of December 31, 2018 and 2017, were 21,988,238 and 21,988,238, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2018 and 2017:

	Common stock shares in issue
	Year Ended December 31, 2018	Year Ended December 31, 2017

Shares in issue, beginning of period	21,988,238	17,831,894
Common stock issued ($60,000,000 and $40,000,000, respectively )	6,281,405	4,156,339
Issuance of common shares in connection with dividend reinvestment plan ($57 and $50, respectively)	6	5
Shares in issue, end of period	28,269,649	21,988,238

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

The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2018 and December 31, 2017:

Investment	Industry	December 31, 2018	December 31, 2017

Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 3.00%), maturity 3/20/25	Wholesale	$736,196	$-
Mavis, Senior Secured Closing Date Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 3/20/25	Automotive	469,764	-
GlobalLogic, Senior Secured Initial Term Loan, 6.05% (Libor + 3.25%), maturity 8/1/25	High Tech Industries	250,000	-
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 12/2/22	High Tech Industries	194,963	-
Veritext, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 8/1/25	Healthcare & Pharmaceuticals	166,833	-
Premise Health, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 7/10/25	Healthcare & Pharmaceuticals	147,052	-
Dermatologists of Central States, Senior Secured Term Loan, 9.30% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	91,116	133,257
Ansira, Senior Secured Initial Term Loan, 8.55% (Libor + 5.75%), maturity 12/20/22	Media: Advertising, Printing & Publishing	85,171	113,346
Integrity Marketing Group, Senior Secured Term Loan, 7.05% (Libor + 4.25%), maturity 11/28/25	Banking, Finance, Insurance & Real Estate	78,740	-
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 9/23/24	Healthcare & Pharmaceuticals	5,682	340,909
Pathway, Senior Secured Term Loan (First Lien), 5.94% (Libor + 4.25%), maturity 10/10/24	Healthcare & Pharmaceuticals	-	818,454
Young, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 11/7/24	Healthcare & Pharmaceuticals	-	687,500
Manna Pro, Senior Secured Term Loan, 8.80% (Libor + 6.00%), maturity 12/8/23	Consumer Goods: Non-durable	-	583,333
SRP, Senior Secured Term Loan, 8.19% (Libor + 6.50%), maturity 9/8/23	Wholesale	-	535,714
Inst. Shareholder Services, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 10/16/24	Banking, Finance, Insurance & Real Estate	-	208,333
Radiology Partners, Senior Secured Term A Loan, 8.09% (Libor + 5.75%), maturity 12/4/23	Healthcare & Pharmaceuticals	-	175,567
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 3.75%), maturity 9/30/24	Construction & Building	-	119,048
		$2,225,517	$3,715,461

Unfunded commitments represent all amounts unfunded as of December 31, 2018 and 2017. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	For the period January 29, 2015 (date of inception) through December 31, 2015
Per Share Data:
Net asset value, beginning of period	$9.51	$9.55	$9.45	$-
Net investment income(a)	0.52	0.44	0.38	(0.20)
Net realized gain on investments and change in unrealized depreciation on investments(a)(b)	(0.04)	(0.02)	0.07	(0.31)
Net increase in net assets resulting from operations	$0.48	$0.42	$0.45	$(0.51)

Effect of equity capital activity
Equity contribution	-	-	-	10.00
Distributions to stockholders from net investment income	(0.52)	(0.42)	(0.33)	(0.02)
Distributions to stockholders from capital gains	(0.01)	(0.03)	(0.01)	-
Distributions to stockholders from return of capital(c)	-	(0.01)	(0.01)	(0.02)
Net asset value at end of period	$9.46	$9.51	$9.55	$9.45
Total return(d)(h)	4.94%	4.47%	4.80%	(5.10)
Shares of common stock outstanding at end of period	28,269,649	21,988,238	28,269,649	10,750,799

Statement of Assets and Liabilities Data:
Net assets at end of period	$267,423,235	$209,195,576	$170,369,661	$101,638,501
Average net assets(e)	241,057,371	180,098,537	123,605,111	26,319,657

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	2.26%	2.23%	2.37%	6.73
Ratio of net expenses to average net assets-annualized(g)	1.25%	1.35%	1.59%	6.36
Ratio of net investment income to average net assets-annualized	5.21%	4.46%	3.81%	(1.97)
Portfolio turnover(h)	0.66%	1.92%	0.96%	5.16

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	For the year ended December 31, 2018, the 0.00 is due to rounding.
(d)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(e)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(h)	Not annualized.

Note 10. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2018	Quarter Ended December 31, 2017	Quarter Ended December 31, 2017

Statement of Operations Data:
Income
Total investment income	$4,327,197	$2,876,209	$2,281,354
Expenses
Net expense	802,019	689,364	492,433
Net investment income	3,525,178	2,186,845	1,788,921
Net realized gain (loss) on investments	52,381	221,897	111,944
Net change in unrealized (depreciation) appreciation on investments	(900,688)	(171,680)	136,879
Net increase (decrease) in net assets resulting from operations	$2,676,871	$2,237,062	$2,037,744

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.13	$0.12	$0.12
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.10	0.12	0.13
Distributions declared per common share	0.27	0.26	0.34

Statement of Assets and Liabilities Data:
Total assets	$282,945,853	$214,489,673	$174,746,775
Total liabilities	15,522,618	5,294,097	4,377,114
Net assets	267,423,235	209,195,576	170,369,661
Net asset value per common share	9.46	9.51	9.55
Common shares outstanding	28,269,649	21,988,238	17,831,894
Weighted common shares outstanding - basic and diluted	26,253,795	18,816,932	15,228,676

Other Data:
Number of portfolio investments	144	102	83
Average investment amount (b)	$1,849,169	$1,805,643	$1,718,634
Percentage of new investments at floating rates (b)	100.00%	100.00%	100.00%

(a)	Per share data is based on weighted average common stock outstanding for both basic and diluted.
(b)	Based on cost of investments.

Note 11. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 12. Subsequent Events

Subsequent to December 31, 2018 through March 18, 2019, we have invested $23,009,299 at cost in 23 different portfolio companies.

On December 21, 2018, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 2,114,165 shares of the Company’s Common Stock, for an aggregate offering price of $20 million. The sale closed on January 11, 2019.

The sale of Common Stock was made pursuant to a subscription agreement entered into by the Company and the investor. Under the terms of the subscription agreement, the investor is required to fund drawdowns to purchase shares of Common Stock up to the amount of its capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The issuance of the Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “ Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

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

10.8

Subscription Agreement, dated as of December 7, 2017, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 16, 2018).

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

Audax Credit BDC Inc.

Date: March 18, 2019	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer

Date: March 18, 2019	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2019	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

Date: March 18, 2019	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: March 18, 2019	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 18, 2019	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 18, 2019	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 18, 2019	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director

