Form 10-Q
period 2019-03-31
Audax Credit BDC Inc.
filed 2019-05-15
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

None.

The registrant had 31,949,461 shares of common stock, par value $0.001 per share, outstanding as of May 15, 2019.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2019 and December 31, 2018

(Expressed in U.S. Dollars)

	March 31, 2019	December 31, 2018
	(unaudited)

Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $299,995,828 and $266,280,299, respectively)	$298,034,888	$264,662,881
Cash and cash equivalents	8,968,052	17,715,145
Interest receivable	624,164	558,114
Receivable from bank loan repayment	19,373	9,713
Other assets	135,000	-

Total assets	$307,781,477	$282,945,853

Liabilities
Accrued expenses and other liabilities	$649,173	$517,621
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	602,962	535,914
Payable for investments purchased	15,397,920	14,402,833

Total liabilities	$16,716,305	$15,522,618
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 30,383,814 and 28,269,649 shares issued and outstanding, respectively	$30,384	$28,270
Capital in excess of par value	289,243,891	269,246,005
Total distributable earnings	1,790,897	(1,851,040)
Total Net Assets	$291,065,172	$267,423,235

Net Asset Value per Share of Common Stock at End of Period	$9.58	$9.46

Shares Outstanding	30,383,814	28,269,649

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Investment Income
Interest income
Non-Control/Non-Affiliate	$4,870,004	$3,216,602
Other	50,720	36,988
Total interest income	4,920,724	3,253,590
Other income
Non-Control/Non-Affiliate	17,810	32,110
Total income	4,938,534	3,285,700

Expenses
Base management fee(a)	$738,654	$538,300
Incentive fee(a)	612,128	398,564
Administrative fee(a)	66,250	66,250
Directors' fees	52,500	48,750
Professional fees	154,681	111,710
Other expenses	104,601	52,351

Expenses before waivers from investment adviser and administrator	1,728,814	1,215,925
Base management fee waivers(a)	(258,529)	(188,404)
Incentive fee waivers(a)	(489,291)	(343,066)
Total expenses, net of waivers	980,994	684,455
Net Investment Income	3,957,540	2,601,245

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	27,919	149,798
Net change in unrealized (depreciation) appreciation on investments	(343,522)	36,806
Net realized and unrealized (loss) gain on investments	(315,603)	186,604

Net Increase in Net Assets Resulting from Operations	$3,641,937	$2,787,849

Basic and Diluted per Share of Common Stock:
Net investment income	$0.13	$0.12
Net increase in net assets resulting from operations	$0.12	$0.13

Weighted average shares of common stock outstanding basic diluted	30,148,907	22,040,159

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Operations
Net investment income	$3,957,540	$2,601,245
Net realized gain on investments	27,919	149,798
Net change in unrealized (depreciation) appreciation on investments	(343,522)	36,806
Net increase in net assets resulting from operations	3,641,937	2,787,849

Capital Share Transactions:
Issuance of common stock	20,000,000	15,000,000
Net increase in net assets from capital share transactions	20,000,000	15,000,000

Net Increase in Net Assets	23,641,937	17,787,849

Net Assets, Beginning of Period	267,423,235	209,195,576

Net Assets, End of Period	$291,065,172	$226,983,425

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,641,937	$2,787,849
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(27,919)	(149,798)
Net change in unrealized depreciation (appreciation) on investments	343,522	(36,806)
Accretion of original issue discount interest and payment-in-kind interest	(62,751)	(42,947)
Increase in interest receivable	(66,050)	(136,687)
Increase in receivable from bank loan repayment	(9,660)	(7,506)
Increase in other assets	(135,000)	(122,860)
Increase in accrued expenses and other liabilities	131,552	117,483
Increase (decrease) in fees due to investment advisor(a)	67,048	(125,662)
Increase in payable for investments purchased	995,087	17,340,350
Investment activity:
Investments purchased	(45,273,530)	(56,933,386)
Proceeds from investments sold	-	1,390,962
Repayment of bank loans	11,648,671	18,186,155
Total investment activity	(33,624,859)	(37,356,269)

Net cash used in operating activities	(28,747,093)	(17,732,853)

Cash flows from financing activities:
Issuance of shares of common stock	20,000,000	15,000,000

Net cash provided by financing activities	20,000,000	15,000,000

Net decrease in cash and cash equivalents	(8,747,093)	(2,732,853)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	17,715,145	29,721,559

Cash and cash equivalents, end of period	$8,968,052	$26,988,706

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of March 31, 2019

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (102.3%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 7.35% (Libor + 4.75%), maturity 7/9/25(i)	$5,226,867	$5,184,012	$5,247,943
Tecomet, Senior Secured 2017 Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 5/1/24(i)	3,989,848	3,971,097	3,975,860
Young, Senior Secured Initial Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 11/7/24	3,892,525	3,881,052	3,863,330
Pathway, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 12/20/24	3,806,264	3,762,186	3,777,716
Specialty Care, Senior Secured Initial Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 9/1/23	3,368,538	3,372,790	3,360,116
Zest Dental, Senior Secured Initial Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 3/14/25	3,358,657	3,385,098	3,325,069
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 8/18/23	2,928,943	2,906,614	2,863,040
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 9/23/24	2,464,645	2,443,441	2,452,321
Veritext, Senior Secured Initial Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 8/1/25(i)	2,477,101	2,464,547	2,446,136
Upstream Rehabilitation, Senior Secured Initial Term Loan, 6.60% (Libor + 4.00%), maturity 1/3/24	2,405,789	2,403,680	2,399,775
MedRisk, Senior Secured Initial Term Loan (First Lien), 5.35% (Libor + 2.75%), maturity 12/27/24(i)	2,468,750	2,474,632	2,382,344
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 8/1/24	2,358,660	2,346,124	2,358,660
MedRisk, Senior Secured Initial Loan (Second Lien), 9.35% (Libor + 6.75%), maturity 12/29/25(i)	2,100,000	2,071,500	2,068,500
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 12/22/25	1,995,000	1,975,000	1,980,038
CareCentrix, Senior Secured Initial Term Loan, 7.10% (Libor + 4.50%), maturity 4/3/25	1,950,000	1,941,340	1,950,000
Premise Health, Senior Secured Initial Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 7/10/25(i)	1,843,683	1,852,954	1,835,595
CPS, Unitranche, 8.10% (Libor + 5.50%), maturity 3/3/25(i)	1,500,000	1,477,500	1,470,000
Veritext, Senior Secured Initial Term Loan (Second Lien), 9.60% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,251	995,000
U.S. Renal Care, Senior Secured Initial Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 12/30/22(i)	991,052	987,431	991,159
Packaging Coordinators, Senior Secured Initial Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 6/30/23(i)	992,347	999,150	989,866
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 8.10% (Libor + 5.50%), maturity 5/9/25	995,000	981,534	987,538
Alcami, Senior Secured Initial Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 7/14/25	995,000	990,397	980,075
Dermatologists of Central States, Senior Secured Term Loan, 9.10% (Libor + 6.50%), maturity 4/20/22	984,790	977,143	979,866
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 5/10/23(i)	929,188	935,061	908,227
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 10.85% (Libor + 8.25%), maturity 9/1/24	850,000	842,494	847,875
RMP & MedA/Rx, Senior Secured Term Loan, 7.10% (Libor + 4.50%), maturity 3/2/22	462,500	461,023	460,188

High Tech Industries
Navicure, Senior Secured Initial Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 11/1/24	3,457,487	3,446,865	3,448,844
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 8/16/24(i)	3,447,675	3,419,883	3,443,365
Masergy, Senior Secured Initial Loan (Second Lien), 10.10% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,418,931	3,411,429
Sparta, Senior Secured New Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 8/21/24	3,447,500	3,449,515	3,378,550
Qlik, Senior Secured Term Loan B, 6.85% (Libor + 4.25%), maturity 4/26/24(i)	3,000,000	2,970,000	2,970,000
Barracuda, Senior Secured 2019 Incremental Term Loan (First Lien), 5.85% (Libor + 3.25%), maturity 2/12/25(i)	2,977,500	2,995,545	2,967,683
Infogroup, Senior Secured Term Loan (First Lien), 7.60% (Libor + 5.00%), maturity 4/3/23	2,942,456	2,912,890	2,927,744
McAfee, Senior Secured Term B USD Loan, 6.35% (Libor + 3.75%), maturity 9/30/24(i)	2,886,186	2,898,574	2,891,061
HelpSystems, Senior Secured Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 3/28/25	2,481,250	2,479,063	2,462,641
eResearch (ERT), Senior Secured Initial Term Loan, 6.35% (Libor + 3.75%), maturity 5/2/23(i)	2,055,163	2,055,163	2,050,188
QuickBase, Senior Secured Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 4/2/26(i)	2,000,000	1,990,000	2,000,000
Intermedia , Senior Secured New Term Loan (First Lien), 8.60% (Libor + 6.00%), maturity 7/21/25	1,995,000	1,976,483	1,990,013
Flexera Software, Senior Secured Initial Term Loan (First Lien), 5.85% (Libor + 3.25%), maturity 2/26/25(i)	1,980,000	1,985,333	1,978,137
ECi Software Solutions, Senior Secured Initial Term Loan, 6.85% (Libor + 4.25%), maturity 9/27/24(i)	1,981,209	1,968,847	1,976,256
GlobalLogic, Senior Secured Initial Term Loan, 5.85% (Libor + 3.25%), maturity 8/1/25(i)	1,741,250	1,731,892	1,739,953
Bomgar, Senior Secured Initial Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 4/18/25(i)	1,736,875	1,748,483	1,722,374
Idera, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 6/28/24	1,661,318	1,662,921	1,661,318
SciQuest, Senior Secured Term Loan, 6.60% (Libor + 4.00%), maturity 12/28/24	1,485,000	1,478,622	1,485,000
Navex Global, Senior Secured Initial Term Loan (First Lien), 5.85% (Libor + 3.25%), maturity 9/5/25(i)	1,492,500	1,476,045	1,467,132
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.85% (Libor + 4.25%), maturity 5/7/21	1,470,409	1,469,527	1,463,057
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 12.85% (Libor + 10.25%), maturity 1/20/22	1,000,000	994,019	985,000
LANDesk, Senior Secured Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 1/20/24(i)	985,753	975,598	981,730
Corsair, Senior Secured Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 8/28/24	989,966	985,634	980,067
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 12/2/22	840,614	836,276	836,410
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.85% (Libor + 3.25%), maturity 12/15/23	488,750	486,986	486,306
MultiPlan, Senior Secured Initial Term Loan, 5.35% (Libor + 2.75%), maturity 6/7/23(i)	482,206	465,956	470,692
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 6.35% (Libor + 3.75%), maturity 2/9/23(i)	436,000	435,118	435,823

Services: Business
RevSpring, Senior Secured Initial Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 10/11/25(i)	3,990,000	3,985,365	3,980,025
CoAdvantage, Senior Secured Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 10/1/23	3,945,162	3,945,162	3,925,437
Fleetwash, Senior Secured Incremental Term Loan, 7.35% (Libor + 4.75%), maturity 10/1/24	2,985,000	2,957,040	2,970,075
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 6/19/24	2,916,481	2,916,481	2,883,671
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 2/9/26(i)	2,500,000	2,503,750	2,514,882
HireRight, Senior Secured Initial Term Loan (Second Lien), 9.85% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,476,895	2,481,250
Newport Group, Senior Secured Initial Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 9/12/25(i)	2,490,000	2,475,635	2,474,071
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 7.60% (Libor + 5.00%), maturity 10/30/23(i)	2,932,500	2,932,500	2,316,675
Kellermeyer Bergensons Services, Senior Secured 2018 Replacement Term Loan (First Lien), 7.35% (Libor + 4.75%), maturity 10/29/21(i)	2,313,085	2,303,988	2,313,085
Aimbridge, Senior Secured Initial Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 2/2/26(i)	2,000,000	1,992,500	2,002,488
First Advantage, Senior Secured Term Loan (First Lien), 7.85% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,992,441	1,980,000

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2019

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business (continued):
Equian, Senior Secured 2018 Incremental Term Loan, 5.85% (Libor + 3.25%), maturity 5/20/24(i)	$1,988,649	$1,980,718	$1,968,940
Vistage, Senior Secured Term B Loan (First Lien), 6.60% (Libor + 4.00%), maturity 2/10/25(i)	1,980,000	1,976,041	1,967,979
Allied Universal, Senior Secured Incremental Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 7/28/22(i)	1,995,000	1,995,000	1,961,727
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 12/31/24(i)	1,490,005	1,486,227	1,490,005
OSG Billing Services, Senior Secured Term B Loan (First Lien), 6.85% (Libor + 4.25%), maturity 3/27/24	1,485,641	1,480,251	1,474,499
Livingston, Senior Secured Refinancing Term B-3 Loan (First Lien), 8.35% (Libor + 5.75%), maturity 3/20/20(j)	1,481,250	1,481,567	1,464,586
DBi Services, Senior Secured Term B Loan, 8.00% (Libor + 8.00%), maturity 2/1/26	1,209,731	1,209,731	1,209,731
Eliassen Group, Senior Secured Term Loan B, 7.10% (Libor + 4.50%), maturity 11/5/24	998,750	993,979	991,259
Livingston, Senior Secured Initial Term Loan (Second Lien), 10.85% (Libor + 8.25%), maturity 4/17/209(j)	616,000	597,520	609,070

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 12/15/25(i)	3,990,000	3,917,500	4,000,371
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 5/30/24	3,453,831	3,437,670	3,419,293
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 7.35% (Libor + 4.75%), maturity 10/4/21	2,856,809	2,849,495	2,821,099
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.85% (Libor + 3.25%), maturity 1/31/25	2,702,700	2,713,046	2,655,403
Boyd Corp, Senior Secured Initial Loan (Second Lien), 9.35% (Libor + 6.75%), maturity 9/6/26	2,000,000	2,002,388	1,985,000
Borchers, Senior Secured Term Loan, 7.10% (Libor + 4.50%), maturity 11/1/24	1,964,925	1,959,317	1,955,100
Zep, Senior Secured Initial Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 8/12/24	1,971,234	1,968,976	1,926,882
Unifrax, Senior Secured USD Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 12/12/25(i)	1,995,000	1,985,000	1,912,156
DuBois, Senior Secured Term Loan (Second Lien), 10.60% (Libor + 8.00%), maturity 3/15/25	1,500,000	1,485,981	1,483,125
DuBois, Senior Secured Term Loan (First Lien), 5.85% (Libor + 3.25%), maturity 3/15/24	1,485,144	1,486,318	1,466,580
Houghton International, Senior Secured Term Loan (Second Lien), 11.10% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	995,000
Invictus, Senior Secured Initial Term Loan (First Lien), 5.60% (Libor + 3.00%), maturity 3/28/25(i)	994,975	1,002,174	991,986
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 3/31/25(i)	990,000	985,586	969,052
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 10/28/24(i)	994,962	975,013	980,274
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 9/6/25(i)	995,000	977,544	966,448

Services: Consumer
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 6/3/24	5,465,991	5,445,617	5,424,996
A Place For Mom, Senior Secured Term Loan, 6.35% (Libor + 3.75%), maturity 8/10/24(i)	2,686,600	2,685,784	2,686,600
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 12/18/25	2,493,750	2,368,750	2,475,047
Weld North, Senior Secured Initial Term Loan, 6.85% (Libor + 4.25%), maturity 2/15/25(i)	2,482,481	2,457,537	2,452,691
Smart Start, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 2/21/22	2,436,270	2,436,270	2,424,088
LegalShield, Senior Secured Initial Term Loan (First Lien), 5.60% (Libor + 3.00%), maturity 5/1/25(i)	2,000,000	1,985,000	1,992,500
SMG, Senior Secured Initial Term Loan (First Lien), 5.60% (Libor + 3.00%), maturity 1/23/25(i)	1,991,203	1,976,138	1,974,115
Mister Car Wash, Senior Secured Term Loan, 5.85% (Libor + 3.25%), maturity 8/20/21(i)	1,492,198	1,495,987	1,487,588
Valet Living, Senior Secured Initial Term Loan, 6.60% (Libor + 4.00%), maturity 9/28/25(i)	995,000	992,669	997,488
Spring Education, Senior Secured Initial Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 7/30/25(i)	995,000	992,685	989,544

Aerospace & Defense
StandardAero, Senior Secured Initial Term B-1 Loan, 6.60% (Libor + 4.00%), maturity 4/6/26(i)	3,576,923	3,563,916	3,598,447
StandardAero, Senior Secured Initial Term Loan, 6.35% (Libor + 3.75%), maturity 7/7/22(i)	2,964,233	2,978,646	2,964,233
StandardAero, Senior Secured Initial Term B-2 Loan, 6.60% (Libor + 4.00%), maturity 4/6/26(i)	1,923,077	1,916,084	1,934,649
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 10.35% (Libor + 7.75%), maturity 4/30/26	1,500,000	1,516,163	1,485,000
Tronair, Senior Secured Initial Term Loan (First Lien), 7.35% (Libor + 4.75%), maturity 9/8/23	1,467,424	1,459,951	1,430,739

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 8.35% (Libor + 5.75%), maturity 10/31/22	2,903,354	2,835,757	2,874,321
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 10.10% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 7.35% (Libor + 4.75%), maturity 7/10/22	1,887,035	1,872,411	1,877,600
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.85% (Libor + 4.25%), maturity 9/6/24	1,481,250	1,478,117	1,473,844
Aperio, Senior Secured Loan, 7.60% (Libor + 5.00%), maturity 10/25/24	997,500	992,500	990,019
Integrity Marketing Group, Senior Secured Term Loan, 6.85% (Libor + 4.25%), maturity 11/28/25	453,323	450,880	449,923

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 10/12/24(i)	3,957,550	3,952,710	3,930,615
Transplace, Senior Secured Closing Date Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 10/7/24(i)	2,974,975	2,965,651	2,970,772
Capstone Logistics, Senior Secured Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 10/7/21	1,237,631	1,237,845	1,228,348
GlobalTranz, Senior Secured Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 6/29/25	995,000	994,010	987,538

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.60% (Libor + 3.00%), maturity 3/20/25	3,965,559	3,965,924	3,925,903
Ohio Transmission, Senior Secured Initial Term Loan, 6.85% (Libor + 4.25%), maturity 10/2/21	1,944,545	1,935,553	1,944,545
PetroChoice, Senior Secured Initial Term Loan (First Lien), 7.60% (Libor + 5.00%), maturity 8/19/22	1,930,184	1,902,931	1,910,883
ABB Optical, Senior Secured Initial Term Loan (First Lien), 7.60% (Libor + 5.00%), maturity 6/15/23	1,466,184	1,462,489	1,447,857

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 8.60% (Libor + 6.00%), maturity 12/8/23	3,236,042	3,191,631	3,195,591
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 9/11/23	1,949,586	1,936,064	1,927,653
Augusta Sportswear Group, Senior Secured Initial Term Loan, 7.10% (Libor + 4.50%), maturity 10/26/23	1,807,595	1,793,869	1,785,000
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 12/16/24(i)	994,967	1,001,843	984,948

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2019

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 9/30/24(i)	$2,462,500	$2,462,500	$2,410,784
Edward Don, Senior Secured Initial Term Loan, 6.85% (Libor + 4.25%), maturity 7/2/25	1,990,000	1,980,816	1,970,100
BAS, Senior Secured Repricing Term Loan, 6.35% (Libor + 3.75%), maturity 5/21/24(i)	1,484,884	1,485,896	1,488,686
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 12/2/24(i)	497,481	501,630	497,531
TriMark, Senior Secured Initial Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 8/28/24(i)	494,975	496,644	441,541

Construction & Building
PlayPower, Senior Secured Initial Term Loan (First Lien), 7.35% (Libor + 4.75%), maturity 6/23/21(i)	1,944,444	1,934,678	1,944,444
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 5.85% (Libor + 3.25%), maturity 7/29/22	1,492,289	1,476,540	1,492,289
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 5.60% (Libor + 3.00%), maturity 6/3/24(i)	1,486,173	1,472,423	1,446,189
PlayPower, Senior Secured Initial Term Loan (Second Lien), 11.35% (Libor + 8.75%), maturity 6/23/22	1,000,000	994,406	1,000,000
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 9/30/24	984,408	982,331	974,564

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.85% (Libor + 3.25%), maturity 3/20/25	3,519,253	3,503,765	3,484,060
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 10.85% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,345	1,786,500
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 2/3/25	995,000	967,569	987,538

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 7.60% (Libor + 5.00%), maturity 11/20/25	1,995,000	1,975,824	1,980,038
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 6.35% (Libor + 3.75%), maturity 8/25/25	1,990,000	1,980,699	1,975,075

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 11/20/23(i)	3,452,184	3,474,919	3,352,919
Pregis Corporation, Senior Secured Term Loan (First Lien), 6.10% (Libor + 3.50%), maturity 5/20/21	1,727,368	1,733,293	1,684,184
Tank Holding, Senior Secured Initial Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 3/26/26(i)	1,000,000	995,000	1,005,175
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 11/30/23(i)	498,725	498,725	498,384
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 6.85% (Libor + 4.25%), maturity 5/12/20	492,587	491,814	490,125

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 8.35% (Libor + 5.75%), maturity 12/20/22	1,873,183	1,859,091	1,854,452
Northstar, Senior Secured Term Loan, 8.85% (Libor + 6.25%), maturity 6/7/22	1,513,147	1,513,147	1,486,667
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 7.35% (Libor + 4.75%), maturity 6/21/22	1,470,000	1,459,993	1,455,300
Vestcom International, Senior Secured L/C Collaterilized, 6.60% (Libor + 4.00%), maturity 12/19/23	794,872	798,202	786,923

Hotel, Gaming & Leisure
On Location, Senior Secured Second Amendment Term Loan, 8.10% (Libor + 5.50%), maturity 9/29/21	1,937,437	1,920,541	1,913,219
Auto Europe, Senior Secured Initial Dollar Term Loan, 7.60% (Libor + 5.00%), maturity 10/21/23	1,234,615	1,224,531	1,231,529

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 6.60% (Libor + 4.00%), maturity 11/21/23(i)	2,949,911	2,935,944	2,948,558

Retail
Grocery Outlet, Senior Secured Initial Term Loan (First Lien), 6.35% (Libor + 3.75%), maturity 10/22/25(i)	1,995,000	1,990,282	1,988,776
Albertson's, Senior Secured 2018 Term B-7 Loan, 5.60% (Libor + 3.00%), maturity 11/17/25(i)	498,750	495,173	494,695

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 6.35% (Libor + 3.75%), maturity 6/30/23	2,327,057	2,323,171	2,327,057

Total Bank Loans		$299,195,293	$297,634,621

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.1%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$400,267
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Total Equity and Preferred Shares		$800,535	$400,267

Total Portfolio Investments(n)		$299,995,828	$298,034,888

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All loans are restricted, unless otherwise noted.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2019

(Expressed in U.S. Dollars)

(unaudited)

(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	The borrower for Livingston, Livingston International Inc., is located in Canada.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	At March 31, 2019, the cost of investments for income tax purposes was $299,995,828 the gross unrealized depreciation for federal tax purposes was $2,680,703, the gross unrealized appreciation for federal income tax purposes was $719,703, and the net unrealized depreciation was $1,960,940.

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

March 31, 2019

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

The Company commenced business operations on July 8, 2015, the date on which the Company made its first investment. The Company has been formed for the purpose of investing primarily in the debt of leveraged, non-investment grade middle market companies, with the principal objective of generating income and capital appreciation. The Company’s investment strategy is to invest primarily in first lien senior secured loans and selectively in second lien loans to middle market companies. During the period prior to July 8, 2015, the Company was a development stage company, as defined in Paragraph 915-10-05, Development Stage Entity, of the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification, as amended (“ASC”). During this time, the Company was devoting substantially all of its efforts to establishing its business and its planned principal operations had not commenced. All losses incurred during the period prior to July 8, 2015 have been considered a part of the Company’s development stage activities.

Audax Management Company (NY), LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended.

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended (“ASC Topic 946”), which incorporates the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X, as well as generally accepted accounting principles in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at March 31, 2019 and December 31, 2018. At such dates, cash was not subject to any restrictions on withdrawal.

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

As of March 31, 2019, the Company held 137 investments in loans with OID. The Company accrued OID income of $29,929 for the three months ended March 31, 2019. The unamortized balance of OID on debt investments as of March 31, 2019, totaled $1,295,999. As of December 31, 2018, the Company held 130 investments in loans with OID. The Company accrued OID income of $42,947 for the three months ended March 31, 2019. The unamortized balance of OID investments as of December 31, 2018, totaled $1,038,045.

As of March 31, 2019, the Company held one investment which had a PIK interest component. The Company recorded $32,822 of PIK interest income for three months ended March 31, 2019. The Company did not hold any investments as of March 31, 2018 which had a PIK interest component. The Company did not record any PIK interest income for the three months ended March 31, 2018.

As of March 31, 2019 and December 31, 2018, the Company held $8,968,052 and $17,715,145 cash and cash equivalents, respectively. For the three months ended March 31, 2019 and 2018, the Company earned $50,720 and $36,988, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three months ended March 31, 2019 and 2018, the Company accrued $17,810 and $32,110 of other income, respectively, related to amendment fees.

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

As of March 31, 2019, $166,388,283 of the Company’s investments were valued using unobservable inputs, and $131,646,605 were valued using observable inputs. During the three months ended March 31, 2019, $46,005,506 and $22,977,630 of investments transferred into and out of Level 3, respectively.

As of December 31, 2018, $142,020,074 of the Company’s investments were valued using unobservable inputs, and $122,642,807 were valued using observable inputs. During the three months ended March 31, 2018, $56,071,203 and $24,569,555 of investments transferred into and out of Level 3, respectively.

The following tables present the Company’s investments carried at fair value as of March 31, 2019 and December 31, 2018, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$129,578,105	$144,714,036	$274,292,141
Second lien debt		2,068,500	21,273,980	23,342,480
Equity and Preferred Shares	-	-	400,267	400,267
Total	$-	$131,646,605	$166,388,283	$298,034,888

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$118,541,537	$124,975,467	$243,517,004
Second lien debt		4,101,270	17,044,607	21,145,877
Total	$-	$122,642,807	$142,020,074	$264,662,881

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2019. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of March 31, 2019
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$144,714,036	Matrix Pricing	Senior Leverage	2.98x - 6.45x	4.75x
			Total Leverage	3.57x - 8.79x	6.04x
			Interest Coverage	1.11x - 4.94x	2.05x
			Debt Service Coverage	0.96x - 3.50x	1.71x
			TEV Coverage	1.29x - 4.44x	2.42x
			Liquidity	8.64% - 608.88%	134.53%
			Spread Comparison	300bps - 650bps	432bps

Second lien debt	20,064,249	Matrix Pricing	Senior Leverage	4.25x - 7.05x	5.96x
			Total Leverage	4.25x - 7.05x	5.97x
			Interest Coverage	1.62x - 3.48x	2.13x
			Debt Service Coverage	1.38x - 3.10x	1.84x
			TEV Coverage	1.28x - 2.23x	1.78x
			Liquidity	18.50% - 283.00%	136.74%
			Spread Comparison	675bps - 1025bps	779bps

	1,209,731	Market Analysis	Senior Leverage	17.66x	17.66x
			Total Leverage	17.66x	17.66x
			Interest Coverage	5.34x	5.34x
			Debt Service Coverage	5.34x	5.34x
			TEV Coverage	0.68x	0.68x
			Liquidity	74.48%	74.48%
			Spread Comparison	800bps	800bps

Total	$165,988,016

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $400,267 of equity and preferred shares which management values using other unobservable inputs, such as EBITDA and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2019 and 2018 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2019	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2018	$124,975,467	$17,044,607	$-	$142,020,074
Transfers into Level 3	41,904,236	4,101,270	-	46,005,506
Transfers out of Level 3	(21,885,880)	(1,091,750)	-	(22,977,630)
Total gains:
Net realized gain(a)	20,496	-	-	20,496
Net unrealized depreciation(b)	246,724	7,725	(400,268)	(145,819)
New investments, repayments and settlements:(c)
Purchases	8,653,557	1,209,731	800,535	10,663,823
Settlements/repayments	(9,257,506)	-	-	(9,257,506)
Net amortization of premiums, PIK, discounts and fees	56,942	2,397	-	59,339
Fair Value as of March 31, 2019	$144,714,036	$21,273,980	$400,267	$166,388,283

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2019.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2019.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended March 31, 2018	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2017	$64,377,922	$15,716,499	$80,094,421
Transfers into Level 3	50,636,108	5,435,095	56,071,203
Transfers out of Level 3	(20,579,556)	(3,989,999)	(24,569,555)
Total gains:
Net realized gain(a)	58,355	69,789	128,144
Net unrealized depreciation(b)	(180,738)	(116,371)	(297,109)
New investments, repayments and settlements:(c)
Purchases	13,424,267	-	13,424,267
Settlements/repayments	(12,187,027)	(2,271,000)	(14,458,027)
Net amortization of premiums, discounts and fees	27,514	2,719	30,233
Fair Value as of March 31, 2018	$95,576,845	$14,846,732	$110,423,577

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2018.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2018.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at March 31, 2019 and 2018 $(324,446) and $(198,204), respectively.

Investment Activities

The Company held a total of 153 investments with an aggregate fair value of $298,034,888 as of March 31, 2019. During the three months ended March 31, 2019, the Company invested in 14 new investments for a combined $29,730,870 and in existing investments for a combined $15,542,660. The Company also received $11,648,671 in repayments from investments during the three months.

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

Investment Concentrations

As of March 31, 2019, the Company’s investment portfolio consisted of investments in 141 companies located in 34 states across 20 different industries, with an aggregate fair value of $298,034,888. The five largest investments at fair value as of March 31, 2019 totaled $22,629,195, or 7.59% of the Company’s total investment portfolio as of such date. As of March 31, 2019, the Company’s average investment was $1,960,757 at cost.

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

The following table outlines the Company’s investments by security type as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
		Percentage of		Percentage of		Percentage		Percentage
		Total		Total		of Total		of Total
	Cost	Investments	Fair Value	Investments	Cost	Investments	Fair Value	Investments
First lien debt	$275,791,669	91.93%	$274,292,141	92.03%	$245,071,304	92.04%	$243,517,004	92.01%
Second lien debt	23,403,624	7.80%	23,342,480	7.83%	21,208,995	7.96%	21,145,877	7.99%
Total Debt Investments	299,195,293	99.73%	297,634,621	99.86%	266,280,299	100.00%	264,662,881	100.00%
Equity and Preferred Shares	800,535	0.27%	400,267	0.14%	-	0.00%	-	0.00%
Total Equity Investments	800,535	0.27%	400,267	0.14%	-	0.00%	-	0.00%
Total Investments	$299,995,828	100.00%	$298,034,888	100.00%	$532,560,598	100.00%	$264,662,881	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$55,896,237	18.75%	$47,520,070	17.95
High Tech Industries	52,610,773	17.65	45,031,546	17.01
Services: Business	43,379,722	14.56	36,858,954	13.93
Chemicals, Plastics & Rubber	28,527,769	9.57	27,716,784	10.47
Services: Consumer	22,904,657	7.69	15,942,194	6.02
Aerospace & Defense	11,413,068	3.83	5,910,069	2.23
Banking, Finance, Insurance & Real Estate	9,665,707	3.24	12,125,388	4.58
Wholesale	9,229,188	3.10	8,518,879	3.22
Transportation: Cargo	9,117,273	3.06	9,133,648	3.45
Consumer Goods: Non-durable	7,893,192	2.65	7,914,631	2.99
Containers, Packaging & Glass	7,030,787	2.36	5,586,643	2.11
Construction & Building	6,857,486	2.30	6,410,816	2.42
Capital Equipment	6,808,642	2.28	7,256,899	2.74
Automotive	6,258,098	2.10	6,221,047	2.35
Media: Advertising, Printing & Publishing	5,583,342	1.87	5,615,196	2.12
Beverage, Food & Tobacco	3,955,113	1.33	5,909,736	2.23
Hotel, Gaming & Leisure	3,144,748	1.06	3,204,041	1.21
Forest Products & Paper	2,948,558	0.99	2,947,992	1.12
Retail	2,483,471	0.83	2,493,750	0.95
Consumer Goods: Durable	2,327,057	0.78	2,344,598	0.90
	$298,034,888	100.00%	$264,662,881	100.00

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
		Percentage		Percentage of
		of Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$71,390,000	23.95%	$61,537,340	23.25
Midwest	65,129,265	21.85	63,396,284	23.95
West	44,714,749	15.00	40,497,635	15.30
Southwest	41,488,254	13.92	27,587,594	10.42
Southeast	38,097,126	12.78	36,204,672	13.68
East	27,306,714	9.16	25,540,011	9.65
Northwest	4,648,426	1.56	4,639,772	1.75
South	3,186,698	1.07	3,193,759	1.21
Other (a)	2,073,656	0.71	2,065,814	0.79
Total Investments	$298,034,888	100.00%	$264,662,881	100.00

(a) The borrower for Livingston, Livingston International Inc., is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2019:

For the Fiscal Years Ending December 31:	Amount
2019	$3,511,903
2020	4,802,703
2021	20,497,060
2022	31,084,441
2023	46,371,106
Thereafter	194,224,079
Total contractual repayments	300,491,292
Adjustments to cost basis on debt investments(a)	(1,295,999)
Total Cost Basis of Debt Investments Held at March 31, 2019:	$299,195,293

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

For the three months ended March 31, 2019, the Company recorded base management fees of $738,654 and waivers to the base management fees of $258,529, as set forth within the accompanying statements of operations. For the three months ended March 31, 2018, the Company recorded base management fees of $538,300 and waivers to the base management fees of $188,404, as set forth within the accompanying statements of operations.

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

The Company determines pre-incentive fee net investment income in accordance with GAAP, including, in the case of investments with a deferred interest feature, such as OID, debt instruments with PIK interest and OID securities, accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.0% per quarter (4.0% annualized). The Company determines its average gross assets during each fiscal quarter and calculates the base management fee payable with respect to such amount at the end of each fiscal quarter.  As a result, a portion of the Company’s net investment income is included in its gross assets for the period between the date on which such income is earned and the date on which such income is distributed. Therefore, the Company’s net investment income used to calculate part of the Incentive Fee is also included in the amount of the Company’s gross assets used to calculate the 1.0% annual base management fee. The Company pays its Adviser an Incentive Fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

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

Pursuant to the Waiver Agreement, the Adviser has agreed to waive its right to receive the Incentive Fee on pre-incentive fee net investment income to the extent necessary so that such Incentive Fee equals, and is calculated in the same manner as, the corresponding Incentive Fee on pre-incentive fee net investment income, if such Incentive Fee (i) were calculated based upon the Adviser receiving 10.0% (instead of 15.0%) of the applicable pre-incentive fee net investment income and (ii) did not include any “catch-up” feature in favor of the Adviser.

The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from June 16, 2015, the effective date of the Registration Statement, through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain Incentive Fees with respect to each of the investments in the Company’s portfolio.

Pursuant to the Waiver Agreement, the Adviser has agreed to waive the right to receive the Incentive Fee on capital gains to the extent necessary so that such portion of the Incentive Fee equals, and is calculated in the same manner as, the corresponding Incentive Fee on capital gains, if such portion of the Incentive Fee were calculated based upon the Adviser receiving 10.0% (instead of 15.0%).

In addition, pursuant to the Waiver Agreement, the Adviser has agreed to waive the right to receive both components of the Incentive Fee to the extent necessary so that it does not receive Incentive Fees which are attributable to income and gains of the Company that exceed an annualized rate of 12.0% in any calendar quarter.

The waivers from the Adviser will remain effective until terminated earlier by either party on 60 days’ prior to written notice.

For the three months ended March 31, 2019, the Company recorded incentive fees related to net investment income of $612,128. Offsetting the incentive fees were waivers of the incentive fess of $489,291, as set forth within the accompanying statements of operations. For the three months ended March 31, 2018, the Company recorded incentive fees related to net investment income of $398,564. Offsetting the incentive fees were waivers of the incentive fess of $343,066, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250, for each of the three months ended March 31, 2019 and 2018, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2019 and December 31, 2018 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2019	December 31, 2018
Net base management fee due to Adviser	$480,125	$424,873
Net incentive fee due to Adviser	122,837	111,041
Other expenses due to Adviser (a)	-	-
Total fees due to Adviser, net of waivers	602,962	535,914
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$669,212	$602,164

(a) Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Numerator for basic and diluted net increase in net assets resulting from operations per common share	$3,641,937	$2,787,849
Denominator for basic and diluted weighted average common shares	30,148,907	22,040,159
Basic and diluted net increase in net assets resulting from operations per common share	$0.12	$0.13

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

As of December 31, 2018, the components of accumulated net unrealized appreciation on investments and net investment losses and losses on a tax basis as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

Temporary Differences
As of December 31, 2018
Other temporary book/tax differences	$(233,622)
Net tax basis unrealized depreciation	(1,617,418)
Components of tax distributable deficit at period end	$(1,851,040)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2018.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2018. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2015, 2016, and 2017 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three months ended March 31, 2019 and 2018, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. As of March 31, 2019, $40,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of March 31, 2019 and December 31, 2018, were 30,383,814 and 28,269,649, respectively.

The following table details the components of Stockholders’ Equity for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235
Net investment income	-	-	3,957,540	3,957,540
Net realized gains from investment transactions	-	-	27,919	27,919
Net change in unrealized depreciation on investments	-	-	(343,522)	(343,522)
Issuance of shares	2,114	19,997,886	-	20,000,000
Balance as of March 31, 2019	$30,384	$289,243,891	$1,790,897	$291,065,172

Three Months Ended March 31, 2018	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2017	$21,989	$209,266,921	$(93,334)	$209,195,576
Net investment income	-	-	2,601,245	2,601,245
Net realized gains from investment transactions	-	-	149,798	149,798
Net change in unrealized appreciation on investments	-	-	36,806	36,806
Issuance of shares	1,557	14,998,443	-	15,000,000
Balance as of March 31, 2018	$23,546	$224,265,364	$2,694,515	$226,983,425

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

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2019 and December 31, 2018:

Investment	Industry	March 31, 2019	December 31, 2018

Pathway, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 12/20/24	Healthcare & Pharmaceuticals	$1,185,072	$-
Mavis, Senior Secured Closing Date Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 3/20/25	Automotive	445,644	469,764
GlobalLogic, Senior Secured Initial Term Loan, 6.05% (Libor + 3.25%), maturity 8/1/25	High Tech Industries	250,000	250,000
Manna Pro, Senior Secured Term Loan, 8.80% (Libor + 6.00%), maturity 12/8/23	Consumer Goods: Non-durable	227,500	-
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 12/2/22	High Tech Industries	150,710	194,963
Premise Health, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 7/10/25	Healthcare & Pharmaceuticals	147,052	147,052
Veritext, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 8/1/25	Healthcare & Pharmaceuticals	138,017	166,833
Ansira, Senior Secured Initial Term Loan, 8.55% (Libor + 5.75%), maturity 12/20/22	Media: Advertising, Printing & Publishing	85,171	85,171
Integrity Marketing Group, Senior Secured Term Loan, 7.05% (Libor + 4.25%), maturity 11/28/25	Banking, Finance, Insurance & Real Estate	46,614	78,740
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 3.00%), maturity 3/20/25	Wholesale	-	736,196
Dermatologists of Central States, Senior Secured Term Loan, 9.30% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	-	91,116
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 9/23/24	Healthcare & Pharmaceuticals	-	5,682

		$2,675,780	$2,225,517

Unfunded commitments represent all amounts unfunded as of March 31, 2019 and December 31, 2018 and 2017. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Per Share Data:
Net asset value, beginning of period	$9.46	$9.51
Net investment income(a)	0.13	0.12
depreciation on investments(a)(b)	(0.01)	0.01
Net increase in net assets resulting from operations	$0.12	$0.13
Net asset value at end of period	$9.58	$9.64
Total return(c)(g)	1.27%	1.37%
Shares of common stock outstanding at end of period	30,383,814	23,545,870

Statement of Assets and Liabilities Data:
Net assets at end of period	$291,065,172	$226,983,425
Average net assets(d)	290,011,675	216,134,650

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.42%	2.28%
Ratio of net expenses to average net assets-annualized(f)	1.37%	1.28%
Ratio of net investment income to average net assets-annualized	5.53%	4.88%
Portfolio turnover(g)	3.98%	0.69%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

On March 22, 2019, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 1,565,762 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for an aggregate offering price of $15 million. The sale closed on April 5, 2019.

The sale of Common Stock was made pursuant to a subscription agreement entered into by the Company and the investor. Under the terms of the subscription agreement, the investor is required to fund drawdowns to purchase shares of Common Stock up to the amount of its capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The issuance of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section of our Annual Report entitled “Item 1A. Risk Factors”. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Although we have no present intention of doing so, we may decide to incur leverage. If we do incur leverage, however, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, provides that a BDC's required asset coverage under the 1940 Act may be reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity). This reduction in asset coverage permits a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. In addition, as a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their shares of common stock over the next year following the calendar quarter in which the approval was obtained. In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments as of March 31, 2019, was approximately $298,034,888 and held in 141 portfolio companies as of March 31, 2019. The fair value of our investments, all of which were syndicated loans as of December 31, 2018, was approximately $264,662,881 and held in 135 portfolio companies as of December 31, 2018.

During the three months ended March 31, 2019, we invested in 14 new investments for a combined $29,730,870 and in existing investments for a combined $15,542,660. We also received $11,648,671 in repayments from investments during the three months ended March 31, 2019. During the three months ended March 31, 2018, we invested in 29 new syndicated investments for a combined $45,743,336 and in existing investments for a combined $11,190,050. We also received $18,186,155 in repayments from investments and $1,390,962 from investments sold during the three months ended March 31, 2018. In addition, for the three months ended March 31, 2019, we had a change in unrealized depreciation of approximately $343,522 and realized gains of $27,919. In addition, for the three months ended March 31, 2018, we had a change in unrealized appreciation of approximately $36,806 and realized gains of $149,798.

Our investment activity for the three months ended March 31, 2019 and 2018, is presented below:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Beginning investment portfolio, at fair value	$264,662,881	$184,336,177
Investments in new portfolio investments	29,730,870	45,743,336
Investments in existing portfolio investments	15,542,660	11,190,050
Principal repayments	(11,648,671)	(18,186,155)
Proceeds from investments sold	-	(1,390,962)
Change in premiums, discounts and amortization	62,751	42,947
Net change in unrealized (depreciation) appreciation on investments	(343,522)	36,806
Realized gain on investments	27,919	149,798
Ending portfolio investment activity, at fair value	$298,034,888	$221,921,997
Number of portfolio investments	153	116
Average investment amount, at cost	$1,960,757	$1,911,419
Percentage of investments at floating rates	100.00%	100.00%

As of March 31, 2019 and December 31, 2018, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2019 and through May 15, 2019, we invested $6,690,800 at cost in ten portfolio companies.

On March 22, 2019, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 1,565,762 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for an aggregate offering price of $15 million. The sale closed on April 5, 2019.

The sale of Common Stock was made pursuant to a subscription agreement entered into by the Company and the investor. Under the terms of the subscription agreement, the investor is required to fund drawdowns to purchase shares of Common Stock up to the amount of its capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The issuance of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and has not offered securities to the public in connection with such issuance and sale.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three months ended March 31, 2019 and 2018, is presented in the table below.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Total interest income from non-controlled/non-affiliated investments	$4,870,004	$3,216,602
Total other interest income	50,720	36,988
Total other income	17,810	32,110
Total investment income	$4,938,534	$3,285,700

Total investment income for the three months ended March 31, 2019 increased to $4,938,534 from $3,285,700 for the three months ended March 31, 2018, and was driven by our interest income from our increasing investment balance. As of March 31, 2019 and 2018, the size of our debt portfolio was $299,195,293 and $221,724,587 at amortized cost, respectively, with total debt principal amount outstanding of $300,491,292 and $222,539,488, respectively.

Expenses

Total expenses net of waivers for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Base management fee(a)	$738,654	$538,300
Incentive fee(a)	612,128	398,564
Administrative fee(a)	66,250	66,250
Directors' fees	52,500	48,750
Professional fees	154,681	111,710
Other expenses	104,601	52,351
Total expenses	1,728,814	1,215,925
Base management fee waivers(a)	(258,529)	(188,404)
Incentive fee waivers(a)	(489,291)	(343,066)
Total expenses, net of waivers	$980,994	$684,455

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended March 31, 2019 in comparison to the three months ended March 31, 2018 was driven by our increasing invested balance. For the three months ended March 31, 2019 and 2018, we accrued gross base management fees before waivers of $738,654 and $538,300, respectively. Offsetting those fees, we recognized base management fee waivers of $258,529 and $188,404, respectively. For the three months ended March 31, 2019 and 2018, we accrued incentive fees related to net investment income before waivers of $612,128 and $398,564, respectively. Offsetting those fees, we recognized incentive fee waivers of $489,291 and $343,066, respectively. Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2019 and 2018. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2019 and 2018, we incurred professional fees of $154,681 and $111,710, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fees was driven by an increase in legal expenses during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. We also incurred expenses related to fees paid to our independent directors of $52,500 and $48,750 for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019 and 2018, we incurred other expenses of $104,601 and $52,351, respectively, related to audit fees, tax fees, and legal fees. The increase in other expenses was driven by an increase in the Delaware Franchise tax during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Realized and Unrealized Gains and Losses

We recognized $27,919 and $149,798 in net realized gains for the three months ended March 31, 2019 and 2018, respectively.

Net change in unrealized (depreciation) appreciation on investments for the three months ended March 31, 2019 and 2018 was as follows:

Type	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
First Lien Debt	$54,772	$115,433
Second Lien Debt	1,974	(78,627)
Equity and Preferred Shares	(400,268)	-

Net change in unrealized (depreciation) appreciation on investments	$(343,522)	$36,806

Net change in unrealized depreciation on investments during the three months ended March 31, 2019 was primarily due to a decrease in performance of our portfolio companies. Net change in unrealized appreciation on investments during the three months ended March 31, 2018 was primarily due to an increase in performance of our portfolio companies and changes in the capital market conditions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock (“Shares”), from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of March 31, 2019 and December 31, 2018, we had cash of $8,968,052 and $17,715,145, respectively.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 was $28,747,093. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans. Net cash used in operating activities for the three months ended March 31, 2018 was $17,732,853. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans.

As of March 31, 2019 and December 31, 2018, we had nine and ten investments with unfunded commitments of $2,675,780 and $2,225,517, respectively. We believe that, as of March 31, 2019 and December 31, 2018, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Beginning investment portfolio	$264,662,881	$184,336,177
Investments in new portfolio investments	29,730,870	45,743,336
Investments in existing portfolio investments	15,542,660	11,190,050
Principal repayments	(11,648,671)	(18,186,155)
Proceeds from sales of investments	-	(1,390,962)
Net change in unrealized (depreciation) appreciation on investments	(343,522)	36,806
Net realized gain on investments	27,919	149,798
Net change in premiums, discounts and amortization	62,751	42,947
Investment Portfolio, at Fair Value	$298,034,888	$221,921,997

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2019 was $20,000,000 from issuances of 2,114,165 of Shares to our shareholders, in connection with our capital calls during the period. Net cash provided by our financing activities for the three months ended March 31, 2018 was $15,000,000 from issuances of 1,557,632 of Shares to our shareholders, in connection with our capital calls during the period.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. As of March 31, 2019, $40,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of March 31, 2019 and December 31, 2018, were 30,383,814 and 28,269,649, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We did not declare or pay any distributions during the three months ended March 31, 2019 and 2018.

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

Related Party Fees

For the three months ended March 31, 2019 and 2018, we recorded base management fees of $738,654 and $538,300, respectively. Offsetting these fees were waivers to the base management fees of $258,529 and $188,404, respectively, as set forth within the accompanying statements of operations.

For the three months ended March 31, 2019 and 2018, we recorded incentive fees of $612,128 and $398,564, respectively. Offsetting these waivers to the incentive fees of $489,291 and $343,066, respectively, as set forth within the accompanying statements of operations.

For each of the three months ended March 31, 2019 and 2018, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of March 31, 2019 and December 31, 2018 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2019	December 31, 2018
Net base management fee due to Adviser	$480,125	$424,873
Net incentive fee due to Adviser	122,837	111,041
Other expenses due to Adviser (a)	-	-
Total fees due to Adviser, net of waivers	602,962	535,914
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$669,212	$602,164

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

U.S. Income Taxes

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2019, we had nine investments with unfunded commitments of $2,675,780. As of December 31, 2018, we had ten investments with unfunded commitments of $2,225,517. We believe that, as of March 31, 2019 and December 31, 2018, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2019 and December 31, 2018, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

Assuming that the accompanying statement of assets and liabilities as of March 31, 2019 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(5,156,409)
Down 200 basis points	(4,824,074)
Down 100 basis points	(3,004,913)
Up 100 basis points	3,004,913
Up 200 basis points	6,009,826
Up 300 basis points	9,014,739

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

Legislation passed in 2018 allows us to incur additional leverage and would require us to offer liquidity to our stockholders.

Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity). This reduction in asset coverage permits a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. As a result, if we receive the relevant approval and we comply with the applicable disclosure requirements, we would be able to incur additional leverage, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expenses may increase if we incur additional leverage.

We have not commenced any tender offers, and we do not currently intend to conduct any tender offers. As a non-traded BDC, however, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their Shares over the next year following the calendar quarter in which the approval was obtained. The timing and method for such offers has not been determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

10.1*	Subscription Agreement, dated as of March 22, 2019, by and between the Company and Mercer Audax Credit Feeder Fund LP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: May 15, 2019	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 15, 2019	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

