Form 10-Q
period 2019-06-30
Audax Credit BDC Inc.
filed 2019-08-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

None.

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

The registrant had 33,538,562 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2019.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

June 30, 2019 and December 31, 2018

(Expressed in U.S. Dollars)

	June 30, 2019	December 31, 2018
	(unaudited)

Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $310,903,928 and $266,280,299, respectively)	$308,624,774	$264,662,881
Cash and cash equivalents	6,451,544	17,715,145
Interest receivable	827,276	558,114
Receivable from bank loan repayment	9,034	9,713
Other assets	90,000	-

Total assets	$316,002,628	$282,945,853

Liabilities
Accrued expenses and other liabilities	$335,314	$517,621
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	651,434	535,914
Payable for investments purchased	13,248,127	14,402,833

Total liabilities	$14,301,125	$15,522,618
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 31,949,579 and 28,269,649 shares issued and outstanding, respectively	$31,950	$28,270
Capital in excess of par value	304,242,355	269,246,005
Total distributable earnings	(2,572,802)	(1,851,040)
Total Net Assets	$301,701,503	$267,423,235

Net Asset Value per Share of Common Stock at End of Period	$9.44	$9.46

Shares Outstanding	31,949,579	28,269,649

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Investment Income
Interest income
Non-Control/Non-Affiliate	$5,216,545	$3,789,055	$10,086,548	$7,005,657
Other	42,795	31,119	93,515	68,107
Total interest income	5,259,340	3,820,174	10,180,063	7,073,764
Other income
Non-Control/Non-Affiliate	15,340	16,452	33,150	48,562
Total income	5,274,680	3,836,626	10,213,213	7,122,326

Expenses
Base management fee(a)	$808,440	$623,184	$1,547,094	$1,161,484
Incentive fee(a)	647,108	476,412	1,259,236	874,976
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	52,500	48,750	105,000	97,500
Professional fees	233,450	101,309	388,131	213,019
Other expenses	83,452	39,551	188,053	91,902

Expenses before waivers from investment adviser and administrator	1,891,200	1,355,456	3,620,014	2,571,381
Base management fee waivers(a)	(282,954)	(218,114)	(541,483)	(406,518)
Incentive fee waivers(a)	(521,159)	(388,030)	(1,010,450)	(731,096)
Total expenses, net of waivers	1,087,087	749,312	2,068,081	1,433,767
Net Investment Income	4,187,593	3,087,314	8,145,132	5,688,559

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	73,812	67,959	101,731	217,757
Net change in unrealized depreciation on investments	(318,214)	(639,079)	(661,736)	(602,273)
Net realized and unrealized loss on investments	(244,402)	(571,120)	(560,005)	(384,516)

Net Increase in Net Assets Resulting from Operations	$3,943,191	$2,516,194	$7,585,127	$5,304,043

Basic and Diluted per Share of Common Stock:
Net investment income	$0.13	$0.13	$0.26	$0.25
Net increase in net assets resulting from operations	$0.12	$0.11	$0.24	$0.23

Weighted average shares of common stock outstanding basic diluted	31,880,752	23,840,839	31,019,614	22,945,473

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Operations
Net investment income	$8,145,132	$5,688,559
Net realized gain on investments	101,731	217,757
Net change in unrealized depreciation on investments	(661,736)	(602,273)
Net increase in net assets resulting from operations	7,585,127	5,304,043

Distributions:
Distributions to common stockholders	(8,246,864)	(5,736,266)
Return of capital to common stockholders	(60,025)	(149,797)
Total distributions	(8,306,889)	(5,886,063)

Capital Share Transactions:
Issuance of common stock	35,000,000	30,000,000
Reinvestment of common stock	30	27
Net increase in net assets from capital share transactions	35,000,030	30,000,027

Net Increase in Net Assets	34,278,268	35,304,070

Net Assets, Beginning of Period	267,423,235	209,195,576

Net Assets, End of Period	$301,701,503	$244,499,646

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,585,127	$5,304,043
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized gain on investments	(101,733)	(217,757)
Net change in unrealized depreciation on investments	661,736	602,273
Accretion of original issue discount interest and payment-in-kind interest	(135,319)	(76,643)
Increase in interest receivable	(269,162)	(87,364)
(Decrease) increase in receivable from bank loan repayment	679	(19,304)
Increase in other assets	(90,000)	(80,759)
(Decrease) increase in accrued expenses and other liabilities	(182,307)	173,944
Increase (decrease) in fees due to investment advisor(a)	115,520	(37,604)
(Decrease) increase in payable for investments purchased	(1,154,706)	8,469,995
Investment activity:
Investments purchased	(75,349,578)	(85,799,027)
Proceeds from investments sold	1,951,362	1,390,962
Repayment of bank loans	29,011,639	31,583,532
Total investment activity	(44,386,577)	(52,824,533)

Net cash used in operating activities	(37,956,742)	(38,793,709)

Cash flows from financing activities:
Issuance of shares of common stock	35,000,000	30,000,000
Distributions paid to common stockholders	(8,306,859)	(5,886,036)

Net cash provided by financing activities	26,693,141	24,113,964

Net decrease in cash and cash equivalents	(11,263,601)	(14,679,745)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	17,715,145	29,721,559

Cash and cash equivalents, end of period	$6,451,544	$15,041,814

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$30	$27

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of June 30, 2019

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (102.1%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 7.07% (Libor + 4.75%), maturity 7/9/25(i)	$5,226,868	$5,185,916	$5,232,195
Pathway, Senior Secured Initial Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 12/20/24	4,289,715	4,245,384	4,268,265
Tecomet, Senior Secured 2017 Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 5/1/24(i)	3,979,696	3,961,815	3,973,440
Young, Senior Secured Initial Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 11/7/24	3,853,813	3,842,673	3,834,542
Advarra, Senior Secured Initial Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 7/9/26(i)	3,814,286	3,771,905	3,776,143
Specialty Care, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 9/1/23	3,360,011	3,364,039	3,343,210
Zest Dental, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 3/14/25	3,350,176	3,375,567	3,316,673
Confluent Health, Senior Secured Initial Term Loan, 7.32% (Libor + 5.00%), maturity 6/24/26(i)	3,000,000	2,970,000	2,970,000
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 8/18/23	2,921,549	2,900,024	2,848,510
Veritext, Senior Secured Initial Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 8/1/25	2,576,153	2,563,319	2,563,272
MedRisk, Senior Secured Initial Term Loan (First Lien), 5.07% (Libor + 2.75%), maturity 12/27/24	2,462,500	2,468,172	2,456,344
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 9/23/24	2,458,391	2,437,899	2,439,953
Upstream Rehabilitation, Senior Secured Initial Term Loan, 6.32% (Libor + 4.00%), maturity 1/3/24	2,399,699	2,397,672	2,393,700
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 8/1/24	2,352,319	2,340,522	2,352,319
MedRisk, Senior Secured Initial Loan (Second Lien), 9.07% (Libor + 6.75%), maturity 12/29/25(i)	2,100,000	2,072,961	2,089,500
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 12/22/25	1,990,000	1,971,254	1,970,100
CareCentrix, Senior Secured Initial Term Loan, 6.82% (Libor + 4.50%), maturity 4/3/25	1,937,500	1,929,195	1,937,500
Premise Health, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 7/10/25	1,839,051	1,848,132	1,829,856
Alpaca, Senior Secured Term Loan, 6.82% (Libor + 4.50%), maturity 4/19/24(j)(i)	1,682,540	1,657,445	1,657,302
CPS, Unitranche, 7.82% (Libor + 5.50%), maturity 2/28/25	1,500,000	1,478,482	1,492,500
Packaging Coordinators, Senior Secured Initial Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 6/30/23(i)	989,796	996,244	993,508
Veritext, Senior Secured Initial Term Loan (Second Lien), 9.32% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,371	992,500
Dermatologists of Central States, Senior Secured Term Loan, 8.82% (Libor + 6.50%), maturity 4/20/22	982,297	975,021	977,385
Alcami, Senior Secured Initial Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 7/14/25	992,500	988,061	972,650
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 7.82% (Libor + 5.50%), maturity 5/9/25	992,500	979,504	965,206
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 5/10/23(i)	926,799	932,332	916,079
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 10.57% (Libor + 8.25%), maturity 9/1/24	850,000	842,769	845,750
Injured Workers Pharmacy, Senior Secured Term Loan (First Lien), 7.07% (Libor + 4.75%), maturity 7/22/20(i)	482,571	472,859	471,110
RMP & MedA/Rx, Senior Secured Term Loan, 6.82% (Libor + 4.50%), maturity 3/2/22	449,941	448,591	448,816
Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.57% (Libor + 4.25%), maturity 7/9/26(i)	47,619	40,000	47,143
Alpaca, Senior Secured Revolver, 6.82% (Libor + 4.50%), maturity 4/19/24(i)	-	(3,883)	-

High Tech Industries
Qlik, Senior Secured 2019 Incremental Term Loan, 6.57% (Libor + 4.25%), maturity 4/26/24(i)	4,000,000	3,971,838	4,006,429
Barracuda, Senior Secured 2019 Incremental Term Loan (First Lien), 5.57% (Libor + 3.25%), maturity 2/12/25(i)	3,468,741	3,482,926	3,475,805
Navicure, Senior Secured Initial Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 11/1/24	3,448,734	3,438,547	3,448,734
Masergy, Senior Secured Initial Loan (Second Lien), 9.82% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,419,316	3,411,429
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 8/16/24	3,439,013	3,412,096	3,404,622
Sparta, Senior Secured New Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 8/21/24	3,438,750	3,440,680	3,361,378
Infogroup, Senior Secured Term Loan (First Lien), 7.32% (Libor + 5.00%), maturity 4/3/23	2,934,950	2,907,107	2,912,938
McAfee, Senior Secured Term B USD Loan, 6.07% (Libor + 3.75%), maturity 9/30/24(i)	2,878,935	2,890,891	2,881,068
HelpSystems, Senior Secured Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 3/28/25	2,475,000	2,472,898	2,468,813
Idera, Senior Secured Initial Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 6/28/24(i)	2,157,091	2,156,191	2,167,876
eResearch (ERT), Senior Secured Initial Term Loan, 6.07% (Libor + 3.75%), maturity 5/2/23(i)	2,049,880	2,049,880	2,047,553
QuickBase, Senior Secured Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 4/2/26(i)	2,000,000	1,990,349	2,005,000
Intermedia , Senior Secured New Term Loan (First Lien), 8.32% (Libor + 6.00%), maturity 7/21/25(i)	1,990,000	1,972,072	1,999,950
Flexera Software, Senior Secured Initial Term Loan (First Lien), 5.57% (Libor + 3.25%), maturity 2/26/25(i)	1,975,000	1,980,425	1,974,313
ECi Software Solutions, Senior Secured Initial Term Loan, 6.57% (Libor + 4.25%), maturity 9/27/24(i)	1,976,180	1,964,808	1,977,443
GlobalLogic, Senior Secured Initial Term Loan, 5.57% (Libor + 3.25%), maturity 8/1/25(i)	1,736,875	1,727,806	1,736,875
Bomgar, Senior Secured Initial Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 4/18/25(i)	1,732,500	1,743,599	1,722,274
Ultimate Software , Senior Secured Initial Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 5/4/26(i)	1,500,000	1,502,524	1,506,872
SciQuest, Senior Secured Term Loan, 6.32% (Libor + 4.00%), maturity 12/28/24	1,477,500	1,471,373	1,477,500
Navex Global, Senior Secured Initial Term Loan (First Lien), 5.57% (Libor + 3.25%), maturity 9/5/25(i)	1,488,750	1,473,436	1,467,956
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.57% (Libor + 4.25%), maturity 5/7/21	1,440,372	1,439,587	1,433,171
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 12.57% (Libor + 10.25%), maturity 1/20/22	1,000,000	994,488	985,000
LANDesk, Senior Secured Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 1/20/24(i)	983,378	973,778	983,378
Corsair, Senior Secured Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 8/28/24	987,459	983,306	965,241
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 12/2/22	838,498	834,347	834,306
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.57% (Libor + 3.25%), maturity 12/15/23	487,500	485,823	485,063
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 6.07% (Libor + 3.75%), maturity 2/9/23(i)	428,635	427,807	426,799

Services: Business
RevSpring, Senior Secured Initial Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 10/11/25(i)	3,980,000	3,975,454	3,977,165
CoAdvantage, Senior Secured Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 10/1/23	3,652,771	3,652,771	3,634,507
Allied Universal 2019, Senior Secured Initial Term Loan, 6.57% (Libor + 4.25%), maturity 7/10/26(i)	3,500,000	3,465,000	3,465,000
Fleetwash, Senior Secured Incremental Term Loan, 7.07% (Libor + 4.75%), maturity 10/1/24	2,977,500	2,950,657	2,962,613
Addison, Senior Secured Initial Term Loan, 7.32% (Libor + 5.00%), maturity 4/15/26(i)	3,000,000	2,941,604	2,962,500
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 6/19/24	2,909,060	2,909,060	2,879,970
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 2/9/26(i)	2,493,750	2,497,410	2,510,702

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2019

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business (continued):
HireRight, Senior Secured Initial Term Loan (Second Lien), 9.57% (Libor + 7.25%), maturity 7/10/26	$2,500,000	$2,477,716	$2,481,250
Newport Group, Senior Secured Initial Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 9/12/25(i)	2,483,744	2,469,808	2,471,325
Kellermeyer Bergensons Services, Senior Secured 2018 Replacement Term Loan (First Lien), 7.07% (Libor + 4.75%), maturity 10/29/21	2,307,274	2,299,141	2,289,970
Systems Maintenance Services, Senior Secured Initial Term Loan (First Lien), 7.32% (Libor + 5.00%), maturity 10/30/23(i)	2,925,000	2,925,000	2,084,063
Aimbridge, Senior Secured Initial Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 2/2/26(i)	1,995,000	1,987,816	2,005,450
Allied Universal, Senior Secured Incremental Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 7/28/22(i)	1,990,000	1,990,024	1,990,000
First Advantage, Senior Secured Term Loan (First Lien), 7.57% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,993,108	1,985,000
Equian, Senior Secured 2018 Incremental Term Loan, 5.57% (Libor + 3.25%), maturity 5/20/24(i)	1,977,741	1,970,279	1,974,734
Vistage, Senior Secured Term B Loan (First Lien), 6.32% (Libor + 4.00%), maturity 2/10/25	1,975,000	1,971,271	1,970,063
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 12/31/24(i)	1,521,613	1,517,412	1,519,711
Eliassen Group, Senior Secured Initial Term B Loan, 6.82% (Libor + 4.50%), maturity 11/5/24	1,496,874	1,489,844	1,493,132
OSG Billing Services, Senior Secured Term B Loan (First Lien), 6.57% (Libor + 4.25%), maturity 3/27/24	1,481,891	1,476,744	1,467,072
DBi Services, Senior Secured Term B Loan (Second Lien), 8.00% (Libor + 8.00%), maturity 2/2/26	1,209,731	1,209,731	1,209,731
Diversified, Senior Secured Initial Term Loan, 7.07% (Libor + 4.75%), maturity 12/23/23	997,500	990,273	992,513

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 12/15/25(i)	3,980,000	3,912,300	3,964,579
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 5/30/24	3,445,087	3,430,088	3,384,798
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 7.07% (Libor + 4.75%), maturity 10/4/21	2,826,465	2,819,848	2,762,869
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.57% (Libor + 3.25%), maturity 1/31/25(i)	2,695,875	2,705,852	2,551,559
Unifrax, Senior Secured USD Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 12/12/25(i)	2,488,747	2,466,875	2,424,716
Zep, Senior Secured Initial Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 8/12/24	1,966,231	1,964,068	1,917,075
Borchers, Senior Secured Term Loan, 6.82% (Libor + 4.50%), maturity 11/1/24	1,910,136	1,904,795	1,900,585
Boyd Corp, Senior Secured Initial Loan (Second Lien), 9.07% (Libor + 6.75%), maturity 9/6/26(i)	2,000,000	2,002,342	1,858,940
DuBois, Senior Secured Term Loan (Second Lien), 10.32% (Libor + 8.00%), maturity 3/15/25	1,500,000	1,486,601	1,485,000
DuBois, Senior Secured Term Loan (First Lien), 5.57% (Libor + 3.25%), maturity 3/15/24(i)	1,481,391	1,482,503	1,462,271
Houghton International, Senior Secured Term Loan (Second Lien), 10.82% (Libor + 8.50%), maturity 12/21/20	1,000,000	1,000,000	995,000
Invictus, Senior Secured Initial Term Loan (First Lien), 5.32% (Libor + 3.00%), maturity 3/28/25(i)	992,463	999,342	984,380
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 10/28/24	992,443	973,946	981,278
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 3/31/25(i)	987,500	983,251	906,101

Services: Consumer
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 6/3/24(i)	5,452,083	5,433,496	5,397,562
A Place For Mom, Senior Secured Term Loan, 6.07% (Libor + 3.75%), maturity 8/10/24	2,679,781	2,679,017	2,649,634
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 12/18/25(i)	2,487,500	2,369,866	2,478,172
Weld North, Senior Secured Initial Term Loan, 6.57% (Libor + 4.25%), maturity 2/15/25(i)	2,476,212	2,452,203	2,463,831
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 2/21/22	2,430,055	2,430,055	2,417,905
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 5/14/26(i)	2,000,000	1,995,043	1,996,839
LegalShield, Senior Secured Initial Term Loan (First Lien), 5.57% (Libor + 3.25%), maturity 5/1/25(i)	1,994,550	1,980,208	1,989,564
SMG, Senior Secured Initial Term Loan (First Lien), 5.32% (Libor + 3.00%), maturity 1/23/25(i)	1,986,175	1,972,480	1,977,371
Valet Living, Senior Secured Initial Term Loan, 6.32% (Libor + 4.00%), maturity 9/28/25(i)	992,500	990,232	992,500
Spring Education, Senior Secured Initial Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 7/30/25(i)	992,500	990,290	987,223

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 8.07% (Libor + 5.75%), maturity 10/31/22	2,895,854	2,832,946	2,830,697
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.82% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
Kestra Financial, Senior Secured Initial Term Loan, 6.57% (Libor + 4.25%), maturity 6/3/26(i)	2,000,000	1,980,071	1,992,129
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 9/6/24	1,477,500	1,474,490	1,466,419
Aperio, Senior Secured Loan, 7.32% (Libor + 5.00%), maturity 10/25/24(i)	962,500	957,860	958,891
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 6/12/26(i)	877,193	872,210	872,807
Integrity Marketing Group, Senior Secured Term Loan, 6.57% (Libor + 4.25%), maturity 11/28/25(i)	479,365	477,012	479,365

Aerospace & Defense
StandardAero, Senior Secured Initial Term B-1 Loan, 6.32% (Libor + 4.00%), maturity 4/6/26(i)	3,576,923	3,564,311	3,597,645
StandardAero, Senior Secured Initial Term B-2 Loan, 6.32% (Libor + 4.00%), maturity 4/6/26(i)	1,923,077	1,916,296	1,934,218
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 10.07% (Libor + 7.75%), maturity 4/30/26	1,500,000	1,515,745	1,488,750
Tronair, Senior Secured Initial Term Loan (First Lien), 7.07% (Libor + 4.75%), maturity 9/8/23	1,463,662	1,456,568	1,434,388

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 10/12/24(i)	3,893,929	3,889,356	3,881,486
Transplace, Senior Secured Closing Date Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 10/7/24(i)	2,967,462	2,958,688	2,960,231
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 10/7/21	1,209,092	1,209,287	1,195,490

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 8.32% (Libor + 6.00%), maturity 12/8/23	3,456,250	3,413,521	3,417,367
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 9/11/23	1,906,766	1,893,944	1,878,165
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.82% (Libor + 4.50%), maturity 10/26/23(i)	1,741,772	1,728,720	1,733,063
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 12/16/24	992,451	999,179	985,007

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2019

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.32% (Libor + 3.00%), maturity 3/20/25	$3,955,596	$3,955,979	$3,925,929
PetroChoice, Senior Secured Initial Term Loan (First Lien), 7.32% (Libor + 5.00%), maturity 8/19/22(i)	1,925,184	1,899,874	1,915,559
ABB Optical, Senior Secured Initial Term Loan (First Lien), 7.32% (Libor + 5.00%), maturity 6/15/23	1,462,424	1,459,133	1,425,864

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 11/20/23(i)	3,443,354	3,464,949	3,315,958
Pregis Corporation, Senior Secured Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 5/20/21(i)	1,722,682	1,727,931	1,722,843
Tank Holding, Senior Secured Initial Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 3/26/26(i)	1,000,000	995,148	1,002,162
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 11/30/23(i)	497,451	497,451	492,238
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 6.57% (Libor + 4.25%), maturity 5/12/20	491,337	490,631	487,652

Construction & Building
PlayPower, Senior Secured Initial Term Loan, 7.82% (Libor + 5.50%), maturity 5/8/26	1,944,444	1,944,444	1,929,861
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 5.57% (Libor + 3.25%), maturity 7/29/22	1,488,434	1,474,797	1,488,434
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 5.32% (Libor + 3.00%), maturity 6/3/24(i)	1,482,393	1,469,367	1,437,218
Hoffman Southwest, Senior Secured Initial Term Loan, 6.82% (Libor + 4.50%), maturity 8/14/23(i)	993,671	983,785	983,734
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 9/30/24(i)	981,909	979,906	967,016

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 9/30/24(i)	2,456,250	2,456,250	2,411,755
BAS, Senior Secured Repricing Term Loan, 6.07% (Libor + 3.75%), maturity 5/21/24(i)	1,979,809	1,980,962	1,981,819
Edward Don, Senior Secured Initial Term Loan, 6.57% (Libor + 4.25%), maturity 7/2/25(i)	1,486,256	1,479,633	1,482,541
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 12/2/24(i)	496,222	500,205	496,156
TriMark, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 8/28/24(i)	493,719	495,318	412,875

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.57% (Libor + 3.25%), maturity 3/20/25	3,510,367	3,495,458	3,484,039
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 10.57% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,399	1,791,000
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 2/3/25	992,500	966,791	987,538

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 8.07% (Libor + 5.75%), maturity 12/20/22	1,915,217	1,901,717	1,896,066
Northstar, Senior Secured Term Loan, 8.57% (Libor + 6.25%), maturity 6/7/22	1,491,935	1,491,935	1,477,016
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 7.07% (Libor + 4.75%), maturity 6/21/22	1,466,250	1,457,089	1,444,256
Vestcom International, Senior Secured L/C Collaterilized, 6.32% (Libor + 4.00%), maturity 12/19/23	783,878	787,025	776,039

Beverage, Food & Tobacco
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 6.07% (Libor + 3.75%), maturity 8/25/25	1,985,000	1,976,066	1,985,000
Sovos Brands, Senior Secured Initial Term Loan (2018), 7.32% (Libor + 5.00%), maturity 11/20/25	1,990,000	1,971,427	1,975,075

Hotel, Gaming & Leisure
On Location, Senior Secured Second Amendment Term Loan, 7.32% (Libor + 5.00%), maturity 9/29/21(i)	1,937,437	1,922,055	1,918,063
Auto Europe, Senior Secured Initial Dollar Term Loan, 7.32% (Libor + 5.00%), maturity 10/21/23	1,200,000	1,190,446	1,197,000

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 6.32% (Libor + 4.00%), maturity 11/21/23	2,942,366	2,928,989	2,920,299

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 6.07% (Libor + 3.75%), maturity 6/30/23	2,321,181	2,317,516	2,321,181

Retail
Grocery Outlet, Senior Secured Initial Term Loan (First Lien), 6.07% (Libor + 3.75%), maturity 10/22/25(i)	1,310,862	1,307,898	1,311,676
Albertson's, Senior Secured 2018 Term B-7 Loan, 5.32% (Libor + 3.00%), maturity 11/17/25(i)	497,500	494,040	496,439

Total Bank Loans		$310,044,785	$308,165,899

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.2%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$400,267
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $58,608)(j)(m)(n)(o)		58,608	58,608

Total Equity and Preferred Shares		$859,143	$458,875

Total Portfolio Investments(p)		$310,903,928	$308,624,774

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2019

(Expressed in U.S. Dollars)

(unaudited)

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All loans are restricted, unless otherwise noted.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., " 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	At June 30, 2019, the cost of investments for income tax purposes was $310,903,928 the gross unrealized depreciation for federal tax purposes was $3,027,620, the gross unrealized appreciation for federal income tax purposes was $748,466, and the net unrealized depreciation was $2,279,154.

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

June 30, 2019

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at June 30, 2019 and December 31, 2018. At such dates, cash was not subject to any restrictions on withdrawal.

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

As of June 30, 2019, the Company held 141 investments in loans with OID. The Company accrued OID income of $72,568 and $102,497 for the three and six months ended June 30, 2019, respectively. The unamortized balance of OID on debt investments as of June 30, 2019, totaled $1,427,384. As of December 31, 2018, the Company held 130 investments in loans with OID. The Company accrued OID income of $33,697 and $76,643 for the three and six months ended June 30, 2018, respectively. The unamortized balance of OID investments as of December 31, 2018, totaled $1,038,045.

As of June 30, 2019, the Company held one investment which had a PIK interest component. The Company recorded $32,822 of PIK interest income for three and six months ended June 30, 2019. The Company did not hold any investments as of June 30, 2018 which had a PIK interest component. The Company did not record any PIK interest income for the three and six months ended June 30, 2018.

As of June 30, 2019 and December 31, 2018, the Company held $6,451,544 and $17,715,145 cash and cash equivalents, respectively. For the three and six months ended June 30, 2019, the Company earned $42,795 and $93,515, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and six months ended June 30, 2018, the Company earned $31,119 and $68,107, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and six months ended June 30, 2019, the Company accrued $15,340 and $33,150 of other income, respectively, related to amendment and documentation fees. For the three and six months ended June 30, 2018, the Company accrued $16,452 and $48,562 of other income, respectively, related to amendment fees.

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

As of June 30, 2019, $155,256,376 of the Company’s investments were valued using unobservable inputs, and $153,368,398 were valued using observable inputs. During the six months ended June 30, 2019, $44,029,798 and $31,502,321 of investments transferred into and out of Level 3, respectively.

As of December 31, 2018, $142,020,074 of the Company’s investments were valued using unobservable inputs, and $122,642,807 were valued using observable inputs. During the six months ended June 30, 2018, $48,655,402 and $17,862,753 of investments transferred into and out of Level 3, respectively.

The following tables present the Company’s investments carried at fair value as of June 30, 2019 and December 31, 2018, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$149,361,350	$137,170,699	$286,532,049
Second lien debt	-	3,948,440	17,685,410	21,633,850
Equity and Preferred Shares	-	58,608	400,267	458,875
Total	$-	$153,368,398	$155,256,376	$308,624,774

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$118,541,537	$124,975,467	$243,517,004
Second lien debt		4,101,270	17,044,607	21,145,877
Total	$-	$122,642,807	$142,020,074	$264,662,881

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2019. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$137,170,699	Matrix Pricing	Senior Leverage	2.72x - 7.00x	4.80x
			Total Leverage	3.36x - 9.24x	6.07x
			Interest Coverage	1.18x - 4.18x	2.05x
			Debt Service Coverage	1.02x - 2.97x	1.71x
			TEV Coverage	1.17x - 4.51x	2.43x
			Liquidity	18.81% - 504.44%	140.20%
			Spread Comparison	275bps - 650bps	429bps

Second lien debt	16,475,679	Matrix Pricing	Senior Leverage	4.41x - 7.00x	5.91x
			Total Leverage	4.41x - 7.00x	5.92x
			Interest Coverage	1.61x - 3.38x	2.07x
			Debt Service Coverage	1.42x - 3.02x	1.80x
			TEV Coverage	1.37x - 2.39x	1.78x
			Liquidity	19.50% - 291.13%	140.80%
			Spread Comparison	700bps - 1025bps	784bps

	1,209,731	Market Analysis	Senior Leverage	11.23x	11.23x
			Total Leverage	17.66x	17.66x
			Interest Coverage	5.34x	5.34x
			Debt Service Coverage	5.34x	5.34x
			TEV Coverage	0.68x	0.68x
			Liquidity	74.48%	74.48%
			Spread Comparison	800bps	800bps

Total	$154,856,109

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $400,267 of equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase or decrease in market yields, discount rates or leverage or a decrease in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding decrease or increase, respectively, in the fair value of certain of the Company’s investments.

The following tables provide the changes in fair value, broken out by security type, during the six months ended June 30, 2019 and 2018 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Six Months Ended June 30, 2019	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2018	$124,975,467	$17,044,607	$-	$142,020,074
Transfers into Level 3	42,526,048	1,503,750	-	44,029,798
Transfers out of Level 3	(30,410,571)	(1,091,750)	-	(31,502,321)
Total gains:
Net realized gain(a)	68,003	5,476	-	73,479
Net unrealized depreciation(b)	(23,300)	8,688	(400,268)	(414,880)
New investments, repayments and settlements:(c)
Purchases	11,947,299	1,209,731	800,535	13,957,565
Settlements/repayments	(12,004,057)	(1,000,000)	-	(13,004,057)
Net amortization of premiums, PIK, discounts and fees	91,810	4,908	-	96,718
Fair Value as of June 30, 2019	$137,170,699	$17,685,410	$400,267	$155,256,376

(a)	Included in net realized gain on the accompanying Statement of Operations for the six months ended June 30, 2019.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2019.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Six Months Ended June 30, 2018	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2017	$64,377,922	$15,716,499	$80,094,421
Transfers into Level 3	44,486,541	4,168,861	48,655,402
Transfers out of Level 3	(13,382,753)	(4,480,000)	(17,862,753)
Total gains:
Net realized gain(a)	25,705	19,140	44,845
Net unrealized depreciation(b)	(528,494)	(73,511)	(602,005)
New investments, repayments and settlements:(c)
Purchases	23,171,724	841,500	24,013,224
Settlements/repayments	(7,532,490)	(1,571,429)	(9,103,919)
Net amortization of premiums, discounts and fees	58,058	2,601	60,659
Sales	(894,087)	-	(894,087)
Fair Value as of June 30, 2018	$109,782,126	$14,623,661	$124,405,787

(a)	Included in net realized gain on the accompanying Statement of Operations for the six months ended June 30, 2018.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2018.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at June 30, 2019 and 2018 was $(590,452) and $(564,292), respectively.

Investment Activities

The Company held a total of 157 investments with an aggregate fair value of $308,624,774 as of June 30, 2019. During the six months ended June 30, 2019, the Company invested in 31 new investments for a combined $57,384,637 and in existing investments for a combined $17,964,941. The Company also received $29,011,639 in repayments from investments and $1,951,362 from investments sold during the six months ended June 30, 2019.

The Company held a total of 144 syndicated investments with an aggregate fair value of $264,662,881 as of December 31, 2018. During the six months ended June 30, 2018, the Company invested in 44 new syndicated investments for a combined $72,398,817 and in existing investments for a combined $13,400,210. The Company also received $31,583,532 in repayments from investments and $1,390,962 from investments sold during the six months ended June 30, 2018.

Investment Concentrations

As of June 30, 2019, the Company’s investment portfolio consisted of investments in 145 companies located in 34 states across 20 different industries, with an aggregate fair value of $308,624,774. The five largest investments at fair value as of June 30, 2019 totaled $22,881,616, or 7.41% of the Company’s total investment portfolio as of such date. As of June 30, 2019, the Company’s average investment was $1,980,280 at cost.

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

The following table outlines the Company’s investments by security type as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$288,229,346	92.71%	$286,532,049	92.84%	$245,071,304	92.04%	$243,517,004	92.01%
Second lien debt	21,815,439	7.01%	21,633,850	7.01%	21,208,995	7.96%	21,145,877	7.99%
Total Debt Investments	310,044,785	99.72%	308,165,899	99.85%	266,280,299	100.00%	264,662,881	100.00%
Equity and Preferred Shares	859,143	0.28%	458,875	0.15%	-	0.00%	-	0.00%
Total Equity Investments	859,143	0.28%	458,875	0.15%	-	0.00%	-	0.00%
Total Investments	$310,903,928	100.00%	$308,624,774	100.00%	$266,280,299	100.00%	$264,662,881	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$64,434,079	20.88%	$47,520,070	17.95%
High Tech Industries	55,567,786	18.00	45,031,546	17.01
Services: Business	48,726,738	15.79	36,858,954	13.93
Chemicals, Plastics & Rubber	27,579,151	8.94	27,716,784	10.47
Services: Consumer	23,350,601	7.57	15,942,194	6.02
Banking, Finance, Insurance & Real Estate	10,600,308	3.43	12,125,388	4.58
Aerospace & Defense	8,455,001	2.74	5,910,069	2.23
Transportation: Cargo	8,037,207	2.60	9,133,648	3.45
Consumer Goods: Non-durable	8,013,602	2.60	7,914,631	2.99
Wholesale	7,267,352	2.35	8,518,879	3.22
Containers, Packaging & Glass	7,020,853	2.27	5,586,643	2.11
Construction & Building	6,806,263	2.21	6,410,816	2.42
Capital Equipment	6,785,146	2.20	7,256,899	2.74
Automotive	6,262,577	2.03	6,221,047	2.35
Media: Advertising, Printing & Publishing	5,593,377	1.81	5,615,196	2.12
Beverage, Food & Tobacco	3,960,075	1.28	5,909,736	2.23
Hotel, Gaming & Leisure	3,115,063	1.01	3,204,041	1.21
Forest Products & Paper	2,920,299	0.95	2,947,992	1.12
Consumer Goods: Durable	2,321,181	0.75	2,344,598	0.90
Retail	1,808,115	0.59	2,493,750	0.95
	$308,624,774	100.00%	$264,662,881	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Northeast	$79,612,482	25.80%	$61,537,340	23.25%
Midwest	65,689,319	21.28	63,396,284	23.95
West	44,327,618	14.36	40,497,635	15.30
Southwest	39,980,633	12.95	27,587,594	10.42
Southeast	38,038,134	12.33	36,204,672	13.68
East	33,192,820	10.76	25,540,011	9.65
Northwest	4,614,029	1.50	4,639,772	1.75
South	3,169,739	1.02	3,193,759	1.21
Other (a)	-	-	2,065,814	0.79
Total Investments	$308,624,774	100.00%	$264,662,881	100.00%

(a)	The borrower for Livingston, Livingston International Inc., is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2019:

For the Fiscal Years Ending December 31:	Amount
2019	$1,292,691
2020	4,551,550
2021	15,079,338
2022	24,853,044
2023	47,857,329
Thereafter	217,838,217
Total contractual repayments	311,472,169
Adjustments to cost basis on debt investments(a)	(1,427,384)
Total Cost Basis of Debt Investments Held at June 30, 2019:	$310,044,785

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

For the three and six months ended June 30, 2019, the Company recorded base management fees of $808,440 and $1,547,094, respectively, and waivers to the base management fees of $282,954 and $541,483, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2018, the Company recorded base management fees of $623,184 and $1,161,484, respectively, and waivers to the base management fees of $218,114 and $406,518, respectively, as set forth within the accompanying statements of operations.

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

For the three and six months ended June 30, 2019, the Company recorded incentive fees related to net investment income of $647,108 and $1,259,236, respectively. Offsetting the incentive fees were waivers of the incentive fees of $521,159 and $1,010,450 for the three and six months ended June 30, 2019, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2018, the Company recorded incentive fees related to net investment income of $476,412 and $874,976, respectively. Offsetting the incentive fees were waivers of the incentive fees of $388,030 and $731,096 for the three and six months ended June 30, 2018, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2019, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2018, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2019 and December 31, 2018 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2019	December 31, 2018
Net base management fee due to Adviser	$525,486	$424,873
Net incentive fee due to Adviser	125,948	111,041
Other expenses due to Adviser (a)	-	-
Total fees due to Adviser, net of waivers	651,434	535,914
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$717,684	$602,164

(a) Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Numerator for basic and diluted net increase in net assets resulting from operations per common share	$3,943,191	$2,516,194	$7,585,127	$5,304,043
Denominator for basic and diluted weighted average common shares	31,880,752	23,840,839	31,019,614	22,945,473
Basic and diluted net increase in net assets resulting from operations per common share	$0.12	$0.11	$0.24	$0.23

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

During the three and six months ended June 30, 2019, the Company declared and paid distributions of $8,306,889, or $0.26 per share. The tax character of the distributions declared and paid represented $8,280,510 from ordinary income and $26,379 from capital gains. During the three and six months ended June 30, 2018, the Company declared and paid distributions of $5,886,063, or $0.25 per share. The tax character of the distributions declared and paid represented $5,736,266 from ordinary income and $149,797 from capital gains.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2018. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2015, 2016, 2017 and 2018 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three and six months ended June 30, 2019 and 2018, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. As of June 30, 2019, $25,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of June 30, 2019 and December 31, 2018, were 31,949,579 and 28,269,649, respectively.

The following table details the activity of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2019	$30,384	$289,243,891	$1,790,897	$291,065,172
Net investment income	-	-	4,187,593	4,187,593
Net realized gains from investment transactions	-	-	73,811	73,811
Net change in unrealized depreciation on investments	-	-	(318,214)	(318,214)
Issuance of shares	1,566	14,998,434	-	15,000,000
Distributions to Stockholders	-	-	(8,306,889)	(8,306,889)
Reinvested Dividends	-	30	-	30
Balance as of June 30, 2019	$31,950	$304,242,355	$(2,572,802)	$301,701,503

Six Months Ended June 30, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235
Net investment income	-	-	8,145,132	8,145,132
Net realized gains from investment transactions	-	-	101,731	101,731
Net change in unrealized depreciation on investments	-	-	(661,736)	(661,736)
Issuance of shares	3,680	34,996,320	-	35,000,000
Distributions to Stockholders	-	-	(8,306,889)	(8,306,889)
Reinvested Dividends	-	30	-	30
Balance as of June 30, 2019	$31,950	$304,242,355	$(2,572,802)	$301,701,503

Three Months Ended June 30, 2018	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2018	$23,546	$224,265,364	$2,694,515	$226,983,425
Net investment income	-	-	3,087,314	3,087,314
Net realized gains from investment transactions	-	-	67,959	67,959
Net change in unrealized depreciation on investments	-	-	(639,079)	(639,079)
Issuance of shares	1,579	14,998,421	-	15,000,000
Distributions to Stockholders	-	-	(5,886,063)	(5,886,063)
Reinvested Dividends	-	27	-	27
Balance as of June 30, 2018	$25,125	$239,263,812	$(675,354)	$238,613,583

Six Months Ended June 30, 2018	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2017	$21,989	$209,266,921	$(93,334)	$209,195,576
Net investment income	-	-	5,688,559	5,688,559
Net realized gains from investment transactions	-	-	217,757	217,757
Net change in unrealized appreciation on investments	-	-	(602,273)	(602,273)
Issuance of shares	3,136	29,996,864	-	30,000,000
Distributions to Stockholders	-	-	(5,886,063)	(5,886,063)
Reinvested Dividends	-	27	-	27
Balance as of June 30, 2018	$25,125	$239,263,812	$(675,354)	$238,613,583

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

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2019 and December 31, 2018:

Investment	Industry	June 30, 2019	December 31, 2018

Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.57% (Libor + 4.25%), maturity 7/9/26(i)	Healthcare & Pharmaceuticals	$714,286	$-
Pathway, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 12/20/24	Healthcare & Pharmaceuticals	690,264	-
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.57% (Libor + 4.25%), maturity 12/31/24(i)	Services: Business	464,667	-
Mavis, Senior Secured Closing Date Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 3/20/25	Automotive	445,141	469,764
Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.57% (Libor + 4.25%), maturity 7/9/26(i)	Healthcare & Pharmaceuticals	423,810	-
Alpaca, Senior Secured Revolver, 6.82% (Libor + 4.50%), maturity 4/19/24(i)	Healthcare & Pharmaceuticals	258,852	-
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 12/2/22	High Tech Industries	153,941	194,963
Premise Health, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 7/10/25	Healthcare & Pharmaceuticals	147,052	147,052
Veritext, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 8/1/25	Healthcare & Pharmaceuticals	125,522	166,833
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.82% (Libor + 4.50%), maturity 6/12/26(i)	Banking, Finance, Insurance & Real Estate	122,807	-
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 5.82% (Libor + 3.50%), maturity 5/14/26(i)	Services: Consumer	100,000	-
Ansira, Senior Secured Initial Term Loan, 8.55% (Libor + 5.75%), maturity 12/20/22	Media: Advertising, Printing & Publishing	38,214	85,171
Integrity Marketing Group, Senior Secured Term Loan, 7.05% (Libor + 4.25%), maturity 11/28/25	Banking, Finance, Insurance & Real Estate	19,370	78,740
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 3.00%), maturity 3/20/25	Wholesale	-	736,196
GlobalLogic, Senior Secured Initial Term Loan, 6.05% (Libor + 3.25%), maturity 8/1/25	High Tech Industries	-	250,000
Dermatologists of Central States, Senior Secured Term Loan, 9.30% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	-	91,116
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 9/23/24	Healthcare & Pharmaceuticals	-	5,682

		$3,703,926	$2,225,517

Unfunded commitments represent all amounts unfunded as of June 30, 2019 and December 31, 2018. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Per Share Data:
Net asset value, beginning of period	$9.58	$9.64	$9.46	$9.51
Net investment income(a)	0.13	0.13	0.26	0.25
Net realized gain on investments and change in unrealized depreciation on investments(a)(b)	(0.01)	(0.02)	(0.02)	(0.01)
Net increase in net assets resulting from operations	$0.12	$0.11	$0.24	$0.24

Effect of equity capital activity
Distributions to stockholders from net investment income	(0.26)	(0.24)	(0.26)	(0.24)
Distributions to stockholders from capital gains	-	(0.01)	-	(0.01)
Distributions to stockholders from return of capital(c)	-	-	-	(0.02)
Net asset value at end of period	$9.44	$9.50	$9.44	$9.50
Total return(d)(h)	1.21%	1.10%	2.50%	2.49%
Shares of common stock outstanding at end of period	31,949,579	25,124,820	31,949,579	25,124,820

Statement of Assets and Liabilities Data:
Net assets at end of period	$301,701,503	$238,613,583	$301,701,503	$238,613,583
Average net assets(e)	299,820,875	231,990,089	299,820,875	226,000,729

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	2.53%	2.34%	2.43%	2.29%
Ratio of net expenses to average net assets- annualized(g)	1.45%	1.30%	1.39%	1.28%
Ratio of net investment income to average net assets-annualized	5.60%	5.34%	5.48%	5.08%
Portfolio turnover(h)	0.65%	0.61%	0.65%	0.65%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	For the three and six months ended June 30, 2019, the 0.00 is due to rounding.
(d)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(e)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(h)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

On June 12, 2019, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 1,588,983 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for an aggregate offering price of $15 million. The sale closed on July 3, 2019.

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

This report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the ability of our portfolio companies to achieve their objectives;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•	changes in the general economy;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Adviser and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the adequacy of our financing sources and working capital;
•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K (file no. 814-01154) (the “Annual Report”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of this Report and our Annual Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments as of June 30, 2019, was approximately $308,624,774 and held in 145 portfolio companies as of June 30, 2019. The fair value of our investments, all of which were syndicated loans as of December 31, 2018, was approximately $264,662,881 and held in 135 portfolio companies as of December 31, 2018.

During the six months ended June 30, 2019, we invested in 31 new syndicated investments for a combined $57,384,637 and in existing investments for a combined $17,964,941. We also received $29,011,639 in repayments from investments and $1,951,362 from investments sold during the six months ended June 30, 2019. During the six months ended June 30, 2018, we invested in 44 new syndicated investments for a combined $72,398,817 and in existing investments for a combined $13,400,210. We also received $31,583,532 in repayments from investments and $1,390,962 from investments sold during the six months ended June 30, 2018. In addition, for the three and six months ended June 30, 2019, we had a change in unrealized depreciation of approximately $318,214 and $661,736, respectively, and realized gains of $73,812 and $101,731, respectively. In addition, for the three and six months ended June 30, 2018, we had a change in unrealized depreciation of approximately $639,079 and $602,273, respectively, and realized gains of $67,959 and $217,757, respectively.

Our investment activity for the six months ended June 30, 2019 and 2018, is presented below:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Beginning investment portfolio, at fair value	$264,662,881	$184,336,177
Investments in new portfolio investments	57,384,637	72,398,817
Investments in existing portfolio investments	17,964,941	13,400,210
Principal repayments	(29,011,639)	(31,583,532)
Proceeds from investments sold	(1,951,362)	(1,390,962)
Change in premiums, discounts and amortization	135,319	76,643
Net change in unrealized (depreciation) appreciation on investments	(661,736)	(602,273)
Realized gain on investments	101,733	217,757
Ending portfolio investment activity, at fair value	$308,624,774	$236,852,837
Number of portfolio investments	157	124
Average investment amount, at cost	$1,980,280	$1,913,665
Percentage of investments at floating rates	100.00%	100.00%

As of June 30, 2019 and December 31, 2018, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2019 and through August 14, 2019, we invested $6,995,857 at cost in eleven portfolio companies.

On June 12, 2019, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 1,588,983 shares of the Common Stock for an aggregate offering price of $15 million. The sale closed on July 3, 2019.

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

Revenue

Total investment income for the three and six months ended June 30, 2019 and 2018, is presented in the table below.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Total interest income from non-controlled/non-affiliated investments	$5,216,545	$3,789,055	$10,086,548	$7,005,657
Total other interest income	42,795	31,119	93,515	68,107
Total other income	15,340	16,452	33,150	48,562
Total investment income	$5,274,680	$3,836,626	$10,213,213	$7,122,326

Total investment income for the three months ended June 30, 2019 increased to $5,274,680 from $3,836,626 for the three months ended June 30, 2018, and was driven by our interest income from our increasing investment balance. Total investment income for the six months ended June 30, 2019 increased to $10,213,213 from $7,122,326 for the six months ended June 30, 2018, and was driven by our interest income from our increasing investment balance. As of June 30, 2019 and 2018, the size of our debt portfolio was $310,903,928 and $237,294,506 at amortized cost, respectively, with total debt principal amount outstanding of $311,472,169 and $237,997,062, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Base management fee(a)	$808,440	$623,184	$1,547,094	$1,161,484
Incentive fee(a)	647,108	476,412	1,259,236	874,976
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	52,500	48,750	105,000	97,500
Professional fees	233,450	101,309	388,131	213,019
Other expenses	83,452	39,551	188,053	91,902
Total expenses	1,891,200	1,355,456	3,620,014	2,571,381
Base management fee waivers(a)	(282,954)	(218,114)	(541,483)	(406,518)
Incentive fee waivers(a)	(521,159)	(388,030)	(1,010,450)	(731,096)
Total expenses, net of waivers	$1,087,087	$749,312	$2,068,081	$1,433,767

(a)	Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended June 30, 2019 in comparison to the three months ended June 30, 2018 was driven by our increasing invested balance. For the three months ended June 30, 2019 and 2018, we accrued gross base management fees before waivers of $808,440 and $623,184, respectively. Offsetting those fees, we recognized base management fee waivers of $282,954 and $218,114, respectively. For the three months ended June 30, 2019, we accrued incentive fees related to net investment income before waivers of $647,108, offset by incentive fee waivers of $521,159. For the three months ended June 30, 2018, we accrued incentive fees related to net investment income before waivers of $476,412, offset by incentive fee waivers of $388,030. Additionally, we accrued $66,250 of administrative fees for each of the three months ended June 30, 2019 and 2018. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended June 30, 2019 and 2018, we incurred professional fees of $233,450 and $101,309, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fees was driven by an increase in legal expenses during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. We also incurred expenses related to fees paid to our independent directors of $52,500 and $48,750 for the three months ended June 30, 2019 and 2018, respectively.

The increase in base management fees before waivers for the six months ended June 30, 2019 in comparison to the six months ended June 30, 2018 was driven by our increasing invested balance. For the six months ended June 30, 2019 and 2018, we accrued gross base management fees before waivers of $1,547,094 and $1,161,484, respectively. Offsetting those fees, we recognized base management fee waivers of $541,483 and $406,518, respectively. For the six months ended June 30, 2019, we accrued incentive fees related to net investment income before waivers of $1,259,236, offset by incentive fee waivers of $1,010,450. For the six months ended June 30, 2018, we accrued incentive fees related to net investment income before waivers of $874,976, offset by incentive fee waivers of $731,096. Additionally, we accrued $132,500 of administrative fees for the six months ended June 30, 2019 and 2018. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the six months ended June 30, 2019 and 2018, we incurred professional fees of $388,131 and $213,019, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fees was driven by an increase in legal expenses during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. We also incurred expenses related to fees paid to our independent directors of $105,000 and $97,500 for the six months ended June 30, 2019 and 2018, respectively.

Realized and Unrealized Gains and Losses

We recognized $73,812 and $67,959 in net realized gains for the three months ended June 30, 2019 and 2018, respectively. We recognized $101,731 and $217,757 in net realized gains for the six months ended June 30, 2019 and 2018, respectively.

Net change in unrealized (depreciation) appreciation on investments for the three and six months ended June 30, 2019 and 2018 was as follows:

Type	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
First Lien Debt	$(197,770)	$(658,243)	$(143,049)	$(563,809)
Second Lien Debt	(120,444)	19,164	(118,470)	82,212
Equity and Preferred Shares	-	-	(400,267)	-
Net change in unrealized depreciation appreciation on investments	$(318,214)	$(639,079)	$(661,786)	$(481,597)

Net change in unrealized depreciation on investments during the three and six months ended June 30, 2019 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three and six months ended June 30, 2018 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock (“Shares”), from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of June 30, 2019 and December 31, 2018, we had cash of $6,451,544 and $17,715,145, respectively.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 was $37,956,742. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans. Net cash used in operating activities for the six months ended June 30, 2018 was $38,793,709. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans and interest received from investments.

As of June 30, 2019 and December 31, 2018, we had 13 and 10 investments with unfunded commitments of $3,703,926 and $2,225,517, respectively. We believe that, as of June 30, 2019 and December 31, 2018, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Beginning investment portfolio	$264,662,881	$184,336,177
Investments in new portfolio investments	57,384,637	72,398,817
Investments in existing portfolio investments	17,964,941	13,400,210
Principal repayments	(29,011,639)	(31,583,532)
Proceeds from sales of investments	(1,951,362)	(1,390,962)
Net change in unrealized depreciation on investments	(661,736)	(602,273)
Net realized gain on investments	101,733	217,757
Net change in premiums, discounts and amortization	135,319	76,643
Investment Portfolio, at Fair Value	$308,624,774	$236,852,837

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2019 was $35,000,000 from issuances of 3,679,930 Shares to our stockholders, in connection with our capital calls and our dividend reinvestment program during the period. This was partially offset by $8,306,859 of distributions paid to our common stockholders. Net cash provided by our financing activities for the six months ended June 30, 2018 was $24,113,964 from issuances of 3,136,583 Shares to our stockholders, in connection with our capital calls and our dividend reinvestment program during the period. This was partially offset by $5,886,036 of distributions paid to our common stockholders.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. As of June 30, 2019, $25,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of June 30, 2019 and December 31, 2018, were 31,949,579 and 28,269,649, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared and paid distributions of $8,306,889, or $0.26 per share during the three and six months ended June 30, 2019. We declared and paid distributions of $5,886,063, or $0.25 per share during the three and six months ended June 30, 2018.

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

Related Party Fees

For the three months ended June 30, 2019 and 2018, we recorded base management fees of $808,440 and $623,184, respectively. Offsetting these fees were waivers to the base management fees of $282,954 and $218,114, respectively, as set forth within the accompanying statements of operations.

For the six months ended June 30, 2019 and 2018, we recorded base management fees of $1,547,094 and $1,161,484, respectively. Offsetting those fees were waivers to the base management fees of $541,483 and $406,518, respectively, as set forth within the accompanying statements of operations.

For the three and six months ended June 30, 2019, we recorded incentive fees of $647,108 and $1,259,236, respectively. Offsetting these fees were waivers to the incentive fees of $521,159 and $1,010,450, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2018, we recorded incentive fees of $476,412 and $874,976, respectively. Offsetting these fees were waivers to the incentive fees of $388,030 and $731,096, respectively, as set forth within the accompanying statements of operations.

For the three months ended June 30, 2019 and 2018, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations. For the six months ended June 30, 2019 and 2018, we recorded administrative fees of $132,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of June 30, 2019 and December 31, 2018 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2019	December 31, 2018
Net base management fee due to Adviser	$525,486	$424,873
Net incentive fee due to Adviser	125,948	111,041
Total fees due to Adviser, net of waivers	651,434	535,914
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$717,684	$602,164

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2019, we had nine investments with unfunded commitments of $3,703,926. As of December 31, 2018, we had ten investments with unfunded commitments of $2,225,517. We believe that, as of June 30, 2019 and December 31, 2018, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2019 and December 31, 2018, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

Assuming that the accompanying statement of assets and liabilities as of June 30, 2019 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(4,992,041)
Down 200 basis points	(4,709,831)
Down 100 basis points	(3,114,722)
Up 100 basis points	3,114,722
Up 200 basis points	6,229,443
Up 300 basis points	9,344,165

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

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

Audax Credit BDC Inc.

Date: August 14, 2019	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 14, 2019	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

