Form 10-Q
period 2019-09-30
Audax Credit BDC Inc.
filed 2019-11-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had 35,112,539 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2019.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2019 and December 31, 2018

(Expressed in U.S. Dollars)

	September 30, 2019
	(unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $325,154,125 and $266,280,299, respectively)	$323,057,547	$264,662,881
Cash and cash equivalents	11,393,113	17,715,145
Interest receivable	967,884	558,114
Receivable from bank loan repayment	43,846	9,713
Other assets	45,000	-

Total assets	$335,507,390	$282,945,853

Liabilities
Accrued expenses and other liabilities	$427,684	$517,621
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	670,133	535,914
Payable for investments purchased	13,888,026	14,402,833

Total liabilities	$15,052,093	$15,522,618
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 33,538,562 and 28,269,649 shares issued and outstanding, respectively	$33,539	$28,270
Capital in excess of par value	319,180,741	269,246,005
Total distributable earnings	1,241,017	(1,851,040)
Total Net Assets	$320,455,297	$267,423,235

Net Asset Value per Share of Common Stock at End of Period	$9.55	$9.46

Shares Outstanding	33,538,562	28,269,649

(a)       Refer to Note 4-Related Party Transactions for additional information.

(b)       Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment Income
Interest income
Non-Control/Non-Affiliate	$5,347,398	$4,055,676	$15,433,946	$11,061,333
Other	28,722	32,938	122,237	101,045
Total interest income	5,376,120	4,088,614	15,556,183	11,162,378
Other income
Non-Control/Non-Affiliate	5,214	26,985	38,364	75,547
Total income	5,381,334	4,115,599	15,594,547	11,237,925

Expenses
Base management fee(a)	$820,094	$631,114	$2,367,188	$1,792,598
Incentive fee(a)	680,250	517,587	1,939,486	1,392,563
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	52,500	48,750	157,500	146,250
Professional fees	136,660	100,641	524,791	313,660
Other expenses	58,388	39,550	246,441	131,452
Expenses before waivers from investment adviser and administrator	1,814,142	1,403,892	5,434,156	3,975,273
Base management fee waivers(a)	(287,033)	(220,890)	(828,516)	(627,408)
Incentive fee waivers(a)	(543,178)	(411,767)	(1,553,628)	(1,142,863)
Total expenses, net of waivers	983,931	771,235	3,052,012	2,205,002
Net Investment Income	4,397,403	3,344,364	12,542,535	9,032,923

Realized and Unrealized (Loss) Gain on Investments
Net realized (loss) gain on investments	(826,185)	179,556	(724,454)	397,313
Net change in unrealized appreciation (depreciation) on investments	182,576	(275,060)	(479,160)	(877,333)
Net realized and unrealized loss on investments	(643,609)	(95,504)	(1,203,614)	(480,020)

Net Increase in Net Assets Resulting from Operations	$3,753,794	$3,248,860	$11,338,921	$8,552,903

Basic and Diluted per Share of Common Stock:
Net investment income	$0.13	$0.13	$0.39	$0.38
Net increase in net assets resulting from operations	$0.11	$0.13	$0.36	$0.36

Weighted average shares of common stock outstanding basic diluted	33,504,019	25,169,922	31,856,849	23,695,104

(a)       Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operations
Net investment income	$12,542,535	$9,032,923
Net realized (loss) gain on investments	(724,454)	397,313
Net change in unrealized depreciation on investments	(479,160)	(877,333)
Net increase in net assets resulting from operations	11,338,921	8,552,903

Distributions:
Distributions to common stockholders	(8,246,864)	(5,886,063)
Return of capital to common stockholders	(60,025)	-
Total distributions	(8,306,889)	(5,886,063)

Capital Share Transactions:
Issuance of common stock	50,000,000	40,000,000
Reinvestment of common stock	30	27
Net increase in net assets from capital share transactions	50,000,030	40,000,027

Net Increase in Net Assets	53,032,062	42,666,867

Net Assets, Beginning of Period	267,423,235	209,195,576

Net Assets, End of Period	$320,455,297	$251,862,443

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,338,921	$8,552,903
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized loss (gain) on investments	724,452	(397,313)
Net change in unrealized depreciation on investments	479,160	877,333
Accretion of original issue discount interest and payment-in-kind interest	(199,813)	(106,120)
Increase in interest receivable	(409,770)	(185,140)
Increase in receivable from bank loan repayment	(34,133)	(71,005)
Increase in other assets	(45,000)	(38,738)
(Decrease) increase in accrued expenses and other liabilities	(89,937)	237,371
Increase (decrease) in fees due to investment advisor(a)	134,219	(15,011)
(Decrease) increase in payable for investments purchased	(514,807)	2,894,971
Investment activity:
Investments purchased	(110,656,983)	(109,481,414)
Proceeds from investments sold	5,017,964	1,390,962
Repayment of bank loans	46,240,554	52,782,500
Total investment activity	(59,398,465)	(55,307,952)

Net cash used in operating activities	(48,015,173)	(43,558,701)

Cash flows from financing activities:
Issuance of shares of common stock	50,000,000	40,000,000
Distributions paid to common stockholders	(8,306,859)	(5,886,036)

Net cash provided by financing activities	41,693,141	34,113,964

Net decrease in cash and cash equivalents	(6,322,032)	(9,444,737)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	17,715,145	29,721,559

Cash and cash equivalents, end of period	$11,393,113	$20,276,822

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$30	$27

(a)      Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of September 30, 2019

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (100.6%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 6.84% (Libor + 4.75%), maturity 7/9/25(i)	$5,200,603	$5,161,127	$5,148,594
Pathway, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 12/20/24	4,675,631	4,630,724	4,652,251
Tecomet, Senior Secured 2017 Term Loan (First Lien), 5.34% (Libor + 3.25%), maturity 5/1/24	3,969,544	3,952,226	3,959,618
Advarra, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 7/9/26(i)	3,949,300	3,907,971	3,909,805
Young, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 11/7/24	3,843,984	3,833,192	3,805,543
Navicure, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 11/1/24	3,439,981	3,430,229	3,439,980
Specialty Care, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 9/1/23	3,351,482	3,355,289	3,343,103
Zest Dental, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 3/14/25	3,341,694	3,366,036	3,308,277
Veritext, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 8/1/25(i)	3,195,951	3,181,538	3,188,898
Confluent Health, Senior Secured Initial Term Loan, 7.09% (Libor + 5.00%), maturity 6/24/26	2,992,500	2,963,600	2,970,056
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 8/18/23	2,914,160	2,893,439	2,855,877
Waystar, Senior Secured Term Loan B, 6.09% (Libor + 4.00%), maturity 9/18/26(i)	2,500,000	2,487,500	2,487,500
MedRisk, Senior Secured Initial Term Loan (First Lien), 4.84% (Libor + 2.75%), maturity 12/27/24	2,456,250	2,461,697	2,456,250
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 9/23/24	2,452,138	2,432,357	2,427,617
Upstream Rehabilitation, Senior Secured Initial Term Loan, 6.09% (Libor + 4.00%), maturity 1/3/24	2,388,335	2,386,392	2,382,364
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 8/1/24(i)	2,316,088	2,304,835	2,316,088
MedRisk, Senior Secured Initial Loan (Second Lien), 8.84% (Libor + 6.75%), maturity 12/29/25	2,100,000	2,073,887	2,100,000
Press Ganey, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 7/24/26(i)	2,000,000	1,992,588	1,993,925
Zelis RedCard, Senior Secured Initial Term Loan, 6.84% (Libor + 4.75%), maturity 9/30/26(i)	2,000,000	1,980,000	1,985,000
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 12/22/25	1,985,000	1,966,884	1,965,150
CareCentrix, Senior Secured Initial Term Loan, 6.59% (Libor + 4.50%), maturity 4/3/25	1,925,000	1,917,049	1,925,000
Premise Health, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 7/10/25	1,834,419	1,843,192	1,825,247
Alpaca, Senior Secured Term Loan, 6.59% (Libor + 4.50%), maturity 4/19/24(j)	1,678,333	1,653,971	1,674,138
CPS, Unitranche, 7.34% (Libor + 5.25%), maturity 2/28/25	1,492,500	1,471,798	1,488,769
Stepping Stones, Unitranche, 7.59% (Libor + 5.50%), maturity 12/12/24	1,354,175	1,346,840	1,344,019
Ensemble, Senior Secured Closing Date Term Loan, 5.84% (Libor + 3.75%), maturity 8/3/26(i)	1,000,000	995,055	1,001,314
Veritext, Senior Secured Initial Term Loan (Second Lien), 9.09% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,491	992,500
Packaging Coordinators, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 6/30/23	987,245	993,322	977,372
Alcami, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 7/14/25	990,000	985,724	972,675
Dermatologists of Central States, Senior Secured Term Loan, 8.59% (Libor + 6.50%), maturity 4/20/22	979,804	972,900	965,107
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 7.59% (Libor + 5.50%), maturity 5/9/25	990,000	977,475	957,825
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 5/10/23(i)	924,411	929,618	912,448
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 10.34% (Libor + 8.25%), maturity 9/1/24	850,000	843,043	847,875
Athena, Senior Secured Term B Loan (First Lien), 6.59% (Libor + 4.50%), maturity 2/11/26(i)	498,747	496,253	495,785
RMP & MedA/Rx, Senior Secured Term Loan, 6.59% (Libor + 4.50%), maturity 3/2/22	445,794	444,572	444,679
Injured Workers Pharmacy, Senior Secured Term Loan (First Lien), 6.84% (Libor + 4.75%), maturity 7/22/20	380,245	373,931	377,393
Alpaca, Senior Secured Revolver, 6.59% (Libor + 4.50%), maturity 4/19/24(j)	25,885	22,002	25,821
Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.34% (Libor + 4.25%), maturity 7/9/26	-	(7,619)	-

High Tech Industries
Qlik, Senior Secured 2019 Incremental Term Loan, 6.34% (Libor + 4.25%), maturity 4/26/24	3,990,000	3,963,164	3,960,075
Barracuda, Senior Secured 2019 Incremental Term Loan (First Lien), 5.34% (Libor + 3.25%), maturity 2/12/25(i)	3,459,981	3,473,588	3,462,744
Masergy, Senior Secured Initial Loan (Second Lien), 9.59% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,419,711	3,411,429
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 8/16/24	3,430,350	3,404,601	3,404,622
Sparta, Senior Secured New Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 8/21/24	3,430,000	3,431,844	3,352,825
Infogroup, Senior Secured Term Loan (First Lien), 7.09% (Libor + 5.00%), maturity 4/3/23	2,927,444	2,901,246	2,905,488
McAfee, Senior Secured Term B USD Loan, 5.84% (Libor + 3.75%), maturity 9/30/24(i)	2,871,683	2,883,121	2,878,923
Jaggaer, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 8/14/26(i)	2,500,000	2,495,124	2,500,000
ECi Software Solutions, Senior Secured Initial Term Loan, 6.34% (Libor + 4.25%), maturity 9/27/24(i)	2,469,880	2,456,791	2,466,928
HelpSystems, Senior Secured Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 3/28/25	2,468,750	2,466,733	2,462,578
Idera, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 6/28/24(i)	2,151,590	2,150,729	2,162,348
eResearch (ERT), Senior Secured Initial Term Loan, 5.84% (Libor + 3.75%), maturity 5/2/23(i)	2,044,597	2,044,597	2,043,584
QuickBase, Senior Secured Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 4/2/26(i)	1,995,000	1,985,763	1,990,013
Intermedia , Senior Secured New Term Loan (First Lien), 8.09% (Libor + 6.00%), maturity 7/21/25(i)	1,985,000	1,967,681	1,988,749
Flexera Software, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 3.25%), maturity 2/26/25(i)	1,970,000	1,975,508	1,976,166
EverCommerce, Senior Secured Initial Term Loan, 7.59% (Libor + 5.50%), maturity 8/23/25(i)	2,000,000	1,960,256	1,960,000
GlobalLogic, Senior Secured Initial Term Loan, 5.34% (Libor + 3.25%), maturity 8/1/25	1,732,500	1,723,719	1,732,500
Bomgar, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 4/18/25	1,728,125	1,738,745	1,706,523
Ultimate Software , Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 5/4/26(i)	1,500,000	1,502,508	1,509,737
OEConnection, Senior Secured Initial Term Loan, 6.09% (Libor + 4.00%), maturity 9/25/26(i)	1,500,000	1,491,789	1,496,019
Navex Global, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 3.25%), maturity 9/5/25(i)	1,485,000	1,470,253	1,467,567
Compusearch Software Systems, Senior Secured Initial Term Loan, 6.34% (Libor + 4.25%), maturity 5/7/21	1,436,570	1,435,883	1,429,387
Insurity, Senior Secured Closing Date Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 7/31/26(i)	1,000,000	995,055	1,002,500
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 12.34% (Libor + 10.25%), maturity 1/20/22	1,000,000	994,958	988,750
LANDesk, Senior Secured Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 1/20/24(i)	981,003	971,897	977,054
Corsair, Senior Secured Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 8/28/24(i)	984,951	980,979	975,102
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 12/2/22	836,376	832,410	828,012
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.34% (Libor + 3.25%), maturity 12/15/23	486,158	484,569	483,727
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 5.84% (Libor + 3.75%), maturity 2/9/23(i)	421,270	420,496	412,067

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2019

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business
CoAdvantage, Senior Secured Term Loan, 7.09% (Libor + 5.00%), maturity 9/23/25(i)	$4,000,000	$3,960,000	$3,990,000
RevSpring, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 10/11/25(i)	3,970,000	3,965,612	3,960,075
Allied Universal 2019, Senior Secured Initial Term Loan, 6.34% (Libor + 4.25%), maturity 7/10/26(i)	3,500,000	3,465,693	3,504,375
Fleetwash, Senior Secured Incremental Term Loan, 6.84% (Libor + 4.75%), maturity 10/1/24	2,970,056	2,944,347	2,962,631
Addison, Senior Secured Initial Term Loan, 7.09% (Libor + 5.00%), maturity 4/15/26	2,992,500	2,936,336	2,962,575
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 6/19/24	2,901,639	2,901,639	2,887,131
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 2/9/26(i)	2,487,500	2,491,036	2,508,764
HireRight, Senior Secured Initial Term Loan (Second Lien), 9.34% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,478,537	2,481,250
Newport Group, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 9/12/25	2,477,487	2,464,054	2,465,100
Kellermeyer Bergensons Services, Senior Secured 2018 Replacement Term Loan (First Lien), 6.84% (Libor + 4.75%), maturity 10/29/21	2,301,462	2,294,158	2,295,709
First Advantage, Senior Secured Term Loan (First Lien), 7.34% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,993,775	1,990,000
Aimbridge, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 2/2/26	1,990,000	1,983,061	1,985,025
Vistage, Senior Secured Term B Loan (First Lien), 6.09% (Libor + 4.00%), maturity 2/10/25	1,970,000	1,966,512	1,960,150
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 12/31/24	1,557,888	1,553,889	1,540,362
Eliassen Group, Senior Secured Initial Term B Loan, 6.59% (Libor + 4.50%), maturity 11/5/24	1,494,998	1,488,262	1,487,523
OSG Billing Services, Senior Secured Term B Loan (First Lien), 6.59% (Libor + 4.50%), maturity 3/27/24	1,478,141	1,473,235	1,463,360
DBi Services, Senior Secured Term B Loan (Second Lien), 8.00% (Libor + 8.00%), maturity 2/2/26	1,209,731	1,209,731	1,209,731
Diversified, Senior Secured Initial Term Loan, 6.84% (Libor + 4.75%), maturity 12/23/23	995,000	988,138	992,513
Franklin Energy, Senior Secured Term B Loan (First Lien), 6.09% (Libor + 4.00%), maturity 8/14/26(i)	500,000	497,541	500,000

Services: Consumer
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 6/3/24	5,438,174	5,420,455	5,383,793
A Place For Mom, Senior Secured Term Loan, 5.84% (Libor + 3.75%), maturity 8/10/24	2,672,962	2,672,250	2,619,503
Weld North, Senior Secured Initial Term Loan, 6.34% (Libor + 4.25%), maturity 2/15/25	2,469,943	2,446,862	2,457,594
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 12/18/25	2,481,250	2,367,439	2,456,438
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 2/21/22(i)	2,423,840	2,423,840	2,426,870
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 5/14/26(i)	1,995,000	1,990,241	1,994,529
LegalShield, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 3.25%), maturity 5/1/25(i)	1,940,510	1,926,705	1,939,515
SMG, Senior Secured Initial Term Loan (First Lien), 5.09% (Libor + 3.00%), maturity 1/23/25(i)	1,981,146	1,968,106	1,973,806
Ned Stevens, Senior Secured Term A Loan, 7.84% (Libor + 5.75%), maturity 9/30/25(i)(j)	1,607,843	1,575,686	1,575,686
Valet Living, Senior Secured Initial Term Loan, 6.09% (Libor + 4.00%), maturity 9/28/25(i)	1,488,741	1,486,553	1,488,741
Spring Education, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 7/30/25(i)	990,000	987,870	989,705
Ned Stevens, Senior Secured Revolver, 6.84% (Libor + 4.75%), maturity 9/30/25(i)(j)	19,608	16,993	19,216

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 12/15/25	3,970,000	3,904,589	3,930,300
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 5/30/24	3,436,343	3,422,003	3,359,026
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.84% (Libor + 4.75%), maturity 10/4/21	2,818,963	2,813,044	2,755,537
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.34% (Libor + 3.25%), maturity 1/31/25	2,689,050	2,698,659	2,635,269
Unifrax, Senior Secured USD Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 12/12/25(i)	2,482,494	2,460,934	2,321,132
Q Holding, Senior Secured Term B Loan (2019), 7.09% (Libor + 5.00%), maturity 12/29/23(i)	2,000,000	1,990,064	1,990,000
Borchers, Senior Secured Term Loan, 6.59% (Libor + 4.50%), maturity 11/1/24	1,910,136	1,905,062	1,900,585
Boyd Corp, Senior Secured Initial Loan (Second Lien), 8.84% (Libor + 6.75%), maturity 9/6/26(i)	2,000,000	2,002,280	1,783,800
Zep, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 8/12/24	1,961,228	1,959,159	1,725,881
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 10/28/24	989,924	972,199	977,550
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 3/31/25(i)	985,000	980,917	817,550

Banking, Finance, Insurance & Real Estate
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.84% (Libor + 5.75%), maturity 10/31/22	2,888,354	2,830,137	2,816,145
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.59% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	2,000,000
Kestra Financial, Senior Secured Initial Term Loan, 6.34% (Libor + 4.25%), maturity 6/3/26	2,000,000	1,980,717	1,990,000
Advisor Group, Senior Secured Initial Term B Loan, 7.09% (Libor + 5.00%), maturity 8/1/26(i)	1,500,000	1,473,750	1,469,357
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 9/6/24	1,473,750	1,470,863	1,462,697
Aperio, Senior Secured Loan, 7.09% (Libor + 5.00%), maturity 10/25/24	941,111	936,654	938,758
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 6/12/26	875,000	870,157	870,625

Aerospace & Defense
StandardAero, Senior Secured Initial Term B-1 Loan, 6.09% (Libor + 4.00%), maturity 4/6/26(i)	3,576,923	3,564,814	3,597,021
StandardAero, Senior Secured Initial Term B-2 Loan, 6.09% (Libor + 4.00%), maturity 4/6/26(i)	1,923,077	1,916,567	1,933,882
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 9.84% (Libor + 7.75%), maturity 4/30/26	1,500,000	1,515,316	1,488,750
Tronair, Senior Secured Initial Term Loan (First Lien), 6.84% (Libor + 4.75%), maturity 9/8/23	1,459,899	1,453,222	1,430,701
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 4/30/25	498,741	496,288	496,247

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 8.09% (Libor + 6.00%), maturity 12/8/23	3,447,500	3,406,454	3,421,644
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.59% (Libor + 4.50%), maturity 10/26/23	2,235,145	2,220,336	2,218,381
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 9/11/23	1,906,766	1,894,642	1,873,398
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 12/16/24(i)	989,934	996,390	960,236

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2019

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 11/20/23(i)	$3,434,525	$3,454,978	$3,287,320
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 7/18/26(i)	2,000,000	1,990,121	2,002,500
Tank Holding, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 3/26/26(i)	1,000,000	995,312	1,000,936
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 7/31/26(i)	1,000,000	997,524	1,000,000
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 11/30/23(i)	496,176	496,176	487,493
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 6.34% (Libor + 4.25%), maturity 5/12/20	490,087	489,456	485,187

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 10/12/24(i)	3,893,929	3,889,552	3,871,054
Transplace, Senior Secured Closing Date Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 10/7/24	2,959,950	2,951,556	2,959,950
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 10/7/21	1,209,092	1,209,266	1,190,956

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.09% (Libor + 3.00%), maturity 3/20/25	3,945,633	3,946,035	3,906,177
PetroChoice, Senior Secured Initial Term Loan (First Lien), 7.09% (Libor + 5.00%), maturity 8/19/22	1,920,184	1,896,755	1,886,581
ABB Optical, Senior Secured Initial Term Loan (First Lien), 7.09% (Libor + 5.00%), maturity 6/15/23	1,458,665	1,455,777	1,425,845

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 9/30/24	2,450,000	2,450,000	2,425,500
BAS, Senior Secured Repricing Term Loan, 5.84% (Libor + 3.75%), maturity 5/21/24	1,974,735	1,976,053	1,964,861
Edward Don, Senior Secured Initial Term Loan, 6.34% (Libor + 4.25%), maturity 7/2/25	1,482,513	1,476,214	1,456,569
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 12/2/24	494,962	498,777	491,250
TriMark, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 8/28/24(i)	492,463	493,992	412,940

Construction & Building
PlayPower, Senior Secured Initial Term Loan, 7.59% (Libor + 5.50%), maturity 5/8/26(i)	1,939,583	1,939,583	1,937,159
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 5.34% (Libor + 3.25%), maturity 7/29/22	1,484,578	1,471,986	1,480,867
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 5.09% (Libor + 3.00%), maturity 6/3/24	1,478,613	1,466,172	1,463,827
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 9/30/24(i)	979,411	977,482	963,450
Hoffman Southwest, Senior Secured Initial Term Loan, 6.59% (Libor + 4.50%), maturity 8/14/23	527,876	523,001	525,237

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.34% (Libor + 3.25%), maturity 3/20/25(i)	3,601,718	3,586,884	3,538,688
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 10.34% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,452	1,795,500
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 5.84% (Libor + 3.75%), maturity 2/3/25	990,000	965,164	985,050

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.84% (Libor + 5.75%), maturity 12/20/22	1,910,370	1,897,583	1,886,491
Northstar, Senior Secured Term Loan, 8.34% (Libor + 6.25%), maturity 6/7/22	1,470,723	1,470,723	1,459,692
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.84% (Libor + 4.75%), maturity 6/21/22	1,462,500	1,454,115	1,243,125
Vestcom International, Senior Secured L/C Collaterilized, 6.09% (Libor + 4.00%), maturity 12/19/23	783,878	786,865	776,039

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 11/21/23(i)	2,934,822	2,922,148	2,912,811
Loparex, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 7/31/26(i)	1,500,000	1,485,165	1,500,000

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 7.09% (Libor + 5.00%), maturity 11/20/25	1,985,000	1,967,048	1,970,113
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 5.84% (Libor + 3.75%), maturity 8/25/25(i)	1,980,000	1,971,388	1,960,200

Hotel, Gaming & Leisure
On Location, Senior Secured Second Amendment Term Loan, 7.09% (Libor + 5.00%), maturity 9/29/21	1,912,374	1,898,616	1,893,251
Auto Europe, Senior Secured Initial Dollar Term Loan, 7.09% (Libor + 5.00%), maturity 10/21/23	1,176,923	1,167,900	1,176,923

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 5.84% (Libor + 3.75%), maturity 6/30/23	2,315,304	2,311,862	2,315,304

Retail
Grocery Outlet, Senior Secured 2019 Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 10/22/25(i)	1,310,862	1,308,090	1,319,466

Metals & Mining
Dynatect, Senior Secured Term B Loan, 6.59% (Libor + 4.50%), maturity 9/30/22(i)	997,579	988,371	987,604

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 8/31/26(i)	500,000	493,783	495,896
Total Bank Loans		$324,033,544	$322,337,234

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2019

(Expressed in U.S. Dollars)

(unaudited)

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.2%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)	$800,535	$400,267
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)	-	-

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units)(f)(i)(j)(m)(n)(o)	261,438	261,438

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $58,608)(f)(i)(j)(m)(o)(p)	58,608	58,608

Total Equity and Preferred Shares	$1,120,581	$720,313

Total Portfolio Investments(q)	$325,154,125	$323,057,547

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All loans are restricted, unless otherwise noted.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	At September 30, 2019, the cost of investments for income tax purposes was $325,154,125 the gross unrealized depreciation for federal tax purposes was $2,843,707, the gross unrealized appreciation for federal income tax purposes was $747,129, and the net unrealized depreciation was $2,096,578.

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

September 30, 2019

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at September 30, 2019 and December 31, 2018. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible.

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

As of September 30, 2019, the Company held 154 investments in loans with OID. The Company accrued OID income of $64,494 and $199,813 for the three and nine months ended September 30, 2019, respectively. The unamortized balance of OID on debt investments as of September 30, 2019, totaled $1,620,239. As of December 31, 2018, the Company held 130 investments in loans with OID. The Company accrued OID income of $29,447 and $106,120 for the three and nine months ended September 30, 2018, respectively. The unamortized balance of OID investments as of December 31, 2018, totaled $1,038,045.

As of September 30, 2019, the Company held one investment which had a PIK interest component. The Company recorded $32,822 of PIK interest income for three and nine months ended September 30, 2019. The Company did not hold any investments as of September 30, 2018 which had a PIK interest component. The Company did not record any PIK interest income for the three and nine months ended September 30, 2018.

As of September 30, 2019 and December 31, 2018, the Company held $11,393,113 and $17,715,145 cash and cash equivalents, respectively. For the three and nine months ended September 30, 2019, the Company earned $28,722 and $122,237, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and nine months ended September 30, 2018, the Company earned $32,938 and $101,045, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and nine months ended September 30, 2019, the Company accrued $5,214 and $38,364 of other income, respectively, related to amendment and documentation fees. For the three and nine months ended September 30, 2018, the Company accrued $26,985 and $75,547 of other income, respectively, related to amendment fees.

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

As of September 30, 2019, $198,606,866 of the Company’s investments were valued using unobservable inputs, and $124,450,681 were valued using observable inputs. During the nine months ended September 30, 2019, $61,185,683 and $20,300,196 of investments transferred into and out of Level 3, respectively.

As of December 31, 2018, $142,020,074 of the Company’s investments were valued using unobservable inputs, and $122,642,807 were valued using observable inputs. During the nine months ended September 30, 2018, $42,655,009 and $15,924,734 of investments transferred into and out of Level 3, respectively.

The following tables present the Company’s investments carried at fair value as of September 30, 2019 and December 31, 2018, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$122,346,835	$180,890,814	$303,237,649
Second lien debt	-	1,783,800	17,315,785	19,099,585
Equity and Preferred Shares	-	320,046	400,267	720,313
Total	$-	$124,450,681	$198,606,866	$323,057,547

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$118,541,537	$124,975,467	$243,517,004
Second lien debt		4,101,270	17,044,607	21,145,877
Total	$-	$122,642,807	$142,020,074	$264,662,881

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2019. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$177,921,808	Matrix Pricing	Senior Leverage	2.75x - 7.11x	4.88	x
			Total Leverage	3.27x - 9.43x	5.97	x
			Interest Coverage	1.15x - 4.56x	2.17	x
			Debt Service Coverage	0.94x - 3.67x	1.81	x
			TEV Coverage	1.24x - 4.65x	2.35	x
			Liquidity	24.13% - 788.54%	141.48%
			Spread Comparison	275bps - 650bps	425	bps

	2,969,006	Market Analysis	Senior Leverage	6.10x - 7.72x	7.04	x
			Total Leverage	7.45x - 10.20x	9.05	x
			Interest Coverage	1.09x - 1.40x	1.22	x
			Debt Service Coverage	0.94x - 1.26x	1.07	x
			TEV Coverage	1.02x - 1.07x	1.04	x
			Liquidity	86.71% - 146.19%	121.29%
			Spread Comparison	400bps - 475bps	431	bps

Second lien debt	16,106,054	Matrix Pricing	Senior Leverage	4.45x - 6.11x	5.67	x
			Total Leverage	4.45x - 6.25x	5.67	x
			Interest Coverage	1.61x - 3.33x	2.19	x
			Debt Service Coverage	1.42x - 2.97x	1.93	x
			TEV Coverage	1.47x - 2.41x	1.91	x
			Liquidity	27.60% - 287.69%	133.57%
			Spread Comparison	675bps - 1025bps	765	bps

	1,209,731	Market Analysis	Senior Leverage	12.53x	12.53	x
			Total Leverage	17.66x	17.66	x
			Interest Coverage	3.86x	3.86	x
			Debt Service Coverage	1.30x	1.30	x
			TEV Coverage	0.61x	0.61	x
			Liquidity	73.70%	73.70%
			Spread Comparison	800bps	800	bps

Total	$198,206,599

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$120,756,091	Matrix Pricing	Senior Leverage	1.98x - 6.39x	4.67	x
			Total Leverage	2.48x - 8.79x	5.97	x
			Interest Coverage	1.21x - 4.33x	2.12	x
			Debt Service Coverage	1.04x - 2.82x	1.73	x
			TEV Coverage	1.31x - 4.84x	2.45	x
			Liquidity	8.64% - 608.88%	142.62%
			Spread Comparison	275bps - 650bps	427	bps

	4,219,376	Market Analysis	Senior Leverage	5.05x - 8.14x	6.88	x
			Total Leverage	5.76x - 10.80x	8.74	x
			Interest Coverage	0.95x - 2.17x	1.45	x
			Debt Service Coverage	0.87x - 1.78x	1.24	x
			TEV Coverage	1.11x - 2.04x	1.49	x
			Liquidity	63.01% - 89.50%	78.70%
			Spread Comparison	500bps - 525bps	510	bps

Second lien debt	17,044,607	Matrix Pricing	Senior Leverage	4.25x - 7.05x	6.05	x
			Total Leverage	4.25x - 7.05x	6.05	x
			Interest Coverage	1.42x - 3.48x	2.07	x
			Debt Service Coverage	1.01x - 3.10x	1.75	x
			TEV Coverage	1.28x - 2.17x	1.65	x
			Liquidity	18.96% - 283.00%	136.11%
			Spread Comparison	675bps - 1025bps	783	bps

Total	$142,020,074

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the nine months ended September 30, 2019 and 2018 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Nine Months Ended September 30, 2019	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2018	$124,975,467	$17,044,607	$-	$142,020,074
Transfers into Level 3	59,681,933	1,503,750	-	61,185,683
Transfers out of Level 3	(18,817,071)	(1,483,125)	-	(20,300,196)
Total gains:
Net realized gain(a)	99,771	5,476	-	105,247
Net unrealized (depreciation) appreciation(b)	(267,439)	44,955	(400,268)	(622,752)
New investments, repayments and settlements:(c)
Purchases	41,582,955	2,192,231	800,535	44,575,721
Settlements/repayments	(26,036,040)	(2,000,000)	-	(28,036,040)
Net amortization of premiums, PIK, discounts and fees	170,738	7,891	-	178,629
Sales	(499,500)	-	-	(499,500)
Fair Value as of September 30, 2019	$180,890,814	$17,315,785	$400,267	$198,606,866

(a)	Included in net realized gain on the accompanying Statement of Operations for the nine months ended September 30, 2019.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the nine months ended September 30, 2019.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Nine Months Ended September 30, 2018	First lien debt	Second lien debt	Total
Fair Value as of December 31, 2017	$64,377,922	$15,716,499	$80,094,421
Transfers into Level 3	41,650,009	1,005,000	42,655,009
Transfers out of Level 3	(14,138,234)	(1,786,500)	(15,924,734)
Total gains:
Net realized gain(a)	36,410	52,824	89,234
Net unrealized depreciation(b)	(668,474)	(41,744)	(710,218)
New investments, repayments and settlements:(c)
Purchases	38,535,700	3,354,000	41,889,700
Settlements/repayments	(9,540,558)	(6,606,429)	(16,146,987)
Net amortization of premiums, discounts and fees	82,469	5,529	87,998
Sales	(894,087)	-	(894,087)
Fair Value as of September 30, 2018	$119,441,157	$11,699,179	$131,140,336

(a)	Included in net realized gain on the accompanying Statement of Operations for the nine months ended September 30, 2018.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the nine months ended September 30, 2018.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at September 30, 2019 and 2018 were $(949,494) and $(868,824), respectively.

Investment Activities

The Company held a total of 168 investments with an aggregate fair value of $323,057,547 as of September 30, 2019. During the nine months ended September 30, 2019, the Company invested in 54 new investments for a combined $90,412,665 and in existing investments for a combined $20,244,318. The Company also received $46,240,554 in repayments from investments and $5,017,964 from investments sold during the nine months ended September 30, 2019.

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

Investment Concentrations

As of September 30, 2019, the Company’s investment portfolio consisted of investments in 154 companies located in 33 states across 22 different industries, with an aggregate fair value of $323,057,547. The five largest investments at fair value as of September 30, 2019 totaled $23,134,713, or 7.16% of the Company’s total investment portfolio as of such date. As of September 30, 2019, the Company’s average investment was $1,935,441 at cost.

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

The following table outlines the Company’s investments by security type as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$304,702,138	93.71%	$303,237,649	93.86%	$245,071,304	92.04%	$243,517,004	92.01%
Second lien debt	19,331,406	5.95%	19,099,585	5.92%	21,208,995	7.96%	21,145,877	7.99%
Total Debt Investments	324,033,544	99.66%	322,337,234	99.78%	266,280,299	100.00%	264,662,881	100.00%
Equity and Preferred Shares	1,120,581	0.34%	720,313	0.22%	-	0.00%	-	0.00%
Total Equity Investments	1,120,581	0.34%	720,313	0.22%	-	0.00%	-	0.00%
Total Investments	$325,154,125	100.00%	$323,057,547	100.00%	$266,280,299	100.00%	$264,662,881	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
		Percentage of		Percentage of
Industry	Fair Value	Total Investments	Fair Value	Total Investments
Healthcare & Pharmaceuticals	$77,982,471	24.14%	$47,520,070	17.95%
High Tech Industries	57,935,417	17.93	45,031,546	17.01
Services: Business	43,807,979	13.56	36,858,954	13.93
Services: Consumer	25,325,396	7.84	15,942,194	6.02
Chemicals, Plastics & Rubber	24,196,630	7.49	27,716,784	10.47
Banking, Finance, Insurance & Real Estate	11,547,582	3.57	12,125,388	4.58
Aerospace & Defense	8,946,601	2.77	5,910,069	2.23
Consumer Goods: Non-durable	8,473,659	2.62	7,914,631	2.99
Containers, Packaging & Glass	8,263,436	2.56	5,586,643	2.11
Transportation: Cargo	8,021,960	2.48	9,133,648	3.45
Wholesale	7,218,603	2.23	8,518,879	3.22
Capital Equipment	6,751,120	2.09	7,256,899	2.74
Construction & Building	6,370,540	1.97	6,410,816	2.42
Automotive	6,319,238	1.96	6,221,047	2.35
Media: Advertising, Printing & Publishing	5,365,347	1.66	5,615,196	2.12
Forest Products & Paper	4,412,811	1.37	2,947,992	1.12
Beverage, Food & Tobacco	3,930,313	1.22	5,909,736	2.23
Hotel, Gaming & Leisure	3,070,174	0.95	3,204,041	1.21
Consumer Goods: Durable	2,315,304	0.72	2,344,598	0.90
Retail	1,319,466	0.41	2,493,750	0.95
Metals & Mining	987,604	0.31	-	-
Health Care Equipment & Services	495,896	0.15	-	-
	$323,057,547	100.00%	$264,662,881	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
		Percentage of		Percentage of
Geographic Region	Fair Value	Total Investments	Fair Value	Total Investments
Northeast	$85,599,015	26.50%	$61,537,340	23.25%
Midwest	66,123,905	20.47	63,396,284	23.95
West	45,579,905	14.11	40,497,635	15.30
Southwest	41,652,309	12.89	27,587,594	10.42
Southeast	39,186,370	12.13	36,204,672	13.68
East	37,670,569	11.66	25,540,011	9.65
Northwest	4,087,070	1.27	4,639,772	1.75
South	3,158,404	0.97	3,193,759	1.21
Other (a)	-	-	2,065,814	0.79
Total Investments	$323,057,547	100.00%	$264,662,881	100.00%

(a)	The borrower for Livingston, Livingston International Inc., is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2019:

For the Fiscal Years Ending December 31:	Amount
2019	$608,243
2020	3,296,855
2021	14,451,797
2022	25,161,177
2023	43,518,195
Thereafter	238,617,516
Total contractual repayments	325,653,783
Adjustments to cost basis on debt investments(a)	(1,620,239)
Total Cost Basis of Debt Investments Held at September 30, 2019:	$324,033,544

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

For the three and nine months ended September 30, 2019, the Company recorded base management fees of $820,094 and $2,367,188, respectively, and waivers to the base management fees of $287,033 and $828,516, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2018, the Company recorded base management fees of $631,114 and $1,792,598, respectively, and waivers to the base management fees of $220,890 and $627,408, respectively, as set forth within the accompanying statements of operations.

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

The Company determines pre-incentive fee net investment income in accordance with GAAP, including, in the case of investments with a deferred interest feature, such as debt instruments with PIK interest, OID securities and accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.0% per quarter (4.0% annualized). The Company determines its average gross assets during each fiscal quarter and calculates the base management fee payable with respect to such amount at the end of each fiscal quarter.  As a result, a portion of the Company’s net investment income is included in its gross assets for the period between the date on which such income is earned and the date on which such income is distributed. Therefore, the Company’s net investment income used to calculate part of the Incentive Fee is also included in the amount of the Company’s gross assets used to calculate the 1.0% annual base management fee. The Company pays its Adviser an Incentive Fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

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

For the three and nine months ended September 30, 2019, the Company recorded incentive fees related to net investment income of $680,250 and $1,939,486, respectively. Offsetting the incentive fees were waivers of the incentive fees of $543,178 and $1,553,628 for the three and nine months ended September 30, 2019, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2018, the Company recorded incentive fees related to net investment income of $517,587 and $1,392,563, respectively. Offsetting the incentive fees were waivers of the incentive fees of $411,767 and $1,142,863 for the three and nine months ended September 30, 2018, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2019, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2018, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2019 and December 31, 2018 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2019	December 31, 2018
Net base management fee due to Adviser	$533,061	$424,873
Net incentive fee due to Adviser	137,072	111,041
Other expenses due to Adviser (a)	-	-
Total fees due to Adviser, net of waivers	670,133	535,914
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$736,383	$602,164

(a) Expenses paid on behalf of the Company by the Adviser

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$3,753,794	$3,248,860	$11,338,921	$8,552,903
Denominator for basic and diluted weighted average common shares	33,504,019	25,169,922	31,856,849	23,695,104
Basic and diluted net increase in net assets resulting from operations per common share	$0.11	$0.13	$0.36	$0.36

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

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2018 of $13,002,172, or $0.52 per share. The tax character of the distributions declared and paid represented $12,537,786 from ordinary income, $450,049 capital gains, and $14,337 from tax return of capital. The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2017 of $8,915,421, or $0.47 per share. The tax character of the distributions declared and paid represented $8,199,556 from ordinary income, $505,988 capital gains, and $209,867 from tax return of capital.

During the nine months ended September 30, 2019, the Company declared and paid distributions of $8,306,889, or $0.26 per share. The tax character of the distributions declared and paid represented $8,280,510 from ordinary income and $26,379 from capital gains. During the nine months ended September 30, 2018, the Company declared and paid distributions of $5,886,063, or $0.25 per share. The tax character of the distributions declared and paid represented $5,736,266 from ordinary income and $149,797 from capital gains.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the company. The Company did not maintain any capital losses as of December 31, 2018. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2015, 2016, 2017 and 2018 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three and nine months ended September 30, 2019 and 2018, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. As of September 30, 2019, $40,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of September 30, 2019 and December 31, 2018, were 33,538,562 and 28,269,649, respectively.

The following table details the activity of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended September 30, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2019	$31,950	$304,182,330	$(2,512,777)	$301,701,503
Net investment income	-	-	4,397,403	4,397,403
Net realized gains from investment transactions	-	-	(826,185)	(826,185)
Net change in unrealized depreciation on investments	-	-	182,576	182,576
Issuance of shares	1,589	14,998,411	-	15,000,000
Balance as of September 30, 2019	$33,539	$319,180,741	$1,241,017	$320,455,297

Nine Months Ended September 30, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235
Net investment income	-	-	12,542,535	12,542,535
Net realized gains from investment transactions	-	-	(724,454)	(724,454)
Net change in unrealized depreciation on investments	-	-	(479,160)	(479,160)
Issuance of shares	5,269	49,994,731	-	50,000,000
Distributions to Stockholders	-	(60,025)	(8,246,864)	(8,306,889)
Reinvested Dividends	-	30	-	30
Balance as of September 30, 2019	$33,539	$319,180,741	$1,241,017	$320,455,297

Three Months Ended September 30, 2018	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2018	$25,125	$239,263,812	$(675,354)	$238,613,583
Net investment income	-	-	3,344,364	3,344,364
Net realized gains from investment transactions	-	-	179,556	179,556
Net change in unrealized depreciation on investments	-	-	(275,060)	(275,060)
Issuance of shares	1,037	9,998,963	-	10,000,000
Balance as of September 30, 2018	$26,162	$249,262,775	$2,573,506	$251,862,443

Nine Months Ended September 30, 2018	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2017	$21,989	$209,266,921	$(93,334)	$209,195,576
Net investment income	-	-	9,032,923	9,032,923
Net realized gains from investment transactions	-	-	397,313	397,313
Net change in unrealized appreciation on investments	-	-	(877,333)	(877,333)
Issuance of shares	4,173	39,995,827	-	40,000,000
Distributions to Stockholders	-	-	(5,886,063)	(5,886,063)
Reinvested Dividends	-	27	-	27
Balance as of September 30, 2018	$26,162	$249,262,775	$2,573,506	$251,862,443

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

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2019 and December 31, 2018:

Investment	Industry	September 30, 2019	December 31, 2018
Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.34% (Libor + 4.25%), maturity 7/9/26	Healthcare & Pharmaceuticals	$761,905	$-
EverCommerce, Senior Secured Initial Term Loan, 7.59% (Libor + 5.50%), maturity 8/23/25(i)	High Tech Industries	654,867
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 6.09% (Libor + 4.00%), maturity 7/18/26(i)	Containers, Packaging & Glass	437,500
Allied Universal 2019, Senior Secured Initial Term Loan, 6.34% (Libor + 4.25%), maturity 7/10/26(i)	Services: Business	346,535
Mavis, Senior Secured Closing Date Term Loan (First Lien), 6.05% (Libor + 3.25%), maturity 3/20/25	Automotive	345,141	469,764
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 12/31/24	Services: Business	343,333	-
Pathway, Senior Secured Initial Term Loan (First Lien), 7.10% (Libor + 4.50%), maturity 12/20/24	Healthcare & Pharmaceuticals	293,022	-
Advarra, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 7/9/26(i)	Healthcare & Pharmaceuticals	288,796	-
Alpaca, Senior Secured Revolver, 6.59% (Libor + 4.50%), maturity 4/19/24(j)	Healthcare & Pharmaceuticals	232,967	-
Community Brands, Senior Secured Initial Term Loan (First Lien), 6.80% (Libor + 4.00%), maturity 12/2/22	High Tech Industries	150,710	194,963
Premise Health, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 7/10/25	Healthcare & Pharmaceuticals	147,052	147,052
Stepping Stones, Unitranche, 7.59% (Libor + 5.50%), maturity 12/12/24	Healthcare & Pharmaceuticals	142,789
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.59% (Libor + 4.50%), maturity 6/12/26	Banking, Finance, Insurance & Real Estate	122,807	-
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 6.34% (Libor + 4.25%), maturity 8/31/26(i)	Health Care Equipment & Services	115,976
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 5.59% (Libor + 3.50%), maturity 5/14/26(i)	Services: Consumer	100,000	-
Ansira, Senior Secured Initial Term Loan, 8.55% (Libor + 5.75%), maturity 12/20/22	Media: Advertising, Printing & Publishing	38,214	85,171
Veritext, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 8/1/25	Healthcare & Pharmaceuticals	-	166,833
Integrity Marketing Group, Senior Secured Term Loan, 7.05% (Libor + 4.25%), maturity 11/28/25	Banking, Finance, Insurance & Real Estate	-	78,740
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 5.80% (Libor + 3.00%), maturity 3/20/25	Wholesale	-	736,196
GlobalLogic, Senior Secured Initial Term Loan, 6.05% (Libor + 3.25%), maturity 8/1/25	High Tech Industries	-	250,000
Dermatologists of Central States, Senior Secured Term Loan, 9.30% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	-	91,116
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 9/23/24	Healthcare & Pharmaceuticals	-	5,682
		$4,521,614	$2,225,517

Unfunded commitments represent all amounts unfunded as of September 30, 2019 and December 31, 2018. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Per Share Data:
Net asset value, beginning of period	$9.44	$9.50	$9.46	$9.51
Net investment income(a)	0.13	0.13	0.39	0.38
Net realized gain on investments and change in unrealized depreciation on investments(a)(b)	(0.02)	-	(0.04)	(0.01)
Net increase in net assets resulting from operations	$0.11	$0.13	$0.35	$0.37

Effect of equity capital activity
Distributions to stockholders from net investment income	-	-	(0.26)	(0.24)
Distributions to stockholders from capital gains	-	-	-	(0.01)
Distributions to stockholders from return of capital(c)	-	-	-	-
Net asset value at end of period	$9.55	$9.63	$9.55	$9.63
Total return(d)(h)	1.17%	1.37%	3.69%	3.89%
Shares of common stock outstanding at end of period	33,538,562	26,162,165	33,538,562	26,162,165

Statement of Assets and Liabilities Data:
Net assets at end of period	$320,455,297	$251,862,443	$320,455,297	$251,862,443
Average net assets(e)	319,461,535	244,318,953	308,451,516	233,578,899

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	2.25%	2.28%	2.36%	2.28%
Ratio of net expenses to average net assets- annualized(g)	1.22%	1.25%	1.32%	1.26%
Ratio of net investment income to average net assets-annualized	5.46%	5.43%	5.44%	5.17%
Portfolio turnover(h)	1.58%	0.59%	1.64%	0.63%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	For the nine months ended September 30, 2019, the 0.00 is due to rounding.
(d)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(e)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(h)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

On September 13, 2019, the Company delivered a capital drawdown notice to an investor relating to the sale of 1,573,977 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for an aggregate offering price of $15 million. The sale closed on October 2, 2019.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments as of September 30, 2019, was approximately $323,057,547 and held in 154 portfolio companies as of September 30, 2019. The fair value of our investments, all of which were syndicated loans as of December 31, 2018, was approximately $264,662,881 and held in 135 portfolio companies as of December 31, 2018.

During the nine months ended September 30, 2019, we invested in 54 new syndicated investments for a combined $90,412,665 and in existing investments for a combined $20,244,318. We also received $46,240,554 in repayments from investments and $5,017,964 from investments sold during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we invested in 60 new syndicated investments for a combined $94,368,626 and in existing investments for a combined $15,112,788. We also received $52,782,500 in repayments from investments and $1,390,962 from investments sold during the nine months ended September 30, 2018.

In addition, for the three and nine months ended September 30, 2019, we had a change in unrealized appreciation (depreciation) of approximately $182,576 and $(479,160), respectively, and realized losses of $826,185 and $724,454, respectively. In addition, for the three and nine months ended September 30, 2018, we had a change in unrealized depreciation of approximately $275,060 and $877,333, respectively, and realized gains of $179,556 and $397,313, respectively.

Our investment activity for the nine months ended September 30, 2019 and 2018, is presented below:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Beginning investment portfolio, at fair value	$264,662,881	$184,336,177
Investments in new portfolio investments	90,412,665	94,368,626
Investments in existing portfolio investments	20,244,318	15,112,788
Principal repayments	(46,240,554)	(52,782,500)
Proceeds from investments sold	(5,017,964)	(1,390,962)
Change in premiums, discounts and amortization	199,813	106,120
Net change in unrealized depreciation on investments	(479,160)	(877,333)
Realized (loss) gain on investments	(724,452)	397,313
Ending portfolio investment activity, at fair value	$323,057,547	$239,270,229
Number of portfolio investments	168	128
Average investment amount, at cost	$1,935,441	$1,980,280
Percentage of investments at floating rates	100.00%	100.00%

As of September 30, 2019 and December 31, 2018, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2019 and through November 14, 2019, we invested $7,774,333 at cost in twelve portfolio companies.

On September 13, 2019, the Company delivered a capital drawdown notice an investor relating to the sale of 1,573,977 shares of the Common Stock for an aggregate offering price of $15 million. The sale closed on October 2, 2019.

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

Revenue

Total investment income for the three and nine months ended September 30, 2019 and 2018, is presented in the table below.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Total interest income from non-controlled/non-affiliated investments	$5,347,398	$4,055,676	$15,433,946	$11,061,333
Total other interest income	28,722	32,938	122,237	101,045
Total other income	5,214	26,985	38,364	75,547
Total investment income	$5,381,334	$4,115,599	$15,594,547	$11,237,925

Total investment income for the three months ended September 30, 2019 increased to $5,381,334 from $4,115,599 for the three months ended September 30, 2018, and was driven by our interest income from our increasing investment balance. Total investment income for the nine months ended September 30, 2019 increased to $15,594,547 from $11,237,925 for the nine months ended September 30, 2018, and was driven by our interest income from our increasing investment balance. As of September 30, 2019 and 2018, the size of our debt portfolio was $324,033,544 and $239,986,958 at amortized cost, respectively, with total debt principal amount outstanding of $325,653,783 and $240,668,821, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Base management fee(a)	$820,094	$631,114	$2,367,188	$1,792,598
Incentive fee(a)	680,250	517,587	1,939,486	1,392,563
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	52,500	48,750	157,500	146,250
Professional fees	136,660	100,641	524,791	313,660
Other expenses	58,388	39,550	246,441	131,452
Total expenses	1,814,142	1,403,892	5,434,156	3,975,273
Base management fee waivers(a)	(287,033)	(220,890)	(828,516)	(627,408)
Incentive fee waivers(a)	(543,178)	(411,767)	(1,553,628)	(1,142,863)
Total expenses, net of waivers	$983,931	$771,235	$3,052,012	$2,205,002

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended September 30, 2019 in comparison to the three months ended September 30, 2018 was driven by our increasing invested balance. For the three months ended September 30, 2019 and 2018, we accrued gross base management fees before waivers of $820,094 and $631,114, respectively. Offsetting those fees, we recognized base management fee waivers of $287,033 and $220,890, respectively. For the three months ended September 30, 2019, we accrued incentive fees related to net investment income before waivers of $680,250, offset by incentive fee waivers of $543,178. For the three months ended September 30, 2018, we accrued incentive fees related to net investment income before waivers of $517,587, offset by incentive fee waivers of $411,767. Additionally, we accrued $66,250 of administrative fees for the three months ended September 30, 2019 and 2018. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended September 30, 2019 and 2018, we incurred professional fees of $136,660 and $100,641, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fees was driven by an increase in legal expenses during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. We also incurred expenses related to fees paid to our independent directors of $52,500 and $48,750 for the three months ended September 30, 2019 and 2018, respectively.

The increase in base management fees before waivers for the nine months ended September 30, 2019 in comparison to the nine months ended September 30, 2018 was driven by our increasing invested balance. For the nine months ended September 30, 2019 and 2018, we accrued gross base management fees before waivers of $2,367,188 and $1,792,598, respectively. Offsetting those fees, we recognized base management fee waivers of $828,516 and $627,408, respectively. For the nine months ended September 30, 2019, we accrued incentive fees related to net investment income before waivers of $1,939,486, offset by incentive fee waivers of $1,553,628. For the nine months ended September 30, 2018, we accrued incentive fees related to net investment income before waivers of $1,392,563, offset by incentive fee waivers of $1,142,863. Additionally, we accrued $198,750 of administrative fees for the nine months ended September 30, 2019 and 2018. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the nine months ended September 30, 2019 and 2018, we incurred professional fees of $524,791 and $313,660, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fees was driven by an increase in legal expenses during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. We also incurred expenses related to fees paid to our independent directors of $157,500 and $146,250 for the nine months ended September 30, 2019 and 2018, respectively.

Realized and Unrealized Gains and Losses

We recognized $(826,185) and $179,556 in net realized (losses) gains for the three months ended September 30, 2019 and 2018, respectively. We recognized $(724,454) and $397,313 in net realized (losses) gains for the nine months ended September 30, 2019 and 2018, respectively.

Net change in unrealized depreciation on investments for the three and nine months ended September 30, 2019 and 2018 was as follows:

Type	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
First Lien Debt	$232,811	$(244,752)	$89,811	$(787,562)
Second Lien Debt	(50,235)	(30,308)	(168,705)	(89,771)
Equity and Preferred Shares	-	-	(400,266)	-
Net change in unrealized appreciation (depreciation) on investments	$182,576	$(275,060)	$(479,160)	$(877,333)

Net change in unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2019 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three and nine months ended September 30, 2018 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock (“Shares”), from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of September 30, 2019 and December 31, 2018, we had cash of $11,393,113 and $17,715,145, respectively.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 was $48,015,173. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans. Net cash used in operating activities for the nine months ended September 30, 2018 was $43,558,701. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans and interest received from investments.

As of September 30, 2019 and December 31, 2018, we had 16 and 10 investments with unfunded commitments of $4,521,614 and $2,225,517, respectively. We believe that, as of September 30, 2019 and December 31, 2018, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Beginning investment portfolio	$264,662,881	$184,336,177
Investments in new portfolio investments	90,412,665	94,368,626
Investments in existing portfolio investments	20,244,318	15,112,788
Principal repayments	(46,240,554)	(52,782,500)
Proceeds from sales of investments	(5,017,964)	(1,390,962)
Net change in unrealized depreciation on investments	(479,160)	(877,333)
Net realized (loss) gain on investments	(724,452)	397,313
Net change in premiums, discounts and amortization	199,813	106,120
Investment Portfolio, at Fair Value	$323,057,547	$239,270,229

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2019 was $41,693,141 from issuances of 5,268,913 Shares to our stockholders, in connection with our capital calls and our dividend reinvestment program during the period. This was partially offset by $8,306,859 of distributions paid to our common stockholders. Net cash provided by our financing activities for the nine months ended September 30, 2018 was $34,113,964 from issuances of 4,173,924 of Shares to our stockholders, in connection with our capital calls during the period. This was partially offset by $5,886,036 of distributions paid to our common stockholders.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. As of September 30, 2019, $40,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of September 30, 2019 and December 31, 2018, were 33,538,562 and 28,269,649, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared and paid distributions of $8,306,889, or $0.26 per share during the nine months ended September 30, 2019. We declared and paid distributions of $5,886,063, or $0.25 per share during the nine months ended September 30, 2018.

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

Related Party Fees

For the three months ended September 30, 2019 and 2018, we recorded base management fees of $820,094 and $631,114, respectively. Offsetting these fees were waivers to the base management fees of $287,033 and $220,890, respectively, as set forth within the accompanying statements of operations.

For the nine months ended September 30, 2019 and 2018, we recorded base management fees of $2,367,188 and $1,792,598, respectively. Offsetting those fees were waivers to the base management fees of $828,516 and $627,408, respectively, as set forth within the accompanying statements of operations.

For the three and nine months ended September 30, 2019, we recorded incentive fees of $680,250 and $1,939,486, respectively. Offsetting these fees were waivers to the incentive fees of $543,178 and $1,553,628, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2018, we recorded incentive fees of $517,587 and $1,392,563, respectively. Offsetting these fees were waivers to the incentive fees of $411,767 and $1,142,863, respectively, as set forth within the accompanying statements of operations.

For the three months ended September 30, 2019 and 2018, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations. For the nine months ended September 30, 2019 and 2018, we recorded administrative fees of $132,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of September 30, 2019 and December 31, 2018 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2019	December 31, 2018
Net base management fee due to Adviser	$533,061	$424,873
Net incentive fee due to Adviser	137,072	111,041
Other expenses due to Adviser (a)	-	-
Total fees due to Adviser, net of waivers	670,133	535,914
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$736,383	$602,164

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2019, we had sixteen investments with unfunded commitments of $4,521,614. As of December 31, 2018, we had ten investments with unfunded commitments of $2,225,517. We believe that, as of September 30, 2019 and December 31, 2018, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2019 and December 31, 2018, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

Assuming that the accompanying statement of assets and liabilities as of September 30, 2019 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Increase (decrease) in
Change in interest rates	investment income
Down 300 basis points	(4,640,015)
Down 200 basis points	(4,619,187)
Down 100 basis points	(3,256,538)
Up 100 basis points	3,256,538
Up 200 basis points	6,513,076
Up 300 basis points	9,769,613

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

10.1*	Subscription Agreement, dated as of September 23, 2019, by and between the Company and Mercer Audax Credit Feeder Fund LP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

*             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: November 14, 2019	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 14, 2019	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

