Form 10-K
period 2019-12-31
Audax Credit BDC Inc.
filed 2020-03-17
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of December 31, 2019, there was no established public market for the registrant’s common stock. The registrant had 36,698,229 shares of common stock, par value $0.001 per share, issued and outstanding as of March 17, 2020.

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

ITEM 1. BUSINESS

Overview

Audax Credit BDC Inc. is a Delaware corporation that was formed in January 2015. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

Although we have no present intention of doing so, we may decide to incur indebtedness for the purpose of funding investments and for general corporate purposes, which we refer to as “leverage.” If we do incur leverage in the near term, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Specifically, as a BDC, and absent specific authorization by our Board of Directors or stockholders, we are only allowed to borrow amounts such that our asset coverage meets the requirements of the 1940 Act, currently at least 200% after such borrowing.  In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. While the London Interbank Offered Rate, or LIBOR, is the most commonly used base rate, we also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as a “LIBOR Floor.” This feature, which first appeared in the debt markets in 2008, sets a minimum rate to be used as the LIBOR or prime rate component of the loan’s interest rate calculation. As of December 31, 2019, LIBOR Floors in our loan agreements ranged from 0.00% to 1.00% per annum, as compared to the one-month and three-month LIBOR of 1.91% and 1.76%, respectively, on such date.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2019, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 1.00%.

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

Middle-market loans generally earn a premium over broadly syndicated loans. From January 2000 through December 2019, the loan spread premium of middle-market loans over broadly syndicated loans ranged between -5 basis points and 209 basis points. Over that same period, the average spread of middle-market loans was 98 basis points higher than the average spread of broadly syndicated loans. As of December 31, 2019, the interest rate spread gap was near historically wide levels, with middle-market loans earning on average 184 basis points more than broadly syndicated loans during the twelve months ended December 31, 2019.

Middle-market loans generally benefit from lower leverage. Since the beginning of 1998 through the end of 2019, the difference in the ratio of total debt to EBITDA for middle-market and broadly syndicated loans generally ranged between 0.1x and 0.9x. On average, the total debt to EBITDA ratio for middle-market loans was 0.6x lower than broadly syndicated loans during that 22-year period.

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

From its inception in 2007 through the end of December 31, 2019, the senior debt business of our Adviser, or Audax Senior Debt, invested $16.2 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the mezzanine debt and private equity businesses of Audax Group, together hold investments in over 313 middle-market companies across a wide variety of industries as of December 31, 2019.

Specifically, we believe Audax Senior Debt and the Audax Group platform provide advantages in sourcing transactions, accessing proprietary due diligence (subject to applicable confidentiality obligations), and leveraging the lengthy investing experience of the senior members of the Audax Group investment team.

•	Sourcing—Audax Group’s mezzanine and private equity teams often get an early look at prospective middle-market merger and acquisition, or M&A, transactions in the early stages of a sale process. Given this early insight into middle-market sale transactions, our Adviser can often evaluate investment opportunities before many of its competitors. Since most of these M&A transactions have a senior debt component, we believe the Adviser’s investment team often becomes aware of senior debt lending opportunities well before other firms.

•	Due diligence— As of December 31, 2019, Audax Group held over [272] portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.

•	Investing experience—As of December 31, 2019, the Co-CEOs and 40 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 21 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2019, the Audax Group platform sourced 6,663 senior debt investment opportunities and ultimately invested $16.2 billion in 658 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to exploit opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2019, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of the Company’s loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 4.34x and an average interest rate spread of 4.86%, which is the difference between the interest rate on the Company’s loan and the interest rate on the comparable risk-free instrument, typically the three-month LIBOR. We believe both of these measures compare favorably to broadly syndicated and other middle-market loans that have come to market during the same period.

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

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select second lien loans by making investments generally in the range of $1.0 million to $4.0 million in privately owned, U.S.-based middle-market companies. Set forth below is a list of our ten largest investments as of December 31, 2019 and 2018, as well as the top ten industries in which we were invested as of December 31, 2019 and 2018, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2019
Portfolio Company	Fair Value	Percentage of Total Investments
CIBT 2017	$5,370,023	1.62%
Radiology Partners 2018	5,211,317	1.58
Pathway Partners 2019	4,943,770	1.49
MedRisk 2018	4,550,000	1.38
Specialty Care	4,184,597	1.26
Veritext	4,166,951	1.26
CoAdvantage 2019	3,970,050	1.20
CPI International 2019	3,970,000	1.20
Qlik Technologies	3,950,150	1.19
RevSpring	3,950,100	1.19
	$44,266,959	13.37%

	December 31, 2018
Portfolio Company	Fair Value	Percentage of Total Investments
Radiology Partners	$4,019,924	1.52%
Odyssey Logistics & Technology	3,947,706	1.49
Young Innovations	3,921,880	1.48
CoAdvantage	3,915,500	1.48
Beaver-Visitec	3,914,043	1.48
RevSpring	3,491,250	1.32
Plaskolite	3,482,500	1.32
Mavis	3,468,978	1.31
Navicure	3,457,575	1.31
Syncsort	3,452,017	1.30
	$37,071,373	14.01%

	December 31, 2019
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$76,108,451	23.00%
High Tech Industries	58,327,844	17.63
Services: Business	44,376,771	13.41
Chemicals, Plastics & Rubber	28,747,162	8.69
Services: Consumer	25,757,966	7.78
Aerospace & Defense	12,911,355	3.90
Banking, Finance, Insurance & Real Estate	10,766,682	3.25
Consumer Goods: Non-durable	8,472,022	2.56
Containers, Packaging & Glass	7,941,602	2.40
Capital Equipment	7,720,891	2.33
	$281,130,746	84.95%

	December 31, 2018
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$47,520,070	17.95%
High Tech Industries	45,031,546	17.01
Services: Business	36,858,954	13.93
Chemicals, Plastics & Rubber	27,716,784	10.47
Services: Consumer	15,942,194	6.02
Banking, Finance, Insurance & Real Estate	12,125,388	4.58
Transportation: Cargo	9,133,648	3.45
Wholesale	8,518,879	3.22
Consumer Goods: Non-durable	7,914,631	2.99
Capital Equipment	7,256,899	2.74
	$218,018,993	82.36%

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

Risk Management

Broad Diversification. We have diversified and intend to continue to diversify our transactions by company, asset type, investment size, industry and geography within the United States. Once we have fully invested the proceeds from any offering of the Shares, we expect that each individual investment will not exceed approximately five percent of our total assets and that the size of our individual investments will vary proportionately with the size of our capital base. Furthermore, we must meet certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. See “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of the value of our gross assets. Pursuant to the Waiver Agreement, the Adviser has agreed to waive the right to receive the base management fee to the extent necessary so that the base management fee payable under the Investment Advisory Agreement equals, and is calculated in the same manner as if, the base management fee otherwise payable by the Company were calculated at an annual rate equal to 0.65% (instead of an annual rate of 1.00%).

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

Incentive Fee on Pre-Incentive Fee Net Investment Income

We determine pre-incentive fee net investment income in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, including, in the case of investments with a deferred interest feature, such as OID, debt instruments with PIK, interest and zero coupon securities, accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.0% per quarter (4.0% annualized). We determine our average gross assets during each fiscal quarter and calculate the base management fee payable with respect to such amount at the end of each fiscal quarter. As a result, a portion of our net investment income is included in our gross assets for the period between the date on which such income is earned and the date on which such income is distributed. Therefore, our net investment income used to calculate part of the Incentive Fee is also included in the amount of our gross assets used to calculate the 1.0% annual base management fee. We pay our Adviser an Incentive Fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

Advisory and Administrative Services

We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. No compensation is paid directly by us to any interested director or executive officer of the Company. We pay our Adviser our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Messrs. Magid and McGonigle, as Managing Directors, have general oversight responsibility for Audax Senior Debt. Mr. McGonigle joined Audax Group in 2007 and manages the activities of Audax Senior Debt. He has over 29 years of experience in sourcing, underwriting, and managing the type of loans and other securities purchased by Audax Senior Debt. Mr. McGonigle leads a team of ten seasoned debt investment professionals. In addition, the Audax Senior Debt team is supported by experienced finance, accounting, legal, operations and investor relations professionals as a part of the Audax Group platform and the Administrator’s proposed services to the Company. Our Adviser may hire additional investment professionals in the future.

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

We are required to withhold U.S. tax (at a 30% rate) on payments of taxable dividends to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive new reporting and withholding requirements designed to inform the Treasury of U.S.-owned foreign investment accounts. Stockholders may be requested to provide additional information to us to enable us to determine whether withholding is required.

An investment in the Shares by a non-U.S. person may also be subject to U.S. federal estate tax. Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the Shares.

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. As a corporation, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2019, 2018, and 2017. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2019, 2018, and 2017.

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

In contrast, many investment vehicles utilized by institutional investors are required to be “private” vehicles. Investors in such vehicles can transfer their interests only under strict rules designed to ensure that “private” status is maintained. This may have the effect of limiting the liquidity of those interests and result in a discount when they trade in the secondary market. Typically, these investment vehicles are designed for a medium- term (ten year) life, and the timing of return of capital from these vehicles typically depends upon the investment activity of the vehicle.

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

Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and generally are subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules. Distributions paid out of U.S. derived interest income or short term capital gains may qualify for an exemption from U.S. withholding tax. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder. Additionally, certain U.S. resident persons eligible to claim exemptions from U.S. federal income tax provided by the Code (such as certain U.S. qualified plans and charitable organizations) that own shares in a BDC generally are not required to take account of indebtedness incurred at the level of the BDC in determining whether dividends received from a BDC constitute “unrelated debt-financed income.” Finally, a non-U.S. investor in a BDC generally does not need to take account of activities conducted by the BDC in determining whether such non-U.S. investor is engaged in the conduct of a business in the United States. See “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

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

Senior Securities

While there is no present intention to do so, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Shares if our asset coverage complies with the requirements of the 1940 Act. Under the 1940 Act, and absent specific authorization by our Board of Directors or stockholders, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, which was signed into law on March 23, 2018, or the SBCAA, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.

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

An investment adviser registered under the Investment Advisers Act of 1940, as amended, or the Advisers Act, has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

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

Many of our portfolio companies are susceptible to economic or industry centric slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing investments in senior secured debt. Economic slowdowns or recessions may further decrease the value of our collateral and result in losses of value in our portfolio and a material decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by our lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and materially harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even if we had structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In December 2019, a strain of novel coronavirus causing respiratory illness emerged in the city of Wuhan in the Hubei province of China (the “Wuhan Coronavirus”). We are closely monitoring the developments in China and continually assessing the potential impact on our business and the business of our portfolio companies, including the effects described below. However, the full impact of this outbreak is unknown as of the date of this report.

Any prolonged disruptions in the business of our portfolio companies, including a disruption in their supply chains may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. In addition, such events may lead to restrictions on travel to and from the affected areas, making it more difficult for our portfolio companies to conduct their businesses. As a result of pandemic outbreaks, including the Wuhan Coronavirus, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America, Europe, or other locations significant to the operations of our portfolio companies, could adversely affect their workforce, resulting in serious health issues and absenteeism, and may cause serious harm to our results of operations, business, or prospects.

Furthermore, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies. During these periods of disruption, general economic conditions may deteriorate with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. These conditions may reoccur for a prolonged period of time or materially worsen in the future.

Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial conditions.

The current U.S. administration has signified potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Additionally, in July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. . To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined.

If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.

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

We are subject to risks associated with cybersecurity and cyber incidents which may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

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

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as growing social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide through economic sanctions and otherwise.

As a consequence of the United Kingdom’s vote to withdraw from the European Union, the government of the United Kingdom gave notice of its withdrawal from the European Union, commonly referred to as “Brexit”. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the European Union, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. In addition, continuing signs of deteriorating sovereign debt conditions in Europe and an economic slowdown in China create uncertainty that could lead to further disruptions, instability and weakening consumer, corporate and financial confidence. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks related to corporate social responsibility.

There is increased public scrutiny related to environmental, social and governance (“ESG”) activities of public companies. We risk damage to our brand and reputation if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could negatively affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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

We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time or that there may not be inadvertent errors in our application of our Adviser’s allocation policy.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations. In addition, on March 20, 2019, the SEC proposed a series of rule and form amendments pursuant to the SBCAA. However, in the absence of final rules, the revisions required under the SBCAA became self-implementing on March 24, 2019. In the continued absence of transition guidance and through the effectiveness of the final rules, the appropriate mechanisms for implementing offering reform may remain in flux.

In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to change our investment strategy in order to avail ourselves to new or different opportunities. Such changes could differ materially from the strategies and plans set forth in this annual report and may shift our investment focus from the areas of expertise of our Adviser. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

The SBCAA allows us to incur additional leverage and would require us to offer liquidity to our stockholders.

Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The SBCAA, which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% (equivalent of $1 of debt outstanding for each $1 equity) to 150% (equivalent to $2 of debt outstanding for each $1 of equity). This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. As a result, if we were to seek and receive the relevant approval, and we complied with the applicable disclosure requirements, we would be able to incur additional leverage, which may increase the risk of investing in us. In addition, since our base management fee is payable based upon our average adjusted gross assets, which includes any borrowings for investment purposes, our base management fee expenses may increase if we incur additional leverage.

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

We are obligated to maintain proper and effective internal controls over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. However, we will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the later of the date we are no longer a non-accelerated filer or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting may not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting, however our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the date we are no longer a non-accelerated filer or the date we are no longer an emerging growth company under the JOBS Act.

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

Holders

As of March 17, 2020, we had two stockholders of record.

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

The distributions declared during the year ended December 31, 2019, were derived from $0.51 of net investment income. The distributions declared during the year ended December 31, 2018, were derived from $0.52 of net investment income and $0.01 capital gains.

The fund will notify shareholders of amounts for use in preparing 2019 income tax forms in January 2020. The following information is provided pursuant to provisions of the Code. The Company designates $[xx] as capital gain dividends paid during the fiscal year ended December 31, 2019.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2019:

Date of Sale	Shares Sold	Aggregate Offering Price
January 11, 2019	2,114,165	$20 million
April 5, 2019	1,565,762	15 million
July 3, 2019	1,588,983	15 million
October 2, 2019	1,570,681	15 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2018:

Date of Sale	Shares Sold	Aggregate Offering Price
March 29, 2018	1,557,632	$15 million
June 14, 2018	1,578,947	15 million
September 27, 2018	1,037,344	10 million
December 28, 2018	2,107,482	20 million

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2019, 2018 and 2017 were derived from our accompanying audited financial statements and notes to the financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying financial statements, notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Statement of Operations Data:
Income
Total investment income	$21,029,469	$15,565,122	$10,458,491
Expenses
Net expense	4,067,186	3,007,021	2,432,209
Net investment income	16,962,283	12,558,101	8,026,282
Net realized (loss) gain on investments	(672,026)	449,694	696,970
Net change in unrealized depreciation on investments	(229,677)	(1,778,021)	(981,966)
Net increase in net assets resulting from operations	$16,060,580	$11,229,774	$7,741,286

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.52	$0.52	$0.44
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.49	0.46	0.43
Distributions declared per common share	0.51	0.52	0.47

Statement of Assets and Liabilities Data:
Total assets	$339,396,997	$282,945,853	$214,489,673
Total liabilities	7,997,324	15,522,618	5,294,097
Net assets	331,399,673	267,423,235	209,195,576
Net asset value per common share	9.44	9.46	9.51
Common shares outstanding	35,109,246	28,269,649	21,988,238
Weighted common shares outstanding - basic and diluted	32,672,328	24,340,035	18,080,178

Other Data:
Number of portfolio investments	176	144	102
Average investment amount (b)	$1,890,466	$1,849,169	$1,805,643
Percentage of investments at floating rates (b)	99.38%	100.00%	100.00%

(a)	Per share data is based on weighted average common stock outstanding for both basic and diluted.

(b)	Based on cost of investments.

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

Although we have no present intention of doing so, we may decide to incur leverage. If we do incur leverage, however, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The SBCAA, which was signed into law on March 23, 2018, provides that a BDC's required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. In addition, as a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their shares of common stock over the next year following the calendar quarter in which the approval was obtained. In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2019, was approximately $330,874,911 and held in 164 portfolio companies as of December 31, 2019. The fair value of our investments, all of which were syndicated loans as of December 31, 2018, was approximately $264,662,881 and held in 135 portfolio companies as of December 31, 2018.

During the year ended December 31, 2019, we purchased $134,467,139 in investments, and we had $58,594,377 in debt repayments by existing portfolio companies, and $9,096,342 in sales of securities of portfolio companies. During the year ended December 31, 2018, we purchased $166,050,572 in investments, and we had $83,013,696 in debt repayments by existing portfolio companies, and $1,520,433 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2019, we had a change in unrealized depreciation of approximately $229,677 and realized losses of $672,026, and for the year ended December 31, 2018, we had a change in unrealized depreciation of approximately $1,778,021 and realized gains of $449,694.

Our investment activity for the years ended December 31, 2019 and 2018, is presented at fair value below:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning investment portfolio, at fair value	$264,662,881	$184,336,177
Investments in new portfolio investments	112,937,320	146,482,757
Investments in existing portfolio investments	21,529,819	19,567,815
Principal repayments	(58,594,377)	(83,013,696)
Proceeds from investments sold	(9,096,342)	(1,520,433)
Change in premiums, discounts and amortization	337,313	138,588
Net change in unrealized depreciation on investments	(229,677)	(1,778,021)
Realized (loss) gain on investments	(672,026)	449,694
Ending portfolio investment activity, at fair value	$330,874,911	$264,662,881
Number of portfolio investments	176	144
Average investment amount, at cost	$1,890,466	$1,849,169
Percentage of investments at floating rates	99.38%	100.00%

As of December 31, 2019 and 2018, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2019 through March 17, 2020, we invested $12,603,912 at cost in 22 different portfolio companies.

On December 26, 2019, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 1,588,983 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for an aggregate offering price of $15 million. The sale closed on January 10, 2020.

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2019 and 2018. For a comparison of our results of operations for the years ended December 31, 2018 and 2017, see the Company's Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 18, 2019.

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the years ended December 31, 2019 and 2018, is presented in the table below:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Total interest income from non-controlled/non-affiliated investments	$20,812,478	$15,332,000
Total other interest income	145,127	141,063
Total other income	71,864	92,059
Total investment income	$21,029,469	$15,565,122

Total investment income for the year ended December 31, 2019 increased to $21,029,469 from $15,565,122 for the year ended December 31, 2018, and was primarily driven by our interest income from our increasing investment balance. As of December 31, 2019 and 2018, the size of our debt portfolio was $331,601,425 and $266,280,299 at amortized cost, respectively, with total principal amount of debt outstanding of $333,335,057 and $267,318,344, respectively.

Expenses

Total expenses net of waivers for the years ended December 31, 2019 and 2018, were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Base management fee(a)	$3,243,496	$2,446,249
Incentive fee(a)	2,620,312	1,938,059
Administrative fee(a)	265,000	265,000
Directors' fees	210,000	195,000
Professional fees	650,709	421,966
Other expenses	328,812	174,252
Total expenses	7,318,329	5,440,526
Base management fee waivers(a)	(1,135,224)	(856,187)
Incentive fee waivers(a)	(2,115,919)	(1,577,318)
Total expenses, net of waivers	$4,067,186	$3,007,021

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the year ended December 31, 2019 in comparison to the year ended December 31, 2018 was driven by our increasing invested balance. For the year ended December 31, 2019 and 2018, we accrued gross base management fees before waivers of $3,243,496 and $2,446,249, respectively. Offsetting those fees, we recognized base management fee waivers of $1,135,224 and $856,187, respectively. For the years ended December 31, 2019 and 2018, we accrued incentive fees related to net investment income before waivers of $2,620,312 and $1,938,059, respectively. Offsetting those fees during the periods were incentive fee waivers of $2,115,919 and $1,577,318, respectively. For the years ended December 31, 2019 and 2018, we did not accrue incentive fees related to capital gains. Additionally, we accrued $265,000 of administrative fees for the years ended December 31, 2019 and 2018. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the years ended December 31, 2019 and 2018, we incurred professional fees of $650,709 and $421,966, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fess was driven by an increase in legal expenses during the year ended December 31, 2019. We also incurred expenses related to fees paid to our independent directors of $210,000 and $195,000 for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, we incurred other expenses of $328,812 and $174,252, respectively. The increase in other expenses was driven by an increase in the Delaware Franchise Tax in the year ended December 31, 2019.

Realized and Unrealized Gains and Losses

We recognized $672,026 in net realized losses for the year ended December 31, 2019. We recognized $449,694 in net realized gains for the year ended December 31, 2018.

Net change in unrealized depreciation on investments for the years ended December 31, 2019, and 2018, is presented in the table below, was as follows:

Type	Year Ended December 31, 2019	Year Ended December 31, 2018
First Lien Debt	$111,757	$(1,694,993)
Second Lien Debt	59,890	(83,028)
Equity and Preferred Shares	(401,324)	-
Net change in unrealized
depreciation on investments	$(229,677)	$(1,778,021)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Set forth below are our financial condition, liquidity and capital resources for the years ended December 31, 2019 and 2018. For information regarding our liquidity and capital resources for the year ended December 31, 2017, see the Company's Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 18, 2019.

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2019 and 2018, we had cash of and $5,506,217 and $17,715,145, respectively.

Operating Activities

Net cash used in the operating activities for the year ended December 31, 2019 was $60,124,786. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in the operating activities for the year ended December 31, 2018 was $59,004,299. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of December 31, 2019 and 2018, we had eighteen and ten investments with unfunded commitments of and $3,878,962 and $2,225,517, respectively. We believe that, as of December 31, 2019 and 2018, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the year ended December 31, 2019 and 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning investment portfolio	$264,662,881	$184,336,177
Investments in new portfolio investments	112,937,320	146,482,757
Investments in existing portfolio investments	21,529,819	19,567,815
Principal repayments	(58,594,377)	(83,013,696)
Proceeds from sales of investments	(9,096,342)	(1,520,433)
Net change in unrealized depreciation on investments	(229,677)	(1,778,021)
Net realized (loss) gain on investments	(672,026)	449,694
Net change in premiums, discounts and amortization	337,313	138,588
Investment Portfolio, at Fair Value	$330,874,911	$264,662,881

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2019 was $47,915,858 from issuances of 6,839,591 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $17,084,142 or $0.51 per share. Net cash provided by our financing activities for the year ended December 31, 2018 was $46,997,885 from issuances of 6,281,406 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $13,002,172 or $0.53 per share.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. As of December 31, 2019, $25,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of December 31, 2019 and 2018 were 35,109,246 and 28,269,649, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2019 and 2018:

	Common stock shares in issue
	Year Ended December 31, 2019	Year Ended December 31, 2018
Shares in issue, beginning of period	28,269,649	21,988,238
Common stock issued ($65,000,000 and $60,000,000, respectively )	6,839,591	6,281,406
Issuance of common shares in connection with dividend reinvestment plan ($60 and $57, respectively)	6	6
Shares in issue, end of period	35,109,246	28,269,649

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Unfunded commitments(1)	$3,878,962	3,878,962	—	—	$—
Total contractual obligations	$3,878,962	3,878,962	—	—	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2019.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2019, we made two distributions totaling $17,084,202, or $0.51 per Share. During the year ended December 31, 2018, we made two distributions totaling $13,002,172, or $0.52 per Share. The following tables provide the details of each distribution for the year ended December 31, 2019 and 2018.

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended	June 6, 2019	June 7, 2019	June 13, 2019	$0.260
2019	December 12, 2019	December 13, 2019	December 18, 2019	$0.250

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended	May 30, 2018	May 31, 2018	June 5, 2018	$0.250
2018	December 10, 2018	December 11, 2018	December 14, 2018	$0.272

Qualified Interest Income and Qualified Short-Term Capital Gain (for non-U.S. resident shareholders only). Under the American Jobs Creation Act of 2004, the following amounts of ordinary dividends paid during the fiscal year ended December 31, 2019 are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are designated as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the following amounts of ordinary dividends paid during the fiscal year ended December 31, 2019 are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are designated as qualified short-term gain dividends, as defined by Section 871(k)(2)(C) of the Code.

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

Related Party Fees

For the year ended December 31, 2019, the Company recorded base management fees of $3,243,496 and waivers to the base management fees of $1,135,224, as set forth within the accompanying statements of operations. For the year ended December 31, 2018, the Company recorded base management fees of $2,446,249 and waivers to the base management fees of $856,187, as set forth within the accompanying statements of operations.

For the year ended December 31, 2019, the Company recorded incentive fees of $2,620,312 and waivers to the incentive fees of $2,115,919, as set forth within the accompanying statements of operations. For the year ended December 31, 2018, the Company recorded incentive fees of $1,938,059 and waivers to the incentive fees of $1,577,318, as set forth within the accompanying statements of operations.

For the years ended December 31, 2019 and 2018, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Fees due to related parties as of December 31, 2019 and 2018 on our accompanying statements of assets and liabilities were as follows:

	December 31, 2019	December 31, 2018
Net base management fee due to Adviser	$569,600	$424,873
Net incentive fee due to Adviser	118,536	111,041
Total fees due to Adviser, net of waivers	688,136	535,914
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$754,386	$602,164

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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2019, 2018, and 2017.

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

COMMITMENTS AND CONTINGENCIES

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2019, we had eighteen investments with unfunded commitments of $3,878,962. As of December 31, 2018, we had ten investments with unfunded commitments of $2,225,517. We believe that, as of December 31, 2019 and 2018, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2019, 99.38% of our investments included variable rates or variable rates with a floor.

Assuming that the accompanying statement of assets and liabilities as of December 31, 2019 was to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(3,721,822)
Down 200 basis points	(3,721,822)
Down 100 basis points	(2,814,586)
Up 100 basis points	3,320,662
Up 200 basis points	6,641,324
Up 300 basis points	9,961,986

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Audax Credit BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2015.

New York, NY

March 17, 2020

Audax Credit BDC Inc.

Statements of Assets and Liabilities

December 31, 2019 and December 31, 2018

(Expressed in U.S. Dollars)

	December 31, 2019	December 31, 2018
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $332,722,006 and $266,280,299, respectively)	$330,874,911	$264,662,881
Cash and cash equivalents	5,506,217	17,715,145
Interest receivable	942,329	558,114
Receivable from investments sold	1,993,379	-
Receivable from bank loan repayment	80,161	9,713

Total assets	$339,396,997	$282,945,853

Liabilities
Accrued expenses and other liabilities	$297,938	$517,621
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	688,136	535,914
Payable for investments purchased	6,945,000	14,402,833

Total liabilities	$7,997,324	$15,522,618
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 35,109,246 and 28,269,649 shares issued and outstanding, respectively	$35,110	$28,270
Capital in excess of par value	334,095,408	269,246,005
Total distributable earnings	(2,730,845)	(1,851,040)
Total Net Assets	$331,399,673	$267,423,235

Net Asset Value per Share of Common Stock at End of Period	$9.44	$9.46

Shares Outstanding	35,109,246	28,269,649

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

For Years Ended December 31, 2019, 2018, and 2017

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Investment Income
Interest income
Non-Control/Non-Affiliate	$20,812,478	$15,332,000	$10,230,173
Other	145,127	141,063	110,905
Total interest income	20,957,605	15,473,063	10,341,078
Other income
Non-Control/Non-Affiliate	71,864	92,059	117,413
Total income	21,029,469	15,565,122	10,458,491

Expenses
Base management fee(a)	$3,243,496	$2,446,249	$1,798,651
Incentive fee(a)	2,620,312	1,938,059	1,109,367
Administrative fee(a)	265,000	265,000	265,000
Directors' fees	210,000	195,000	195,000
Professional fees	650,709	421,966	458,855
Other expenses	328,812	174,252	197,066

Expenses before waivers from investment adviser and administrator	7,318,329	5,440,526	4,023,939
Base management fee waivers(a)	(1,135,224)	(856,187)	(629,527)
Incentive fee waivers(a)	(2,115,919)	(1,577,318)	(962,203)
Total expenses, net of waivers	4,067,186	3,007,021	2,432,209
Net Investment Income	16,962,283	12,558,101	8,026,282

Realized and Unrealized (Loss) Gain on Investments
Net realized (loss) gain on investments	(672,026)	449,694	696,970
Net change in unrealized depreciation on investments	(229,677)	(1,778,021)	(981,966)
Net realized and unrealized loss on investments	(901,703)	(1,328,327)	(284,996)

Net Increase in Net Assets Resulting from Operations	$16,060,580	$11,229,774	$7,741,286

Basic and Diluted per Share of Common Stock:
Net investment income	$0.52	$0.52	$0.44
Net increase in net assets resulting from operations	$0.49	$0.46	$0.43

Weighted average shares of common stock outstanding basic
diluted	32,672,328	24,340,035	18,080,178

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

For the Years Ended December 31, 2019, 2018, and 2017

(Expressed in U.S. Dollars)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Operations
Net investment income	$16,962,283	$12,558,101	$8,026,282
Net realized (loss) gain on investments	(672,026)	449,694	696,970
Net change in unrealized depreciation on investments	(229,677)	(1,778,021)	(981,966)
Net increase in net assets resulting from operations	16,060,580	11,229,774	7,741,286

Distributions:
Distributions to common stockholders	(16,941,968)	(12,987,835)	(8,723,252)
Return of capital to common stockholders	(142,234)	(14,337)	(192,169)
Total distributions	(17,084,202)	(13,002,172)	(8,915,421)

Capital Share Transactions:
Issuance of common stock	65,000,000	60,000,000	40,000,000
Reinvestment of common stock	60	57	50
Net increase in net assets from capital share transactions	65,000,060	60,000,057	40,000,050

Net Increase in Net Assets	63,976,438	58,227,659	38,825,915

Net Assets, Beginning of Period	267,423,235	209,195,576	170,369,661

Net Assets, End of Period	$331,399,673	$267,423,235	$209,195,576

(a)	For the year ended December 31, 2017, the components of distributions to common stockholders were comprised of distributions from net investment income of $8,026,282 and distributions from realized gains of $696,970.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

For Years Ended December 31, 2019, 2018, and 2017

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$16,060,580	$11,229,774	$7,741,286
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized loss (gain) on investments	672,026	(449,694)	(696,970)
Net change in unrealized depreciation on investments	229,677	1,778,021	981,966
Accretion of original issue discount interest and payment-in-kind interest	(337,313)	(138,588)	(266,197)
Increase in receivable from investments sold	(1,993,379)	-	-
Increase in interest receivable	(384,215)	(128,688)	(45,655)
(Increase) decrease in receivable from bank loan repayment	(70,448)	(9,713)	6,773
Decrease (increase) in other assets	-	2,511	(1,569)
(Decrease) increase in accrued expenses and other liabilities	(219,683)	278,800	39,646
Increase in fee due to administrator(a)	-	-	44,375
Increase in fees due to investment advisor(a)	152,222	4,859	90,430
(Decrease) increase in payable for investments purchased	(7,457,833)	9,944,862	742,532
Investment activity:
Investments purchased	(134,467,139)	(166,050,572)	(131,131,217)
Proceeds from investments sold	9,096,342	1,520,433	3,022,500
Repayment of bank loans	58,594,377	83,013,696	87,502,962
Total investment activity	(66,776,420)	(81,516,443)	(40,605,755)

Net cash used in operating activities	(60,124,786)	(59,004,299)	(31,969,138)

Cash flows from financing activities:
Issuance of shares of common stock	65,000,000	60,000,000	40,000,000
Distributions paid to common stockholders	(17,084,142)	(13,002,115)	(8,915,371)

Net cash provided by financing activities	47,915,858	46,997,885	31,084,629

Net decrease in cash and cash equivalents	(12,208,928)	(12,006,414)	(884,509)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	17,715,145	29,721,559	30,566,068

Cash and cash equivalents, end of period	$5,506,217	$17,715,145	$29,681,559

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$60	$57	$50
Payment-in-kind ("PIK") interest income	$91,960	$-	$-

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2019

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (99.6%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 6.66% (Libor + 4.75%), maturity 7/9/25(i)	$5,187,469	$5,149,488	$5,211,316
Pathway, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 12/20/24	4,956,161	4,911,269	4,943,769
Tecomet, Senior Secured 2017 Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 5/1/24	3,959,391	3,942,690	3,949,491
Advarra, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/9/26(j)	3,939,427	3,899,562	3,909,879
Young, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 11/7/24	3,834,156	3,823,748	3,805,398
Specialty Care, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 9/1/23	3,342,954	3,346,536	3,334,596
Zest Dental, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 3/14/25(i)	3,333,213	3,356,177	3,199,884
Veritext, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 8/1/25	3,187,891	3,173,500	3,171,951
Confluent Health, Senior Secured Initial Term Loan, 6.91% (Libor + 5.00%), maturity 6/24/26	2,985,000	2,957,225	2,962,613
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 8/18/23	2,906,775	2,886,868	2,874,073
PharMedQuest, Senior Secured Initial Term Loan, 7.41% (Libor + 5.50%), maturity 10/31/24	2,500,000	2,463,488	2,481,250
Waystar, Senior Secured Term Loan B, 5.91% (Libor + 4.00%), maturity 10/22/26	2,500,000	2,487,836	2,481,250
MedRisk, Senior Secured Initial Term Loan (First Lien), 4.66% (Libor + 2.75%), maturity 12/27/24	2,450,000	2,455,219	2,450,000
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 9/23/24	2,446,014	2,426,873	2,421,554
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 8/1/24	2,316,088	2,305,375	2,316,088
MedRisk, Senior Secured Initial Loan (Second Lien), 8.66% (Libor + 6.75%), maturity 12/29/25	2,100,000	2,074,832	2,100,000
Zelis RedCard, Senior Secured Initial Term Loan, 6.66% (Libor + 4.75%), maturity 9/30/26(i)	2,000,000	1,980,688	2,014,889
Press Ganey, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 7/24/26(i)	1,995,000	1,987,841	2,011,774
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 12/22/25	1,980,000	1,962,728	1,957,725
CareCentrix, Senior Secured Initial Term Loan, 6.41% (Libor + 4.50%), maturity 4/3/25	1,912,500	1,904,900	1,912,500
Premise Health, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 7/10/25	1,829,786	1,838,127	1,825,212
Alpaca, Senior Secured Term Loan, 6.16% (Libor + 4.25%), maturity 4/19/24(j)	1,674,127	1,650,502	1,669,942
CPS, Unitranche, 7.16% (Libor + 5.25%), maturity 2/28/25	1,492,500	1,472,625	1,488,769
Stepping Stones, Unitranche, 7.41% (Libor + 5.50%), maturity 12/12/24	1,484,409	1,477,320	1,467,709
Ensemble, Senior Secured Closing Date Term Loan, 5.66% (Libor + 3.75%), maturity 8/3/26(i)	997,500	992,719	1,006,949
Veritext, Senior Secured Initial Term Loan (Second Lien), 8.91% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,613	995,000
Upstream Rehabilitation, Senior Secured Term Loan, 6.41% (Libor + 4.50%), maturity 11/20/26	1,000,000	995,045	992,500
Packaging Coordinators, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 6/30/23(i)	984,694	990,391	978,540
Alcami, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/14/25	987,500	983,389	972,688
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 7.41% (Libor + 5.50%), maturity 5/9/25	987,500	975,453	960,344
Dermatologists of Central States, Senior Secured Term Loan, 8.41% (Libor + 6.50%), maturity 4/20/22	977,310	970,785	960,207
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 5/10/23(i)	922,022	926,900	920,657
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 10.16% (Libor + 8.25%), maturity 9/1/24	850,000	843,325	850,000
Athena, Senior Secured Term B Loan (First Lien), 6.41% (Libor + 4.50%), maturity 2/11/26(i)	497,494	495,129	500,973
RMP & MedA/Rx, Senior Secured Term Loan, 6.41% (Libor + 4.50%), maturity 3/2/22	441,647	440,553	441,647
Injured Workers Pharmacy, Senior Secured Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 7/22/20	378,724	375,038	375,883
Alpaca, Senior Secured Revolver, 6.16% (Libor + 4.25%), maturity 4/19/24(j)	134,215	130,332	133,879
Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/9/26(j)	-	(7,619)	-

High Tech Industries
Qlik, Senior Secured 2019 Incremental Term Loan, 6.16% (Libor + 4.25%), maturity 4/26/24	3,980,000	3,954,501	3,950,150
Barracuda, Senior Secured 2019 Incremental Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 2/12/25(i)	3,451,222	3,464,246	3,477,852
Masergy, Senior Secured Initial Loan (Second Lien), 9.41% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,420,116	3,411,429
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 8/16/24	3,421,688	3,397,118	3,387,471
Sparta, Senior Secured New Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 8/21/24	3,421,250	3,423,008	3,344,272
Jaggaer, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 8/14/26(i)	3,154,345	3,150,077	3,166,174
Infogroup, Senior Secured Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 4/3/23	2,919,937	2,895,405	2,890,738
McAfee, Senior Secured Term B USD Loan, 5.66% (Libor + 3.75%), maturity 9/30/24(i)	2,864,431	2,875,358	2,883,023
eResearch (ERT), Senior Secured Initial Term Loan, 5.66% (Libor + 3.75%), maturity 5/2/23(i)	2,538,022	2,538,022	2,538,022
ECi Software Solutions, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 9/27/24(i)	2,463,579	2,451,402	2,468,662
EverCommerce, Senior Secured Initial Term Loan, 7.41% (Libor + 5.50%), maturity 8/23/25	2,184,679	2,142,420	2,179,217
Idera, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 6/28/24	2,146,089	2,145,337	2,146,089
Intermedia , Senior Secured New Term Loan (First Lien), 7.91% (Libor + 6.00%), maturity 7/21/25(i)	1,980,000	1,963,699	1,985,107
Flexera Software, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 2/26/25(i)	1,965,000	1,970,591	1,973,626
QuickBase, Senior Secured Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 4/2/26	1,990,000	1,981,139	1,970,100
GlobalLogic, Senior Secured Initial Term Loan, 5.16% (Libor + 3.25%), maturity 8/1/25(i)	1,728,438	1,719,948	1,728,438
Bomgar, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 4/18/25	1,723,750	1,733,891	1,702,203
Liaison, Senior Secured Initial Term Loan, 6.41% (Libor + 4.50%), maturity 12/20/26(i)	1,500,000	1,496,250	1,496,250
OEConnection, Senior Secured Initial Term Loan, 5.91% (Libor + 4.00%), maturity 9/25/26	1,496,250	1,488,267	1,485,028
Navex Global, Senior Secured Initial Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 9/5/25(i)	1,481,250	1,467,074	1,484,310
Compusearch Software Systems, Senior Secured Term Loan C, 6.16% (Libor + 4.25%), maturity 5/8/23	1,432,979	1,432,391	1,425,814
Ultimate Software , Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 5/4/26(i)	1,080,625	1,082,379	1,089,829
Insurity, Senior Secured Closing Date Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 7/31/26	1,000,000	995,219	997,500
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 12.16% (Libor + 10.25%), maturity 1/20/22	1,000,000	995,441	988,750
LANDesk, Senior Secured Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 1/20/24(i)	978,627	969,988	981,924
Corsair, Senior Secured Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 8/28/24	982,444	978,622	967,707
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 12/2/22	834,254	830,477	825,912
HelpSystems, Senior Secured Initial Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 11/19/26(i)	500,000	498,750	498,750
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 12/15/23	484,908	483,405	482,484
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 5.66% (Libor + 3.75%), maturity 2/9/23(i)	404,507	403,788	401,013

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2019

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 9/23/25	$3,990,000	$3,950,952	$3,970,050
RevSpring, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 10/11/25	3,960,000	3,955,758	3,950,100
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 5.66% (Libor + 3.75%), maturity 2/2/26	2,982,525	2,973,315	2,975,069
Addison, Senior Secured Initial Term Loan, 6.91% (Libor + 5.00%), maturity 4/15/26	2,985,000	2,931,090	2,962,613
Fleetwash, Senior Secured Incremental Term Loan, 6.66% (Libor + 4.75%), maturity 10/1/24	2,962,613	2,938,051	2,947,799
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 6/19/24(i)	2,894,218	2,894,218	2,883,365
Allied Universal, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 7/10/26(i)	2,613,149	2,591,810	2,635,788
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 2/9/26(i)	2,481,250	2,484,662	2,497,618
HireRight, Senior Secured Initial Term Loan (Second Lien), 9.16% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,479,365	2,481,250
Newport Group, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 9/12/25	2,471,231	2,458,304	2,452,697
First Advantage, Senior Secured Term Loan (First Lien), 7.16% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,996,094	1,990,000
Vistage, Senior Secured Term B Loan (First Lien), 5.91% (Libor + 4.00%), maturity 2/10/25	1,965,000	1,961,739	1,960,088
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 12/31/24	2,339,998	2,333,703	2,316,598
Eliassen Group, Senior Secured Initial Term B Loan, 6.41% (Libor + 4.50%), maturity 11/5/24	1,493,123	1,486,683	1,489,390
OSG Billing Services, Senior Secured Term B Loan (First Lien), 6.41% (Libor + 4.50%), maturity 3/27/24	1,474,855	1,470,192	1,467,481
DBi Services, Senior Secured Term B Loan (Second Lien), 8.00% (Libor + 8.00%), maturity 2/2/26	1,268,869	1,268,869	1,268,869
Diversified, Senior Secured Initial Term Loan, 6.66% (Libor + 4.75%), maturity 12/23/23	992,500	986,007	990,019
WCG, Senior Secured Term Loan, 5.91% (Libor + 4.00%), maturity 1/8/27(i)	1,000,000	990,000	990,000
Franklin Energy, Senior Secured Term B Loan (First Lien), 5.91% (Libor + 4.00%), maturity 8/14/26	997,500	995,123	987,525
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 6/3/26(i)	498,747	494,694	498,747

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 12/15/25	3,960,000	3,896,852	3,920,400
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 5/30/24	3,427,599	3,413,966	3,341,909
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 10/4/21	2,811,462	2,806,249	2,741,176
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 1/31/25	2,682,225	2,691,463	2,615,169
Unifrax, Senior Secured USD Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 12/12/25(i)	2,476,241	2,454,997	2,286,895
Q Holding, Senior Secured Term B Loan (2019), 6.91% (Libor + 5.00%), maturity 12/29/23	1,995,000	1,985,388	1,985,025
Boyd Corp, Senior Secured Initial Loan (Second Lien), 8.66% (Libor + 6.75%), maturity 9/6/26	2,000,000	2,002,217	1,985,000
DuBois Chemicals 2019, Senior Secured Term Loan (Second Lien), 10.41% (Libor + 8.50%), maturity 9/30/27	2,000,000	1,950,862	1,985,000
Borchers, Senior Secured Term Loan, 6.41% (Libor + 4.50%), maturity 11/1/24	1,910,136	1,905,332	1,900,585
Zep, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 8/12/24	1,956,225	1,954,251	1,584,542
DuBois Chemicals 2019, Senior Secured Term Loan B (First Lien), 6.41% (Libor + 4.50%), maturity 9/30/26	1,560,865	1,516,107	1,549,159
Spartech, Senior Secured Term Loan, 6.91% (Libor + 5.00%), maturity 10/17/25	1,000,000	985,134	992,500
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 10/28/24	987,406	970,460	967,657
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 3/31/25(i)	982,500	978,584	892,145

Services: Consumer
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 6/3/24	5,424,266	5,407,341	5,370,023
A Place For Mom, Senior Secured Term Loan, 5.66% (Libor + 3.75%), maturity 8/10/24	2,666,144	2,665,484	2,599,490
Weld North, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 2/15/25	2,463,674	2,441,530	2,463,674
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 12/18/25	2,475,000	2,365,058	2,462,625
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 2/21/22	2,417,625	2,417,625	2,399,493
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 5/14/26(i)	1,990,000	1,985,439	2,002,726
SMG, Senior Secured Initial Term Loan (First Lien), 4.91% (Libor + 3.00%), maturity 1/23/25(i)	1,976,118	1,963,737	1,976,118
Valet Living, Senior Secured Initial Term Loan, 5.91% (Libor + 4.00%), maturity 9/28/25	1,983,718	1,979,195	1,973,800
LegalShield, Senior Secured Initial Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 5/1/25	1,940,510	1,927,273	1,935,659
Ned Stevens, Senior Secured Term A Loan, 7.66% (Libor + 5.75%), maturity 9/30/25(j)	1,603,824	1,572,794	1,591,795
Spring Education, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/30/25	987,500	985,450	982,563
Ned Stevens, Senior Secured Revolver, 6.66% (Libor + 4.75%), maturity 9/30/25(j)	-	(2,614)	-

Aerospace & Defense
CPI International, Senior Secured TL, 6.66% (Libor + 4.75%), maturity 7/26/24	4,000,000	3,960,000	3,970,000
StandardAero, Senior Secured Initial Term B-1 Loan, 5.91% (Libor + 4.00%), maturity 4/6/26(i)	3,567,981	3,556,378	3,599,650
StandardAero, Senior Secured Initial Term B-2 Loan, 5.91% (Libor + 4.00%), maturity 4/6/26(i)	1,918,269	1,912,031	1,935,296
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 9.66% (Libor + 7.75%), maturity 4/30/26	1,500,000	1,514,877	1,485,000
Tronair, Senior Secured Initial Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 9/8/23	1,459,899	1,453,639	1,427,051
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 4/30/25(i)	497,481	495,124	494,358

Banking, Finance, Insurance & Real Estate
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.41% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	1,995,000
Kestra Financial, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 6/3/26	1,995,000	1,976,368	1,990,013
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.66% (Libor + 5.75%), maturity 10/31/22	1,989,457	1,951,565	1,939,721
Advisor Group, Senior Secured Initial Term B Loan, 6.91% (Libor + 5.00%), maturity 7/31/26(i)	1,490,625	1,465,245	1,478,349
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 9/6/24	1,470,000	1,467,280	1,458,975
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 6/12/26	978,070	973,369	970,735
Aperio, Senior Secured Loan, 6.91% (Libor + 5.00%), maturity 10/25/24	933,889	929,619	933,889

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 7.91% (Libor + 6.00%), maturity 12/8/23	3,438,750	3,399,412	3,412,959
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.41% (Libor + 4.50%), maturity 10/26/23	2,228,517	2,214,540	2,211,804
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 9/11/23	1,906,766	1,895,349	1,873,398
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 12/16/24(i)	987,418	993,636	973,861

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2019

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 11/20/23(i)	$3,000,535	$3,017,391	$2,972,870
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 7/18/26	1,995,000	1,985,448	1,995,000
Tank Holding, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 3/26/26(i)	997,500	993,032	1,003,416
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 7/31/26	1,000,000	997,605	995,000
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 11/30/23(i)	494,901	494,901	491,978
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 6.16% (Libor + 4.25%), maturity 5/12/20	488,837	488,275	483,338

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 9/30/24	2,443,750	2,443,750	2,419,313
BAS, Senior Secured Repricing Term Loan, 5.66% (Libor + 3.75%), maturity 5/21/24	1,969,661	1,971,159	1,959,812
Edward Don, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 7/2/25	1,478,769	1,472,799	1,452,890
Cole-Parmer, Senior Secured Closing Date Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 11/4/26	1,000,000	995,111	992,500
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 12/2/24	493,703	497,366	490,000
TriMark, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 8/28/24(i)	491,207	492,665	406,376

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.91% (Libor + 3.00%), maturity 3/20/25	3,935,671	3,936,089	3,906,153
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 8/19/22	1,915,184	1,893,658	1,891,245
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 6/15/23	1,454,906	1,452,426	1,422,170

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 10/12/24	3,615,344	3,611,340	3,588,229
Transplace, Senior Secured Closing Date Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 10/7/24(i)	2,466,458	2,459,768	2,460,292
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 10/7/21	1,161,707	1,161,868	1,144,282

Construction & Building
PlayPower, Senior Secured Initial Term Loan, 7.41% (Libor + 5.50%), maturity 5/8/26	1,934,722	1,934,722	1,920,212
Tangent, Senior Secured Closing Date Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 11/30/24	1,496,238	1,480,815	1,488,757
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 4.91% (Libor + 3.00%), maturity 6/3/24	1,474,832	1,462,983	1,460,084
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 9/30/24(i)	976,912	975,059	964,701
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 7/29/22(i)	628,442	623,246	630,799
Hoffman Southwest, Senior Secured Initial Term Loan, 6.41% (Libor + 4.50%), maturity 8/14/23	527,876	523,556	525,237

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 3/20/25(i)	3,592,566	3,578,510	3,516,090
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 10.16% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,507	1,795,500
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 2/3/25	987,500	963,545	982,563

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.66% (Libor + 5.75%), maturity 12/20/22	1,905,523	1,893,460	1,872,177
Northstar, Senior Secured Term Loan, 8.16% (Libor + 6.25%), maturity 6/7/22	1,449,510	1,449,510	1,438,639
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.66% (Libor + 4.75%), maturity 6/21/22	1,458,750	1,451,152	1,035,712
Vestcom International, Senior Secured L/C Collaterilized, 5.91% (Libor + 4.00%), maturity 12/19/23	783,878	786,703	777,999

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 11/21/23	2,927,277	2,915,319	2,898,005
Loparex, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 7/31/26	1,496,250	1,481,906	1,481,288

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 6.91% (Libor + 5.00%), maturity 11/20/25	1,980,000	1,962,677	1,960,200
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 5.66% (Libor + 3.75%), maturity 8/25/25	1,975,000	1,966,820	1,970,063

Hotel, Gaming & Leisure
On Location, Senior Secured Second Amendment Term Loan, 6.91% (Libor + 5.00%), maturity 9/29/21	2,396,566	2,384,489	2,384,584
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.91% (Libor + 5.00%), maturity 10/21/23	1,119,231	1,110,756	1,119,231

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 5.66% (Libor + 3.75%), maturity 6/30/23	2,309,428	2,306,211	2,309,428

Retail
Grocery Outlet, Senior Secured 2019 Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 10/22/25(i)	1,269,483	1,266,905	1,286,070

Metals & Mining
Dynatect, Senior Secured Term B Loan, 6.41% (Libor + 4.50%), maturity 9/30/22	997,579	990,633	987,604

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 8/31/26(i)	525,311	519,256	526,851

Total Bank Loans		$331,601,425	$330,155,654

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2019

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.2%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$400,267
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $261,438)(f)(j)(m)(n)(o)		261,438	261,438

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $57,552)(f)(i)(j)(m)(o)(p)		58,608	57,552
Total Equity and Preferred Shares		$1,120,581	$719,257

Total Portfolio Investments(q)		$332,722,006	$330,874,911

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., " 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	At December 31, 2019, the cost of investments for income tax purposes was $332,722,006 the gross unrealized depreciation for federal tax purposes was $2,951,506, the gross unrealized appreciation for federal income tax purposes was $1,104,411, and the net unrealized depreciation was $1,847,095.

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
December 31, 2019

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

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements and related notes present the results of activity of the Company for the years ended December 31, 2019, 2018, and 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2019 and 2018. The cash was not subject to any restrictions on withdrawal.

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

Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient in accordance with GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

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

As of December 31, 2019, the Company held 162 investments in loans with OID. The Company accrued OID income of $245,353 for the year ended December 31, 2019. The unamortized balance of OID investments as of December 31, 2019, totaled $1,733,632. As of December 31, 2018, the Company held 130 investments in loans with OID. The Company accrued OID income of $138,588 for the year ended December 31, 2018. The unamortized balance of OID investments as of December 31, 2018, totaled $1,038,045.

As of December 31, 2019, the Company held two investments had a PIK interest component. The Company did not hold any investments with a PIK interest component as of December 31, 2018. During the year ended December 31, 2019, the Company accrued PIK income in the amount of $91,960. The Company did not accrue PIK income during the years ended December 31, 2018 and 2017.

As of December 31, 2019 and 2018, the Company held $5,506,217 and $17,715,145 cash and cash equivalents, respectively. For the years ended December 31, 2019, 2018, and 2017, the Company earned $145,127, $141,063, and $110,905, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

The Company accrued $71,864 of other income for the year ended December 31, 2019 related to amendment fees. The Company accrued $92,059 of other income for the year ended December 31, 2018 related to amendment fees. The Company accrued $117,413 of other income for the year ended December 31, 2017 related to amendment fees.

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

As of December 31, 2019, $249,452,590 of the Company’s investments were valued using unobservable inputs, and $81,422,321 were valued using observable inputs. During the year ended December 31, 2019, $61,204,686 transferred into Level 3 due to a decrease in observable prices in the market and $14,565,516 out of Level 3 due to price transparency.

As of December 31, 2018, $142,020,074 of the Company’s investments were valued using unobservable inputs, and $122,642,807 were valued using observable inputs. During the year ended December 31, 2018, $32,513,543 transferred into Level 3 due to a decrease in observable prices in the market and $9,008,246 of out of Level 3 due to price transparency.

The following table presents the Company’s investments carried at fair value as of December 31, 2019 and 2018, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$81,422,321	$227,392,535	$308,814,856
Second lien debt	-	-	21,340,798	21,340,798
Equity and Preferred Shares	-	-	719,257	719,257
Total	$-	$81,422,321	$249,452,590	$330,874,911

	Assets at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$118,541,537	$124,975,467	$243,517,004
Second lien debt		4,101,270	17,044,607	21,145,877
Total	$-	$122,642,807	$142,020,074	$264,662,881

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2019. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of December 31, 2019
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$224,772,281	Matrix Pricing	Senior Leverage	2.33x - 7.55x	4.89	x
			Total Leverage	3.10x - 9.79x	6.07	x
			Interest Coverage	1.14x - 4.80x	2.10	x
			Debt Service Coverage	0.93x - 3.68x	1.76	x
			TEV Coverage	1.27x - 5.70x	2.42	x
			Liquidity	5.75% - 587.90%	141.43%
			Spread Comparison	275bps - 650bps	435	bps

Second lien debt	20,071,929	Matrix Pricing	Senior Leverage	4.60x - 7.06x	5.87	x
			Total Leverage	4.60x - 7.06x	5.88	x
			Interest Coverage	1.54x - 3.21x	2.17	x
			Debt Service Coverage	1.38x - 2.86x	1.89	x
			TEV Coverage	1.52x - 2.44x	1.98	x
			Liquidity	52.00% - 347.60%	149.91%
			Spread Comparison	675bps - 1025bps	764	bps

Total	$244,844,210

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $4,608,380 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rates, leverage, or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase or decrease in market yields, discount rates or leverage or a decrease in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding decrease or increase, respectively, in the fair value of certain of the Company’s investments.

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2019 and 2018 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Year Ended December 31, 2019	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2018	$124,975,467	$17,044,607	$-	$142,020,074
Transfers into Level 3	57,700,936	3,503,750	-	61,204,686
Transfers out of Level 3	(14,565,516)	-	-	(14,565,516)
Total gains:
Net realized (loss) gain(a)	(732,990)	18,297	-	(714,693)
Net unrealized (depreciation) appreciation(b)	(260,725)	119,029	(401,324)	(543,020)
New investments, repayments and settlements:(c)
Purchases	89,522,682	4,142,231	1,120,581	94,785,494
Settlements/repayments	(26,644,027)	(3,500,000)	-	(30,144,027)
Net amortization of premiums, PIK, discounts and fees	303,448	12,884	-	316,332
Sales	(2,906,740)	-	-	(2,906,740)
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590

(a)         Included in net realized gain on the accompanying Statement of Operations for the year ended December 31, 2019.

(b)        Included in net change in unrealized depreciation on the accompanying Statement of Operations for the year ended December 31, 2019.

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

The change in unrealized value attributable to investments still held at December 31, 2019 and 2018 $(1,209,117) and $(1,294,378), respectively.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the years ended December 31, 2019 and 2018, transfers from Level 2 to Level 3 were primarily due to increased or decreased price transparency.

Investment Activities

The Company held a total of 176 syndicated investments with an aggregate fair value of $330,874,911 as of December 31, 2019. During the year ended December 31, 2019, the Company invested in 164 new syndicated investments for a combined $112,937,320 and in existing investments for a combined $21,529,819. The Company also received $58,594,377 in repayments from investments and $9,096,342 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2019, the Company’s investment portfolio consisted of investments in 164 companies located in 33 states across 22 different industries, with an aggregate fair value of $330,874,911. The five largest investments at fair value as of December 31, 2019 totaled $21,465,158, or 7.16% of the Company’s total investment portfolio as of such date. As of December 31, 2019, the Company’s average investment by obligor was $2,028,793 at cost.

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

The following table outlines the Company’s investments by security type as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$310,257,401	93.25%	$308,814,856	93.33%	$245,071,304	92.04%	$243,517,004	92.01%
Second lien debt	21,344,024	6.41%	21,340,798	6.46%	21,208,995	7.96%	21,145,877	7.99%
Total Debt Investments	331,601,425	99.66%	330,155,654	99.79%	266,280,299	100.00%	264,662,881	100.00%
Equity and Preferred Shares	1,120,581	0.34%	719,257	0.21%	-	0.00%	-	0.00%
Total Equity Investments	1,120,581	0.34%	719,257	0.21%	-	0.00%	-	0.00%
Total Investments	$332,722,006	100.00%	$330,874,911	100.00%	$266,280,299	100.00%	$264,662,881	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$76,108,451	23.00%	$47,520,070	17.95%
High Tech Industries	58,327,844	17.63	45,031,546	17.01
Services: Business	44,376,771	13.41	36,858,954	13.93
Chemicals, Plastics & Rubber	28,747,162	8.69	27,716,784	10.47
Services: Consumer	25,757,966	7.78	15,942,194	6.02
Aerospace & Defense	12,911,355	3.90	5,910,069	2.23
Banking, Finance, Insurance & Real Estate	10,766,682	3.25	12,125,388	4.58
Consumer Goods: Non-durable	8,472,022	2.56	7,914,631	2.99
Containers, Packaging & Glass	7,941,602	2.40	5,586,643	2.11
Capital Equipment	7,720,891	2.33	7,256,899	2.74
Wholesale	7,219,568	2.18	8,518,879	3.22
Transportation: Cargo	7,192,803	2.17	9,133,648	3.45
Construction & Building	6,989,790	2.11	6,410,816	2.42
Automotive	6,294,153	1.90	6,221,047	2.35
Media: Advertising, Printing & Publishing	5,124,527	1.55	5,615,196	2.12
Forest Products & Paper	4,379,293	1.32	2,947,992	1.12
Beverage, Food & Tobacco	3,930,263	1.19	5,909,736	2.23
Hotel, Gaming & Leisure	3,503,815	1.06	3,204,041	1.21
Consumer Goods: Durable	2,309,428	0.70	2,344,598	0.90
Retail	1,286,070	0.39	2,493,750	0.95
Metals & Mining	987,604	0.31	-	-
Health Care Equipment & Services	526,851	0.17	-	-
	$330,874,911	100.00%	$264,662,881	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$87,146,010	26.34%	$61,537,340	23.25%
Midwest	68,357,102	20.66	63,396,284	23.95
West	52,320,288	15.81	40,497,635	15.30
Southwest	42,469,487	12.84	27,587,594	10.42
Southeast	35,674,150	10.78	36,204,672	13.68
East	39,053,575	11.80	25,540,011	9.65
Northwest	4,083,800	1.23	4,639,772	1.75
South	1,770,499	0.54	3,193,759	1.21
Other (a)	-	-	2,065,814	0.79
Total Investments	$330,874,911	100.00%	$264,662,881	100.00%

(a) The borrower for Livingston, Livingston International Inc., is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2019:

For the Fiscal Years Ending December 31:	Amount
2020	$4,059,981
2021	12,187,413
2022	25,888,690
2023	44,906,817
2024	86,131,371
Thereafter	160,160,785
Total contractual repayments	333,335,057
Adjustments to cost basis on debt investments(a)	(1,733,632)
Total Cost Basis of Debt Investments Held at December 31, 2019:	$331,601,425

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

For the year ended December 31, 2019, the Company recorded base management fees $3,243,496 and waivers to the base management fees of $1,135,224, as set forth within the accompanying statements of operations. For the year ended December 31, 2018, the Company recorded base management fees $2,446,249 and waivers to the base management fees of $856,187, as set forth within the accompanying statements of operations. For the year ended December 31, 2017, the Company recorded base management fees $1,798,651 and waivers to the base management fees of $629,527, as set forth within the accompanying statements of operations.

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

For the year ended December 31, 2019, the Company recorded incentive fees related to net investment income of $2,620,312. Offsetting the incentive fees were waivers of the incentive fess related to net investment income of $2,115,919, as set forth within the accompanying statements of operations. For the year ended December 31, 2018, the Company recorded incentive fees related to net investment income of $1,938,059. Offsetting the incentive fees were waivers of the incentive fess related to net investment income of $1,577,318, as set forth within the accompanying statements of operations. For the year ended December 31, 2017, the Company recorded incentive fees related to net investment income of $1,072,081. Offsetting the incentive fees were waivers of the incentive fess related to net investment income of $949,774, as set forth within the accompanying statements of operations.

For the years ended December 31, 2019 and 2018, the Company did not record any incentive fees related to capital gains. For the year ended December 31, 2017, the Company recorded incentive fees related to capital gains of $37,286. Offsetting the incentive fees were waivers of the incentive fess related capital gains of $12,429, as set forth within the accompanying statements of operations.

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

For each of the years ended December 31, 2019, 2018 and 2017, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2019 and 2018 on the Company’s accompanying statements of assets and liabilities were as follows:

	December 31, 2019	December 31, 2018
Net base management fee due to Adviser	$569,600	$424,873
Net incentive fee due to Adviser	118,536	111,041
Total fees due to Adviser, net of waivers	688,136	535,914
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$754,386	$602,164

(a) Expenses paid on behalf of the Company by the Adviser

Other Agreements

The Company may invest alongside other clients of the Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of the Company’s exemptive relief.

Note 5.	Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$16,060,580	$11,229,774	$7,741,286
Denominator for basic and diluted weighted average common shares	32,672,328	24,340,035	18,080,178
Basic and diluted net increase in net assets resulting from operations per common share	$0.49	$0.46	$0.43

Note 6.	Income Tax

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

The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2019 of $17,084,202, or $0.52 per share. The tax character of the distributions declared and paid represented $16,941,968 from ordinary income, and $142,234 from tax return of capital. The Company had aggregate distributions declared and paid to its shareholders for the year ended December 31, 2018 of $13,002,172, or $0.52 per share. The tax character of the distributions declared and paid represented $12,537,786 from ordinary income, $450,049 capital gains, and $14,337 from tax return of capital.

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2019 and 2018, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2019 and 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Capital in excess of par value	(1,583)	$(355)
Accumulated net investment income	(49,515)	22,066
Accumulated net realized gain (loss)	51,098	(21,711)

At December 31, 2019 and 2018, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31, 2019	As of December 31, 2018
Other temporary book/tax differences	$(213,307)	$(233,622)
Net tax basis unrealized (depreciation) appreciation	(1,847,095)	(1,617,418)
Accumulated net realized loss	(670,443)	-
Components of tax distributable (deficit) earnings at period end	$(2,730,845)	$(1,851,040)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2019.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2019, the Company has long-term capital loss carryforward of $670,443. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2015, 2016, and 2017 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2019, 2018, and 2017, no tax expense or any related interest or penalties were incurred.

Note 7.	Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. As of December 31, 2019, $25,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of December 31, 2019 and 2018, were 35,109,246 and 28,269,649, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2019 and 2018:

	Common stock shares in issue
	Year Ended December 31, 2019	Year Ended December 31, 2018
Shares in issue, beginning of period	28,269,649	21,988,238
Common stock issued ($65,000,000 and $60,000,000, respectively )	6,839,591	6,281,406
Issuance of common shares in connection with dividend reinvestment plan ($60 and $57, respectively)	6	6
Shares in issue, end of period	35,109,246	28,269,649

The following table details the activity of Stockholders’ Equity for the years ended December 31, 2019 and 2018:

Year Ended December 31, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235
Net investment income	-	-	16,962,283	16,962,283
Net realized loss from investment transactions	-	-	(672,026)	(672,026)
Net change in unrealized depreciation on investments	-	-	(229,677)	(229,677)
Issuance of shares	6,840	64,993,160	-	65,000,000
Distributions to Stockholders	-	(143,817)	(16,940,385)	(17,084,202)
Reinvested Dividends	-	60	-	60
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673

Year Ended December 31, 2018	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2017	$21,989	$209,266,921	$(93,334)	$209,195,576
Net investment income	-	-	12,558,101	12,558,101
Net realized gains from investment transactions	-	-	449,694	449,694
Net change in unrealized appreciation on investments	-	-	(1,778,021)	(1,778,021)
Issuance of shares	6,281	59,993,719	-	60,000,000
Distributions to Stockholders	-	(14,692)	(12,987,480)	(13,002,172)
Reinvested Dividends	-	57	-	57
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235

Year Ended December 31, 2017	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2016	$17,832	$169,483,511	$868,318	$170,369,661
Net investment income	-	-	8,026,282	8,026,282
Net realized gains from investment transactions	-	-	696,970	696,970
Net change in unrealized depreciation on investments	-	-	(981,966)	(981,966)
Issuance of shares	4,157	39,995,843	-	40,000,000
Distributions to Stockholders	-	(212,483)	(8,702,938)	(8,915,421)
Reinvested Dividends	-	50	-	50
Balance as of December 31, 2017	$21,989	$209,266,921	$(93,334)	$209,195,576

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

The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2019 and December 31, 2018:

Investment	Industry	December 31, 2019	December 31, 2018

Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/9/26(j)	Healthcare & Pharmaceuticals	$761,905	$-
EverCommerce, Senior Secured Initial Term Loan, 7.41% (Libor + 5.50%), maturity 8/23/25	High Tech Industries	464,713	-
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 7/18/26	Containers, Packaging & Glass	437,500	-
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 3/20/25(i)	Automotive	345,141	469,764
Tangent, Senior Secured Closing Date Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 11/30/24	Construction & Building	333,333	-
Advarra, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/9/26(j)	Healthcare & Pharmaceuticals	288,796	-
DuBois Chemicals 2019, Senior Secured Term Loan B (First Lien), 6.41% (Libor + 4.50%), maturity 9/30/26	Chemicals, Plastics & Rubber	252,692	-
Premise Health, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 7/10/25	Healthcare & Pharmaceuticals	147,052	147,052
OEConnection, Senior Secured Initial Term Loan, 5.91% (Libor + 4.00%), maturity 9/25/26	High Tech Industries	142,180	-
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 12/31/24	Services: Business	136,667	-
Ned Stevens, Senior Secured Term A Loan, 7.66% (Libor + 5.75%), maturity 9/30/25(j)	Services: Consumer	130,719	-
Alpaca, Senior Secured Term Loan, 6.16% (Libor + 4.25%), maturity 4/19/24(j)	Healthcare & Pharmaceuticals	124,637	-
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 5/14/26(i)	Services: Consumer	100,000	-
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 8/31/26(i)	Health Care Equipment & Services	98,225	-
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 6/3/26(i)	Services: Business	50,125	-
Ansira, Unitranche, 7.66% (Libor + 5.75%), maturity 12/20/22	Media: Advertising, Printing & Publishing	38,214	85,171
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 6/12/26	Banking, Finance, Insurance & Real Estate	17,544	-
Stepping Stones, Unitranche, 7.41% (Libor + 5.50%), maturity 12/12/24	Healthcare & Pharmaceuticals	9,519	-
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.91% (Libor + 3.00%), maturity 3/20/25	Wholesale	-	736,196
GlobalLogic, Senior Secured Initial Term Loan, 6.05% (Libor + 3.25%), maturity 8/1/25	High Tech Industries	-	250,000
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 12/2/22	High Tech Industries	-	194,963
Veritext, Senior Secured Initial Term Loan (First Lien), 6.55% (Libor + 3.75%), maturity 8/1/25	Healthcare & Pharmaceuticals	-	166,833
Dermatologists of Central States, Senior Secured Term Loan, 9.30% (Libor + 6.50%), maturity 4/20/22	Healthcare & Pharmaceuticals	-	91,116
Integrity Marketing Group, Senior Secured Term Loan, 7.05% (Libor + 4.25%), maturity 11/28/25	Banking, Finance, Insurance & Real Estate	-	78,740
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 7.30% (Libor + 4.50%), maturity 9/23/24	Healthcare & Pharmaceuticals	-	5,682

		$3,878,962	$2,225,517

Unfunded commitments represent all amounts unfunded as of December 31, 2019 and 2018. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2017	For the period January 29, 2015 (date of inception) through December 31, 2015
Per Share Data:
Net asset value, beginning of period	$9.46	$9.51	$9.55	$9.45	$-
Net investment income(a)	0.52	0.52	0.44	0.38	(0.20)
Net realized (loss) gain on investments and change in unrealized depreciation on investments(a)(b)	(0.02)	(0.04)	(0.02)	0.07	(0.31)
Net increase in net assets resulting from operations	$50.00	$0.48	$0.42	$0.45	$(0.51)

Effect of equity capital activity
Equity contribution	-	-	-	-	10.00
Distributions to stockholders from net investment income	(0.52)	(0.52)	(0.42)	(0.33)	(0.02)
Distributions to stockholders from capital gains(c)(i)	-	(0.01)	(0.03)	(0.01)	-
Distributions to stockholders from return of capital(c)	-	-	(0.01)	(0.01)	(0.02)
Net asset value at end of period	$9.44	$9.46	$9.51	$9.55	$9.45
Total return(d)(h)	5.18%	4.94%	4.47%	4.80%	(5.10)%
Shares of common stock outstanding at end of period	35,109,246	28,269,649	21,988,238	28,269,649	10,750,799

Statement of Assets and Liabilities Data:
Net assets at end of period	$331,399,673	$267,423,235	$209,195,576	$170,369,661	$101,638,501
Average net assets(e)	316,110,129	241,057,371	180,098,537	123,605,111	26,319,657

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	2.32%	2.26%	2.23%	2.37%	6.73%
Ratio of net expenses to average net assets-annualized(g)	1.29%	1.25%	1.35%	1.59%	6.36%
Ratio of net investment income to average net assets-annualized	5.37%	5.21%	4.46%	3.81%	(1.97)%

Portfolio turnover(h)	2.91%	0.66%	1.92%	0.96%	5.16%

(a) Based on weighted average basic per share of Common Stock data.

(b) The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.

(c) For the year ended December 31, 2019, the 0.00 is due to rounding.

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

(h) The period January 29, 2015 (date of inception) through December 31, 2015 is not annualized.

(i) As of December 31, 2019, the Company has current capital loss carryforward of $670,443.

Note 10. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2019	Quarter Ended December 31, 2018	Quarter Ended December 31, 2017
Statement of Operations Data:
Income
Total investment income	$5,434,922	$4,327,197	$2,876,209
Expenses
Net expense	1,015,174	802,019	689,364
Net investment income	4,419,748	3,525,178	2,186,845
Net realized gain on investments	52,428	52,381	221,897
Net change in unrealized appreciation (depreciation) on investments	249,483	(900,688)	(171,680)
Net increase in net assets resulting from operations	$4,721,659	$2,676,871	$2,237,062

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.13	$0.13	$0.12
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.13	0.10	0.12
Distributions declared per common share	0.25	0.27	0.26

Statement of Assets and Liabilities Data:
Total assets	$339,396,997	$282,945,853	$214,489,673
Total liabilities	7,997,324	15,522,618	5,294,097
Net assets	331,399,673	267,423,235	209,195,576
Net asset value per common share	9.44	9.46	9.51
Common shares outstanding	35,109,246	28,269,649	21,988,238
Weighted common shares outstanding - basic and diluted	35,092,171	26,253,795	18,816,932

Other Data:
Number of portfolio investments	174	144	102
Average investment amount (b)	$1,912,195	$1,849,169	$1,805,643
Percentage of new investments at floating rates (b)	99.38%	100.00%	100.00%

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

Note 12. Subsequent Events

Subsequent to December 31, 2019 through March 17, 2020, we invested $12,603,912 at cost in 22 different portfolio companies.

On December 26, 2019, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 1,588,983 shares of the Company’s Common Stock, for an aggregate offering price of $15 million. The sale closed on January 10, 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “ Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

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

3. Exhibits

The following exhibits are filed as part of this annual report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

4.2*	Description of Securities.

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.3	Form of License Agreement (Incorporated by reference to Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.5	Custodial Agreement, dated as of July 8, 2015, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.6	Management Fee Waiver Agreement, dated as of July 8, 2015, by and between the Company and the Adviser (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.7	Subscription Agreement, dated as of December 2, 2016, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 29, 2017).

10.8	Subscription Agreement, dated as of December 7, 2017, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 16, 2018).

10.9	Subscription Agreement, dated as of March 22, 2019, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-01154), filed on May 15, 2019).

10.10	Subscription Agreement, dated as of September 23, 2019, by and between the Company and Mercer Audax Credit Feeder Fund LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-01154), filed on November 14, 2019).

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

14.2	Code of Ethics (Incorporated by reference to Exhibit 99.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-55426), filed on June 5, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Administrative Fee Waiver Letter, dated as of November 10, 2016, by and between the Company and the Administrator (Incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q, File No. 814-01154, filed on November 14, 2016).

*            Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: March 17, 2020	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer

Date: March 17, 2020	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2020	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

Date: March 17, 2020	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: March 17, 2020	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 17, 2020	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 17, 2020	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 17, 2020	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director