Form 10-Q
period 2020-03-31
Audax Credit BDC Inc.
filed 2020-06-18
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant had 37,793,520 shares of common stock, par value $0.001 per share, outstanding as of June 18, 2020.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2020 and December 31, 2019

(Expressed in U.S. Dollars)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $343,249,842 and $332,722,006, respectively)	$325,865,214	$330,874,911
Cash and cash equivalents	23,294,471	5,506,217
Interest receivable	898,785	942,329
Receivable from investments sold	-	1,993,379
Receivable from bank loan repayment	4,984,417	80,161
Other assets	147,795	-

Total assets	$355,190,682	$339,396,997

Liabilities
Accrued expenses and other liabilities	$415,912	$297,938
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	670,135	688,136
Payable for investments purchased	18,869,115	6,945,000

Total liabilities	$20,021,412	$7,997,324
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 36,698,229 and 35,109,246 shares issued and outstanding, respectively	$36,698	$35,110
Capital in excess of par value	349,093,820	334,095,408
Total distributable earnings	(13,961,248)	(2,730,845)
Total Net Assets	$335,169,270	$331,399,673

Net Asset Value per Share of Common Stock at End of Period	$9.13	$9.44

Shares Outstanding	36,698,229	35,109,246

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.
(c)	As of December 31, 2017, components of total distributable earnings were comprised of accumulated net appreciation on investments of $160,604 and accumulated distributions in excess of net investment income of $253,938.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Investment Income
Interest income
Non-Control/Non-Affiliate	$5,202,708	$4,870,004
Other	28,670	50,720
Total interest income	5,231,378	4,920,724
Other income
Non-Control/Non-Affiliate	14,740	17,810
Total income	5,246,118	4,938,534

Expenses
Base management fee(a)	$880,852	$738,654
Incentive fee(a)	661,359	612,128
Administrative fee(a)	66,250	66,250
Directors' fees	52,500	52,500
Professional fees	97,942	154,681
Other expenses	48,385	104,601

Expenses before waivers from investment adviser and administrator	1,807,288	1,728,814
Base management fee waivers(a)	(308,298)	(258,529)
Incentive fee waivers(a)	(563,778)	(489,291)
Total expenses, net of waivers	935,212	980,994
Net Investment Income	4,310,906	3,957,540

Realized and Unrealized (Loss) Gain on Investments
Net realized (loss) gain on investments	(3,776)	27,919
Net change in unrealized depreciation on investments	(15,537,533)	(343,522)
Net realized and unrealized loss on investments	(15,541,309)	(315,603)

Net Decrease in Net Assets Resulting from Operations	$(11,230,403)	$3,641,937

Basic and Diluted per Share of Common Stock:
Net investment income	$0.12	$0.13
Net decrease in net assets resulting from operations	$(0.31)	$0.12

Weighted average shares of common stock outstanding basic
diluted	36,541,077	30,148,907

(a) Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operations
Net investment income	$4,310,906	$3,957,540
Net realized (loss) gain on investments	(3,776)	27,919
Net change in unrealized depreciation on investments	(15,537,533)	(343,522)
Net (decrease) increase in net assets resulting from operations	(11,230,403)	3,641,937

Capital Share Transactions:
Issuance of common stock	15,000,000	20,000,000
Net increase in net assets from capital share transactions	15,000,000	20,000,000

Net Increase in Net Assets	3,769,597	23,641,937

Net Assets, Beginning of Period	331,399,673	267,423,235

Net Assets, End of Period	$335,169,270	$291,065,172

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(11,230,403)	$3,641,937
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	3,776	(27,919)
Net change in unrealized depreciation on investments	15,537,533	343,522
Accretion of original issue discount interest and payment-in-kind interest	(93,473)	(62,751)
Decrease in receivable from investments sold	1,993,379	-
Decrease (increase) in interest receivable	43,544	(66,050)
Increase in receivable from bank loan repayment	(4,904,256)	(9,660)
Increase in other assets	(147,795)	(135,000)
Increase in accrued expenses and other liabilities	117,974	131,552
(Decrease) increase in fees due to investment advisor(a)	(18,001)	67,048
Increase in payable for investments purchased	11,924,115	995,087
Investment activity:
Investments purchased	(34,327,808)	(45,273,530)
Proceeds from investments sold	5,743,556	-
Repayment of bank loans	18,146,113	11,648,671
Total investment activity	(10,438,139)	(33,624,859)

Net cash provided by (used in) operating activities	2,788,254	(28,747,093)

Cash flows from financing activities:
Issuance of shares of common stock	15,000,000	20,000,000

Net cash provided by financing activities	15,000,000	20,000,000

Net decrease in cash and cash equivalents	17,788,254	(8,747,093)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	5,506,217	17,715,145

Cash and cash equivalents, end of period	$23,294,471	$8,968,052

Supplemental non-cash information
Payment-in-kind ("PIK") interest income	$-	$32,822

(a) Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of March 31, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.0%)(g)(h):

Healthcare & Pharmaceuticals

Radiology Partners, Senior Secured Term B Loan (First Lien), 6.20% (Libor + 4.75%), maturity 7/9/25	$4,215,792	$4,342,655	$4,066,004
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 5/1/24	3,949,239	3,933,261	3,837,673
Advarra, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 7/9/26	3,929,554	3,890,897	3,760,582
Young, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 11/7/24	3,824,327	3,814,380	3,688,448
Specialty Care, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 9/1/23	3,334,426	3,337,779	3,201,049
Zest Dental, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 3/14/25	3,324,731	3,345,661	3,032,155
Veritext, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 8/1/25	3,177,508	3,163,144	2,977,166
Confluent Health, Senior Secured Initial Term Loan, 6.45% (Libor + 5.00%), maturity 6/24/26	2,977,500	2,950,902	2,871,709
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 8/18/23	2,899,394	2,880,320	2,789,333
Waystar, Senior Secured Term Loan B, 5.45% (Libor + 4.00%), maturity 10/22/26	2,500,000	2,488,844	2,411,175
MedRisk, Senior Secured Initial Term Loan (First Lien), 4.20% (Libor + 2.75%), maturity 12/27/24	2,443,750	2,448,739	2,374,714
PharMedQuest, Senior Secured Initial Term Loan, 6.95% (Libor + 5.50%), maturity 10/31/24	2,493,750	2,460,203	2,363,751
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 5.95% (Libor + 4.50%), maturity 9/23/24	2,439,891	2,421,247	2,347,272
Premise Health, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 7/10/25	2,323,888	2,331,548	2,252,591
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 8/1/24	2,316,088	2,305,879	2,250,658
MedRisk, Senior Secured Initial Loan (Second Lien), 8.20% (Libor + 6.75%), maturity 12/29/25(i)	2,100,000	2,075,814	2,100,000
Zelis RedCard, Senior Secured Initial Term Loan, 6.20% (Libor + 4.75%), maturity 9/30/26	1,995,000	1,977,754	1,924,118
Press Ganey, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 7/24/26	1,990,000	1,983,068	1,919,295
CareCentrix, Senior Secured Initial Term Loan, 5.95% (Libor + 4.50%), maturity 4/3/25	1,900,000	1,892,744	1,846,325
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 5.95% (Libor + 4.50%), maturity 12/22/25	1,975,000	1,959,003	1,818,975
Alpaca, Senior Secured Term Loan, 5.95% (Libor + 4.50%), maturity 4/19/24	1,669,921	1,647,042	1,606,530
Injured Workers Pharmacy, Senior Secured Term Loan (First Lien), 6.70% (Libor + 5.25%), maturity 3/3/22(i)	1,569,378	1,545,837	1,545,837
Upstream Rehabilitation, Senior Secured Term Loan, 5.95% (Libor + 4.50%), maturity 11/20/26(i)	1,500,000	1,497,678	1,507,500
CPS, Unitranche, 6.95% (Libor + 5.50%), maturity 2/28/25	1,488,777	1,469,751	1,439,498
Stepping Stones, Unitranche, 7.20% (Libor + 5.75%), maturity 12/12/24	1,480,325	1,473,482	1,424,132
Athena, Senior Secured Term B Loan (First Lien), 5.95% (Libor + 4.50%), maturity 2/11/26(i)	994,981	985,502	980,056
Ensemble, Senior Secured Closing Date Term Loan, 5.20% (Libor + 3.75%), maturity 8/3/26(i)	995,000	990,380	970,125
Dermatologists of Central States, Senior Secured Term Loan, 7.95% (Libor + 6.50%), maturity 4/20/22	974,827	974,827	967,516
Packaging Coordinators, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 6/30/23	982,143	987,442	949,634
Alcami, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 7/14/25	985,000	981,058	942,645
Veritext, Senior Secured Initial Term Loan (Second Lien), 8.45% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,741	936,950
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.95% (Libor + 5.50%), maturity 5/9/25	985,000	973,442	902,024
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 5/10/23	919,633	924,176	884,724
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 9.70% (Libor + 8.25%), maturity 9/1/24	850,000	843,619	825,988
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 2/6/25	438,887	437,920	436,692
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.70% (Libor + 4.25%), maturity 7/9/26	380,952	373,333	364,571
Injured Workers Pharmacy, Senior Secured Term Loan (First Lien), 6.20% (Libor + 4.75%), maturity 7/22/20	377,202	377,022	358,440
Alpaca, Senior Secured Revolver, 5.95% (Libor + 4.50%), maturity 4/19/24	258,852	254,969	249,026

High Tech Industries
Qlik, Senior Secured 2019 Incremental Term Loan, 5.70% (Libor + 4.25%), maturity 4/26/24	3,970,000	3,945,860	3,692,100
Masergy, Senior Secured Initial Loan (Second Lien), 8.95% (Libor + 7.50%), maturity 12/16/24(i)	3,428,571	3,420,539	3,428,571
Barracuda, Senior Secured 2019 Incremental Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 2/12/25(i)	3,442,462	3,454,895	3,339,188
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 7.70% (Libor + 6.25%), maturity 8/16/24	3,413,025	3,389,664	3,277,596
Jaggaer, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 8/14/26	3,146,440	3,141,918	3,052,110
Infogroup, Senior Secured Term Loan (First Lien), 6.45% (Libor + 5.00%), maturity 4/3/23	2,912,431	2,889,605	2,803,914
McAfee, Senior Secured Term B USD Loan, 5.20% (Libor + 3.75%), maturity 9/30/24(i)	2,857,180	2,867,708	2,732,104
Idera, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 6/28/24	2,639,307	2,637,390	2,560,180
ECi Software Solutions, Senior Secured Initial Term Loan, 5.70% (Libor + 4.25%), maturity 9/27/24	2,457,278	2,446,283	2,365,720
EverCommerce, Senior Secured Initial Term Loan, 6.95% (Libor + 5.50%), maturity 8/23/25	2,431,370	2,386,387	2,352,569
Intermedia , Senior Secured New Term Loan (First Lien), 7.45% (Libor + 6.00%), maturity 7/21/25	1,975,000	1,960,535	1,970,063
QuickBase, Senior Secured Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 4/2/26	1,985,000	1,976,321	1,911,039
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 3/5/27(i)(q)	2,000,000	1,878,750	1,900,000
Flexera Software, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 2/26/25	1,960,000	1,965,675	1,896,476
Corsair, Senior Secured Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 8/28/24	1,977,384	1,963,954	1,861,925
GlobalLogic, Senior Secured Initial Term Loan, 4.20% (Libor + 2.75%), maturity 8/1/25	1,728,438	1,720,243	1,676,619
Bomgar, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 4/18/25	1,719,375	1,729,039	1,646,972
Liaison, Senior Secured Initial Term Loan, 5.95% (Libor + 4.50%), maturity 12/20/26	1,496,250	1,492,500	1,447,757
OEConnection, Senior Secured Initial Term Loan, 5.45% (Libor + 4.00%), maturity 9/25/26	1,492,500	1,485,199	1,405,935
Navex Global, Senior Secured Initial Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 9/5/25	1,477,500	1,463,903	1,429,614
Compusearch Software Systems, Senior Secured Term Loan C, 5.70% (Libor + 4.25%), maturity 5/8/23	1,429,387	1,428,902	1,379,602
Ultimate Software , Senior Secured Initial Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 5/4/26(i)	1,077,917	1,079,712	1,013,242
Insurity, Senior Secured Closing Date Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 7/31/26	997,500	992,880	965,171

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

High Tech Industries (continued)
LANDesk, Senior Secured Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 1/20/24	$976,252	$967,968	$936,323
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 12/2/22	832,133	828,548	799,114
Sparta, Senior Secured New Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 8/21/24	794,008	794,411	749,020
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 11.70% (Libor + 10.25%), maturity 1/20/22	1,000,000	995,949	650,000
Idera, Senior Secured Loan (Second Lien), 10.45% (Libor + 9.00%), maturity 6/28/27	500,000	505,000	485,010
HelpSystems, Senior Secured Initial Term Loan (First Lien), 6.20% (Libor + 4.75%), maturity 11/19/26	500,000	498,750	496,250
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 4.00%), maturity 10/16/26(i)	500,000	471,250	495,000
McAfee, Senior Secured Initial Loan (Second Lien), 9.95% (Libor + 8.50%), maturity 9/29/25(i)	500,000	492,500	492,500
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 12/15/23	483,658	482,237	465,763
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 5.20% (Libor + 3.75%), maturity 2/9/23	402,181	401,518	388,173

Services: Business
RevSpring, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 10/11/25	3,950,000	3,945,880	3,821,981
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.45% (Libor + 5.00%), maturity 9/23/25	3,980,000	3,943,810	3,562,100
Fleetwash, Senior Secured Incremental Term Loan, 6.20% (Libor + 4.75%), maturity 10/1/24	2,955,169	2,931,780	2,933,005
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 5.20% (Libor + 3.75%), maturity 2/2/26	2,975,050	2,966,038	2,895,765
Addison, Senior Secured Initial Term Loan, 6.20% (Libor + 4.75%), maturity 4/15/26	2,977,500	2,925,889	2,782,742
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 12/31/24(i)	2,749,451	2,740,030	2,721,956
Duff & Phelps, Senior Secured Term Loan, 5.20% (Libor + 3.75%), maturity 5/15/27(i)	2,500,000	2,475,000	2,484,375
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 2/9/26(i)	2,475,000	2,478,286	2,406,938
HireRight, Senior Secured Initial Term Loan (Second Lien), 8.70% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,480,208	2,336,475
Allied Universal, Senior Secured Initial Term Loan, 5.70% (Libor + 4.25%), maturity 7/10/26	2,484,804	2,465,749	2,322,273
Vistage, Senior Secured Term B Loan (First Lien), 5.45% (Libor + 4.00%), maturity 2/10/25	2,458,728	2,453,168	2,315,261
Newport Group, Senior Secured Initial Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 9/12/25	2,464,975	2,452,564	2,282,715
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 6/19/24	2,388,079	2,388,079	2,237,511
Eliassen Group, Senior Secured Initial Term B Loan, 5.95% (Libor + 4.50%), maturity 11/5/24	1,491,247	1,485,110	1,439,307
OSG Billing Services, Senior Secured Term B Loan (First Lien), 5.95% (Libor + 4.50%), maturity 3/27/24	1,470,641	1,466,226	1,419,419
DBi Services, Senior Secured Term B Loan (Second Lien), 8.00% (Libor + 9.00%), maturity 2/2/26	1,268,869	1,268,869	1,268,869
First Advantage, Senior Secured Term Facility (First Lien), 4.95% (Libor + 3.50%), maturity 1/31/27(i)	1,000,000	995,000	995,000
WCG, Senior Secured Term Loan, 5.45% (Libor + 4.00%), maturity 1/8/27(i)	1,000,000	990,000	995,000
Diversified, Senior Secured Initial Term Loan, 6.20% (Libor + 4.75%), maturity 12/23/23	990,019	983,903	953,131
Franklin Energy, Senior Secured Term B Loan (First Lien), 5.45% (Libor + 4.00%), maturity 8/14/26	995,000	992,622	913,410
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 6/3/26	497,494	493,659	497,200

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 12/15/25	3,950,000	3,889,059	3,610,300
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 5/30/24	3,418,856	3,406,134	3,146,886
DuBois Chemicals, Senior Secured Term Loan (Second Lien), 9.95% (Libor + 8.50%), maturity 9/30/27	3,000,000	2,963,450	2,810,910
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.20% (Libor + 4.75%), maturity 10/4/21	2,803,961	2,799,472	2,571,457
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 1/31/25	2,675,400	2,684,261	2,462,572
Unifrax, Senior Secured USD Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 12/12/25	2,469,987	2,449,064	2,057,500
Boyd Corp, Senior Secured Initial Loan (Second Lien), 8.20% (Libor + 6.75%), maturity 9/6/26	2,000,000	2,002,152	1,873,940
Q Holding, Senior Secured Term B Loan (2019), 6.45% (Libor + 5.00%), maturity 12/29/23	1,990,000	1,980,976	1,840,750
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 5.95% (Libor + 4.50%), maturity 9/30/26	1,813,558	1,770,824	1,699,249
Zep, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 8/12/24	1,951,222	1,949,345	1,580,490
Spartech, Senior Secured Term Loan, 6.45% (Libor + 5.00%), maturity 10/17/25	997,500	983,035	936,982
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 3/31/25	980,000	976,253	899,728
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 10/28/24(i)	984,887	968,736	925,793

Services: Consumer
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 6/3/24	5,410,358	5,394,083	4,663,728
A Place For Mom, Senior Secured Term Loan, 5.20% (Libor + 3.75%), maturity 8/10/24	2,659,325	2,658,718	2,538,990
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 5.95% (Libor + 4.50%), maturity 12/18/25	2,468,750	2,362,772	2,396,934
Weld North, Senior Secured Initial Term Loan, 5.70% (Libor + 4.25%), maturity 2/15/25	2,457,406	2,436,216	2,336,993
Smart Start, Senior Secured Initial Term Loan (First Lien), 5.95% (Libor + 4.50%), maturity 2/21/22	2,411,410	2,411,410	2,286,017
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 5/14/26	2,084,750	2,080,140	2,029,191
Valet Living, Senior Secured Initial Term Loan, 5.20% (Libor + 3.75%), maturity 9/28/25	1,978,696	1,974,504	1,865,911
LegalShield, Senior Secured Initial Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 5/1/25	1,940,510	1,928,009	1,944,236
Ned Stevens, Senior Secured Term A Loan, 7.20% (Libor + 5.75%), maturity 9/30/25	1,580,980	1,553,332	1,531,132
Spring Education, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 7/30/25	985,000	983,031	956,346
LegalShield, Senior Secured Initial Term Loan (Second Lien), 8.95% (Libor + 7.50%), maturity 5/1/26	500,000	500,000	499,705
StubHub, Senior Secured USD Term B Loan, 4.95% (Libor + 3.50%), maturity 2/12/27	498,750	496,250	472,715
Ned Stevens, Senior Secured Revolver, 6.20% (Libor + 4.75%), maturity 9/30/25	-	(2,614)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):
Aerospace & Defense
CPI International, Senior Secured TL, 6.20% (Libor + 4.75%), maturity 7/26/24	$3,855,880	$3,817,321	$3,667,597
StandardAero, Senior Secured 2020 Term B-1 Loan, 4.95% (Libor + 3.50%), maturity 4/6/26	3,559,038	3,547,949	3,310,689
Whitcraft, Unitranche, 7.45% (Libor + 6.00%), maturity 4/3/23(i)	1,997,493	1,987,493	1,987,506
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 9.20% (Libor + 7.75%), maturity 4/30/26(i)	2,000,000	2,009,421	1,980,000
StandardAero, Senior Secured 2020 Term B-2 Loan, 4.95% (Libor + 3.50%), maturity 4/6/26	1,913,462	1,907,499	1,779,940
Tronair, Senior Secured Initial Term Loan (First Lien), 6.20% (Libor + 4.75%), maturity 9/8/23	1,452,374	1,446,531	1,333,962
Amentum, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 1/29/27(i)	1,000,000	967,500	990,000
API Technologies, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 5/9/26	997,487	967,487	927,883
Eton, Senior Secured Initial Term Loan (First Lien), 5.95% (Libor + 4.50%), maturity 5/1/25	498,731	498,731	472,797
Eton, Senior Secured Initial Term Loan (Second Lien), 9.45% (Libor + 8.00%), maturity 5/1/26	500,000	495,000	466,285
Novaria Group, Senior Secured Initial Term Loan, 6.95% (Libor + 5.50%), maturity 1/27/27	500,000	495,000	466,285
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 4/30/25	497,481	495,126	463,936

Banking, Finance, Insurance & Real Estate
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 8.95% (Libor + 7.50%), maturity 4/30/23(i)	2,500,000	2,506,250	2,531,250
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.20% (Libor + 5.75%), maturity 10/31/22	1,980,672	1,947,667	1,939,712
Kestra Financial, Senior Secured Initial Term Loan, 5.70% (Libor + 4.25%), maturity 6/3/26	1,990,000	1,972,030	1,852,153
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 9/6/24	1,466,250	1,463,785	1,456,177
Advisor Group, Senior Secured Initial Term B Loan, 6.45% (Libor + 5.00%), maturity 7/31/26	1,496,250	1,482,294	1,390,016
AmeriLife, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 3/18/27	1,329,545	1,326,222	1,319,574
Aperio, Senior Secured Loan, 6.45% (Libor + 5.00%), maturity 10/25/24	933,889	929,820	871,374
Sedgwick Claims, Senior Secured Initial Term Loan, 4.70% (Libor + 3.25%), maturity 12/31/25	498,737	498,112	473,801

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 9/30/24	2,437,500	2,437,500	2,286,375
BAS, Senior Secured Repricing Term Loan, 5.20% (Libor + 3.75%), maturity 5/21/24	1,964,586	1,966,296	1,836,731
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.95% (Libor + 7.50%), maturity 12/1/25(i)	1,500,000	1,477,500	1,477,500
Edward Don, Senior Secured Initial Term Loan, 5.70% (Libor + 4.25%), maturity 7/2/25	1,475,025	1,469,390	1,361,699
Cole-Parmer, Senior Secured Closing Date Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 11/4/26	1,000,000	995,442	957,000
Duravant, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 7/19/24(i)	498,737	498,737	498,737
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 12/2/24	492,443	495,992	467,220
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 7.95% (Libor + 6.50%), maturity 10/1/26	500,000	503,750	465,110
TriMark, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 8/28/24	489,951	491,337	453,459

Construction & Building
PlayPower, Senior Secured Initial Term Loan, 6.95% (Libor + 5.50%), maturity 5/8/26	1,929,861	1,929,861	1,775,472
Tangent, Senior Secured Closing Date Term Loan (First Lien), 6.20% (Libor + 4.75%), maturity 11/30/24	1,824,977	1,810,785	1,709,949
PlayCore, Senior Secured Initial Term Loan (Second Lien), 9.20% (Libor + 7.75%), maturity 9/29/25	1,500,000	1,467,188	1,400,310
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 4.45% (Libor + 3.00%), maturity 6/3/24	1,471,052	1,459,806	1,368,402
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 9/30/24	974,414	972,639	909,654
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 7/29/22	626,806	621,609	588,953
Hoffman Southwest, Senior Secured Initial Term Loan, 5.95% (Libor + 4.50%), maturity 8/14/23	527,876	524,122	492,108
Acuren, Senior Secured Initial Term Loan, 5.70% (Libor + 4.25%), maturity 1/23/27	500,000	497,500	467,295
DiversiTech Corporation, Senior Secured Initial Term Loan (Second Lien), 8.95% (Libor + 7.50%), maturity 6/2/25	500,000	488,750	466,285

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 11/20/23	2,992,801	3,008,486	2,837,176
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 7/18/26	1,990,000	1,980,702	1,878,660
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 7/31/26(i)	997,500	995,208	988,772
Tank Holding, Senior Secured 2020 Refinancing Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 3/26/26	995,000	990,861	932,285
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 7.45% (Libor + 6.00%), maturity 11/12/21(i)	487,587	487,085	482,712
Berlin Packaging, Senior Secured Initial Term Loan (First Lien), 3.00% (Libor + 3.00%), maturity 11/7/25(i)	498,731	476,288	481,275
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 11/30/23(i)	493,627	493,627	464,009

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 7.45% (Libor + 6.00%), maturity 12/8/23	3,430,000	3,392,420	3,285,940
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.95% (Libor + 4.50%), maturity 10/26/23	2,221,890	2,208,700	1,981,926
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.45% (Libor + 5.00%), maturity 9/11/23	1,906,766	1,896,071	1,757,638
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 12/16/24	984,902	990,954	929,964

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 3/20/25	3,927,708	3,913,101	3,428,889
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.70% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,564	1,708,200
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 2/3/25	985,000	961,944	920,896
IXS, Senior Secured Initial Term Loan, 6.45% (Libor + 5.00%), maturity 3/15/27	500,000	495,000	474,500
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 8.20% (Libor + 6.75%), maturity 2/2/26	500,000	488,750	466,285

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 10/12/24	3,615,344	3,611,340	3,358,654
Transplace, Senior Secured Closing Date Term Loan (First Lien), 5.20% (Libor + 3.75%), maturity 10/7/24	2,460,182	2,453,888	2,285,509
Capstone Logistics, Senior Secured Term Loan (First Lien), 5.95% (Libor + 4.50%), maturity 10/7/21	1,161,707	1,161,868	1,144,282

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):
Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.45% (Libor + 3.00%), maturity 3/20/25	$3,925,708	$3,926,133	$3,548,840
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.45% (Libor + 5.00%), maturity 8/19/22	1,910,184	1,890,605	1,661,860
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.45% (Libor + 5.00%), maturity 6/15/23	1,451,146	1,449,084	1,378,429

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 11/21/23	2,919,733	2,908,514	2,636,519
Loparex, Senior Secured Initial Term Loan (First Lien), 5.95% (Libor + 4.50%), maturity 7/31/26	1,492,500	1,478,641	1,402,950
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.95% (Libor + 9.50%), maturity 11/21/24	1,250,000	1,250,000	1,181,775

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.20% (Libor + 5.75%), maturity 12/20/22	1,900,675	1,889,359	1,615,575
Northstar, Senior Secured Term Loan, 7.70% (Libor + 6.25%), maturity 6/7/22	1,445,268	1,445,268	1,391,417
Vestcom International, Senior Secured L/C Collaterilized, 5.45% (Libor + 4.00%), maturity 12/19/23	783,878	786,538	732,605
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.20% (Libor + 4.75%), maturity 6/21/22	1,455,000	1,448,210	727,500

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 6.45% (Libor + 5.00%), maturity 11/20/25	1,975,000	1,958,320	1,892,050
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 5.20% (Libor + 3.75%), maturity 8/25/25	1,970,000	1,962,468	1,876,721

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 5.20% (Libor + 3.75%), maturity 6/30/23	2,303,551	2,300,565	2,211,409

Retail
Grocery Outlet, Senior Secured 2020 Term Loan (First Lien), 4.20% (Libor + 2.75%), maturity 10/22/25	1,269,483	1,267,102	1,206,009

Hotel, Gaming & Leisure
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.45% (Libor + 5.00%), maturity 10/21/23	1,119,231	1,111,339	1,039,765

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.95% (Libor + 4.50%), maturity 9/30/22	995,159	990,249	925,717

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 8/31/26	584,789	579,029	562,590

Total Bank Loans		$342,129,261	$325,175,888

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.2%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$400,267
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $261,438)(f)(j)(m)(n)(o)		261,438	241,379

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $57,552)(f)(j)(m)(o)(p)		58,608	47,680
Total Equity and Preferred Shares		$1,120,581	$689,326

Total Portfolio Investments(r)		$343,249,842	$325,865,214

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2020

(Expressed in U.S. Dollars)

(unaudited)

(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(r)	At March 31, 2020, the cost of investments for income tax purposes was $343,249,842 the gross unrealized depreciation for federal tax purposes was $17,605,839, the gross unrealized appreciation for federal income tax purposes was $221,211, and the net unrealized depreciation was $17,384,628.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2020

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

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 9/23/25	$3,990,000	$3,950,952	$3,970,050
RevSpring, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 10/11/25	3,960,000	3,955,758	3,950,100
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 5.66% (Libor + 3.75%), maturity 2/2/26	2,982,525	2,973,315	2,975,069
Addison, Senior Secured Initial Term Loan, 6.91% (Libor + 5.00%), maturity 4/15/26	2,985,000	2,931,090	2,962,613
Fleetwash, Senior Secured Incremental Term Loan, 6.66% (Libor + 4.75%), maturity 10/1/24	2,962,613	2,938,051	2,947,799
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 6/19/24(i)	2,894,218	2,894,218	2,883,365
Allied Universal, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 7/10/26(i)	2,613,149	2,591,810	2,635,788
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 2/9/26(i)	2,481,250	2,484,662	2,497,618
HireRight, Senior Secured Initial Term Loan (Second Lien), 9.16% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,479,365	2,481,250
Newport Group, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 9/12/25	2,471,231	2,458,304	2,452,697
First Advantage, Senior Secured Term Loan (First Lien), 7.16% (Libor + 5.25%), maturity 6/30/22	2,000,000	1,996,094	1,990,000
Vistage, Senior Secured Term B Loan (First Lien), 5.91% (Libor + 4.00%), maturity 2/10/25	1,965,000	1,961,739	1,960,088
Service Logic, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 12/31/24	2,339,998	2,333,703	2,316,598
Eliassen Group, Senior Secured Initial Term B Loan, 6.41% (Libor + 4.50%), maturity 11/5/24	1,493,123	1,486,683	1,489,390
OSG Billing Services, Senior Secured Term B Loan (First Lien), 6.41% (Libor + 4.50%), maturity 3/27/24	1,474,855	1,470,192	1,467,481
DBi Services, Senior Secured Term B Loan (Second Lien), 8.00% (Libor + 8.00%), maturity 2/2/26	1,268,869	1,268,869	1,268,869
Diversified, Senior Secured Initial Term Loan, 6.66% (Libor + 4.75%), maturity 12/23/23	992,500	986,007	990,019
WCG, Senior Secured Term Loan, 5.91% (Libor + 4.00%), maturity 1/8/27(i)	1,000,000	990,000	990,000
Franklin Energy, Senior Secured Term B Loan (First Lien), 5.91% (Libor + 4.00%), maturity 8/14/26	997,500	995,123	987,525
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 6/3/26(i)	498,747	494,694	498,747

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 12/15/25	3,960,000	3,896,852	3,920,400
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 5/30/24	3,427,599	3,413,966	3,341,909
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 10/4/21	2,811,462	2,806,249	2,741,176
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 1/31/25	2,682,225	2,691,463	2,615,169
Unifrax, Senior Secured USD Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 12/12/25(i)	2,476,241	2,454,997	2,286,895
Q Holding, Senior Secured Term B Loan (2019), 6.91% (Libor + 5.00%), maturity 12/29/23	1,995,000	1,985,388	1,985,025
Boyd Corp, Senior Secured Initial Loan (Second Lien), 8.66% (Libor + 6.75%), maturity 9/6/26	2,000,000	2,002,217	1,985,000
DuBois Chemicals 2019, Senior Secured Term Loan (Second Lien), 10.41% (Libor + 8.50%), maturity 9/30/27	2,000,000	1,950,862	1,985,000
Borchers, Senior Secured Term Loan, 6.41% (Libor + 4.50%), maturity 11/1/24	1,910,136	1,905,332	1,900,585
Zep, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 8/12/24	1,956,225	1,954,251	1,584,542
DuBois Chemicals 2019, Senior Secured Term Loan B (First Lien), 6.41% (Libor + 4.50%), maturity 9/30/26	1,560,865	1,516,107	1,549,159
Spartech, Senior Secured Term Loan, 6.91% (Libor + 5.00%), maturity 10/17/25	1,000,000	985,134	992,500
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 10/28/24	987,406	970,460	967,657
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 3/31/25(i)	982,500	978,584	892,145

Services: Consumer
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 6/3/24	5,424,266	5,407,341	5,370,023
A Place For Mom, Senior Secured Term Loan, 5.66% (Libor + 3.75%), maturity 8/10/24	2,666,144	2,665,484	2,599,490
Weld North, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 2/15/25	2,463,674	2,441,530	2,463,674
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 12/18/25	2,475,000	2,365,058	2,462,625
Smart Start, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 2/21/22	2,417,625	2,417,625	2,399,493
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 5/14/26(i)	1,990,000	1,985,439	2,002,726
SMG, Senior Secured Initial Term Loan (First Lien), 4.91% (Libor + 3.00%), maturity 1/23/25(i)	1,976,118	1,963,737	1,976,118
Valet Living, Senior Secured Initial Term Loan, 5.91% (Libor + 4.00%), maturity 9/28/25	1,983,718	1,979,195	1,973,800
LegalShield, Senior Secured Initial Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 5/1/25	1,940,510	1,927,273	1,935,659
Ned Stevens, Senior Secured Term A Loan, 7.66% (Libor + 5.75%), maturity 9/30/25(j)	1,603,824	1,572,794	1,591,795
Spring Education, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/30/25	987,500	985,450	982,563
Ned Stevens, Senior Secured Revolver, 6.66% (Libor + 4.75%), maturity 9/30/25(j)	-	(2,614)	-

Aerospace & Defense
CPI International, Senior Secured TL, 6.66% (Libor + 4.75%), maturity 7/26/24	4,000,000	3,960,000	3,970,000
StandardAero, Senior Secured Initial Term B-1 Loan, 5.91% (Libor + 4.00%), maturity 4/6/26(i)	3,567,981	3,556,378	3,599,650
StandardAero, Senior Secured Initial Term B-2 Loan, 5.91% (Libor + 4.00%), maturity 4/6/26(i)	1,918,269	1,912,031	1,935,296
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 9.66% (Libor + 7.75%), maturity 4/30/26	1,500,000	1,514,877	1,485,000
Tronair, Senior Secured Initial Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 9/8/23	1,459,899	1,453,639	1,427,051
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 4/30/25(i)	497,481	495,124	494,358

Banking, Finance, Insurance & Real Estate
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 9.41% (Libor + 7.50%), maturity 4/30/23	2,000,000	2,000,000	1,995,000
Kestra Financial, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 6/3/26	1,995,000	1,976,368	1,990,013
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 7.66% (Libor + 5.75%), maturity 10/31/22	1,989,457	1,951,565	1,939,721
Advisor Group, Senior Secured Initial Term B Loan, 6.91% (Libor + 5.00%), maturity 7/31/26(i)	1,490,625	1,465,245	1,478,349
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 9/6/24	1,470,000	1,467,280	1,458,975
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 6/12/26	978,070	973,369	970,735
Aperio, Senior Secured Loan, 6.91% (Libor + 5.00%), maturity 10/25/24	933,889	929,619	933,889

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 7.91% (Libor + 6.00%), maturity 12/8/23	3,438,750	3,399,412	3,412,959
Augusta Sportswear Group, Senior Secured Initial Term Loan, 6.41% (Libor + 4.50%), maturity 10/26/23	2,228,517	2,214,540	2,211,804
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 9/11/23	1,906,766	1,895,349	1,873,398
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 12/16/24(i)	987,418	993,636	973,861

The accompanying notes are an integral part of these financial statements.

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 11/20/23(i)	$3,000,535	$3,017,391	$2,972,870
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 7/18/26	1,995,000	1,985,448	1,995,000
Tank Holding, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 3/26/26(i)	997,500	993,032	1,003,416
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 7/31/26	1,000,000	997,605	995,000
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 11/30/23(i)	494,901	494,901	491,978
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 6.16% (Libor + 4.25%), maturity 5/12/20	488,837	488,275	483,338

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 9/30/24	2,443,750	2,443,750	2,419,313
BAS, Senior Secured Repricing Term Loan, 5.66% (Libor + 3.75%), maturity 5/21/24	1,969,661	1,971,159	1,959,812
Edward Don, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 7/2/25	1,478,769	1,472,799	1,452,890
Cole-Parmer, Senior Secured Closing Date Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 11/4/26	1,000,000	995,111	992,500
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 12/2/24	493,703	497,366	490,000
TriMark, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 8/28/24(i)	491,207	492,665	406,376

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.91% (Libor + 3.00%), maturity 3/20/25	3,935,671	3,936,089	3,906,153
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 8/19/22	1,915,184	1,893,658	1,891,245
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 6/15/23	1,454,906	1,452,426	1,422,170

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 10/12/24	3,615,344	3,611,340	3,588,229
Transplace, Senior Secured Closing Date Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 10/7/24(i)	2,466,458	2,459,768	2,460,292
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 10/7/21	1,161,707	1,161,868	1,144,282

Construction & Building
PlayPower, Senior Secured Initial Term Loan, 7.41% (Libor + 5.50%), maturity 5/8/26	1,934,722	1,934,722	1,920,212
Tangent, Senior Secured Closing Date Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 11/30/24	1,496,238	1,480,815	1,488,757
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 4.91% (Libor + 3.00%), maturity 6/3/24	1,474,832	1,462,983	1,460,084
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 9/30/24(i)	976,912	975,059	964,701
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 7/29/22(i)	628,442	623,246	630,799
Hoffman Southwest, Senior Secured Initial Term Loan, 6.41% (Libor + 4.50%), maturity 8/14/23	527,876	523,556	525,237

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 3/20/25(i)	3,592,566	3,578,510	3,516,090
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 10.16% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,507	1,795,500
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 2/3/25	987,500	963,545	982,563

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.66% (Libor + 5.75%), maturity 12/20/22	1,905,523	1,893,460	1,872,177
Northstar, Senior Secured Term Loan, 8.16% (Libor + 6.25%), maturity 6/7/22	1,449,510	1,449,510	1,438,639
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.66% (Libor + 4.75%), maturity 6/21/22	1,458,750	1,451,152	1,035,712
Vestcom International, Senior Secured L/C Collaterilized, 5.91% (Libor + 4.00%), maturity 12/19/23	783,878	786,703	777,999

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 11/21/23	2,927,277	2,915,319	2,898,005
Loparex, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 7/31/26	1,496,250	1,481,906	1,481,288

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 6.91% (Libor + 5.00%), maturity 11/20/25	1,980,000	1,962,677	1,960,200
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 5.66% (Libor + 3.75%), maturity 8/25/25	1,975,000	1,966,820	1,970,063

Hotel, Gaming & Leisure
On Location, Senior Secured Second Amendment Term Loan, 6.91% (Libor + 5.00%), maturity 9/29/21	2,396,566	2,384,489	2,384,584
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.91% (Libor + 5.00%), maturity 10/21/23	1,119,231	1,110,756	1,119,231

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 5.66% (Libor + 3.75%), maturity 6/30/23	2,309,428	2,306,211	2,309,428

Retail
Grocery Outlet, Senior Secured 2019 Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 10/22/25(i)	1,269,483	1,266,905	1,286,070

Metals & Mining
Dynatect, Senior Secured Term B Loan, 6.41% (Libor + 4.50%), maturity 9/30/22	997,579	990,633	987,604

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 8/31/26(i)	525,311	519,256	526,851

Total Bank Loans		$331,601,425	$330,155,654

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 11/20/23(i)	$3,000,535	$3,017,391	$2,972,870
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 7/18/26	1,995,000	1,985,448	1,995,000
Tank Holding, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 3/26/26(i)	997,500	993,032	1,003,416
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 7/31/26	1,000,000	997,605	995,000
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 11/30/23(i)	494,901	494,901	491,978
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 6.16% (Libor + 4.25%), maturity 5/12/20	488,837	488,275	483,338

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 9/30/24	2,443,750	2,443,750	2,419,313
BAS, Senior Secured Repricing Term Loan, 5.66% (Libor + 3.75%), maturity 5/21/24	1,969,661	1,971,159	1,959,812
Edward Don, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 7/2/25	1,478,769	1,472,799	1,452,890
Cole-Parmer, Senior Secured Closing Date Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 11/4/26	1,000,000	995,111	992,500
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 12/2/24	493,703	497,366	490,000
TriMark, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 8/28/24(i)	491,207	492,665	406,376

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.91% (Libor + 3.00%), maturity 3/20/25	3,935,671	3,936,089	3,906,153
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 8/19/22	1,915,184	1,893,658	1,891,245
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 6/15/23	1,454,906	1,452,426	1,422,170

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 10/12/24	3,615,344	3,611,340	3,588,229
Transplace, Senior Secured Closing Date Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 10/7/24(i)	2,466,458	2,459,768	2,460,292
Capstone Logistics, Senior Secured Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 10/7/21	1,161,707	1,161,868	1,144,282

Construction & Building
PlayPower, Senior Secured Initial Term Loan, 7.41% (Libor + 5.50%), maturity 5/8/26	1,934,722	1,934,722	1,920,212
Tangent, Senior Secured Closing Date Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 11/30/24	1,496,238	1,480,815	1,488,757
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 4.91% (Libor + 3.00%), maturity 6/3/24	1,474,832	1,462,983	1,460,084
PlayCore, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 9/30/24(i)	976,912	975,059	964,701
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 7/29/22(i)	628,442	623,246	630,799
Hoffman Southwest, Senior Secured Initial Term Loan, 6.41% (Libor + 4.50%), maturity 8/14/23	527,876	523,556	525,237

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 3/20/25(i)	3,592,566	3,578,510	3,516,090
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 10.16% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,507	1,795,500
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 2/3/25	987,500	963,545	982,563

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.66% (Libor + 5.75%), maturity 12/20/22	1,905,523	1,893,460	1,872,177
Northstar, Senior Secured Term Loan, 8.16% (Libor + 6.25%), maturity 6/7/22	1,449,510	1,449,510	1,438,639
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 6.66% (Libor + 4.75%), maturity 6/21/22	1,458,750	1,451,152	1,035,712
Vestcom International, Senior Secured L/C Collaterilized, 5.91% (Libor + 4.00%), maturity 12/19/23	783,878	786,703	777,999

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 11/21/23	2,927,277	2,915,319	2,898,005
Loparex, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 7/31/26	1,496,250	1,481,906	1,481,288

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 6.91% (Libor + 5.00%), maturity 11/20/25	1,980,000	1,962,677	1,960,200
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 5.66% (Libor + 3.75%), maturity 8/25/25	1,975,000	1,966,820	1,970,063

Hotel, Gaming & Leisure
On Location, Senior Secured Second Amendment Term Loan, 6.91% (Libor + 5.00%), maturity 9/29/21	2,396,566	2,384,489	2,384,584
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.91% (Libor + 5.00%), maturity 10/21/23	1,119,231	1,110,756	1,119,231

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 5.66% (Libor + 3.75%), maturity 6/30/23	2,309,428	2,306,211	2,309,428

Retail
Grocery Outlet, Senior Secured 2019 Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 10/22/25(i)	1,269,483	1,266,905	1,286,070

Metals & Mining
Dynatect, Senior Secured Term B Loan, 6.41% (Libor + 4.50%), maturity 9/30/22	997,579	990,633	987,604

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 8/31/26(i)	525,311	519,256	526,851

Total Bank Loans		$331,601,425	$330,155,654

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.2%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$400,267
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $261,438)(f)(j)(m)(n)(o)		261,438	261,438

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $57,552)(f)(i)(j)(m)(o)(p)		58,608	57,552

Total Equity and Preferred Shares		$1,120,581	$719,257

Total Portfolio Investments(q)		$332,722,006	$330,874,911

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.

(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.

(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P.," 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	At December 31, 2019, the cost of investments for income tax purposes was $332,722,006 the gross unrealized depreciation for federal tax purposes was 2,951,506, the gross unrealized appreciation for federal income tax purposes was $1,104,411, and the net unrealized depreciation was $1,847,095.

Audax Credit BDC Inc.

Notes to Financial Statements

March 31, 2020

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at March 31, 2020 and December 31, 2019. At such dates, cash was not subject to any restrictions on withdrawal.

Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses initially incurred by the Adviser, may be reimbursed by the Company.

Investment Valuation Policy

The Company conducts the valuation of the Company’s investments, pursuant to which the Company’s net asset value is determined, at all times consistent with GAAP and the 1940 Act. The Company’s Board of Directors, with the assistance of the Company’s Audit Committee, determines the fair value of the Company’s investments, for investments with a public market and for investments with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC Topic 820, “Fair Value Measurement,” (“ASC 820”). The Company’s valuation procedures are set forth in more detail below.

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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Company’s Board of Directors, does not represent fair value, are each valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Inputs for these valuation techniques include relative credit information, observed market movement, industry sector information, and other market data, which may include benchmarking of comparable securities, issuer spreads, reported trades, and reference data, such as market research publications, when available. The process used to determine the applicable value is as follows: (i) each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs. Additionally, as a part of the Company’s valuation process, the Adviser may be assisted by one or more independent valuation firms engaged by the Company; (ii) preliminary valuation conclusions are documented and discussed with the Company’s senior management and members of the Adviser’s valuation team; (iii) the Company’s Audit Committee reviews the assessments of the Adviser or independent valuation firm (to the extent applicable) and provides the Company’s Board of Directors with recommendations with respect to the fair value of the investments in the Company’s portfolio; and (iv) the Company’s Board of Directors discusses the valuation recommendations of the Company’s Audit Committee and determines the fair value of the investments in the Company’s portfolio in good faith based on the input of the Adviser, the independent valuation firm (to the extent applicable) and in accordance with the Company’s valuation policy.

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

As of March 31, 2020, the Company held 179 investments in loans with OID. The Company accrued OID income of $93,473 for the three months ended March 31, 2020. The unamortized balance of OID on debt investments as of March 31, 2020, totaled $1,797,901. As of December 31, 2019, the Company held 162 investments in loans with OID. The Company accrued OID income of $62,751 for the three months ended March 31, 2019. The unamortized balance of OID investments as of December 31, 2019, totaled $1,733,632.

As of March 31, 2020, the Company held one investment which had a PIK interest component. The Company did not record any PIK interest income for three months ended March 31, 2020. As of March 31, 2019, the Company held one investment which had a PIK interest component. The Company recorded $32,822 of PIK interest income for three months ended March 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company held $23,294,471 and $5,506,217 cash and cash equivalents, respectively. For the three months ended March 31, 2020 and 2019, the Company earned $28,670 and $50,720, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three months ended March 31, 2020 and 2019, the Company accrued $14,740 and $17,810 of other income, respectively, related to amendment fees.

New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13") which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on the Company’s disclosures.

Note 3. Investments

Fair Value

In accordance with ASC 820, the fair value of the Company’s investments is determined to be the price that would be received for an investment in a current sale, assuming an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date as described in Note–2 – Significant Accounting Policies.

As of March 31, 2020, $282,476,467 of the Company’s investments were valued using unobservable inputs, and $43,388,747 were valued using observable inputs. During the three months ended March 31, 2020, $65,946,077 transferred into Level 3 due to a decrease in observable prices in the market and $20,650,498 out of Level 3 due to price transparency.

As of December 31, 2019, $249,452,590 of the Company’s investments were valued using unobservable inputs, and $81,422,321 were valued using observable inputs. During the three months ended March 31, 2019, $46,005,506 and $22,977,630 of investments transferred into and out of Level 3, respectively.

The following table presents the Company’s investments carried at fair value as of March 31, 2020 and December 31, 2019, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$31,378,926	$263,945,044	$295,323,970
Second lien debt	-	12,009,821	17,842,097	29,851,918
Equity and Preferred Shares	-	-	689,326	689,326
Total	$-	$43,388,747	$282,476,467	$325,865,214

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$81,422,321	$227,392,535	$308,814,856
Second lien debt	-	-	21,340,798	21,340,798
Equity and Preferred Shares	-	-	719,257	719,257
Total	$-	$81,422,321	$249,452,590	$330,874,911

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2020. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of March 31, 2020
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$176,718,387	Matrix Pricing	Senior Leverage	2.47x - 7.02x	4.84	x
			Total Leverage	3.10x - 9.80x	6.01	x
			Interest Coverage	1.14x - 5.09x	2.23	x
			Debt Service Coverage	0.93x - 4.44x	1.85	x
			TEV Coverage	1.27x - 5.70x	2.51	x
			Liquidity	5.75% - 587.90%	145.94%
			Spread Comparison	275bps - 625bps	423	bps

	83,303,092	Discounted Cash Flow	Market Yield	4.43% - 11.89%	8.00%

Second lien debt	15,923,228	Matrix Pricing	Senior Leverage	4.89x - 7.11x	6.11	x
			Total Leverage	4.89x - 7.11x	6.11	x
			Interest Coverage	1.38x - 3.06x	2.09	x
			Debt Service Coverage	1.20x - 2.55x	1.77	x
			TEV Coverage	1.07x - 2.44x	1.79	x
			Liquidity	79.62% - 307.12%	131.34%
			Spread Comparison	650bps - 950bps	782	bps

Total	$275,944,707

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $6,531,760 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2020 and 2019 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2020	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590
Transfers into Level 3	65,946,077	-	-	65,946,077
Transfers out of Level 3	(11,659,069)	(8,991,429)	-	(20,650,498)
Total gains:
Net realized (loss) gain(a)	(53,247)	-	-	(53,247)
Net unrealized (depreciation) appreciation(b)	(13,839,089)	(1,220,061)	(29,931)	(15,089,081)
New investments, repayments and settlements:(c)
Purchases	11,440,787	6,708,438	-	18,149,225
Settlements/repayments	(9,624,849)	-	-	(9,624,849)
Net amortization of premiums, PIK, discounts and fees	85,455	4,351	-	89,806
Sales	(5,743,556)	-	-	(5,743,556)
Fair Value as of March 31, 2020	$263,945,044	$17,842,097	$689,326	$282,476,467

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2020.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2020.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended March 31, 2019	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2018	$124,975,467	$17,044,607	$-	$142,020,074
Transfers into Level 3	41,904,236	4,101,270	-	46,005,506
Transfers out of Level 3	(21,885,880)	(1,091,750)	-	(22,977,630)
Total gains:
Net realized gain(a)	20,496	-	-	20,496
Net unrealized appreciation (depreciation)(b)	246,724	7,725	(400,268)	(145,819)
New investments, repayments and settlements:(c)
Purchases	8,653,557	1,209,731	800,535	10,663,823
Settlements/repayments	(9,257,506)	-	-	(9,257,506)
Net amortization of premiums, PIK, discounts and fees	56,942	2,397	-	59,339
Sales	-	-	-	-
Fair Value as of March 31, 2019	$144,714,036	$21,273,980	$400,267	$166,388,283

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2019.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2019.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at March 31, 2020 and 2019 was $(1,046,694) and $(324,446), respectively.

Investment Activities

The Company held a total of 196 investments with an aggregate fair value of $325,865,214 as of March 31, 2020. During the three months ended March 31, 2020, the Company invested in 28 new investments for a combined $25,224,701 and in existing investments for a combined $9,103,107. The Company also received $18,146,113 in repayments from investments and $5,743,556 from investments sold during the three months ended March 31, 2020.

The Company held a total of 176 investments with an aggregate fair value of $330,874,911 as of December 31, 2019. During the three months ended March 31, 2019, the Company invested in 14 new investments for a combined $29,730,870 and in existing investments for a combined $15,542,660. The Company also received $11,648,671 in repayments from investments during the three months ended March 31, 2019.

Investment Concentrations

As of March 31, 2020, the Company’s investment portfolio consisted of investments in 172 companies located in 34 states across 22 different industries, with an aggregate fair value of $325,865,214. The five largest investments at fair value as of March 31, 2020 totaled $20,149,968, or 6.18% of the Company’s total investment portfolio as of such date. As of March 31, 2020, the Company’s average investment by obligor was $1,751,725 at cost.

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

The following table outlines the Company’s investments by security type as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$311,100,247	90.63%	$295,323,970	90.63%	$310,257,401	93.25%	$308,814,856	93.33%
Second lien debt	31,029,014	9.04%	29,851,918	9.17%	21,344,024	6.41%	21,340,798	6.46%
Total Debt Investments	342,129,261	99.67%	325,175,888	99.80%	331,601,425	99.66%	330,155,654	99.79%
Equity and Preferred Shares	1,120,581	0.33%	689,326	0.20%	1,120,581	0.34%	719,257.00	0.21%
Total Equity Investments	1,120,581	0.33%	689,326	0.20%	1,120,581	0.34%	719,257	0.21%
Total Investments	$343,249,842	100.00%	$325,865,214	100.00%	$332,722,006	100.00%	$330,874,911	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$71,172,561	21.84%	$76,108,451	23.00%
High Tech Industries	56,065,620	17.21	58,327,844	17.63
Services: Business	44,226,079	13.57	44,376,771	13.41
Chemicals, Plastics & Rubber	26,416,557	8.11	28,747,162	8.69
Services: Consumer	23,521,898	7.22	25,757,966	7.78
Aerospace & Defense	17,846,880	5.48	12,911,355	3.90
Banking, Finance, Insurance & Real Estate	11,834,057	3.63	10,766,682	3.25
Capital Equipment	9,803,831	3.01	7,720,891	2.33
Construction & Building	9,178,428	2.82	6,989,790	2.11
Consumer Goods: Non-durable	7,955,468	2.44	8,472,022	2.56
Containers, Packaging & Glass	8,064,889	2.47	7,941,602	2.40
Automotive	6,998,770	2.15	6,294,153	1.90
Wholesale	6,589,129	2.02	7,219,568	2.18
Transportation: Cargo	6,788,445	2.08	7,192,803	2.17
Forest Products & Paper	5,221,244	1.60	4,379,293	1.32
Media: Advertising, Printing & Publishing	4,467,097	1.37	5,124,527	1.55
Beverage, Food & Tobacco	3,768,771	1.16	3,930,263	1.19
Consumer Goods: Durable	2,211,409	0.68	2,309,428	0.70
Retail	1,206,009	0.37	1,286,070	0.39
Hotel, Gaming & Leisure	1,039,765	0.32	3,503,815	1.06
Metals & Mining	925,717	0.28	987,604	0.31
Health Care Equipment & Services	562,590	0.17	526,851	0.17
	$325,865,214	100.00%	$330,874,911	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
		Percentage of Total		Percentage of Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$83,401,228	25.59%	$87,146,010	26.34%
Midwest	67,487,094	20.71	68,357,102	20.66
West	51,633,872	15.85	52,320,288	15.81
Southwest	39,143,872	12.01	42,469,487	12.84
Southeast	36,169,835	11.10	35,674,150	10.78
East	39,446,104	12.11	39,053,575	11.80
Northwest	3,968,605	1.22	4,083,800	1.23
South	2,714,604	0.83	1,770,499	0.54
Other (a)	1,900,000	0.58	-	-
Total Investments	$325,865,214	100.00%	$330,874,911	100.00%

(a) The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2020:

For the Fiscal Years Ending December 31:	Amount
2020	$2,641,641
2021	10,234,648
2022	24,729,641
2023	45,545,325
2024	80,048,648
Thereafter	180,727,259
Total contractual repayments	343,927,162
Adjustments to cost basis on debt investments(a)	(1,797,901)
Total Cost Basis of Debt Investments Held at March 31, 2020:	$342,129,261

(a)     Adjustment to cost basis related to unamortized balance of OID investments.

COVID-19 Developments

In addition, during the three months ended March 31, 2020 and subsequent to March 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S economy. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company's future net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

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

For the three months ended March 31, 2020, the Company recorded base management fees of $880,852 and waivers to the base management fees of $308,298, as set forth within the accompanying statements of operations. For the three months ended March 31, 2019, the Company recorded base management fees of $738,654 and waivers to the base management fees of $258,529, as set forth within the accompanying statements of operations.

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

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.1765 % in any calendar quarter (4.706% annualized). The Company refers to this portion of its pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.1765%) as the “catch-up” provision. The catch-up is meant to provide the Adviser with 15.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if net investment income exceeds 1.1765% in any calendar quarter (4.706% annualized); and
•	15.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.1765% in any calendar quarter (4.706% annualized) is payable to the Adviser.

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

The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from June 16, 2015, the effective date of our registration statement on Form 10 (file no. 000-55426), through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain Incentive Fees with respect to each of the investments in the Company’s portfolio.

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

The waivers from the Adviser will remain effective until terminated earlier by either party upon 60 days’ prior written notice.

For the three months ended March 31, 2020, the Company recorded incentive fees related to net investment income of $661,359. Offsetting the incentive fees were waivers of the incentive fees of $563,778 for the three months ended March 31, 2020, as set forth within the accompanying statements of operations. For the three months ended March 31, 2019, the Company recorded incentive fees related to net investment income of $612,128. Offsetting the incentive fees were waivers of the incentive fess of $489,291 for the three months ended March 31, 2019, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250, for each of the three months ended March 31, 2020 and 2019, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2020 and December 31, 2019 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2020	December 31, 2019
Net base management fee due to Adviser	$572,554	$569,600
Net incentive fee due to Adviser	97,581	118,536
Total fees due to Adviser, net of waivers	670,135	688,136
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$736,385	$754,386

(a) Expenses paid on behalf of the Company by the Adviser

Note 5. Net (Decrease) Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net (decrease) increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(11,230,403)	$3,641,937
Denominator for basic and diluted weighted average common shares	36,541,077	30,148,907
Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.31)	$0.12

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

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2019 of $17,084,202, or $0.52 per share. The tax character of the distributions declared and paid represented $16,941,968 from ordinary income and $142,234 from tax return of capital. The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2018 of $13,002,172, or $0.52 per share. The tax character of the distributions declared and paid represented $12,537,786 from ordinary income, $450,049 capital gains, and $14,337 from tax return of capital.

The determination of the tax attributes of the Company’s distributions is made annually at the end of the Company’s taxable year, based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full taxable year. The actual tax characteristics of distributions to stockholders will be reported to the Company’s stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

As of December 31, 2019, the components of accumulated net unrealized appreciation on investments and net investment losses and losses on a tax basis as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

As of December 31, 2019
Other temporary book/tax differences	$(213,307)
Net tax basis unrealized depreciation	(1,847,095)
Accumulated net realized loss	(670,443)
Components of tax distributable deficit at period end	$(2,730,845)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2019.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. The Company did not maintain any capital losses as of December 31, 2019. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2017, 2018 and 2019 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three months ended March 31, 2020 and 2019, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. On March 20, 2020, the same investor made an additional capital commitment of $11,200,000. As of March 31, 2020, $21,200,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of March 31, 2020 and December 31, 2019, were 36,698,229 and 35,109,246, respectively.

The following table details the activity of Stockholders’ Equity for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673
Net investment income	-	-	4,310,906	4,310,906
Net realized losses from investment transactions	-	-	(3,776)	(3,776)
Net change in unrealized depreciation on investments	-	-	(15,537,533)	(15,537,533)
Issuance of shares	1,588	14,998,412	-	15,000,000
Balance as of March 31, 2020	$36,698	$349,093,820	$(13,961,248)	$335,169,270

Three Months Ended March 31, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235
Net investment income	-	-	3,957,540	3,957,540
Net realized gains from investment transactions	-	-	27,919	27,919
Net change in unrealized depreciation on investments	-	-	(343,522)	(343,522)
Issuance of shares	2,114	19,997,886	-	20,000,000
Balance as of March 31, 2019	$30,384	$289,243,891	$1,790,897	$291,065,172

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

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2020 and December 31, 2019:

Investment	Industry	March 31, 2020	December 31, 2019
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.70% (Libor + 4.25%), maturity 7/9/26	Healthcare & Pharmaceuticals	$761,905	$761,905
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 12/31/24(i)	Services: Business	720,000	136,667
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 7/18/26	Containers, Packaging & Glass	437,500	437,500
Advarra, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 7/9/26	Healthcare & Pharmaceuticals	288,796	288,796
EverCommerce, Senior Secured Initial Term Loan, 6.95% (Libor + 5.50%), maturity 8/23/25	High Tech Industries	211,983	464,713
Premise Health, Senior Secured Initial Term Loan (First Lien), 4.95% (Libor + 3.50%), maturity 7/10/25	Healthcare & Pharmaceuticals	187,237	147,052
AmeriLife, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 3/18/27	Banking, Finance, Insurance & Real Estate	170,455	-
OEConnection, Senior Secured Initial Term Loan, 5.45% (Libor + 4.00%), maturity 9/25/26	High Tech Industries	142,180	142,180
Ned Stevens, Senior Secured Revolver, 6.20% (Libor + 4.75%), maturity 9/30/25	Services: Consumer	130,719	130,719
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 5.45% (Libor + 4.00%), maturity 6/3/26	Services: Business	50,125	50,125
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 5.70% (Libor + 4.25%), maturity 8/31/26	Health Care Equipment & Services	37,278	98,225
Stepping Stones, Unitranche, 7.20% (Libor + 5.75%), maturity 12/12/24	Healthcare & Pharmaceuticals	9,519	9,519
Mavis, Senior Secured Closing Date Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 3/20/25	Automotive	-	345,141
Tangent, Senior Secured Closing Date Term Loan (First Lien), 6.20% (Libor + 4.75%), maturity 11/30/24	Construction & Building	-	333,333
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 5.95% (Libor + 4.50%), maturity 9/30/26	Chemicals, Plastics & Rubber	-	252,692
Alpaca, Senior Secured Term Loan, 5.95% (Libor + 4.50%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	124,637
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 4.70% (Libor + 3.25%), maturity 5/14/26	Services: Consumer	-	100,000
Ansira, Unitranche, 7.20% (Libor + 5.75%), maturity 12/20/22	Media: Advertising, Printing & Publishing	-	38,214
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 6/12/26	Banking, Finance, Insurance & Real Estate	-	17,544

		$3,147,697	$3,878,962

Unfunded commitments represent all amounts unfunded as of March 31, 2020 and December 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Per Share Data:
Net asset value, beginning of period	$9.44	$9.46
Net investment income(a)	0.12	0.13
Net realized (loss) gain on investments and change in unrealized depreciation on investments(a)(b)	(0.43)	(0.01)
Net (decrease) increase in net assets resulting from operations	$(0.31)	$0.12
Net asset value at end of period	$9.13	$9.58
Total return(c)(g)	(3.28)%	1.27%
Shares of common stock outstanding at end of period	36,698,229	30,383,814

Statement of Assets and Liabilities Data:
Net assets at end of period	$335,169,270	$291,065,172
Average net assets(d)	344,131,639	290,011,675

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.11%	2.42%
Ratio of net expenses to average net assets- annualized(f)	1.09%	1.37%
Ratio of net investment income to average net assets- annualized	5.04%	5.53%
Portfolio turnover(g)	1.75%	3.98%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

On March 18, 2020, the Company delivered a capital drawdown notice to an investor relating to the sale of 1,095,290 shares of the Common Stock for an aggregate offering price of $10 million. The sale closed on April 3, 2020.

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

COVID-19

The Company is continuing to assess what additional adverse financial and operational consequences may result from the COVID-19 pandemic and the associated economic turbulence. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or reduce its impact, all of which are beyond our control. As such, the Company cannot predict the extent to which its financial condition and results of operations will be affected, and the magnitude of such consequences remains uncertain as of the filing of this quarterly report.

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

This report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our ability to continue to effectively manage our business due to COVID-19 and similar pandemics;
•	the ability of our portfolio companies to achieve their objectives;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•	changes in the general economy;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Adviser and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
•	the adequacy of our financing sources and working capital;
•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K (file no. 814-01154) (the “Annual Report”).

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

COVID-19

The market disruptions caused by the COVID-19 pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have affected, and may continue to affect, our operations and the operations of our Adviser. While we are closely monitoring this situation, we cannot predict the impact of COVID-19 on our future financial condition, with any level of certainty. However, we expect that the COVID-19 pandemic will have a material adverse impact on our future net asset value, net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies. For more information, see “Recent Developments—COVID-19 Developments” below.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of March 31, 2020, was approximately $325,865,214 and held in 172 portfolio companies as of March 31, 2020. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2019, was approximately $330,874,911 and held in 164 portfolio companies as of December 31, 2019.

During the three months ended March 31, 2020, we invested in 28 new syndicated investments for a combined $25,224,701 and in existing investments for a combined $9,103,107. We also received $18,146,113 in repayments from investments and $5,743,556 from investments sold during the three months ended March 31, 2020. During the three months ended March 31, 2019, we invested in 14 new investments for a combined $29,730,870 and in existing investments for a combined $15,542,660. We also received $11,648,671 in repayments from investments during the three months ended March 31, 2019.

In addition, for the three months ended March 31, 2020, we had a change in unrealized depreciation of approximately $15,537,533 and realized losses of $3,776. For the three months ended March 31, 2019, we had a change in unrealized depreciation of approximately $343,522 and realized gains of $27,919.

Our investment activity for the three months ended March 31, 2020 and 2019, is presented below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Beginning investment portfolio, at fair value	$330,874,911	$264,662,881
Investments in new portfolio investments	25,224,701	29,730,870
Investments in existing portfolio investments	9,103,107	15,542,660
Principal repayments	(18,146,113)	(11,648,671)
Proceeds from investments sold	(5,743,556)	-
Change in premiums, discounts and amortization	93,473	62,751
Net change in unrealized depreciation on investments	(15,537,533)	(343,522)
Realized (loss) gain on investments	(3,776)	27,919
Ending portfolio investment activity, at fair value	$325,865,214	$298,034,888
Number of portfolio investments	196	153
Average investment amount, at cost	$1,751,275	$1,960,757
Percentage of investments at floating rates	99.40%	100.00%

As of March 31, 2019 and December 31, 2019, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2020 and through June 18, 2020, we invested $206,025 at cost in two portfolio companies.

On March 18, 2020, the Company delivered a capital drawdown notice to an investor relating to the sale of 1,095,290 shares of the Common Stock for an aggregate offering price of $10 million. The sale closed on April 3, 2020.

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

COVID-19 Developments

As the COVID-19 outbreak continues to evolve, we cannot reasonably predict its full impact on our business operations, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, the extent to which COVID-19 and/or other health pandemics may continue to negatively affect our operating results and financial condition and the operating results and financial condition of our portfolio companies, or the duration of any potential business or supply-chain disruption for us, our Adviser and/or our portfolio companies, is uncertain.

We will continue to monitor the rapidly evolving developments relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health officials and may take additional actions based on their recommendations. In these circumstances, there may be developments beyond our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will have a material adverse impact on our future net asset value, net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies, and that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation. This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” section above.

Revenue

Total investment income for the three months ended March 31, 2020 and 2019 is presented in the table below.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total interest income from non-controlled/non-affiliated investments	$5,202,708	$4,870,004
Total other interest income	28,670	50,720
Total other income	14,740	17,810
Total investment income	$5,246,118	$4,938,534

Total investment income for the three months ended March 31, 2020 increased to $5,246,118 from $4,938,534 for the three months ended March 31, 2019, and was driven by our interest income from our increasing investment balance. As of March 31, 2020 and 2019, the size of our debt portfolio was $342,129,261 and $299,195,293 at amortized cost, respectively, with total debt principal amount outstanding of $343,927,162 and $300,491,292, respectively.

Expenses

Total expenses net of waivers for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Base management fee(a)	$880,852	$738,654
Incentive fee(a)	661,359	612,128
Administrative fee(a)	66,250	66,250
Directors' fees	52,500	52,500
Professional fees	97,942	154,681
Other expenses	48,385	104,601
Total expenses	1,807,288	1,728,814
Base management fee waivers(a)	(308,298)	(258,529)
Incentive fee waivers(a)	(563,778)	(489,291)
Total expenses, net of waivers	$935,212	$980,994

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended March 31, 2020 in comparison to the three months ended March 31, 2019 was driven by our increasing invested balance. For the three months ended March 31, 2020 and 2019, we accrued gross base management fees before waivers of $880,852 and $738,654, respectively. Offsetting those fees, we recognized base management fee waivers of $308,298 and $258,529 for three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, we accrued incentive fees related to net investment income before waivers of $661,359 and $612,128, respectively. Offsetting those fees, we recognized incentive fee waivers of $563,778 and $489,291, respectively. Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2020 and 2019. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2020 and 2019, we incurred professional fees of $97,942 and $154,681, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. We also incurred expenses related to fees paid to our independent directors of $52,500 for each of the three months ended March 31, 2020 and 2019.

Realized and Unrealized Gains and Losses

We recognized $(3,776) and $27,919 in net realized (losses) gains for the three months ended March 31, 2020 and 2019, respectively.

Net change in unrealized depreciation on investments for the three months ended March 31, 2020 and 2019 was as follows:

Type	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
First Lien Debt	$(14,333,735)	$54,772
Second Lien Debt	(1,173,867)	1,974
Equity and Preferred Shares	(29,931)	(400,268)
Net change in unrealized depreciation on investments	$(15,537,533)	$(343,522)

Net change in unrealized depreciation on investments during the three months ended March 31, 2020 was primarily due to the change in the results and financial position of the portfolio companies Net change in unrealized depreciation on investments during the three months ended March 31, 2019 was primarily due to a decrease in performance of our portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock (“Shares”), from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of March 31, 2020 and December 31, 2019, we had cash of $23,294,471 and $5,506,217, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $2,788,254. The primary operating activities during this period were investments in portfolio companies. This was offset by repayments of bank loans and sales of investments. Net cash used in operating activities for the three months ended March 31, 2019 was $28,747,093. The primary operating activity during this period was investment in portfolio companies. This was partially offset by repayments of bank loans.

As of March 31, 2020 and December 31, 2019, we had twelve and eighteen investments with unfunded commitments of $3,147,697 and $3,878,962, respectively. We believe that, as of March 31, 2020 and December 31, 2019, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Beginning investment portfolio	$330,874,911	$264,662,881
Investments in new portfolio investments	25,224,701	29,730,870
Investments in existing portfolio investments	9,103,107	15,542,660
Principal repayments	(18,146,113)	(11,648,671)
Proceeds from sales of investments	(5,743,556)	-
Net change in unrealized depreciation on investments	(15,537,533)	(343,522)
Net realized (loss) gain on investments	(3,776)	27,919
Net change in premiums, discounts and amortization	93,473	62,751
Investment Portfolio, at Fair Value	$325,865,214	$298,034,888

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2020 was $15,000,000 from issuances of 1,588,983 shares of Common Stock to our stockholders in connection with our capital calls during the period. Net cash provided by our financing activities for the three months ended March 31, 2019 was $20,000,000 from issuances of 2,114,165 shares of Common Stock to our stockholders in connection with our capital calls during the period.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. On March 20, 2020, the same investor made an additional capital commitment of $11,200,000. As of March 31, 2020, $21,200,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of March 31, 2020 and December 31, 2019, were 36,698,229 and 35,109,246, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We did not declare or pay distributions for the three months ended March 31, 2020 and 2019.

The determination of the tax attributes of our distributions is made annually at the end of our taxable year, based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Therefore,estimates made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. The actual tax characteristics of distributions to stockholders will be reported to stockholders subject to information reporting after the close of each calendar year on Form 1099-DIV.

Related Party Fees

For the three months ended March 31, 2020 and 2019, we recorded base management fees of $880,852 and $738,654, respectively. Offsetting these fees were waivers to the base management fees of $308,298 and $258,529, respectively, as set forth within the accompanying statements of operations.

For the three months ended March 31, 2020 and 2019, we recorded incentive fees of $661,359 and $612,128, respectively. Offsetting these waivers to the incentive fees of $563,778 and $489,291, respectively, as set forth within the accompanying statements of operations.

For each of the three months ended March 31, 2020 and 2019, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of March 31, 2020 and December 31, 2019 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2020	December 31, 2019
Net base management fee due to Adviser	$572,554	$569,600
Net incentive fee due to Adviser	97,581	118,536
Total fees due to Adviser, net of waivers	670,135	688,136
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$736,385	$754,386

(a) Expenses paid on behalf of the Company by the Adviser

Tender Offers

We do not currently intend to list shares of our Common Stock on any securities exchange, and we do not expect a public market for them to develop in the foreseeable future. Therefore, stockholders should not expect to be able to sell their shares of our Common Stock promptly or at a desired price. To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct an annual tender offer. Our tenders for the shares of Common Stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. We have not commenced any tender offers, and we do not currently intend to conduct any tender offers.

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

Valuation of Investments

We conduct the valuation of our investments, pursuant to which our net asset value is determined, at all times consistent with GAAP and the 1940 Act. Our Board of Directors, with the assistance of our Audit Committee,determines the fair value of our investments, for investments with a public market and for investments with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC 820. Our valuation procedures are set forth in more detail below.

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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the our Board of Directors, does not represent fair value, are each valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Inputs for these valuation techniques include relative credit information, observed market movement, industry sector information, and other market data, which may include benchmarking of comparable securities, issuer spreads, reported trades, and reference data, such as market research publications, when available. The process used to determine the applicable value is as follows: (i) each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs. Additionally, as a part of our valuation process, the Adviser may be assisted by one or more independent valuation firms engaged by us; (ii) preliminary valuation conclusions are documented and discussed with our senior management and members of the Adviser’s valuation team; (iii) the Audit Committee reviews the assessments of the Adviser or independent valuation firm (to the extent applicable) and provides our Board of Directors with recommendations with respect to the fair value of the investments in our portfolio; and (iv) Our Board of Directors discusses the valuation recommendations of the our Audit Committee and determines the fair value of the investments in our portfolio in good faith based on the input of the Adviser, the independent valuation firm (to the extent applicable) and in accordance with our valuation policy.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2020, we had twelve investments with unfunded commitments of $3,147,697. As of December 31, 2019, we had eighteen investments with unfunded commitments of $3,878,962. We believe that, as of March 31, 2020 and December 31, 2019, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates based on LIBOR or an equivalent risk-free index rate. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Stock and our rate of return on invested capital. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities held by us. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of March 31, 2020 and December 31, 2019, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

In addition, the COVID-19 pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, could result in a reduction of our gross investment income.

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(1,309,014)
Down 200 basis points	(1,309,014)
Down 100 basis points	(1,309,014)
Up 100 basis points	3,415,433
Up 200 basis points	6,786,705
Up 300 basis points	10,187,418

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in our internal controls over financial reporting specifically related to valuations in the context of an unprecedented and severe market dislocation, as described below. Our management has designed additional procedures, including via the use of independent valuation experts where applicable, to help us better achieve our disclosure objectives in future periods. We also note that, in the evaluation of our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. Based on the assessment, management concluded that the Company did not maintain effective controls over the application of fair value accounting with respect to the validation of fair value methodologies for certain of the Company’s investments. Specifically, the controls were not sufficiently designed to ensure the appropriateness of the fair value determinations reached for certain Level 3 debt holdings in the context of the current period of extreme market dislocation and volatility caused by the COVID-19 pandemic. As a result, our disclosure controls and procedures were ineffective in providing reasonable assurance that material valuation information about us was recorded and timely communicated to our management.

As described below, this deficiency in internal control over financial reporting did not result in a misstatement due to the proactive steps taken by our management. However, in the absence of such steps, it could have resulted in a misstatement to the valuations of one or more of our investments. In turn, such a misstatement could have resulted in a material misstatement to our interim financial statements as of March 31, 2020 that would not have been prevented or detected. Accordingly, management has determined that this control deficiency constituted a “material weakness” (which is generally defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not have been prevented or detected on a timely basis”).

This material weakness was brought to the attention of management prior to the issuance of any financial statements covering the period during which the material weakness existed (i.e., the period covered by this Quarterly Report on Form 10-Q). Based on a number of factors, including the timely discovery and expected short duration of the material weakness as being directly tied to the current period of extreme market dislocation and volatility caused by COVID-19, and our performance of the remedial procedures performed, our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. Further, based upon our investigation and analysis of the identified weakness, our management has concluded that such material weakness did not affect any financial statements issued for any period prior to the reporting period covered by this Quarterly Report on Form 10-Q.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plan

Management plans to implement steps to remediate the material weakness described above related to our valuation process. For example, during periods determined by management, such as a period of severe market dislocation and volatility, management would determine whether to utilize one or more independent valuation experts as part of its valuation process for Level 3 debt holdings. Management also plans to undertake additional review procedures, which may include designating a member of the Valuation Committee to monitor and report to the Valuation Committee to ensure that, particularly during any period of market dislocation and volatility, fair values for all Level 3 debt holdings are validated through one or more other valuation techniques or processes that are acceptable under ASC 820 (which may include the use of independent valuation experts).

Changes in Internal Control Over Financial Reporting

Except as specified above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report for the year ended December 31, 2019 filed with the SEC on March 17, 2020.

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

Global capital markets could enter a period of severe disruption and instability due to future recessions, political instability, geopolitical turmoil and foreign hostilities, disease pandemics and other serious health events. These market disruptions have historically had and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially adverse impact on our business and financial condition.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets and valuation impacts. Such disruptions are adversely affecting our business, and future market disruptions and/or illiquidity could continue to impact us negatively. These events have limited, and could continue to limit, our investment opportunities, may limit our ability to grow and could negatively impact our operating results and the fair values of our investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Please refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 11. Subsequent Events” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in this quarterly report and our current reports on Form 8-K filed on January 10, 2020 and April 3, 2020 for issuances of our Common Stock during the quarter ended March 31, 2020 and during the period subsequent to March 31, 2020 and through June 18, 2020. Such issuances were made pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM	4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM	5. OTHER INFORMATION

Due to the outbreak of the COVID-19 pandemic, and the resulting local, state and federal government responses, the Company availed itself of an extension to file its Quarterly Report originally due on May 15, 2020 by filing a Current Report on Form 8-K with the SEC. In taking such action, the Company relied on the order issued by the SEC on March 25, 2020 (which extended and superseded a prior order issued on March 4, 2020), pursuant to Section 36 of the Exchange Act (Release No. 34-88465) (the “COVID-19 Filing Extension Order”), regarding exemptions granted to certain public companies. The COVID-19 Filing Extension Order allows a registrant up to an additional 45 days after the original due date to file certain required reports with the SEC, if the registrant’s ability to file such reports timely was affected due to COVID-19.

Due to the unprecedented conditions surrounding the spread of COVID-19 throughout the United States, and the significant market disruptions that have resulted from such spread, the Company undertook additional review of the fair value of its portfolio with the assistance of third-party independent valuation firms. Given the time taken for this additional review of the Company’s portfolio investments, the Company’s preparation of the Quarterly Report originally due on May 15, 2020 was disrupted. As such, the Company relied on the COVID-19 Filing Extension Order and made use of the 45-day grace period provided by the COVID-19 Filing Extension Order to delay the filing of that Quarterly Report.

ITEM	6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

10.1*	Subscription Agreement, dated as of March 20, 2020, by and between the Company and Mercer Audax Credit Feeder Fund LP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

________________________________

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: June 18, 2020	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: June 18, 2020	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

