Form 10-Q
period 2020-06-30
Audax Credit BDC Inc.
filed 2020-08-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant had 38,343,577 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2020.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

June 30, 2020 and December 31, 2019

(Expressed in U.S. Dollars)

	June 30, 2020
	(unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $342,780,598 and $332,722,006, respectively)	$327,764,913	$330,874,911
Cash and cash equivalents	15,722,499	5,506,217
Interest receivable	974,912	942,329
Receivable from investments sold	-	1,993,379
Receivable from bank loan repayment	9,984	80,161
Other assets	98,529	-

Total assets	$344,570,837	$339,396,997

Liabilities
Accrued expenses and other liabilities	$322,172	$297,938
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	683,370	688,136
Payable for investments purchased	-	6,945,000

Total liabilities	$1,071,792	$7,997,324
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 37,793,522 and 35,109,246 shares issued and outstanding, respectively	$37,793	$35,110
Capital in excess of par value	359,092,751	334,095,408
Total distributable earnings	(15,631,499)	(2,730,845)
Total Net Assets	$343,499,045	$331,399,673

Net Asset Value per Share of Common Stock at End of Period	$9.09	$9.44

Shares Outstanding	37,793,522	35,109,246

(a) Refer to Note 4-Related Party Transactions for additional information.

(b) Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment Income
Interest income
Non-Control/Non-Affiliate	$4,961,112	$5,216,545	$10,163,820	$10,086,548
Other	1,325	42,795	29,995	93,515
Total interest income	4,962,437	5,259,340	10,193,815	10,180,063
Other income
Non-Control/Non-Affiliate	124,633	15,340	139,373	33,150
Total income	5,087,070	5,274,680	10,333,188	10,213,213

Expenses
Base management fee(a)	$942,530	$808,440	$1,823,382	$1,547,094
Incentive fee(a)	623,599	647,108	1,284,958	1,259,236
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	52,500	52,500	105,000	105,000
Professional fees	139,116	233,450	237,058	388,131
Other expenses	59,805	83,452	108,190	188,053
Expenses before waivers from investment adviser and administrator	1,883,800	1,891,200	3,691,088	3,620,014
Base management fee waivers(a)	(329,886)	(282,954)	(638,184)	(541,483)
Incentive fee waivers(a)	(552,873)	(521,159)	(1,116,651)	(1,010,450)
Total expenses, net of waivers	1,001,041	1,087,087	1,936,253	2,068,081
Net Investment Income	4,086,029	4,187,593	8,396,935	8,145,132

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	384	73,812	(3,392)	101,731
Net change in unrealized appreciation (depreciation) on investments	2,368,943	(318,214)	(13,168,590)	(661,736)
Net realized and unrealized loss on investments	2,369,327	(244,402)	(13,171,982)	(560,005)

Net Increase (Decrease) in Net Assets Resulting from Operations	$6,455,356	$3,943,191	$(4,775,047)	$7,585,127

Basic and Diluted per Share of Common Stock:
Net investment income	$0.11	$0.13	$0.23	$0.26
Net increase (decrease) in net assets resulting from operations	$0.17	$0.12	$(0.13)	$0.24

Weighted average shares of common stock outstanding basic diluted	37,769,447	31,880,752	37,155,262	31,019,614

(a) Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operations
Net investment income	$8,396,935	$8,145,132
Net realized (loss) gain on investments	(3,392)	101,731
Net change in unrealized depreciation on investments	(13,168,590)	(661,736)
Net (decrease) increase in net assets resulting from operations	(4,775,047)	7,585,127

Distributions:
Distributions to common stockholders	(8,125,607)	(8,246,864)
Return of capital to common stockholders	-	(60,025)
Total distributions	(8,125,607)	(8,306,889)

Capital Share Transactions:
Issuance of common stock	25,000,000	35,000,000
Reinvestment of common stock	26	30
Net increase in net assets from capital share transactions	25,000,026	35,000,030

Net Increase in Net Assets	12,099,372	34,278,268

Net Assets, Beginning of Period	331,399,673	267,423,235

Net Assets, End of Period	$343,499,045	$301,701,503

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(4,775,047)	$7,585,127
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
Net realized loss (gain) on investments	3,392	(101,733)
Net change in unrealized depreciation on investments	13,168,590	661,736
Accretion of original issue discount interest and payment-in-kind interest	(216,568)	(135,319)
Decrease in receivable from investments sold	1,993,379	-
Increase in interest receivable	(32,583)	(269,162)
Decrease in receivable from bank loan repayment	70,177	679
Increase in other assets	(98,529)	(90,000)
Increase (decrease) in accrued expenses and other liabilities	24,234	(182,307)
(Decrease) increase in fees due to investment advisor(a)	(4,766)	115,520
Decrease in payable for investments purchased	(6,945,000)	(1,154,706)
Investment activity:
Investments purchased	(36,506,991)	(75,349,578)
Proceeds from investments sold	5,743,556	1,951,362
Repayment of bank loans	20,918,019	29,011,639
Total investment activity	(9,845,416)	(44,386,577)

Net cash used in operating activities	(6,658,137)	(37,956,742)

Cash flows from financing activities:
Issuance of shares of common stock	25,000,000	35,000,000
Distributions paid to common stockholders	(8,125,581)	(8,306,859)

Net cash provided by financing activities	16,874,419	26,693,141

Net increase (decrease) in cash and cash equivalents	10,216,282	(11,263,601)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	5,506,217	17,715,145

Cash and cash equivalents, end of period	$15,722,499	$6,451,544

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$26	$30
Payment-in-kind ("PIK") interest income	$35,921	$32,822

(a)        Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of June 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (95.2%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/25(i)	$4,215,792	$4,344,174	$4,068,238
Advarra, Senior Secured Initial Term Loan (First Lien), 4.55% (Libor + 4.25%), maturity 7/9/26	3,919,680	3,882,232	3,826,429
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/1/24	3,939,086	3,923,830	3,816,501
Young, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/7/24	3,814,497	3,805,012	3,677,174
Specialty Care, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 9/1/23	3,325,899	3,329,021	3,238,659
Veritext, Senior Secured Initial Term Loan (First Lien), 3.80% (Libor + 3.50%), maturity 8/1/25	3,169,448	3,155,109	3,070,815
Zest Dental, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/14/25	3,247,592	3,266,486	2,870,871
Confluent Health, Senior Secured Initial Term Loan, 5.30% (Libor + 5.00%), maturity 6/24/26	2,970,000	2,944,579	2,870,327
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 8/18/23	2,892,017	2,873,776	2,780,848
Waystar, Senior Secured Term Loan B, 4.30% (Libor + 4.00%), maturity 10/22/26(i)	2,493,750	2,483,602	2,468,813
PharMedQuest, Senior Secured Initial Term Loan, 6.25% (Libor + 5.25%), maturity 10/31/24	2,487,500	2,456,918	2,422,253
MedRisk, Senior Secured Initial Term Loan (First Lien), 3.05% (Libor + 2.75%), maturity 12/27/24	2,437,500	2,442,258	2,379,512
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 9/23/24	2,433,767	2,415,621	2,363,991
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/1/24	2,316,088	2,306,383	2,260,988
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.80% (Libor + 3.50%), maturity 7/10/25	2,317,990	2,324,968	2,251,533
MedRisk, Senior Secured Initial Loan (Second Lien), 7.05% (Libor + 6.75%), maturity 12/29/25	2,100,000	2,076,795	2,050,041
Zelis RedCard, Senior Secured Initial Term Loan, 5.05% (Libor + 4.75%), maturity 9/30/26(i)	1,990,000	1,974,819	1,964,997
Press Ganey, Senior Secured Initial Term Loan (First Lien), 3.80% (Libor + 3.50%), maturity 7/24/26(i)	1,985,000	1,978,295	1,934,081
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 12/22/25	1,970,000	1,955,277	1,889,466
CareCentrix, Senior Secured Initial Term Loan, 4.80% (Libor + 4.50%), maturity 4/3/25(i)	1,887,500	1,880,587	1,687,899
Alpaca, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 4/19/24	1,665,714	1,643,582	1,609,813
Upstream Rehabilitation, Senior Secured Term Loan, 4.80% (Libor + 4.50%), maturity 11/20/26	1,496,250	1,494,062	1,444,210
CPS, Unitranche, 6.50% (Libor + 5.50%), maturity 2/28/25	1,485,054	1,466,877	1,431,592
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24	1,476,599	1,470,002	1,430,647
Ensemble, Senior Secured Closing Date Term Loan, 4.05% (Libor + 3.75%), maturity 8/3/26(i)	992,500	988,042	992,500
Athena, Senior Secured Term B Loan (First Lien), 4.80% (Libor + 4.50%), maturity 2/11/26(i)	992,469	983,375	969,453
Veritext, Senior Secured Initial Term Loan (Second Lien), 7.30% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,868	968,880
Packaging Coordinators, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 6/30/23	979,592	984,493	951,507
Dermatologists of Central States, Senior Secured Term Loan, 7.50% (Libor + 6.50%), maturity 4/20/22	972,344	972,344	938,526
Alcami, Senior Secured Initial Term Loan (First Lien), 4.55% (Libor + 4.25%), maturity 7/14/25	982,500	978,726	935,144
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.50% (Libor + 5.50%), maturity 5/9/25	982,500	971,432	927,952
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/10/23(i)	917,245	921,451	857,624
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 9.25% (Libor + 8.25%), maturity 9/1/24	850,000	843,914	829,779
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 2/6/25	436,126	435,287	422,554
Injured Workers Pharmacy, Senior Secured Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 7/22/20(i)	375,681	379,005	375,681
Alpaca, Senior Secured Revolver, 5.50% (Libor + 4.50%), maturity 4/19/24	258,852	254,969	250,165
Advarra, Senior Secured Initial Revolving Loan (First Lien), 4.55% (Libor + 4.25%), maturity 7/9/26	-	(7,619)	-

High Tech Industries
Qlik, Senior Secured 2019 Incremental Term Loan, 5.25% (Libor + 4.25%), maturity 4/26/24(i)	3,960,000	3,937,219	3,945,150
Barracuda, Senior Secured 2019 Incremental Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 2/12/25(i)	3,433,703	3,445,545	3,370,046
Masergy, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,420,963	3,330,274
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 6.55% (Libor + 6.25%), maturity 8/16/24	3,404,363	3,382,210	3,298,419
Jaggaer, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/14/26(i)	3,138,534	3,133,758	3,061,322
Infogroup, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 4/3/23	2,904,925	2,883,805	2,821,641
McAfee, Senior Secured Term B USD Loan, 4.05% (Libor + 3.75%), maturity 9/30/24(i)	2,849,928	2,860,058	2,801,449
Idera, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 6/28/24	2,632,524	2,630,694	2,569,896
EverCommerce, Senior Secured Initial Term Loan, 5.80% (Libor + 5.50%), maturity 8/23/25	2,596,070	2,549,994	2,527,975
ECi Software Solutions, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 9/27/24(i)	2,450,978	2,441,163	2,418,363
QuickBase, Senior Secured Term Loan (First Lien), 4.30% (Libor + 4.00%), maturity 4/2/26	1,980,000	1,971,503	1,918,382
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 3.80% (Libor + 3.50%), maturity 3/5/27(i)(q)	2,000,000	1,878,750	1,933,619
Flexera Software, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 2/26/25(i)	1,955,000	1,960,759	1,915,979
Corsair, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 8/28/24	1,966,242	1,952,904	1,914,668
Intermedia , Senior Secured New Term Loan (First Lien), 7.00% (Libor + 6.00%), maturity 7/21/25	1,970,000	1,957,371	1,913,520
GlobalLogic, Senior Secured Initial Term Loan, 3.05% (Libor + 2.75%), maturity 8/1/25(i)	1,724,063	1,716,163	1,663,181
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.30% (Libor + 4.00%), maturity 4/18/25	1,715,000	1,724,186	1,657,445
Liaison, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 12/20/26	1,492,500	1,488,750	1,453,352
OEConnection, Senior Secured Initial Term Loan, 5.00% (Libor + 4.00%), maturity 9/25/26	1,488,750	1,482,131	1,446,068
Navex Global, Senior Secured Initial Term Loan (First Lien), 3.55% (Libor + 3.25%), maturity 9/5/25(i)	1,473,750	1,460,732	1,434,420
Ultimate Software , Senior Secured Initial Term Loan (First Lien), 4.05% (Libor + 3.75%), maturity 5/4/26(i)	1,075,208	1,077,046	1,071,176
Unison, Senior Secured 2020 Term Loan, 8.00% (Libor + 7.00%), maturity 6/25/26(i)(j)	1,000,000	975,000	975,000
Insurity, Senior Secured Closing Date Term Loan (First Lien), 4.30% (Libor + 4.00%), maturity 7/31/26	995,000	990,542	968,901

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

High Tech Industries (continued)
LANDesk, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 1/20/24(i)	$973,876	$965,948	$954,399
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 12/2/22	830,009	826,616	801,141
Sparta, Senior Secured New Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 8/21/24	791,973	792,375	748,002
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 13.25% (Libor + 12.25%), maturity 1/20/22(m)	1,000,000	996,457	650,000
Idera, Senior Secured Loan (Second Lien), 10.00% (Libor + 9.00%), maturity 6/28/27	500,000	505,000	488,105
HelpSystems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/19/26	498,750	497,500	485,668
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 4.00%), maturity 10/16/26(i)	498,750	470,000	486,828
McAfee, Senior Secured Initial Loan (Second Lien), 9.50% (Libor + 8.50%), maturity 9/29/25(i)	500,000	492,500	502,956
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 12/15/23	482,408	481,070	468,578
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 4.75% (Libor + 3.75%), maturity 2/9/23(i)	399,855	399,248	389,963

Services: Business
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/23/25	3,970,000	3,936,667	3,865,867
RevSpring, Senior Secured Initial Term Loan (First Lien), 4.55% (Libor + 4.25%), maturity 10/11/25	3,940,000	3,936,001	3,817,387
Addison, Senior Secured Initial Term Loan, 5.05% (Libor + 4.75%), maturity 4/15/26	2,970,000	2,920,689	2,884,850
Fleetwash, Senior Secured Incremental Term Loan, 5.75% (Libor + 4.75%), maturity 10/1/24	2,947,725	2,925,510	2,855,992
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/31/24	2,922,063	2,912,851	2,823,998
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 4.05% (Libor + 3.75%), maturity 2/2/26(i)	2,967,575	2,958,760	2,599,642
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/9/27(i)	2,500,000	2,475,000	2,487,500
Allied Universal, Senior Secured Initial Term Loan, 4.55% (Libor + 4.25%), maturity 7/10/26(i)	2,478,577	2,460,808	2,426,175
HireRight, Senior Secured Initial Term Loan (Second Lien), 7.55% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,481,051	2,422,200
Newport Group, Senior Secured Initial Term Loan (First Lien), 3.80% (Libor + 3.50%), maturity 9/12/25	2,458,719	2,446,824	2,394,226
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/10/25	2,452,455	2,447,096	2,394,112
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 6/19/24	2,381,940	2,381,940	2,313,650
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 4.05% (Libor + 3.75%), maturity 2/9/26(i)	2,468,750	2,471,910	2,283,271
Eliassen Group, Senior Secured Initial Term B Loan, 4.80% (Libor + 4.50%), maturity 11/5/24	1,489,371	1,483,537	1,446,671
OSG Billing Services, Senior Secured Term B Loan (First Lien), 5.50% (Libor + 4.50%), maturity 3/27/24	1,466,891	1,462,724	1,415,873
DBi Services, Senior Secured Term B Loan (Second Lien), 8.00% (Libor + 9.00%), maturity 2/2/26	1,268,604	1,268,604	1,268,604
WCG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/8/27(i)	1,000,000	990,000	979,767
Diversified, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/23/23	987,538	981,799	959,225
First Advantage, Senior Secured Term Facility (First Lien), 4.50% (Libor + 3.50%), maturity 1/31/27(i)	1,000,000	995,000	938,631
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.30% (Libor + 4.00%), maturity 8/14/26	992,500	990,121	908,138
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.30% (Libor + 4.00%), maturity 6/3/26	496,241	492,624	482,013

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/15/25(i)	3,940,000	3,881,267	3,861,200
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/30/24	3,410,112	3,398,302	3,237,424
DuBois Chemicals, Senior Secured Term Loan (Second Lien), 8.80% (Libor + 8.50%), maturity 9/30/27	3,000,000	2,966,037	2,906,640
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 10/4/21	2,796,460	2,792,694	2,620,731
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 1/31/25(i)	2,668,575	2,677,060	2,361,952
Unifrax, Senior Secured USD Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 12/12/25(i)	2,463,734	2,443,131	2,099,671
Boyd Corp, Senior Secured Initial Loan (Second Lien), 7.05% (Libor + 6.75%), maturity 9/6/26	2,000,000	2,002,087	1,930,440
Q Holding, Senior Secured Term B Loan (2019), 6.00% (Libor + 5.00%), maturity 12/29/23	1,985,000	1,976,564	1,913,540
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.80% (Libor + 4.50%), maturity 9/30/26	1,804,471	1,763,762	1,743,913
Zep, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/12/24	1,946,219	1,944,439	1,751,597
Spartech, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/17/25	995,000	980,936	968,901
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 10/28/24(i)	982,368	967,013	853,162
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/31/25(i)	977,500	973,923	846,225

Services: Consumer
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 6/3/24	5,396,449	5,380,824	4,284,781
A Place For Mom, Senior Secured Term Loan, 4.75% (Libor + 3.75%), maturity 8/10/24	2,652,506	2,651,953	2,531,127
Weld North, Senior Secured Initial Term Loan, 4.55% (Libor + 4.25%), maturity 2/15/25(i)	2,451,137	2,430,902	2,426,625
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 4.80% (Libor + 4.50%), maturity 12/18/25	2,462,500	2,360,487	2,391,900
Smart Start, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 2/21/22	2,405,195	2,405,195	2,342,107
Valet Living, Senior Secured Initial Term Loan, 4.05% (Libor + 3.75%), maturity 9/28/25	1,973,674	1,969,813	1,921,905
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 5/14/26(i)	2,079,500	2,075,091	1,890,728
LegalShield, Senior Secured Initial Term Loan (First Lien), 3.55% (Libor + 3.25%), maturity 5/1/25(i)	1,927,000	1,915,235	1,864,373
Ned Stevens, Senior Secured Term A Loan, 6.75% (Libor + 5.75%), maturity 9/30/25	1,535,229	1,510,962	1,487,452
Spring Education, Senior Secured Initial Term Loan (First Lien), 4.55% (Libor + 4.25%), maturity 7/30/25	982,500	980,613	954,332
Valet Living, Senior Secured Initial Term Loan, 6.75% (Libor + 5.75%), maturity 9/28/25(i)	500,000	495,000	495,000
LegalShield, Senior Secured Initial Term Loan (Second Lien), 7.80% (Libor + 7.50%), maturity 5/1/26	500,000	500,000	485,665
StubHub, Senior Secured USD Term B Loan, 3.80% (Libor + 3.50%), maturity 2/12/27(i)	497,500	495,000	437,230
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25	-	(2,614)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Aerospace & Defense
CPI International, Senior Secured TL, 5.75% (Libor + 4.75%), maturity 7/26/24	$5,301,835	$5,248,817	$5,149,831
StandardAero, Senior Secured 2020 Term B-1 Loan, 3.80% (Libor + 3.50%), maturity 4/6/26(i)	3,550,096	3,539,519	3,102,756
Whitcraft, Unitranche, 7.00% (Libor + 6.00%), maturity 4/3/23	1,992,479	1,982,479	1,930,473
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 4/30/26	2,000,000	2,008,964	1,928,000
StandardAero, Senior Secured 2020 Term B-2 Loan, 3.80% (Libor + 3.50%), maturity 4/6/26(i)	1,908,654	1,902,967	1,668,149
Tronair, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 9/8/23	1,448,611	1,443,186	1,378,788
Amentum, Senior Secured Initial Term Loan (First Lien), 4.30% (Libor + 4.00%), maturity 1/29/27(i)	1,000,000	967,500	988,009
API Technologies, Senior Secured Initial Term Loan (First Lien), 4.55% (Libor + 4.25%), maturity 5/9/26	994,975	964,975	956,728
Eton, Senior Secured Initial Term Loan (First Lien), 4.80% (Libor + 4.50%), maturity 5/1/25(i)	497,462	497,462	488,497
Eton, Senior Secured Initial Term Loan (Second Lien), 8.30% (Libor + 8.00%), maturity 5/1/26	500,000	495,000	484,440
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 4/30/25	495,127	492,774	477,907
Novaria Group, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 1/27/27	481,818	476,818	466,824

Banking, Finance, Insurance & Real Estate
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 4/30/23	2,500,000	2,506,250	2,440,525
Kestra Financial, Senior Secured Initial Term Loan, 4.55% (Libor + 4.25%), maturity 6/3/26	1,985,000	1,967,691	1,932,933
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%), maturity 10/31/22	1,973,502	1,945,385	1,916,922
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 9/6/24	1,462,500	1,460,291	1,411,634
Advisor Group, Senior Secured Initial Term B Loan, 5.30% (Libor + 5.00%), maturity 7/31/26(i)	1,492,500	1,478,544	1,404,421
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.30% (Libor + 4.00%), maturity 3/18/27	1,329,545	1,326,222	1,284,926
Aperio, Senior Secured Initial Commitment, 5.30% (Libor + 5.00%), maturity 10/25/24	933,889	930,021	911,672
Sedgwick Claims, Senior Secured Initial Term Loan, 3.55% (Libor + 3.25%), maturity 12/31/25(i)	497,475	496,850	474,911

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 4.05% (Libor + 3.75%), maturity 9/30/24(i)	2,431,250	2,431,250	2,088,313
BAS, Senior Secured Repricing Term Loan, 4.75% (Libor + 3.75%), maturity 5/21/24	1,959,512	1,961,434	1,908,114
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/1/25(i)	1,500,000	1,477,500	1,437,896
Edward Don, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/2/25	1,471,281	1,465,982	1,400,366
Cole-Parmer, Senior Secured Closing Date Term Loan (First Lien), 4.55% (Libor + 4.25%), maturity 11/4/26	997,500	993,274	966,458
Duravant, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/19/24	497,475	497,475	483,212
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/2/24(i)	491,184	494,618	482,525
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 6.80% (Libor + 6.50%), maturity 10/1/26	500,000	503,750	482,000
TriMark, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 8/28/24(i)	488,695	490,010	373,663

Construction & Building
Tangent, Senior Secured Closing Date Term Loan (First Lien), 5.05% (Libor + 4.75%), maturity 11/30/24	1,820,383	1,807,423	1,759,291
PlayPower, Senior Secured Initial Term Loan, 5.80% (Libor + 5.50%), maturity 5/8/26	1,896,764	1,896,764	1,729,849
PlayCore, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 9/29/25	1,500,000	1,467,188	1,447,830
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 6/3/24	1,467,272	1,456,630	1,418,030
PlayCore, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 9/30/24	971,915	970,219	938,112
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 7/29/22(i)	625,170	619,973	613,114
Hoffman Southwest, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 8/14/23	527,876	524,689	510,161
DiversiTech Corporation, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 6/2/25	500,000	488,750	484,440
Acuren, Senior Secured Initial Term Loan, 4.55% (Libor + 4.25%), maturity 1/23/27	498,750	496,250	483,229

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 11/20/23(i)	2,985,068	2,999,580	2,962,680
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.05% (Libor + 3.75%), maturity 7/18/26	2,422,500	2,413,456	2,364,869
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 4.30% (Libor + 4.00%), maturity 7/31/26(i)	995,000	992,811	973,083
Tank Holding, Senior Secured 2020 Refinancing Term Loan (First Lien), 3.80% (Libor + 3.50%), maturity 3/26/26(i)	992,500	988,691	941,131
Berlin Packaging, Senior Secured Initial Term Loan (First Lien), 3.00% (Libor + 3.00%), maturity 11/7/25(i)	497,462	475,019	478,652
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 7.00% (Libor + 6.00%), maturity 11/12/21	486,337	485,895	468,829
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 11/30/23(i)	484,858	484,858	466,337

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 7.00% (Libor + 6.00%), maturity 12/8/23	3,421,250	3,385,428	3,314,781
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23	2,212,521	2,200,118	1,991,269
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/11/23	1,906,766	1,896,793	1,819,512
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24(i)	982,385	988,271	845,300

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 3.55% (Libor + 3.25%), maturity 3/20/25(i)	3,917,710	3,904,276	3,672,853
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.25% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,621	1,757,178
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 2/3/25	975,849	953,692	945,481
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 7.05% (Libor + 6.75%), maturity 2/2/26	500,000	488,750	483,220
IXS, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 3/5/27(i)	498,718	493,718	469,713

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 10/12/24	3,614,314	3,610,311	3,488,608
Transplace, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 10/7/24	2,454,271	2,448,373	2,389,896
Capstone Logistics, Senior Secured Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 10/7/21(i)	1,161,707	1,161,868	1,150,090

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):
Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 3/20/25	$3,915,746	$3,916,177	$3,779,556
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/22	1,905,184	1,887,552	1,729,907
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	1,447,387	1,445,742	1,374,091

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/21/23(i)	2,912,188	2,901,708	2,424,397
Loparex, Senior Secured Initial Term Loan (First Lien), 4.80% (Libor + 4.50%), maturity 7/31/26	1,488,750	1,475,376	1,446,068
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.50% (Libor + 9.50%), maturity 11/21/24	1,250,000	1,250,000	1,201,950

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%), maturity 12/20/24	1,940,398	1,929,827	1,649,339
Northstar, Senior Secured Term Loan, 7.25% (Libor + 6.25%), maturity 6/7/22	1,424,055	1,424,055	1,379,739
Vestcom International, Senior Secured L/C Collaterilized, 5.00% (Libor + 4.00%), maturity 12/19/23	783,750	786,245	757,447
Imagine! Print Solutions, Senior Secured Term B-1 Loan (First Lien), 5.75% (Libor + 4.75%), maturity 6/21/22	1,451,250	1,445,269	435,375

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 5.75% (Libor + 4.75%), maturity 11/20/25	1,970,000	1,953,963	1,908,694
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 4.75% (Libor + 3.75%), maturity 8/25/25	1,965,000	1,958,117	1,903,849

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 4.75% (Libor + 3.75%), maturity 6/30/23(i)	2,297,675	2,294,918	2,194,280

Retail
Grocery Outlet, Senior Secured 2020 Term Loan (First Lien), 3.05% (Libor + 2.75%), maturity 10/22/25(i)	1,269,483	1,267,299	1,250,441

Hotel, Gaming & Leisure
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	1,119,231	1,111,922	1,007,308

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22	992,738	989,866	954,577

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.55% (Libor + 4.25%), maturity 8/31/26(i)	583,320	577,854	534,149

Total Bank Loans		$341,660,017	$326,911,360

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.2%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$576,385
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $237,077)(f)(j)(m)(n)(o)		261,438	237,077

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $40,091)(f)(j)(m)(o)(p)		58,608	40,091

Total Equity and Preferred Shares		$1,120,581	$853,553

Total Portfolio Investments(r)		$342,780,598	$327,764,913

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.

(g)	Percentages are calculated using fair value of investments over net assets.

(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(r)	At June 30, 2020, the cost of investments for income tax purposes was $342,780,598 the gross unrealized depreciation for federal tax purposes was $15,188,515, the gross unrealized appreciation for federal income tax purposes was $172,830, and the net unrealized depreciation was $15,015,685.

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

As of December 31, 2019 (Continued)

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

Audax Credit BDC Inc.

Schedule of Investments (Continued)

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
(i) Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy.Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j) Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k) Represents an investment owned by APD Dbi Preferred,Inc., a holding company for the investment in DBi.
(l) Represents an investment owned by APD Dbi Common,Inc., a holding company for the investment in DBi.
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

June 30, 2020

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at June 30, 2020 and December 31, 2019. At such dates, cash was not subject to any restrictions on withdrawal.

Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses initially incurred by the Adviser, may be reimbursed by the Company.

Investment Valuation Policy

The Company conducts the valuation of the Company’s investments, pursuant to which the Company’s net asset value is determined, at all times consistent with GAAP and the 1940 Act. The Company’s Board of Directors (the “Board of Directors”), with the assistance of the Company’s Audit Committee (the “Audit Committee”), determines the fair value of the Company’s investments, for investments with a public market and for investments with no readily available public market, on at least a quarterly basis, in accordance with the terms of ASC Topic 820, “Fair Value Measurement,” (“ASC 820”). The Company’s valuation procedures are set forth in more detail below.

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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Board of Directors, does not represent fair value, are each valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Inputs for these valuation techniques include relative credit information, observed market movement, industry sector information, and other market data, which may include benchmarking of comparable securities, issuer spreads, reported trades, and reference data, such as market research publications, when available. The process used to determine the applicable value is as follows:

(i) Each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs. Additionally, as a part of the Company’s valuation process, the Adviser may employ the services of one or more independent valuation firms engaged by the Company;

(ii) Preliminary valuation conclusions are documented and discussed with the Company’s senior management and members of the Adviser’s valuation team;

(iii) The Audit Committee reviews the assessments of the Adviser or independent valuation firm (to the extent applicable) and provides the Board of Directors with recommendations with respect to the fair value of the investments in the Company’s portfolio; and

(iv) The Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of the investments in the Company’s portfolio in good faith based on the input of the Adviser, the independent valuation firm (to the extent applicable) and in accordance with the Company’s valuation policy.

The Audit Committee’s recommendation of fair value is generally based on its assessment of the following factors, as relevant:

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

The Board of Directors is responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2020, the Company had one investment on non-accrual which totaled 0.29% and 0.20% of its total portfolio at cost and fair market value, respectively. The Company did not have any investments on non-accrual as of December 31, 2019.

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

As of June 30, 2020, the Company held 179 investments in loans with OID. The Company accrued OID income of $93,473 and $180,647 for the three and six months ended June 30, 2020, respectively. The unamortized balance of OID on debt investments as of June 30, 2020, totaled $1,734,689. As of December 31, 2019, the Company held 162 investments in loans with OID. The Company accrued OID income of $72,568 and $102,497 for the three and six months ended June 30, 2019, respectively. The unamortized balance of OID investments as of December 31, 2019, totaled $1,733,632.

As of June 30, 2020, the Company held two investments which had a PIK interest component. The Company recorded $35,921 of PIK interest income for three and six months ended June 30, 2020, respectively. As of June 30, 2019, the Company held one investment which had a PIK interest component. The Company recorded $32,822 of PIK interest income for three and six months ended June 30, 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company held $15,722,499 and $5,506,217 cash and cash equivalents, respectively. For the three and six months ended June 30, 2020, the Company earned $1,325 and $29,995, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and six months ended June 30, 2019, the Company earned $42,795 and $93,515, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

Other Income Recognition

The Company generally records prepayment fees and amendment fees upon receipt of cash or as soon as the Company becomes aware of the prepayment or amendment.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees, amendment fees and dividend income are accrued in other income in the accompanying statements of operations.

For the three and six months ended June 30, 2020, the Company accrued $124,633 and $139,373 of other income, respectively, related to amendment fees. For the three and six months ended June 30, 2019, the Company accrued $15,340 and $33,150 of other income, respectively, related to amendment and documentation fees.

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

As of June 30, 2020, $225,185,264 of the Company’s investments were valued using unobservable inputs, and $102,579,649 were valued using observable inputs. During the six months ended June 30, 2020, $15,459,994 transferred into Level 3 due to a decrease in observable prices in the market and $33,853,439 out of Level 3 due to price transparency.

As of December 31, 2019, $249,452,590 of the Company’s investments were valued using unobservable inputs, and $81,422,321 were valued using observable inputs. During the six months ended June 30, 2019, $44,029,798 transferred into Level 3 due to a decrease in observable prices in the market and $31,502,321 out of Level 3 due to price transparency.

The following table presents the Company’s investments carried at fair value as of June 30, 2020 and December 31, 2019, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$100,638,797	$196,291,500	$296,930,297
Second lien debt	-	1,940,852	28,040,211	29,981,063
Equity and Preferred Shares	-	-	853,553	853,553
Total	$-	$102,579,649	$225,185,264	$327,764,913

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$81,422,321	$227,392,535	$308,814,856
Second lien debt	-	-	21,340,798	21,340,798
Equity and Preferred Shares	-	-	719,257	719,257
Total	$-	$81,422,321	$249,452,590	$330,874,911

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2020. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of June 30, 2020
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$177,933,066	Matrix Pricing	Senior Leverage	3.12x - 8.89x	5.06x
			Total Leverage	3.12x - 9.72x	6.17x
			Interest Coverage	0.93x - 5.40x	2.22x
			Debt Service Coverage	0.85x - 4.43x	1.87x
			TEV Coverage	0.90x - 5.44x	2.20x
			Liquidity	15.04% - 218.23%	129.25%
			Spread Comparison	275bps - 650bps	442bps
			Market Yield Discount	2.38%	2.38%

	18,358,434	Market Analysis	Senior Leverage	4.86x - 21.07x	6.63x
			Total Leverage	4.86x - 25.51x	8.13x
			Interest Coverage	0.36x - 2.67x	1.68x
			Debt Service Coverage	0.32x - 2.14x	1.33x
			TEV Coverage	0.31x - 2.06x	1.53x
			Liquidity	41.60% - 200.13%	122.12%
			Spread Comparison	350bps - 650bps	445bps

Second lien debt	26,121,607	Matrix Pricing	Senior Leverage	4.51x - 7.11x	5.74x
			Total Leverage	4.60x - 7.11x	5.83x
			Interest Coverage	1.38x - 3.21x	2.21x
			Debt Service Coverage	1.20x - 2.86x	1.91x
			TEV Coverage	1.07x - 2.61x	1.91x
			Liquidity	79.62% - 347.60%	155.72%
			Spread Comparison	650bps - 950bps	765bps
			Market Yield Discount	2.38%	2.38%

Total	$222,413,107

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $2,772,157 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2019. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of December 31, 2019
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$224,772,281	Matrix Pricing	Senior Leverage	2.33x - 7.55x	4.89x
			Total Leverage	3.10x - 9.79x	6.07x
			Interest Coverage	1.14x - 4.80x	2.10x
			Debt Service Coverage	0.93x - 3.68x	1.76x
			TEV Coverage	1.27x - 5.70x	2.42x
			Liquidity	5.75% - 587.90%	141.43%
			Spread Comparison	275bps - 650bps	435bps

Second lien debt	20,071,929	Matrix Pricing	Senior Leverage	4.60x - 7.06x	5.87x
			Total Leverage	4.60x - 7.06x	5.88x
			Interest Coverage	1.54x - 3.21x	2.17x
			Debt Service Coverage	1.38x - 2.86x	1.89x
			TEV Coverage	1.52x - 2.44x	1.98x
			Liquidity	52.00% - 347.60%	149.91%
			Spread Comparison	675bps - 1025bps	764bps

Total	$244,844,210

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the six months ended June 30, 2020 and 2019 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Six Months Ended June 30, 2020	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590
Transfers into Level 3	15,459,994	-	-	15,459,994
Transfers out of Level 3	(33,853,439)	-	-	(33,853,439)
Total gains:
Net realized loss(a)	(206,472)	-	-	(206,472)
Net unrealized depreciation(b)	(7,200,104)	(1,020,874)	134,296	(8,086,682)
New investments, repayments and settlements:(c)
Purchases	13,610,048	7,709,688	-	21,319,736
Settlements/repayments	(16,227,619)	-	-	(16,227,619)
Net amortization of premiums, PIK, discounts and fees	164,241	10,599	-	174,840
Sales	(2,847,684)	-	-	(2,847,684)
Fair Value as of June 30, 2020	$196,291,500	$28,040,211	$853,553	$225,185,264

(a)	Included in net realized loss on the accompanying Statement of Operations for the six months ended June 30, 2020.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2020.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Six Months Ended June 30, 2019	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2018	$124,975,467	$17,044,607	$-	$142,020,074
Transfers into Level 3	42,526,048	1,503,750	-	44,029,798
Transfers out of Level 3	(30,410,571)	(1,091,750)	-	(31,502,321)
Total gains:
Net realized gain(a)	68,003	5,476	-	73,479
Net unrealized depreciation(b)	(23,300)	8,688	(400,268)	(414,880)
New investments, repayments and settlements:(c)
Purchases	11,947,299	1,209,731	800,535	13,957,565
Settlements/repayments	(12,004,057)	(1,000,000)	-	(13,004,057)
Net amortization of premiums, PIK, discounts and fees	91,810	4,908	-	96,718
Fair Value as of June 30, 2019	$137,170,699	$17,685,410	$400,267	$155,256,376

(a)	Included in net realized gain on the accompanying Statement of Operations for the six months ended June 30, 2019.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2019.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at June 30, 2020 and 2019 were $(8,084,718) and $(590,452), respectively.

Investment Activities

The Company held a total of 196 investments with an aggregate fair value of $327,764,913 as of June 30, 2020. During the six months ended June 30, 2020, the Company invested in 30 new investments for a combined $25,148,863 and in existing investments for a combined $11,358,128. The Company also received $20,918,019 in repayments from investments and $5,743,556 from investments sold during the six months ended June 30, 2020.

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

Investment Concentrations

As of June 30, 2020, the Company’s investment portfolio consisted of investments in 172 companies located in 34 states across 22 different industries, with an aggregate fair value of $327,764,913. The five largest investments at fair value as of June 30, 2020 totaled $21,313,867 or 6.50% of the Company’s total investment portfolio as of such date. As of June 30, 2020, the Company’s average investment by obligor was $1,748,881 at cost.

As of December 31, 2019, the Company’s investment portfolio consisted of investments in 164 companies located in 33 states across 22 different industries, with an aggregate fair value of $330,874,911. The five largest investments at fair value as of December 31, 2019 totaled $21,465,158 or 7.16% of the Company’s total investment portfolio as of such date. As of December 31, 2019, the Company’s average investment by obligor was $2,028,793 at cost.

The following table outlines the Company’s investments by security type as of June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019

		Percentage		Percentage		Percentage		Percentage
		of Total		of Total		of Total		of Total
	Cost	Investments	Fair Value	Investments	Cost	Investments	Fair Value	Investments
First lien debt	$310,625,968	90.62%	$296,930,297	90.59%	$310,257,401	93.25%	$308,814,856	93.33%
Second lien debt	31,034,049	9.05%	29,981,063	9.15%	21,344,024	6.41%	21,340,798	6.46%
Total Debt Investments	341,660,017	99.67%	326,911,360	99.74%	331,601,425	99.66%	330,155,654	99.79%
Equity and Preferred Shares	1,120,581	0.33%	853,553	0.26%	1,120,581	0.34%	719,257	0.21%
Total Equity Investments	1,120,581	0.33%	853,553	0.26%	1,120,581	0.34%	719,257	0.21%
Total Investments	$342,780,598	100.00%	$327,764,913	100.00%	$332,722,006	100.00%	$330,874,911	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019

		Percentage of		Percentage of
Industry	Fair Value	Total Investments	Fair Value	Total Investments
Healthcare & Pharmaceuticals	$69,269,554	21.13%	$76,108,451	23.00%
High Tech Industries	56,385,886	17.20	58,327,844	17.63
Services: Business	44,781,254	13.66	44,376,771	13.41
Chemicals, Plastics & Rubber	27,095,396	8.27	28,747,162	8.69
Services: Consumer	23,513,225	7.17	25,757,966	7.78
Aerospace & Defense	19,020,402	5.80	12,911,355	3.90
Banking, Finance, Insurance & Real Estate	11,777,944	3.59	10,766,682	3.25
Capital Equipment	9,622,547	2.94	7,720,891	2.33
Construction & Building	9,384,056	2.86	6,989,790	2.11
Containers, Packaging & Glass	8,655,581	2.64	7,941,602	2.40
Consumer Goods: Non-durable	7,970,862	2.43	8,472,022	2.56
Automotive	7,328,445	2.24	6,294,153	1.90
Transportation: Cargo	7,028,594	2.14	7,192,803	2.17
Wholesale	6,883,554	2.10	7,219,568	2.18
Forest Products & Paper	5,072,415	1.55	4,379,293	1.32
Media: Advertising, Printing & Publishing	4,221,900	1.29	5,124,527	1.55
Beverage, Food & Tobacco	3,812,543	1.16	3,930,263	1.19
Consumer Goods: Durable	2,194,280	0.67	2,309,428	0.70
Retail	1,250,441	0.38	1,286,070	0.39
Hotel, Gaming & Leisure	1,007,308	0.32	3,503,815	1.06
Metals & Mining	954,577	0.30	987,604	0.31
Health Care Equipment & Services	534,149	0.16	526,851	0.17
	$327,764,913	100.00%	$330,874,911	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019

		Percentage		Percentage of
		of Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$82,701,470	25.23%	$87,146,010	26.34%
Midwest	68,571,724	20.92	68,357,102	20.66
West	53,575,667	16.35	52,320,288	15.81
East	38,725,069	11.81	39,053,575	11.80
Southwest	38,406,229	11.72	42,469,487	12.84
Southeast	37,214,216	11.35	35,674,150	10.78
Northwest	3,965,548	1.21	4,083,800	1.23
South	2,671,371	0.82	1,770,499	0.54
Other(a)	1,933,619	0.59	-	-
Total Investments	$327,764,913	100.00%	$330,874,911	100.00%

(a)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2020:

For the Fiscal Years Ending December 31:	Amount
2020	$1,885,307
2021	8,811,004
2022	23,193,342
2023	45,904,094
2024	81,523,790
Thereafter	182,077,169
Total contractual repayments	343,394,706
Adjustments to cost basis on debt investments(a)	(1,734,689)
Total Cost Basis of Debt Investments Held at June 30, 2020:	$341,660,017

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

COVID-19 Developments

In addition, during the three and six months ended June 30, 2020 and subsequent to June 30, 2020, the COVID-19 pandemic has had a significant impact on the U.S. economy. Certain of the Company's portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which have resulted in a material adverse impact on the Company's net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies and may continue to adversely affect the Company’s future net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

Note 4. Related Party Transactions

Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser. In accordance with the Investment Advisory Agreement, the Company pays the Adviser certain fees as compensation for its services, such fees consisting of a base management fee and an incentive fee (the “Incentive Fee”). The services the Adviser provides to the Company, subject to the overall supervision of the Board of Directors, include managing the day-to-day operations of, and providing investment services to, the Company. The Company also entered into a management fee waiver agreement with the Adviser (the “Waiver Agreement”), which the Company or the Adviser may terminate upon 60 days’ prior written notice.

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

For the three and six months ended June 30, 2020, the Company recorded base management fees of $942,530 and $1,823,382, respectively, and waivers to the base management fees of $329,886 and $638,184, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2019, the Company recorded base management fees of $808,440 and $1,547,094, respectively, and waivers to the base management fees of $282,954 and $541,483, respectively, as set forth within the accompanying statements of operations.

Incentive Fee

The Incentive Fee has two parts, as follows: the first part of the Incentive Fee is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below) and any interest expense on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee).

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

For the three and six months ended June 30, 2020, the Company recorded incentive fees related to net investment income of $623,599 and $1,284,958, respectively. Offsetting the incentive fees were waivers of the incentive fees of $552,873 and $1,116,651 for the three and six months ended June 30, 2020, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2019, the Company recorded incentive fees related to net investment income of $647,108 and $1,259,236, respectively. Offsetting the incentive fees were waivers of the incentive fees of $521,159 and $1,010,450 for the three and six months ended June 30, 2019, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2020, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2019, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2020 and December 31, 2019 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2020	December 31, 2019
Net base management fee due to Adviser	$612,644	$569,600
Net incentive fee due to Adviser	70,726	118,536
Total fees due to Adviser, net of waivers	683,370	688,136
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$749,620	$754,386

Note 5. Net Increase (Decrease) in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$6,455,356	$3,943,191	$(4,775,047)	$7,585,127
Denominator for basic and diluted weighted average common shares	37,769,447	31,880,752	37,155,262	31,019,614
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.17	$0.12	$(0.13)	$0.24

Note 6. Income Tax

The Company has elected to be regulated as a BDC under the 1940 Act, as well as elected to be treated as a RIC under Subchapter M of the Code. As a RIC, the Company generally is not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes as dividends for U.S. federal income tax purposes to its stockholders. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any (i.e., “investment company taxable income,” determined without regard to any deduction for dividends paid), for each taxable year. The amount to be paid out as distributions to the Company’s stockholders is determined by the Board of Directors and is based on management’s estimate of the fiscal year earnings. Based on that estimate, the Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Although the Company currently intends to distribute its net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, recognized in respect of each taxable year as dividends out of the Company’s assets legally available for distribution, the Company in the future may decide to retain for investment and be subject to entity-level income tax on such net capital gains. Additionally, depending on the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an excise tax, if any, on estimated excess taxable income as such excess taxable income is earned.

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

During the three and six months ended June 30, 2020, the Company declared and paid distributions of $8,125,607, or $0.215 per share. The tax character of the distributions declared and paid represented $8,125,607 from ordinary income. During the three and six months ended June 30, 2019, the Company declared and paid distributions of $8,306,889, or $0.26 per share. The tax character of the distributions declared and paid represented $8,280,510 from ordinary income and $26,379 from capital gains.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. The Company did not maintain any capital losses as of December 31, 2019. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2017, 2018 and 2019 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three and six months ended June 30, 2020 and 2019, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. On March 20, 2020, the same investor made an additional capital commitment of $11,200,000. As of June 30, 2020, $11,200,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of June 30, 2020 and December 31, 2019, were 37,793,522 and 35,109,246, respectively.

The following table details the activity of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2020	$36,698	$349,093,820	$(13,961,248)	$335,169,270
Net investment income	-	-	4,086,029	4,086,029
Net realized gains from investment transactions	-	-	384	384
Net change in unrealized appreciation on investments	-	-	2,368,943	2,368,943
Issuance of shares	1,095	9,998,905	-	10,000,000
Distributions to Stockholders	-	-	(8,125,607)	(8,125,607)
Reinvested Dividends	-	26	-	26
Balance as of June 30, 2020	$37,793	$359,092,751	$(15,631,499)	$343,499,045

Three Months Ended June 30, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2019	$30,384	$289,243,891	$1,790,897	$291,065,172
Net investment income	-	-	4,187,593	4,187,593
Net realized gains from investment transactions	-	-	73,811	73,811
Net change in unrealized depreciation on investments	-	-	(318,214)	(318,214)
Issuance of shares	1,566	14,998,434	-	15,000,000
Distributions to Stockholders	-	-	(8,306,889)	(8,306,889)
Reinvested Dividends	-	30	-	30
Balance as of June 30, 2019	$31,950	$304,242,355	$(2,572,802)	$301,701,503

Six Months Ended June 30, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673
Net investment income	-	-	8,396,935	8,396,935
Net realized losses from investment transactions	-	-	(3,392)	(3,392)
Net change in unrealized depreciation on investments	-	-	(13,168,590)	(13,168,590)
Issuance of shares	2,683	24,997,317	-	25,000,000
Distributions to Stockholders	-	-	(8,125,607)	(8,125,607)
Reinvested Dividends	-	26	-	26
Balance as of June 30, 2020	$37,793	$359,092,751	$(15,631,499)	$343,499,045

Six Months Ended June 30, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235
Net investment income	-	-	8,145,132	8,145,132
Net realized gains from investment transactions	-	-	101,731	101,731
Net change in unrealized depreciation on investments	-	-	(661,736)	(661,736)
Issuance of shares	3,680	34,996,320	-	35,000,000
Distributions to Stockholders	-	-	(8,306,889)	(8,306,889)
Reinvested Dividends	-	30	-	30
Balance as of June 30, 2019	$31,950	$304,242,355	$(2,572,802)	$301,701,503

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

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2020 and December 31, 2019:

Investment	Industry	June 30, 2020	December 31, 2019
Advarra, Senior Secured Initial Revolving Loan (First Lien), 4.55% (Libor + 4.25%), maturity 7/9/26	Healthcare & Pharmaceuticals	$761,905	$761,905
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/31/24	Services: Business	540,000	136,667
Advarra, Senior Secured Initial Term Loan (First Lien), 4.55% (Libor + 4.25%), maturity 7/9/26	Healthcare & Pharmaceuticals	288,796	288,796
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.30% (Libor + 4.00%), maturity 3/18/27	Banking, Finance, Insurance & Real Estate	170,455	-
OEConnection, Senior Secured Initial Term Loan, 5.00% (Libor + 4.00%), maturity 9/25/26	High Tech Industries	142,180	142,180
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25	Services: Consumer	130,719	130,719
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24	Healthcare & Pharmaceuticals	101,130	9,519
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.30% (Libor + 4.00%), maturity 6/3/26	Services: Business	50,125	50,125
EverCommerce, Senior Secured Initial Term Loan, 5.80% (Libor + 5.50%), maturity 8/23/25	High Tech Industries	40,747	464,713
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.55% (Libor + 4.25%), maturity 8/31/26(i)	Health Care Equipment & Services	37,278	98,225
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.05% (Libor + 3.75%), maturity 7/18/26	Containers, Packaging & Glass	-	437,500
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.80% (Libor + 3.50%), maturity 7/10/25	Healthcare & Pharmaceuticals	-	147,052
Mavis, Senior Secured Closing Date Term Loan (First Lien), 3.55% (Libor + 3.25%), maturity 3/20/25(i)	Automotive	-	345,141
Tangent, Senior Secured Closing Date Term Loan (First Lien), 5.05% (Libor + 4.75%), maturity 11/30/24	Construction & Building	-	333,333
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.80% (Libor + 4.50%), maturity 9/30/26	Chemicals, Plastics & Rubber	-	252,692
Alpaca, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	124,637
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 5/14/26(i)	Services: Consumer	-	100,000
Ansira, Unitranche, 7.50% (Libor + 6.50%), maturity 12/20/24	Media: Advertising, Printing & Publishing	-	38,214
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 6/12/26	Banking, Finance, Insurance & Real Estate	-	17,544
		$2,263,335	$3,878,962

Unfunded commitments represent all amounts unfunded as of June 30, 2020 and December 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Share Data:
Net asset value, beginning of period	$9.13	$9.58	$9.44	$9.46
Net investment income(a)	0.11	0.13	0.23	0.26
Net realized (loss) gain on investments and change in unrealized depreciation on investments(a)(b)	0.06	(0.01)	(0.37)	(0.02)
Net increase (decrease) in net assets resulting from operations	$0.17	$0.12	$(0.14)	$0.24

Effect of equity capital activity
Distributions to stockholders from net investment income	(0.21)	(0.26)	(0.21)	(0.26)
Net asset value at end of period	$9.09	$9.44	$9.09	$9.44
Total return(c)(g)	1.91%	1.21%	(1.44)%	2.50%
Shares of common stock outstanding at end of period	37,793,522	31,949,579	37,793,522	31,949,579

Statement of Assets and Liabilities Data:
Net assets at end of period	$343,499,045	$301,701,503	$343,499,045	$301,701,503
Average net assets(d)	346,800,278	306,084,630	345,465,958	299,820,875

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.18%	2.48%	2.15%	2.43%
Ratio of net expenses to average net assets-annualized(f)	1.16%	1.42%	1.13%	1.39%
Ratio of net investment income to average net assets-annualized	4.74%	5.49%	4.89%	5.48%
Portfolio turnover(g)	0.67%	0.65%	1.75%	0.65%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

On July 3, 2020, the Company delivered a capital drawdown notice to an investor relating to the sale of 550,055 shares of the Common Stock for an aggregate offering price of $5 million. The sale closed on July 14, 2020.

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

COVID-19

The Company is continuing to assess the additional adverse financial and operational consequences that may result from the COVID-19 pandemic and the associated economic turbulence. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19, prevent a second wave of infections or reduce its impact, all of which are beyond our control. As such, the Company cannot predict the extent to which its financial condition and results of operations will continue to be affected, and the magnitude of such consequences remains uncertain as of the filing of this quarterly report.

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

This report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our ability to continue to effectively manage our business due to COVID-19 and similar pandemics;

•	the ability of our portfolio companies to achieve their objectives;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	changes in the general economy;

•	risk associated with possible disruptions in our operations or the economy generally;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	the adequacy of our financing sources and working capital;

•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a BDC and as a RIC; and

•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 17, 2020 (file no. 814-01154) (the “Annual Report”) and our Current Report on Form 8-K filed on May 18, 2020 (file no. 814-01154) (“Form 8-K”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of this quarterly report and our Annual Report as well as risk factors described or identified in the Form 8-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

COVID-19

The market disruptions caused by the COVID-19 pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have affected, and may continue to affect, our operations and the operations of our Adviser. While we are closely monitoring this situation, we cannot predict the impact of COVID-19 on our future financial condition with any level of certainty. However, we expect that the COVID-19 pandemic will continue to have a material adverse impact on our future net asset value, net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies. For more information, see “Recent Developments—COVID-19 Developments” below.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of June 30, 2020, was approximately $327,764,913 and held in 172 portfolio companies as of June 30, 2020. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2019, was approximately $330,874,911 and held in 164 portfolio companies as of December 31, 2019.

During the six months ended June 30, 2020, we invested in 30 new syndicated investments for a combined $25,148,863 and in existing investments for a combined $11,358,128. We also received $20,918,019 in repayments from investments and $5,743,556 from investments sold during the six months ended June 30, 2020. During the six months ended June 30, 2019, we invested in 31 new syndicated investments for a combined $57,384,637 and in existing investments for a combined $17,964,941. We also received $29,011,639 in repayments from investments and $1,951,362 from investments sold during the six months ended June 30, 2019. The decrease in the value of our investments during the six months ended June 30, 2020 as compared to the same period during the previous year was primarily due to the COVID-19 pandemic impact on market conditions.

. In addition, for the three and six months ended June 30, 2020, we had a change in unrealized appreciation (depreciation) of approximately $2,368,943 and $(13,168,590) respectively, and realized gains (losses) of $384 and $(3,392), respectively. For the three and six months ended June 30, 2019, we had a change in unrealized depreciation of approximately $318,214 and $661,736, respectively, and realized gains of $73,812 and $101,731, respectively.

Our investment activity for the six months ended June 30, 2020 and 2019, is presented below:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Beginning investment portfolio, at fair value	$330,874,911	$264,662,881
Investments in new portfolio investments	25,148,863	57,384,637
Investments in existing portfolio investments	11,358,128	17,964,941
Principal repayments	(20,918,019)	(29,011,639)
Proceeds from investments sold	(5,743,556)	(1,951,362)
Change in premiums, discounts and amortization	216,568	135,319
Net change in unrealized depreciation on investments	(13,168,590)	(661,736)
Realized (loss) gain on investments	(3,392)	101,733
Ending portfolio investment activity, at fair value	$327,764,913	$308,624,774
Number of portfolio investments	196	157
Average investment amount, at cost	$1,748,881	$1,980,280
Percentage of investments at floating rates	99.40%	100.00%

As of June 30, 2020 and December 31, 2019, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2020 and through August 14, 2020, we invested $1,509,070 at cost in four portfolio companies.

On July 3, 2020, the Company delivered a capital drawdown notice to an investor relating to the sale of 550,055 shares of the Common Stock for an aggregate offering price of $5 million. The sale closed on July 14, 2020.

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

We will continue to monitor the rapidly evolving developments relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health officials and may take additional actions based on their recommendations. In these circumstances, there may be developments beyond our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will continue to have a material adverse impact on our future net asset value, net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies, and that such adverse effects will persist for the duration of the pandemic and potentially for some time thereafter.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation. This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” section above.

Revenue

Total investment income for the three and six months ended June 30, 2020 and 2019 is presented in the table below.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Total interest income from non-controlled/non- affiliated investments	$4,961,112	$5,216,545	$10,163,820	$10,086,548
Total other interest income	1,325	42,795	29,995	93,515
Total other income	124,633	15,340	139,373	33,150
Total investment income	$5,087,070	$5,274,680	$10,333,188	$10,213,213

Total investment income for the three months ended June 30, 2020 decreased to $5,087,070 from $5,274,680 for the three months ended June 30, 2019, and was driven by the decrease in LIBOR rates. Total investment income for the six months ended June 30, 2020 increased to $10,333,188 from $10,213,213 for the six months ended June 30, 2019, and was driven by our interest income from our increasing investment balance which was partially offset by the decrease in LIBOR rates. As of June 30, 2020 and 2019, the size of our debt portfolio was $343,394,706 and $310,903,928 at amortized cost, respectively, with total debt principal amount outstanding of $341,660,017 and $311,472,169, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Base management fee(a)	$942,530	$808,410	$1,823,382	$1,547,094
Incentive fee(a)	623,599	647,108	1,284,958	1,259,236
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	52,500	52,500	105,000	105,000
Professional fees	139,116	233,450	237,058	388,131
Other expenses	59,805	83,452	108,190	188,053
Total expenses	1,883,800	1,891,170	3,691,088	3,620,014
Base management fee waivers(a)	(329,886)	(282,954)	(638,184)	(541,483)
Incentive fee waivers(a)	(552,873)	(521,159)	(1,116,651)	(1,010,450)
Total expenses, net of waivers	$1,001,041	$1,087,057	$1,936,253	$2,068,081

         (a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended June 30, 2020 in comparison to the three months ended June 30, 2019 was driven by our increasing invested balance. For the three months ended June 30, 2020 and 2019, we accrued gross base management fees before waivers of $942,530 and $808,440, respectively. Offsetting those fees, we recognized base management fee waivers of $329,886 and $282,954, respectively. For the three months ended June 30, 2020, we accrued incentive fees related to net investment income before waivers of $623,599, offset by incentive fee waivers of $552,873. For the three months ended June 30, 2019, we accrued incentive fees related to net investment income before waivers of $647,108, offset by incentive fee waivers of $521,159. Additionally, we accrued $66,250 of administrative fees for each of the three months ended June 30, 2020 and 2019. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended June 30, 2020 and 2019, we incurred professional fees of $139,116 and $233,450, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. We also incurred expenses related to fees paid to our independent directors of $52,500 for each of the three months ended June 30, 2020 and 2019.

The increase in base management fees before waivers for the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019 was driven by our increasing invested balance. For the six months ended June 30, 2020 and 2019, we accrued gross base management fees before waivers of $1,823,382 and $1,547,094, respectively. Offsetting those fees, we recognized base management fee waivers of $638,184 and $541,483, respectively. For the six months ended June 30, 2020, we accrued incentive fees related to net investment income before waivers of $1,823,382, offset by incentive fee waivers of $1,116,651. For the six months ended June 30, 2019, we accrued incentive fees related to net investment income before waivers of $1,259,236, offset by incentive fee waivers of $1,010,450. Additionally, we accrued $132,500 of administrative fees for the six months ended June 30, 2020 and 2019. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the six months ended June 30, 2020 and 2019, we incurred professional fees of $237,058 and $388,131, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. We also incurred expenses related to fees paid to our independent directors of $105,000 and $97,500 for each of the six months ended June 30, 2020 and 2019.

Realized and Unrealized Gains and Losses

We recognized $384 and $73,812 in net realized gains for the three months ended June 30, 2020 and 2019, respectively. We recognized $(3,392) and $101,731 in net realized (losses) gains for the six months ended June 30, 2020 and 2019, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2020 and 2019 was as follows:

Type	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
First Lien Debt	$2,080,606	$(197,770)	$(12,253,129)	$(143,049)
Second Lien Debt	124,110	(120,444)	(1,049,757)	(118,470)
Equity and Preferred Shares	164,227	-	134,296	(400,267)
Net change in unrealized appreciation (depreciation) on investments	$2,368,943	$(318,214)	$(13,168,590)	$(661,786)

Net change in unrealized appreciation (depreciation) on investments during the three and six months ended June 30, 2020 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three and six months ended June 30, 2019 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our common stock (“Shares”), from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of June 30, 2020 and December 31, 2019, we had cash of $15,722,499 and $5,506,217, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $6,658,137. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans. Net cash used in operating activities for the six months ended June 30, 2019 was $37,956,742. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans.

As of June 30, 2020 and December 31, 2019, we had ten and eighteen investments, respectively, with unfunded commitments of $2,263,335 and $3,878,962, respectively. We believe that, as of June 30, 2020 and December 31, 2019, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Beginning investment portfolio	$330,874,911	$264,662,881
Investments in new portfolio investments	25,148,863	57,384,637
Investments in existing portfolio investments	11,358,128	17,964,941
Principal repayments	(20,918,019)	(29,011,639)
Proceeds from sales of investments	(5,743,556)	(1,951,362)
Net change in unrealized depreciation on investments	(13,168,590)	(661,736)
Net realized (loss) gain on investments	(3,392)	101,733
Net change in premiums, discounts and amortization	216,568	135,319
Investment Portfolio, at Fair Value	$327,764,913	$308,624,774

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2020 was $25,000,000 from issuances of 2,684,276 Shares to our stockholders, in connection with our capital calls and our dividend reinvestment program during the period. This was partially offset by $8,125,581 of distributions paid to our common stockholders. Net cash provided by our financing activities for the six months ended June 30, 2019 was $35,000,000 from issuances of 3,679,930 Shares to our stockholders, in connection with our capital calls and our dividend reinvestment program during the period. This was partially offset by $8,306,859 of distributions paid to our common stockholders.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. On March 20, 2020, the same investor made an additional capital commitment of $11,200,000. As of June 30, 2020, $11,200,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of June 30, 2020 and December 31, 2019, were 37,793,522 and 35,109,246, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared and paid distributions of $8,125,607, or $0.215 per share during the three and six months ended June 30, 2020. We declared and paid distributions of $8,306,889, or $0.26 per share during the three and six months ended June 30, 2019.

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

Related Party Fees

For the three months ended June 30, 2020 and 2019, we recorded base management fees of $942,530 and $808,440, respectively. Offsetting these fees were waivers to the base management fees of $329,886 and $282,954, respectively, as set forth within the accompanying statements of operations.

For the six months ended June 30, 2020 and 2019, we recorded base management fees of $1,823,382 and $1,547,094, respectively. Offsetting those fees were waivers to the base management fees of $638,184 and $541,483, respectively, as set forth within the accompanying statements of operations.

For the three and six months ended June 30, 2020, we recorded incentive fees of $623,599 and $1,284,958, respectively. Offsetting these fees were waivers to the incentive fees of $552,873 and $1,116,651, respectively, as set forth within the accompanying statements of operations For the three and six months ended June 30, 2019, we recorded incentive fees of $647,108 and $1,259,236, respectively. Offsetting these fees were waivers to the incentive fees of $521,159 and $1,010,450, respectively, as set forth within the accompanying statements of operations.

For the three months ended June 30, 2020 and 2019, we recorded administrative fees of $62,500, as set forth within the accompanying statements of operations. For the six months ended June 30, 2020 and 2019, we recorded administrative fees of $132,500, as set forth within the accompanying statements of operations.

Fees due to related parties as of June 30, 2020 and December 31, 2019 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2020	December 31, 2019
Net base management fee due to Adviser	$612,644	$569,600
Net incentive fee due to Adviser	70,726	118,536
Total fees due to Adviser, net of waivers	683,370	688,136
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$749,620	$754,386

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

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the our Board of Directors, does not represent fair value, are each valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Inputs for these valuation techniques include relative credit information, observed market movement, industry sector information, and other market data, which may include benchmarking of comparable securities, issuer spreads, reported trades, and reference data, such as market research publications, when available. The process used to determine the applicable value is as follows:

(i) Each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs. Additionally, as a part of our valuation process, the Adviser may employ the services of one or more independent valuation firms engaged by us;

(ii) Preliminary valuation conclusions are documented and discussed with our senior management and members of the Adviser’s valuation team;

(iii) Our Audit Committee reviews the assessments of the Adviser or independent valuation firm (to the extent applicable) and provides our Board of Directors with recommendations with respect to the fair value of the investments in our portfolio; and

(iv) Our Board of Directors discusses the valuation recommendations of our Audit Committee and determines the fair value of the investments in our portfolio in good faith based on the input of the Adviser, the independent valuation firm (to the extent applicable) and in accordance with our valuation policy.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2020, we had ten investments with unfunded commitments of $2,263,335. As of December 31, 2019, we had eighteen investments with unfunded commitments of $3,878,962. We believe that, as of June 30, 2020 and December 31, 2019, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates based on LIBOR or an equivalent risk-free index rate. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Stock and our rate of return on invested capital. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities held by us. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of June 30, 2020 and December 31, 2019, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

In addition, the COVID-19 pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, could result in a reduction of our gross investment income.

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(207,967)
Down 200 basis points	(207,967)
Down 100 basis points	(207,967)
Up 100 basis points	1,630,959
Up 200 basis points	5,064,906
Up 300 basis points	8,498,853

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2020, our management completed its assessment of the remediation efforts related to the material weakness in internal control over financial reporting reported in our Form 10-Q for the three months ended March 31, 2020. Our management has designed and implemented additional control and review procedures, to help us better achieve our disclosure objectives. As a result of the adoption of such procedures and the internal controls implemented during the three months ended June 30, 2020, our management has determined that the previously reported material weakness had been remediated as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

Other than the disclosure above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020 as well as our Current Report on Form 8-K filed on May 18, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Please refer to “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 11. Subsequent Events” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” in this quarterly report and our current reports on Form 8-K filed on July 16, 2020 for issuances of our Common Stock during the period subsequent to June 30, 2020 and through August 14, 2020. Such issuances were made pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

Audax Credit BDC Inc.

Date: August 14, 2020	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 14, 2020	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer