Form 10-Q
period 2020-09-30
Audax Credit BDC Inc.
filed 2020-11-13
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had 38,343,577 shares of common stock, par value $0.001 per share, outstanding as of November 13, 2020.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2020 and December 31, 2019

(Expressed in U.S. Dollars)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $350,068,000 and $332,722,006, respectively)	$341,488,783	$330,874,911
Cash and cash equivalents	24,955,930	5,506,217
Interest receivable	1,031,575	942,329
Receivable from investments sold	-	1,993,379
Receivable from bank loan repayment	21,569	80,161
Other assets	49,265	-
Total assets	$367,547,122	$339,396,997

Liabilities
Accrued expenses and other liabilities	$224,959	$297,938
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	603,868	688,136
Payable for investments purchased	8,957,495	6,945,000
Total liabilities	$9,852,572	$7,997,324
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 38,343,577 and 35,109,246 shares issued and outstanding, respectively	$38,343	$35,110
Capital in excess of par value	364,092,201	334,095,408
Total distributable earnings	(6,435,994)	(2,730,845)
Total Net Assets	$357,694,550	$331,399,673
Net Asset Value per Share of Common Stock at End of Period	$9.33	$9.44

Shares Outstanding	38,343,577	35,109,246

(a)	Refer to Note 4-Related Party Transactions for additional information.

(b)	Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Investment Income
Interest income
Non-Control/Non-Affiliate	$4,721,470	$5,347,398	$14,885,290	$15,433,946
Other	1,058	28,722	31,053	122,237
Total interest income	4,722,528	5,376,120	14,916,343	15,556,183
Other income
Non-Control/Non-Affiliate	14,577	5,214	153,950	38,364
Total income	4,737,105	5,381,334	15,070,293	15,594,547

Expenses
Base management fee(a)	$874,188	$820,094	$2,697,570	$2,367,188
Incentive fee(a)	356,461	680,250	1,641,419	1,939,486
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	52,500	52,500	157,500	157,500
Professional fees	132,514	136,660	369,572	524,791
Other expenses	83,232	58,388	191,422	246,441

Expenses before waivers from investment adviser and administrator	1,565,145	1,814,142	5,256,233	5,434,156
Base management fee waivers(a)	(305,966)	(287,033)	(944,150)	(828,516)
Incentive fee waivers(a)	(320,815)	(543,178)	(1,437,466)	(1,553,628)
Total expenses, net of waivers	938,364	983,931	2,874,617	3,052,012
Net Investment Income	3,798,741	4,397,403	12,195,676	12,542,535

Realized and Unrealized Gain (Loss) on Investments
Net realized loss on investments	(1,039,704)	(826,185)	(1,043,096)	(724,454)
Net change in unrealized appreciation (depreciation) on investments	6,436,468	182,576	(6,732,122)	(479,160)
Net realized and unrealized gain (loss) on investments	5,396,764	(643,609)	(7,775,218)	(1,203,614)

Net Increase in Net Assets Resulting from Operations	$9,195,505	$3,753,794	$4,420,458	$11,338,921

Basic and Diluted per Share of Common Stock:
Net investment income	$0.10	$0.13	$0.32	$0.39
Net increase in net assets resulting from operations	$0.24	$0.11	$0.12	$0.36

Weighted average shares of common stock outstanding basic diluted	38,265,852	33,504,019	37,528,161	31,856,849

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operations
Net investment income	$12,195,676	$12,542,535
Net realized loss on investments	(1,043,096)	(724,454)
Net change in unrealized depreciation on investments	(6,732,122)	(479,160)
Net increase in net assets resulting from operations	4,420,458	11,338,921

Distributions:
Distributions to common stockholders	(8,125,607)	(8,246,864)
Return of capital to common stockholders	-	(60,025)
Total distributions	(8,125,607)	(8,306,889)

Capital Share Transactions:
Issuance of common stock	30,000,000	50,000,000
Reinvestment of common stock	26	30
Net increase in net assets from capital share transactions	30,000,026	50,000,030

Net Increase in Net Assets	26,294,877	53,032,062

Net Assets, Beginning of Period	331,399,673	267,423,235

Net Assets, End of Period	$357,694,550	$320,455,297

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,420,458	$11,338,921
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized loss on investments	1,043,096	724,452
Net change in unrealized depreciation on investments	6,732,122	479,160
Accretion of original issue discount interest and payment-in-kind interest	(357,873)	(199,813)
Decrease in receivable from investments sold	1,993,379	-
Increase in interest receivable	(89,246)	(409,770)
Decrease (increase) in receivable from bank loan repayment	58,592	(34,133)
Increase in other assets	(49,265)	(45,000)
Decrease in accrued expenses and other liabilities	(72,979)	(89,937)
(Decrease) increase in fees due to investment advisor(a)	(84,268)	134,219
Increase (decrease) in payable for investments purchased	2,012,495	(514,807)
Investment activity:
Investments purchased	(52,376,341)	(110,656,983)
Proceeds from investments sold	6,437,456	5,017,964
Repayment of bank loans	27,907,668	46,240,554
Total investment activity	(18,031,217)	(59,398,465)

Net cash used in operating activities	(2,424,706)	(48,015,173)

Cash flows from financing activities:
Issuance of shares of common stock	30,000,000	50,000,000
Distributions paid to common stockholders	(8,125,581)	(8,306,859)

Net cash provided by financing activities	21,874,419	41,693,141

Net increase (decrease) in cash and cash equivalents	19,449,713	(6,322,032)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	5,506,217	17,715,145

Cash and cash equivalents, end of period	$24,955,930	$11,393,113

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$26	$30
Payment-in-kind ("PIK") interest income	$75,144	$32,822

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of September 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (95.2%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/25(i)	$4,215,792	$4,345,712	$4,081,429
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	3,909,806	3,873,848	3,909,805
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/1/24(i)	3,928,827	3,914,207	3,860,072
Young, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/7/24	3,804,669	3,795,542	3,757,109
Specialty Care, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 9/1/23	3,317,371	3,320,262	3,309,076
Veritext, Senior Secured Initial Term Loan (First Lien), 3.48% (Libor + 3.25%), maturity 8/1/25	3,161,388	3,147,073	3,113,966
Zest Dental, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/14/25	3,247,592	3,265,442	2,955,308
Confluent Health, Senior Secured Initial Term Loan, 5.23% (Libor + 5.00%), maturity 6/24/26	2,962,500	2,938,237	2,955,094
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 8/18/23	2,887,958	2,870,561	2,794,100
Waystar, Senior Secured Term Loan B, 4.23% (Libor + 4.00%), maturity 10/22/26	2,487,500	2,477,839	2,487,500
PharMedQuest, Senior Secured Initial Term Loan, 6.25% (Libor + 5.25%), maturity 10/31/24	2,481,250	2,452,364	2,481,250
MedRisk, Senior Secured Initial Term Loan (First Lien), 2.98% (Libor + 2.75%), maturity 12/27/24	2,431,250	2,435,776	2,431,250
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 9/23/24	2,427,643	2,410,238	2,415,505
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/1/24	2,316,088	2,306,941	2,316,088
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.73% (Libor + 3.50%), maturity 7/10/25	2,312,092	2,318,760	2,312,092
MedRisk, Senior Secured Initial Loan (Second Lien), 6.98% (Libor + 6.75%), maturity 12/29/25	2,100,000	2,077,798	2,100,000
Packaging Coordinators, Senior Secured Term Loan, 9.75% (Libor + 8.75%), maturity 10/1/27(i)	2,000,000	1,992,500	2,000,000
Zelis RedCard, Senior Secured Initial Term Loan, 4.98% (Libor + 4.75%), maturity 9/30/26(i)	1,950,004	1,935,858	1,943,542
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 4.73% (Libor + 4.50%), maturity 12/22/25	1,965,000	1,950,929	1,930,613
Press Ganey, Senior Secured Initial Term Loan (First Lien), 3.73% (Libor + 3.50%), maturity 7/24/26(i)	1,980,000	1,973,551	1,927,953
CareCentrix, Senior Secured Initial Term Loan, 4.73% (Libor + 4.50%), maturity 4/3/25(i)	1,875,000	1,868,441	1,802,578
Alpaca, Senior Secured Term Loan, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	1,661,508	1,640,127	1,615,816
Upstream Rehabilitation, Senior Secured Term Loan, 4.73% (Libor + 4.50%), maturity 11/20/26	1,492,500	1,490,402	1,481,306
CPS, Unitranche, 6.50% (Libor + 5.50%), maturity 2/28/25	1,481,331	1,464,014	1,451,704
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24	1,472,873	1,466,532	1,450,780
Ensemble, Senior Secured Closing Date Term Loan, 3.98% (Libor + 3.75%), maturity 8/3/26(i)	990,000	985,710	985,317
Veritext, Senior Secured Initial Term Loan (Second Lien), 7.23% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,998	985,000
Athena, Senior Secured Term B Loan (First Lien), 4.73% (Libor + 4.50%), maturity 2/11/26(i)	989,956	981,393	982,969
Packaging Coordinators, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 6/30/23(i)	977,041	981,570	977,041
Alcami, Senior Secured Initial Term Loan (First Lien), 4.48% (Libor + 4.25%), maturity 7/14/25	980,000	976,396	948,150
Dermatologists of Central States, Senior Secured Term Loan, 7.50% (Libor + 6.50%), maturity 4/20/22	969,861	969,861	943,190
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.50% (Libor + 5.50%), maturity 5/9/25	980,000	969,429	940,800
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/10/23(i)	914,856	918,723	880,549
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 9.25% (Libor + 8.25%), maturity 9/1/24	850,000	844,216	850,000
Waystar, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/22/26(i)	500,000	498,750	498,750
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/6/25	433,366	432,651	433,366
Alpaca, Senior Secured Revolver, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	258,852	254,969	251,734
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	-	(7,619)	-

High Tech Industries
Qlik, Senior Secured 2019 Incremental Term Loan, 4.48% (Libor + 4.25%), maturity 4/26/24(i)	3,950,000	3,928,594	3,923,465
Netsmart, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/1/27(i)	3,500,000	3,484,375	3,500,000
Masergy, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,421,397	3,428,571
Barracuda, Senior Secured 2019 Incremental Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 2/12/25(i)	3,424,943	3,436,190	3,410,505
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 6.48% (Libor + 6.25%), maturity 8/16/24(i)	3,395,700	3,374,769	3,360,917
EverCommerce, Senior Secured Initial Term Loan, 5.73% (Libor + 5.50%), maturity 8/23/25	3,130,180	3,084,621	3,130,180
Jaggaer, Senior Secured Initial Term Loan (First Lien), 4.23% (Libor + 4.00%), maturity 8/14/26(i)	3,130,629	3,126,018	3,109,327
McAfee, Senior Secured Term B USD Loan, 3.98% (Libor + 3.75%), maturity 9/30/24(i)	2,842,676	2,852,276	2,828,873
Idera, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 6/28/24(i)	2,625,742	2,624,087	2,625,742
Infogroup, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 4/3/23(i)	2,897,419	2,878,026	2,567,475
ECi Software, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 9/27/24(i)	2,444,677	2,435,896	2,444,677
ECi Software, Senior Secured Term Loan, 4.50% (Libor + 3.75%), maturity 9/30/27(i)	2,000,000	1,992,500	1,992,500
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 3.73% (Libor + 3.50%), maturity 3/5/27(i)(q)	1,995,000	1,878,459	1,963,707
QuickBase, Senior Secured Term Loan (First Lien), 4.23% (Libor + 4.00%), maturity 4/2/26	1,975,000	1,966,886	1,960,188
Intermedia , Senior Secured New Term Loan (First Lien), 7.00% (Libor + 6.00%), maturity 7/21/25	1,965,000	1,952,993	1,950,263
Flexera Software, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 2/26/25(i)	1,950,000	1,955,844	1,945,125
GlobalLogic, Senior Secured Initial Term Loan, 2.98% (Libor + 2.75%), maturity 8/1/25	1,719,688	1,712,086	1,719,688
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.23% (Libor + 4.00%), maturity 4/18/25(i)	1,710,625	1,719,334	1,697,795
Corsair, Senior Secured Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 8/28/24	1,598,987	1,588,670	1,598,987
Ultimate Software , Senior Secured Initial Term Loan (First Lien), 3.98% (Libor + 3.75%), maturity 5/4/26(i)	1,571,241	1,571,186	1,564,433
OEConnection, Senior Secured Initial Term Loan, 5.00% (Libor + 4.00%), maturity 9/25/26(i)	1,530,207	1,523,837	1,518,730
Liaison, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 12/20/26	1,488,750	1,485,119	1,488,750
Navex Global, Senior Secured Initial Term Loan (First Lien), 3.48% (Libor + 3.25%), maturity 9/5/25(i)	1,470,000	1,457,569	1,441,426
Unison, Senior Secured 2020 Term Loan, 8.00% (Libor + 7.00%), maturity 6/25/26(j)	997,500	973,344	990,019
Insurity, Senior Secured Closing Date Term Loan (First Lien), 4.23% (Libor + 4.00%), maturity 7/31/26	992,500	988,209	987,538

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

High Tech Industries (continued)
LANDesk, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 1/20/24(i)	$971,501	$964,055	$971,501
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 12/2/22	827,884	824,687	817,536
Sparta, Senior Secured New Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 8/21/24	789,937	790,250	780,062
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 13.25% (Libor + 12.25%), maturity 1/20/22(i)(m)	1,000,000	996,979	600,000
McAfee, Senior Secured Initial Loan (Second Lien), 9.50% (Libor + 8.50%), maturity 9/29/25(i)	500,000	492,791	505,805
Idera, Senior Secured Loan (Second Lien), 10.00% (Libor + 9.00%), maturity 6/28/27	500,000	504,806	500,000
MultiPlan, Senior Secured Initial Term Loan, 3.75% (Libor + 2.75%), maturity 6/7/23(i)	500,000	495,975	500,000
HelpSystems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/19/26(i)	497,500	496,297	497,500
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 4.00%), maturity 10/16/26(i)	497,500	469,866	495,013
Imperva, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/12/26(i)	498,737	495,620	493,063
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 12/15/23(i)	481,158	479,909	472,150
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 4.75% (Libor + 3.75%), maturity 2/9/23(i)	397,529	396,977	397,070

Services: Business
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/23/25	3,960,000	3,927,931	3,950,100
RevSpring, Senior Secured Initial Term Loan (First Lien), 4.48% (Libor + 4.25%), maturity 10/11/25(i)	3,930,000	3,926,168	3,851,400
Addison, Senior Secured Initial Term Loan, 4.98% (Libor + 4.75%), maturity 4/15/26	2,962,500	2,915,513	2,955,094
Fleetwash, Senior Secured Incremental Term Loan, 5.75% (Libor + 4.75%), maturity 10/1/24	2,940,281	2,919,253	2,918,229
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/31/24(i)	2,914,675	2,905,911	2,914,675
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 3.98% (Libor + 3.75%), maturity 2/2/26(i)	2,960,100	2,951,626	2,694,154
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/9/27(i)	2,493,750	2,469,721	2,490,774
HireRight, Senior Secured Initial Term Loan (Second Lien), 7.48% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,481,901	2,475,000
Allied Universal, Senior Secured Initial Term Loan, 4.48% (Libor + 4.25%), maturity 7/10/26(i)	2,472,349	2,455,710	2,466,168
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.98% (Libor + 3.75%), maturity 2/9/26(i)	2,462,500	2,465,533	2,450,188
Newport Group, Senior Secured Initial Term Loan (First Lien), 3.73% (Libor + 3.50%), maturity 9/12/25(i)	2,452,462	2,441,096	2,378,888
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/10/25	2,335,958	2,331,041	2,330,118
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 6/19/24(i)	2,375,801	2,375,801	2,157,464
Eliassen Group, Senior Secured Initial Term B Loan, 4.48% (Libor + 4.25%), maturity 11/5/24	1,487,495	1,481,968	1,487,495
OSG Billing Services, Senior Secured Term B Loan (First Lien), 4.73% (Libor + 4.50%), maturity 3/27/24	1,463,141	1,459,225	1,446,681
DBi Services, Senior Secured Term B Loan (Second Lien), 8.00% (Libor + 9.00%), maturity 2/2/26	1,268,604	1,268,604	1,268,604
WCG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/8/27(i)	997,500	987,877	997,500
Diversified, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/23/23	985,056	979,702	980,131
First Advantage, Senior Secured Term Facility (First Lien), 3.48% (Libor + 3.25%), maturity 1/31/27(i)	997,500	992,694	978,797
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.23% (Libor + 4.00%), maturity 8/14/26	990,000	987,704	920,700
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.23% (Libor + 4.00%), maturity 6/3/26	494,987	491,520	493,750

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/15/25(i)	3,930,000	3,873,595	3,875,963
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/30/24	3,401,368	3,390,285	3,316,334
DuBois Chemicals, Senior Secured Term Loan (Second Lien), 8.73% (Libor + 8.50%), maturity 9/30/27	3,000,000	2,967,566	2,977,500
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 10/4/21	2,788,959	2,785,926	2,677,401
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 1/31/25(i)	2,661,750	2,669,856	2,418,296
Unifrax, Senior Secured USD Term Loan (First Lien), 3.98% (Libor + 3.75%), maturity 12/12/25(i)	2,457,481	2,437,202	2,184,320
Q Holding, Senior Secured Term B Loan (2019), 6.00% (Libor + 5.00%), maturity 12/29/23	1,980,000	1,971,899	1,957,725
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.73% (Libor + 4.50%), maturity 9/30/26	1,799,928	1,760,713	1,786,428
Zep, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/12/24(i)	1,941,216	1,939,534	1,832,327
Boyd Corp, Senior Secured Initial Loan (Second Lien), 6.98% (Libor + 6.75%), maturity 9/6/26(i)	2,000,000	2,002,020	1,768,186
Spartech, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/17/25	992,500	979,001	992,500
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/31/25(i)	975,000	971,594	900,870
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 10/28/24(i)	979,849	965,297	887,235
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 3.73% (Libor + 3.50%), maturity 9/6/25(i)	498,728	463,728	467,142

Services: Consumer
CIBT Holdings, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 6/3/24(i)	5,382,541	5,367,814	3,983,080
A Place For Mom, Senior Secured Term Loan, 4.75% (Libor + 3.75%), maturity 8/10/24	2,645,687	2,645,188	2,586,159
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 4.73% (Libor + 4.50%), maturity 12/18/25	2,456,210	2,358,273	2,456,210
Weld North, Senior Secured Initial Term Loan, 4.48% (Libor + 4.25%), maturity 2/15/25(i)	2,444,868	2,425,614	2,438,756
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 5/14/26(i)	2,074,250	2,070,043	1,977,290
LegalShield, Senior Secured Initial Term Loan (First Lien), 3.48% (Libor + 3.25%), maturity 5/1/25(i)	1,927,000	1,915,817	1,876,187
Ned Stevens, Senior Secured Term A Loan, 6.75% (Libor + 5.75%), maturity 9/30/25(j)	1,515,033	1,491,945	1,503,670
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 8/19/27	1,000,000	990,000	992,500
Spring Education, Senior Secured Initial Term Loan (First Lien), 4.48% (Libor + 4.25%), maturity 7/30/25(i)	980,000	978,196	934,739
LegalShield, Senior Secured Incremental Term Loan, 0.00%, maturity 5/1/25(i)	500,000	492,500	492,500
StubHub, Senior Secured USD Term B Loan, 3.73% (Libor + 3.50%), maturity 2/12/27(i)	496,250	493,847	440,687
LegalShield, Senior Secured Initial Term Loan (Second Lien), 7.73% (Libor + 7.50%), maturity 5/1/26	27,778	27,778	27,639
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25(j)	-	(2,614)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):
Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 7/26/24	$5,288,580	$5,237,621	$5,275,359
StandardAero, Senior Secured 2020 Term B-1 Loan, 3.73% (Libor + 3.50%), maturity 4/6/26(i)	3,541,154	3,531,095	3,182,096
Whitcraft, Unitranche, 7.00% (Libor + 6.00%), maturity 4/3/23	1,987,466	1,977,854	1,962,623
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 4/30/26	2,000,000	2,008,648	1,955,000
StandardAero, Senior Secured 2020 Term B-2 Loan, 3.73% (Libor + 3.50%), maturity 4/6/26(i)	1,903,846	1,898,438	1,710,804
Tronair, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 9/8/23	1,444,848	1,439,841	1,309,033
Amentum, Senior Secured Initial Term Loan (First Lien), 3.73% (Libor + 3.50%), maturity 1/29/27(i)	997,500	966,227	990,604
API Technologies, Senior Secured Initial Term Loan (First Lien), 4.48% (Libor + 4.25%), maturity 5/9/26	992,462	963,556	980,057
Eton, Senior Secured Initial Term Loan (Second Lien), 8.23% (Libor + 8.00%), maturity 5/1/26	500,000	495,169	496,250
Eton, Senior Secured Initial Term Loan (First Lien), 4.73% (Libor + 4.50%), maturity 5/1/25(i)	496,193	496,193	494,759
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 4/30/25	493,923	491,668	485,279
Novaria Group, Senior Secured Initial Term Loan, 6.25% (Libor + 5.25%), maturity 1/27/27	481,818	477,007	478,205

Banking, Finance, Insurance & Real Estate
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 4/30/23	2,500,000	2,506,203	2,493,750
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.23% (Libor + 4.00%), maturity 3/18/27(i)	2,392,651	2,377,248	2,380,688
Kestra Financial, Senior Secured Initial Term Loan, 4.48% (Libor + 4.25%), maturity 6/3/26(i)	1,980,000	1,963,363	1,965,150
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%), maturity 10/31/22	1,966,333	1,943,176	1,956,501
Orion, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 9/24/27(i)	1,500,000	1,485,000	1,492,602
Advisor Group, Senior Secured Initial Term B Loan, 5.23% (Libor + 5.00%), maturity 7/31/26(i)	1,488,750	1,475,807	1,450,891
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 9/6/24	1,458,750	1,456,670	1,444,163
Mitchell International, Senior Secured Amendment No. 2 New Term Loan Facility (First Lien), 4.75% (Libor + 4.25%), maturity 11/29/24(i)	1,000,000	946,074	982,081
Aperio, Senior Secured Initial Commitment, 5.23% (Libor + 5.00%), maturity 10/25/24	933,889	930,216	933,889
Sedgwick Claims, Senior Secured Initial Term Loan, 3.48% (Libor + 3.25%), maturity 12/31/25(i)	496,212	495,611	481,834

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 3.98% (Libor + 3.75%), maturity 9/30/24(i)	2,425,000	2,425,000	2,205,711
BAS, Senior Secured Repricing Term Loan, 4.75% (Libor + 3.75%), maturity 5/21/24	1,954,438	1,956,545	1,949,551
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/1/25(i)	1,500,000	1,478,374	1,479,674
Edward Don, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/2/25	1,467,538	1,462,577	1,394,161
Cole-Parmer, Senior Secured Closing Date Term Loan (First Lien), 4.48% (Libor + 4.25%), maturity 11/4/26(i)	995,000	990,968	992,513
TriMark, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 8/28/24(i)	986,153	885,776	601,297
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 6.73% (Libor + 6.50%), maturity 10/1/26	500,000	503,629	495,000
Duravant, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/19/24	496,212	496,212	492,491
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/2/24	489,924	493,185	486,250

Construction & Building
Tangent, Senior Secured Closing Date Term Loan (First Lien), 4.98% (Libor + 4.75%), maturity 11/30/24	1,815,789	1,803,401	1,802,171
PlayPower, Senior Secured Initial Term Loan, 5.73% (Libor + 5.50%), maturity 5/8/26	1,863,667	1,863,667	1,733,210
PlayCore, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 9/29/25	1,500,000	1,468,498	1,492,500
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 6/3/24(i)	1,463,492	1,453,459	1,448,857
PlayCore, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 9/30/24	969,417	967,793	964,570
CHI Overhead Doors, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 7/29/22	623,533	619,423	623,533
Hoffman Southwest, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/14/23	527,876	525,262	523,917
DiversiTech Corporation, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 6/2/25	500,000	489,324	497,500
Acuren, Senior Secured Initial Term Loan, 4.48% (Libor + 4.25%), maturity 1/23/27(i)	497,500	495,097	496,878

Containers, Packaging & Glass
ProAmpac, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 11/20/23(i)	2,977,335	2,991,226	2,977,335
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 3.98% (Libor + 3.75%), maturity 7/18/26	2,416,597	2,407,887	2,416,597
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 3.98% (Libor + 3.75%), maturity 7/31/26(i)	992,500	990,395	982,575
Tank Holding, Senior Secured 2020 Refinancing Term Loan (First Lien), 3.73% (Libor + 3.50%), maturity 3/26/26(i)	990,000	986,352	972,876
Berlin Packaging, Senior Secured Initial Term Loan (First Lien), 3.00% (Libor + 3.00%), maturity 11/7/25(i)	496,193	474,701	484,221
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 11/30/23(i)	483,602	483,602	480,048
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 7.00% (Libor + 6.00%), maturity 11/12/21	483,212	482,776	479,588

Consumer Goods: Non-durable
Manna Pro, Senior Secured Term Loan, 7.00% (Libor + 6.00%), maturity 12/8/23	3,412,500	3,378,463	3,395,438
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23	2,209,019	2,197,476	1,988,118
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/11/23	1,906,766	1,897,523	1,863,864
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24(i)	979,869	985,476	831,872

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 3.48% (Libor + 3.25%), maturity 3/20/25(i)	3,839,353	3,826,741	3,682,216
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.25% (Libor + 8.25%), maturity 4/21/25	1,800,000	1,798,681	1,800,000
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 2/3/25	975,849	954,599	963,651
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 6.98% (Libor + 6.75%), maturity 2/2/26	500,000	489,187	492,500
IXS, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 3/5/27(i)	303,492	300,636	300,780

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 3/20/25	3,905,783	3,906,232	3,876,490
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/22	1,900,184	1,884,522	1,748,170
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	1,443,627	1,442,406	1,403,927

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):
Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 10/12/24(i)	$3,614,314	$3,610,514	$3,425,590
Transplace, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 10/7/24	2,448,360	2,442,858	2,442,239
Capstone Logistics, Senior Secured Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 10/7/21(i)	1,160,469	1,160,608	1,160,469

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/21/23(i)	2,904,644	2,894,898	2,488,009
Loparex, Senior Secured Initial Term Loan (First Lien), 4.73% (Libor + 4.50%), maturity 7/31/26	1,485,000	1,472,127	1,473,863
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.50% (Libor + 9.50%), maturity 11/21/24	1,250,000	1,250,000	1,209,375

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 4.98% (Libor + 4.75%), maturity 11/20/25	1,965,000	1,949,614	1,965,000
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 4.75% (Libor + 3.75%), maturity 8/25/25	1,960,000	1,953,448	1,945,300

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%), maturity 12/20/24	1,976,306	1,966,499	1,581,046
Northstar, Senior Secured Term Loan, 7.25% (Libor + 6.25%), maturity 6/7/22	1,402,843	1,402,843	1,385,308
Vestcom International, Senior Secured L/C Collaterilized, 5.00% (Libor + 4.00%), maturity 12/19/23	781,751	784,077	773,933

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 4.75% (Libor + 3.75%), maturity 6/30/23(i)	2,291,799	2,289,275	2,280,340

Retail
Grocery Outlet, Senior Secured 2020 Term Loan (First Lien), 2.98% (Libor + 2.75%), maturity 10/22/25(i)	1,269,483	1,267,497	1,253,955

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22	990,317	989,788	972,987

Hotel, Gaming & Leisure
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	1,119,231	1,112,450	951,346

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.48% (Libor + 4.25%), maturity 8/31/26(i)	581,851	576,553	556,479

Total Bank Loans		$348,947,419	$340,683,844

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.2%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$576,385
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $220,135)(j)(m)(n)(o)		261,438	220,135

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $8,419)(j)(m)(o)(p)		58,608	8,419

Total Equity and Preferred Shares		$1,120,581	$804,939

Total Portfolio Investments(r)		$350,068,000	$341,488,783

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(r)	At September 30, 2020, the cost of investments for income tax purposes was $350,068,000 the gross unrealized depreciation for federal tax purposes was $9,547,748, the gross unrealized appreciation for federal income tax purposes was $968,531, and the net unrealized depreciation was $8,579,217.

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

September 30, 2020

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at September 30, 2020 and December 31, 2019. At such dates, cash was not subject to any restrictions on withdrawal.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1 —	Inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. The Company does not adjust the quoted price for these instruments, even in situations where the Company holds a large position, and a sale could reasonably be expected to impact the quoted price.

Level 2 —	Inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level3 —	Inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2020, the Company had one investment on non-accrual which totaled 0.28% and 0.18% of its total portfolio at cost and fair market value, respectively. The Company did not have any investments on non-accrual as of December 31, 2019.

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

As of September 30, 2020, the Company held 186 investments in loans with OID. The Company accrued OID income of $102,083 and $282,729 for the three and nine months ended September 30, 2020, respectively. The unamortized balance of OID on debt investments as of September 30, 2020, totaled $1,901,454. As of December 31, 2019, the Company held 162 investments in loans with OID. The Company accrued OID income of $64,494 and $199,813 for the three and nine months ended September 30, 2019, respectively. The unamortized balance of OID investments as of December 31, 2019, totaled $1,733,632.

As of September 30, 2020, the Company held three investments which had a PIK interest component. The Company recorded $39,222 and $75,145 of PIK interest income for the three and nine months ended September 30, 2020, respectively. As of September 30, 2019, the Company held one investment which had a PIK interest component. The Company recorded $0 and $32,822 of PIK interest income for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company held $24,955,930 and $5,506,217 cash and cash equivalents, respectively. For the three and nine months ended September 30, 2020, the Company earned $1,058 and $31,053, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and nine months ended September 30, 2019, the Company earned $28,722 and $122,237, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and nine months ended September 30, 2020, the Company accrued $14,577 and $153,950 of other income, respectively, related to amendment fees. For the three and nine months ended September 30, 2019, the Company accrued $5,214 and $38,364 of other income, respectively, related to amendment and documentation fees.

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

As of September 30, 2020, $182,630,994 of the Company’s investments were valued using unobservable inputs, and $158,857,789 were valued using observable inputs. During the nine months ended September 30, 2020, $15,434,694 transferred into Level 3 due to a decrease in observable prices in the market and $74,210,909 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2019, $249,452,590 of the Company’s investments were valued using unobservable inputs, and $81,422,321 were valued using observable inputs. During the nine months ended September 30, 2019, $61,185,683 into Level 3 due to a decrease in observable prices in the marker and $20,300,196 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

The following table presents the Company’s investments carried at fair value as of September 30, 2020 and December 31, 2019, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$154,504,124	$156,281,866	$310,785,990
Second lien debt	-	4,353,665	25,544,189	29,897,854
Equity and Preferred Shares	-	-	804,939	804,939
Total	$-	$158,857,789	$182,630,994	$341,488,783

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$81,422,321	$227,392,535	$308,814,856
Second lien debt	-	-	21,340,798	21,340,798
Equity and Preferred Shares	-	-	719,257	719,257
Total	$-	$81,422,321	$249,452,590	$330,874,911

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2020. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of September 30, 2020
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$143,094,935	Matrix Pricing	Senior Leverage	2.80x - 10.54x	5.12x
			Total Leverage	2.80x - 10.54x	6.20x
			Interest Coverage	0.87x - 5.22x	2.31x
			Debt Service Coverage	0.80x - 4.04x	1.93x
			TEV Coverage	0.78x - 6.88x	2.42x
			Liquidity	33.77% - 333.00%	154.79%
			Spread Comparison	275bps - 700bps	449bps

	12,235,585	Market Analysis	Senior Leverage	5.39x - 18.12x	7.64x
			Total Leverage	5.70x - 19.75x	9.21x
			Interest Coverage	0.26x - 2.34x	1.57x
			Debt Service Coverage	0.26x - 2.34x	1.27x
			TEV Coverage	0.44x - 1.82x	1.47x
			Liquidity	33.06% - 226.94%	133.59%
			Spread Comparison	350bps - 650bps	478bps

Second lien debt	24,275,585	Matrix Pricing	Senior Leverage	4.61x - 8.99x	6.10x
			Total Leverage	4.61x - 8.99x	6.10x
			Interest Coverage	1.17x - 3.19x	2.13x
			Debt Service Coverage	1.01x - 2.83x	1.82x
			TEV Coverage	0.87x - 2.51x	1.77x
			Liquidity	85.32% - 257.41%	151.86%
			Spread Comparison	650bps - 950bps	773bps

Total	$179,606,105

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $3,024,889 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in market yields, discounts rate, leverage, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase or decrease in market yields, discount rates or leverage or an increase/decrease in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding decrease or increase, respectively, in the fair value of certain of the Company’s investments.

The following tables provide the changes in fair value, broken out by security type, during the nine months ended September 30, 2020 and 2019 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Nine Months Ended September 30, 2020	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590
Transfers into Level 3	15,434,694	-	-	15,434,694
Transfers out of Level 3	(71,237,159)	(2,973,750)	-	(74,210,909)
Total gains:
Net realized loss(a)	(1,221,555)	-	-	(1,221,555)
Net unrealized (depreciation) appreciation(b)	(1,110,239)	(76,159)	85,682	(1,100,716)
New investments, repayments and settlements:(c)
Purchases	13,199,175	7,709,688	-	20,908,863
Settlements/repayments	(21,689,548)	(472,222)	-	(22,161,770)
Net amortization of premiums, PIK, discounts and fees	253,400	15,834	-	269,234
Sales	(4,739,437)	-	-	(4,739,437)
Fair Value as of September 30, 2020	$156,281,866	$25,544,189	$804,939	$182,630,994

(a)	Included in net realized loss on the accompanying Statement of Operations for the nine months ended September 30, 2020.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the nine months ended September 30, 2020.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Nine Months Ended September 30, 2019	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2018	$124,975,467	$17,044,607	$-	$142,020,074
Transfers into Level 3	59,681,933	1,503,750	-	61,185,683
Transfers out of Level 3	(18,817,071)	(1,483,125)	-	(20,300,196)
Total gains:
Net realized gain(a)	99,771	5,476	-	105,247
Net unrealized (depreciation) appreciation(b)	(267,439)	44,955	(400,268)	(622,752)
New investments, repayments and settlements:(c)
Purchases	41,582,955	2,192,231	800,535	44,575,721
Settlements/repayments	(26,036,040)	(2,000,000)	-	(28,036,040)
Net amortization of premiums, PIK, discounts and fees	170,738	7,891	-	178,629
Sales	(499,500)	-	-	(499,500)
Fair Value as of September 30, 2019	$180,890,814	$17,315,785	$400,267	$198,606,866

(a)	Included in net realized gain on the accompanying Statement of Operations for the nine months ended September 30, 2019.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the nine months ended September 30, 2019.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at September 30, 2020 and 2019 were $(1,542,355) and $(949,494), respectively.

Investment Activities

The Company held a total of 202 investments with an aggregate fair value of $341,488,783 as of September 30, 2020. During the nine months ended September 30, 2020, the Company invested in 40 new investments for a combined $39,542,336 and in existing investments for a combined $12,834,005. The Company also received $27,907,668 in repayments from investments and $6,437,456 from investments sold during the nine months ended September 30, 2020.

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

Investment Concentrations

As of September 30, 2020, the Company’s investment portfolio consisted of investments in 174 companies located in 35 states across 22 different industries, with an aggregate fair value of $341,488,783. The five largest investments at fair value as of September 30, 2020 totaled $21,213,433 or 6.21% of the Company’s total investment portfolio as of such date. As of September 30, 2020, the Company’s average investment was $1,733,010 at cost.

As of December 31, 2019, the Company’s investment portfolio consisted of investments in 164 companies located in 33 states across 22 different industries, with an aggregate fair value of $330,874,911. The five largest investments at fair value as of December 31, 2019 totaled $21,465,158 or 7.16% of the Company’s total investment portfolio as of such date. As of December 31, 2019, the Company’s average investment was $2,028,793 at cost.

The following table outlines the Company’s investments by security type as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
		Percentage of		Percentage of		Percentage		Percentage
		Total		Total		of Total		of Total
	Cost	Investments	Fair Value	Investments	Cost	Investments	Fair Value	Investments
First lien debt	$318,377,852	90.95%	$310,785,990	91.01%	$310,257,401	93.25%	$308,814,856	93.33%
Second lien debt	30,569,567	8.73%	29,897,854	8.76%	21,344,024	6.41%	21,340,798	6.46%
Total Debt Investments	348,947,419	99.68%	340,683,844	99.77%	331,601,425	99.66%	330,155,654	99.79%
Equity and Preferred Shares	1,120,581	0.32%	804,939	0.23%	1,120,581	0.34%	719,257	0.21%
Total Equity Investments	1,120,581	0.32%	804,939	0.23%	1,120,581	0.34%	719,257	0.21%
Total Investments	$350,068,000	100.00%	$341,488,783	100.00%	$332,722,006	100.00%	$330,874,911	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
		Percentage of		Percentage of
Industry	Fair Value	Total Investments	Fair Value	Total Investments
Healthcare & Pharmaceuticals	$72,569,221	21.25%	$76,108,451	23.00%
High Tech Industries	64,178,581	18.79	58,327,844	17.63
Services: Business	45,402,430	13.30	44,376,771	13.41
Chemicals, Plastics & Rubber	28,042,227	8.21	28,747,162	8.69
Services: Consumer	19,709,417	5.77	25,757,966	7.78
Aerospace & Defense	19,320,069	5.66	12,911,355	3.90
Banking, Finance, Insurance & Real Estate	15,581,549	4.56	10,766,682	3.25
Capital Equipment	10,096,648	2.96	7,720,891	2.33
Construction & Building	9,583,136	2.81	6,989,790	2.11
Containers, Packaging & Glass	8,793,240	2.57	7,941,602	2.40
Consumer Goods: Non-durable	8,079,292	2.37	8,472,022	2.56
Automotive	7,239,147	2.12	6,294,153	1.90
Wholesale	7,028,587	2.06	7,219,568	2.18
Transportation: Cargo	7,028,298	2.06	7,192,803	2.17
Forest Products & Paper	5,171,247	1.51	4,379,293	1.32
Beverage, Food & Tobacco	3,910,300	1.15	3,930,263	1.19
Media: Advertising, Printing & Publishing	3,740,287	1.10	5,124,527	1.55
Consumer Goods: Durable	2,280,340	0.67	2,309,428	0.70
Retail	1,253,955	0.37	1,286,070	0.39
Metals & Mining	972,987	0.28	987,604	0.31
Hotel, Gaming & Leisure	951,346	0.27	3,503,815	1.06
Health Care Equipment & Services	556,479	0.16	526,851	0.17
	$341,488,783	100.00%	$330,874,911	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$85,824,540	25.13%	$87,146,010	26.34%
Midwest	74,389,638	21.78	68,357,102	20.66
West	56,500,337	16.55	52,320,288	15.81
Southwest	39,668,478	11.62	42,469,487	12.84
East	39,469,099	11.56	39,053,575	11.80
Southeast	37,089,380	10.86	35,674,150	10.78
Northwest	4,027,586	1.18	4,083,800	1.23
South	2,556,018	0.75	1,770,499	0.54
Other(a)	1,963,707	0.57	-	-
Total Investments	$341,488,783	100.00%	$330,874,911	100.00%

(a)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2020:

For the Fiscal Years Ending December 31:	Amount
2020	$754,813
2021	8,813,633
2022	21,775,107
2023	46,356,875
2024	80,285,522
Thereafter	192,862,923
Total contractual repayments	350,848,873
Adjustments to cost basis on debt investments(a)	(1,901,454)
Total Cost Basis of Debt Investments Held at September 30, 2020:	$348,947,419

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

COVID-19 Developments

During the three and nine months ended September 30, 2020 and subsequent to September 30, 2020, the COVID-19 pandemic has had a significant impact on the U.S. economy. Certain of the Company's portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which have resulted in a material adverse impact on the Company's net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies and may continue to adversely affect the Company’s future net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

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

For the three and nine months ended September 30, 2020, the Company recorded base management fees of $874,188 and $2,697,570, respectively, and waivers to the base management fees of $305,966 and $944,150, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2019, the Company recorded base management fees of $820,094 and $2,367,188, respectively, and waivers to the base management fees of $287,033 and $828,516, respectively, as set forth within the accompanying statements of operations.

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

The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from June 16, 2015, the effective date of the Company’s registration statement on Form 10 (file no. 000-55426), through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain Incentive Fees with respect to each of the investments in the Company’s portfolio.

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

For the three and nine months ended September 30, 2020, the Company recorded incentive fees related to net investment income of $356,461 and $1,641,419, respectively. Offsetting the incentive fees were waivers of the incentive fees of $320,815 and $1,437,466 for the three and nine months ended September 30, 2020, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2019, the Company recorded incentive fees related to net investment income of $680,250 and $1,939,486, respectively. Offsetting the incentive fees were waivers of the incentive fees of $543,178 and $1,553,628 for the three and nine months ended September 30, 2019, respectively, as set forth within the accompanying statements of operations.

Administrative Fee

The Company has also entered into an administration agreement (the “Administration Agreement”) with Audax Management Company, LLC (the “Administrator”) pursuant to which the Administrator provides administrative services to the Company. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include being responsible for the financial records which the Company is required to maintain and prepare reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement, including the cost of facilities, office equipment and the Company’s allocable portion of cost of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. Such costs are reflected as an administrative fee in the accompanying statements of operations.

The Company has also entered into a fee waiver agreement with the Administrator, pursuant to which the Administrator may waive, in whole or in part, its entitlement to receive reimbursements from the Company.

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2020, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2019, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2020 and December 31, 2019 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2020	December 31, 2019
Net base management fee due to Adviser	$568,222	$569,600
Net incentive fee due to Adviser	35,646	118,536
Total fees due to Adviser, net of waivers	603,868	688,136
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$670,118	$754,386

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$9,195,505	$3,753,794	$4,420,458	$11,338,921
Denominator for basic and diluted weighted average common shares	38,265,852	33,504,019	37,528,161	31,856,849
Basic and diluted net increase in net assets resulting from operations per common share	$0.24	$0.11	$0.12	$0.36

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

During the nine months ended September 30, 2020, the Company declared and paid distributions of $8,125,607, or $0.215 per share. The tax character of the distributions declared and paid represented $8,125,607 from ordinary income. During the nine months ended September 30, 2019, the Company declared and paid distributions of $8,306,889, or $0.26 per share. The tax character of the distributions declared and paid represented $8,246,864 from ordinary income and $60,025 from capital gains.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. The Company did not maintain any capital losses as of December 31, 2019. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2017, 2018 and 2019 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the three and nine months ended September 30, 2020 and 2019, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. On March 20, 2020, the same investor made an additional capital commitment of $11,200,000. As of September 30, 2020, $6,200,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of September 30, 2020 and December 31, 2019, were 38,343,577 and 35,109,246, respectively.

The following table details the activity of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended September 30, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2020	$37,793	$359,092,751	$(15,631,499)	$343,499,045
Net investment income	-	-	3,798,741	3,798,741
Net realized losses from investment transactions	-	-	(1,039,704)	(1,039,704)
Net change in unrealized appreciation on investments	-	-	6,436,468	6,436,468
Issuance of shares	550	4,999,450	-	5,000,000
Balance as of September 30, 2020	$38,343	$364,092,201	$(6,435,994)	$357,694,550

Three Months Ended September 30, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2019	$31,950	$304,182,330	$(2,512,777)	$301,701,503
Net investment income	-	-	4,397,403	4,397,403
Net realized losses from investment transactions	-	-	(826,185)	(826,185)
Net change in unrealized appreciation on investments	-	-	182,576	182,576
Issuance of shares	1,589	14,998,411	-	15,000,000
Balance as of June 30, 2019	$33,539	$319,180,741	$1,241,017	$320,455,297

Nine Months Ended September 30, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673
Net investment income	-	-	12,195,676	12,195,676
Net realized losses from investment transactions	-	-	(1,043,096)	(1,043,096)
Net change in unrealized depreciation on investments	-	-	(6,732,122)	(6,732,122)
Issuance of shares	3,233	29,996,767	-	30,000,000
Distributions to Stockholders	-	-	(8,125,607)	(8,125,607)
Reinvested Dividends	-	26	-	26
Balance as of September 30, 2020	$38,343	$364,092,201	$(6,435,994)	$357,694,550

Nine Months Ended September 30, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235
Net investment income	-	-	12,542,535	12,542,535
Net realized losses from investment transactions	-	-	(724,454)	(724,454)
Net change in unrealized depreciation on investments	-	-	(479,160)	(479,160)
Issuance of shares	5,269	49,994,731	-	50,000,000
Distributions to Stockholders	-	(60,025)	(8,246,864)	(8,306,889)
Reinvested Dividends	-	30	-	30
Balance as of September 30, 2019	$33,539	$319,180,741	$1,241,017	$320,455,297

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

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2020 and December 31, 2019:

Investment	Industry	September 30, 2020	December 31, 2019
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	Healthcare & Pharmaceuticals	$761,905	$761,905
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/31/24	Services: Business	540,000	136,667
EverCommerce, Senior Secured Initial Term Loan, 5.73% (Libor + 5.50%), maturity 8/23/25	High Tech Industries	498,632	464,713
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	Healthcare & Pharmaceuticals	288,796	288,796
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25	Services: Consumer	130,719	130,719
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24	Healthcare & Pharmaceuticals	101,130	9,519
OEConnection, Senior Secured Initial Term Loan, 5.00% (Libor + 4.00%), maturity 9/25/26(i)	High Tech Industries	96,860	142,180
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.23% (Libor + 4.00%), maturity 6/3/26	Services: Business	50,125	50,125
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.48% (Libor + 4.25%), maturity 8/31/26	Health Care Equipment & Services	37,278	98,225
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.23% (Libor + 4.00%), maturity 3/18/27	Banking, Finance, Insurance & Real Estate	-	-
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 3.98% (Libor + 3.75%), maturity 7/18/26	Containers, Packaging & Glass	-	437,500
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.73% (Libor + 3.50%), maturity 7/10/25	Healthcare & Pharmaceuticals	-	147,052
Mavis, Senior Secured Closing Date Term Loan (First Lien), 3.48% (Libor + 3.25%), maturity 3/20/25	Automotive	-	345,141
Tangent, Senior Secured Closing Date Term Loan (First Lien), 4.98% (Libor + 4.75%), maturity 11/30/24	Construction & Building	-	333,333
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.73% (Libor + 4.50%), maturity 9/30/26	Chemicals, Plastics & Rubber	-	252,692
Alpaca, Senior Secured Term Loan, 7.75% (Libor + 6.75%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	124,637
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 5/14/26	Services: Consumer	-	100,000
Ansira, Unitranche, 7.50% (Libor + 6.50%), maturity 12/20/24	Media: Advertising, Printing & Publishing	-	38,214
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 6/12/26	Banking, Finance, Insurance & Real Estate	-	17,544

		$2,505,445	$3,878,962

Unfunded commitments represent all amounts unfunded as of September 30, 2020 and December 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Per Share Data:
Net asset value, beginning of period	$9.09	$9.44	$9.44	$9.46
Net investment income(a)	0.10	0.13	0.32	0.39
Net realized (loss) gain on investments and change in unrealized depreciation on investments(a)(b)	0.14	(0.02)	(0.22)	(0.04)
Net increase (decrease) in net assets resulting from operations	$0.24	$0.11	$0.10	$0.35

Effect of equity capital activity
Distributions to stockholders from net investment income	-	-	(0.21)	(0.25)
Distributions to stockholders from return of capital	-	-	-	(0.01)
Net asset value at end of period	$9.33	$9.55	$9.33	$9.55
Total return(c)(g)	2.64%	1.17%	1.16%	3.69%
Shares of common stock outstanding at end of period	38,343,577	33,538,562	38,343,577	33,538,562

Statement of Assets and Liabilities Data:
Net assets at end of period	$357,694,550	$320,455,297	$357,694,550	$320,455,297
Average net assets(d)	353,156,796	319,461,535	348,029,571	308,451,516

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets- annualized(e)	1.76%	2.25%	2.02%	2.36%
Ratio of net expenses to average net assets- annualized(f)	1.06%	1.22%	1.10%	1.32%
Ratio of net investment income to average net assets- 4.28% 5.46% 4.68% 5.44% annualized
Portfolio turnover(g)	0.21%	1.58%	1.95%	1.64%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

COVID-19

The Company is continuing to assess the adverse financial and operational consequences that have resulted and may in the future result from the COVID-19 pandemic and the associated economic turbulence. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic, including the consequences resulting from another wave of infections and the actions taken by authorities and other entities to contain the spread of COVID-19, prevent another wave of infections or reduce its impact, all of which are beyond our control. As such, the Company cannot predict the extent to which its financial condition and results of operations will continue to be affected, and the magnitude of such consequences remains uncertain as of the filing of this quarterly report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, except where the context suggests otherwise, the terms “we,” us,” our” and the “Company” refer to Audax Credit BDC Inc. The information contained in this section should be read in the conjunction with the financial statements and notes to the financial statements appearing elsewhere in this quarterly report.

This quarterly report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of September 30, 2020, was approximately $341,488,783 and held in 174 portfolio companies as of September 30, 2020. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2019, was approximately $330,874,911 and held in 164 portfolio companies as of December 31, 2019.

During the nine months ended September 30, 2020, we invested in 40 new syndicated investments for a combined $39,542,336 and in existing investments for a combined $12,834,005. We also received $27,907,668 in repayments from investments and $6,437,456 from investments sold during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we invested in 54 new syndicated investments for a combined $90,412,665 and in existing investments for a combined $20,244,318. We also received $46,240,554 in repayments from investments and $5,017,964 from investments sold during the nine months ended September 30, 2019. The decrease in the value of our investments during the nine months ended September 30, 2020 as compared to the same period during the previous year was primarily due to the adverse impact of the COVID-19 pandemic impact on market conditions.

In addition, for the three and nine months ended September 30, 2020, we had a change in unrealized appreciation (depreciation) of approximately $6,436,468 and $(6,732,122), respectively, and realized losses of $1,039,704 and $1,043,096, respectively. In addition, for the three and nine months ended September 30, 2019, we had a change in unrealized appreciation (depreciation) of approximately $182,576 and $(479,160), respectively, and realized losses of $826,185 and $724,454, respectively.

Our investment activity for the nine months ended September 30, 2020 and 2019, is presented below:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Beginning investment portfolio, at fair value	$330,874,911	$264,662,881
Investments in new portfolio investments	39,542,336	90,412,665
Investments in existing portfolio investments	12,834,005	20,244,318
Principal repayments	(27,907,668)	(46,240,554)
Proceeds from investments sold	(6,437,456)	(5,017,964)
Change in premiums, discounts and amortization	357,873	199,813
Net change in unrealized depreciation on investments	(6,732,122)	(479,160)
Realized loss on investments	(1,043,096)	(724,452)
Ending portfolio investment activity, at fair value	$341,488,783	$323,057,547
Number of portfolio investments	202	168
Average investment amount, at cost	$1,733,010	$1,935,441
Percentage of investments at floating rates	99.41%	100.00%

As of September 30, 2020 and December 31, 2019, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2020 and through November 13, 2020, we invested $2,453,983 at cost in eight portfolio companies.

COVID-19 Developments

As the COVID-19 outbreak continues to evolve, we cannot reasonably predict its full impact on our business operations, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities in response to another wave of infections. As such, the extent to which COVID-19 and/or other health pandemics may continue to negatively affect our operating results and financial condition and the operating results and financial condition of our portfolio companies, or the duration of any potential business or supply-chain disruption for us, our Adviser and/or our portfolio companies, is uncertain.

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

Revenue

Total investment income for the three and nine months ended September 30, 2020 and 2019 is presented in the table below.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Total interest income from non-controlled/non- affiliated investments	$4,721,470	$5,347,398	$14,885,290	$15,433,946
Total other interest income	1,058	28,722	31,053	122,237
Total other income	14,577	5,214	153,950	38,364
Total investment income	$4,737,105	$5,381,334	$15,070,293	$15,594,547

Total investment income for the three months ended September 30, 2020 decreased to $4,737,106 from $5,381,334 for the three months ended September 30, 2019, and was driven by a decrease in LIBOR over the period which was partially offset by our increasing investment balance. Total investment income for the nine months ended September 30, 2020 decreased to $15,070,293 from $15,594,547 for the nine months ended September 30, 2019, and was driven by a decrease in LIBOR over the period which was partially offset by our increasing investment balance. As of September 30, 2020 and 2019, the size of our debt portfolio was $348,947,419 and $324,033,544 at amortized cost, respectively, with total debt principal amount outstanding of $350,848,873 and $325,653,783, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Base management fee(a)	$874,188	$820,094	$2,697,570	$2,367,188
Incentive fee(a)	356,461	680,250	1,641,419	1,939,486
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	52,500	52,500	157,500	157,500
Professional fees	132,514	136,660	369,572	524,791
Other expenses	83,232	58,388	191,422	246,441
Total expenses	1,565,145	1,814,142	5,256,233	5,434,156
Base management fee waivers(a)	(305,966)	(287,033)	(944,150)	(828,516)
Incentive fee waivers(a)	(320,815)	(543,178)	(1,437,466)	(1,553,628)
Total expenses, net of waivers	$938,364	$983,931	$2,874,617	$3,052,012

    (a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended September 30, 2020 in comparison to the three months ended September 30, 2019 was driven by our increasing invested balance. For the three months ended September 30, 2020 and 2019, we accrued gross base management fees before waivers of $874,188 and $820,094, respectively. Offsetting those fees, we recognized base management fee waivers of $305,966 and $287,033, respectively. For the three months ended September 30, 2020, we accrued incentive fees related to net investment income before waivers of $356,461, offset by incentive fee waivers of $320,815. For the three months ended September 30, 2019, we accrued incentive fees related to net investment income before waivers of $680,250, offset by incentive fee waivers of $543,178. Additionally, we accrued $66,250 of administrative fees for the three months ended September 30, 2020 and 2019. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended September 30, 2020 and 2019, we incurred professional fees of $132,514 and $136,660, respectively, related to audit fees, tax fees, and legal fees. We also incurred expenses related to fees paid to our independent directors of $52,500 for both the three months ended September 30, 2020 and 2019.

The increase in base management fees before waivers for the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019 was driven by our increasing invested balance. For the nine months ended September 30, 2020 and 2019, we accrued gross base management fees before waivers of $2,697,570 and $2,367,188, respectively. Offsetting those fees, we recognized base management fee waivers of $944,150 and $828,516, respectively. For the nine months ended September 30, 2020, we accrued incentive fees related to net investment income before waivers of $1,641,419, offset by incentive fee waivers of $1,437,466. For the nine months ended September 30, 2019, we accrued incentive fees related to net investment income before waivers of $1,939,486, offset by incentive fee waivers of $1,553,628. Additionally, we accrued $198,750 of administrative fees for the nine months ended September 30, 2020 and 2019. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the nine months ended September 30, 2020 and 2019, we incurred professional fees of $369,572 and $524,791, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fees was driven by a decrease in legal expenses during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. We also incurred expenses related to fees paid to our independent directors of $157,500 for both the nine months ended September 30, 2020 and 2019.

Realized and Unrealized Gains and Losses

We recognized $1,039,704 and $826,185 in net realized losses for the three months ended September 30, 2020 and 2019, respectively. We recognized $1,043,096 and $724,454 in net realized losses gains for the nine months ended September 30, 2020 and 2019, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2020 and 2019 was as follows:

Type	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
First Lien Debt	$6,103,810	$232,811	$(6,149,319)	$89,811
Second Lien Debt	381,273	(50,235)	(668,484)	(168,705)
Equity and Preferred Shares	(48,615)	-	85,681	(400,266)
Net change in unrealized appreciation (depreciation) on investments	$6,436,468	$182,576	$(6,732,122)	$(479,160)

Net change in unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2020 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three and nine months ended September 30, 2019 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock (“Shares”), from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of September 30, 2020 and December 31, 2019, we had cash of $24,955,930 and $5,506,217, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $2,424,706. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans. Net cash used in operating activities for the nine months ended September 30, 2019 was $48,015,173. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans.

As of September 30, 2020 and December 31, 2019, we had nine and eighteen investments, respectively, with unfunded commitments of $2,505,445 and $3,878,962, respectively. We believe that, as of September 30, 2020 and December 31, 2019, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Beginning investment portfolio	$330,874,911	$264,662,881
Investments in new portfolio investments	39,542,336	90,412,665
Investments in existing portfolio investments	12,834,005	20,244,318
Principal repayments	(27,907,668)	(46,240,554)
Proceeds from sales of investments	(6,437,456)	(5,017,964)
Net change in unrealized depreciation on investments	(6,732,122)	(479,160)
Net realized loss on investments	(1,043,096)	(724,452)
Net change in premiums, discounts and amortization	357,873	199,813
Investment Portfolio, at Fair Value	$341,488,783	$323,057,547

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2020 was $21,874,419 from issuances of 3,234,331 Shares to our stockholders, in connection with our capital calls and our dividend reinvestment program during the period. This was partially offset by $8,125,581 of distributions paid to our common stockholders. Net cash provided by our financing activities for the nine months ended September 30, 2019 was $41,693,141 from issuances of 5,268,913 Shares to our stockholders, in connection with our capital calls and our dividend reinvestment program during the period. This was partially offset by $8,306,859 of distributions paid to our common stockholders.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. On March 20, 2020, the same investor made an additional capital commitment of $11,200,000. As of September 30, 2020, $6,200,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of September 30, 2020 and December 31, 2019, were 38,343,577 and 35,109,246, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared and paid distributions of $8,125,607, or $0.215 per share during the nine months ended September 30, 2020. We declared and paid distributions of $8,306,889, or $0.26 per share during the nine months ended September 30, 2019.

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

Related Party Fees

For the three months ended September 30, 2020 and 2019, we recorded base management fees of $874,188 and $820,094, respectively. Offsetting these fees were waivers to the base management fees of $305,966 and $287,033, respectively, as set forth within the accompanying statements of operations.

For the nine months ended September 30, 2020 and 2019, we recorded base management fees of $2,697,570 and $2,367,188, respectively. Offsetting those fees were waivers to the base management fees of $944,150 and $828,516, respectively, as set forth within the accompanying statements of operations.

For the three and nine months ended September 30, 2020, we recorded incentive fees of $356,461 and $1,641,419, respectively. Offsetting these fees were waivers to the incentive fees of $320,815 and $1,437,466, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2019, we recorded incentive fees of $680,250 and $1,939,486, respectively. Offsetting these fees were waivers to the incentive fees of $543,178 and $1,553,628, respectively, as set forth within the accompanying statements of operations.

For the three months ended September 30, 2020 and 2019, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations. For both the nine months ended September 30, 2020 and 2019, we recorded administrative fees of $198,750 as set forth within the accompanying statements of operations.

Fees due to related parties as of September 30, 2020 and December 31, 2019 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2020	December 31, 2019
Net base management fee due to Adviser	$568,222	$569,600
Net incentive fee due to Adviser	35,646	118,536
Total fees due to Adviser, net of waivers	603,868	688,136
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$670,118	$754,386

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2020, we had nine investments with unfunded commitments of $2,505,445. As of December 31, 2019, we had eighteen investments with unfunded commitments of $3,878,962. We believe that, as of September 30, 2020 and December 31, 2019, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates based on LIBOR or an equivalent risk-free index rate. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Stock and our rate of return on invested capital. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities held by us. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of September 30, 2020 and December 31, 2019, all of our investments included variable rates with a minimum guaranteed rate, or floor, and bore interest at the minimum guaranteed rate.

In addition, the COVID-19 pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, could result in a reduction of our gross investment income.

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(208,207)
Down 200 basis points	(208,207)
Down 100 basis points	(208,207)
Up 100 basis points	1,736,360
Up 200 basis points	5,244,849
Up 300 basis points	8,753,338

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020 as well as our Current Report on Form 8-K filed with the SEC on May 18, 2020.

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

Audax Credit BDC Inc.

Date: November 13, 2020	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 13, 2020	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer