Form 10-K
period 2020-12-31
Audax Credit BDC Inc.
filed 2021-03-19
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2020, there was no established public market for the registrant’s common stock. The registrant had 39,009,531 shares of common stock, par value $0.001 per share, issued and outstanding as of March 19, 2021.

Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

Although we have no present intention of doing so, we may decide to incur indebtedness for the purpose of funding investments and for general corporate purposes, which we refer to as “leverage.” If we do incur leverage in the near term, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Specifically, as a BDC, and absent specific authorization by our Board of Directors or stockholders, we are only allowed to borrow amounts such that our asset coverage meets the requirements of the 1940 Act, which is currently at least 200% after such borrowing. In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

•

utilize our Adviser’s investment team’s experience in middle-market debt investing; the senior team members average 30 years of middle-market debt investing experience through all phases of the credit cycle;

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. While the London Interbank Offered Rate, or LIBOR, is the most commonly used base rate, we also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as a “LIBOR Floor.” This feature, which first appeared in the debt markets in 2008, sets a minimum rate to be used as the LIBOR or prime rate component of the loan’s interest rate calculation. As of December 31, 2020, LIBOR Floors in our loan agreements ranged from 0.00% to 1.00% per annum, as compared to the one-month and three-month LIBOR of 0.14% and 0.24%, respectively, on such date. See “Item 1A. Risk Factors — Risks Related to our Investments — We are exposed to risks associated with changes in interest rates” for more information regarding the anticipated transition away from LIBOR.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2020, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 1.00%.

We believe our proven deal sourcing capabilities, combined with our focus on prudent lending practices, enable us to identify investments with the potential for attractive current returns and downside protection. Our focus on the middle-market should create opportunities for us to invest in companies with more conservative capital structures and higher historical recovery rates than those generally found in larger, broadly syndicated transactions.

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

We believe the returns we can generate from current yield, fees, and/or OID on senior secured loans in the current credit market environment are attractive on a risk-adjusted basis and a historical basis. We also believe the changing dynamics of the lending environment over the past several years have made lending to U.S. middle-market companies an increasingly attractive investment opportunity. A multi-year trend of consolidation in the U.S. banking sector has resulted in fewer traditional lenders focused on lending to middle-market companies. As the banking industry has consolidated, banks have grown larger, and we believe the remaining banks have focused their lending activities on larger, broadly syndicated transactions to achieve the revenue and operating requirements due to their scale.

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

Middle-market loans generally earn a premium over broadly syndicated loans. From January 2000 through December 2020, the loan spread premium of middle-market loans over broadly syndicated loans ranged between -5 basis points and 209 basis points. Over that same period, the average spread of middle-market loans was 102 basis points higher than the average spread of broadly syndicated loans. As of December 31, 2020, the interest rate spread gap was near historically wide levels, with middle-market loans earning on average 193 basis points more than broadly syndicated loans during the twelve months ended December 31, 2020.

Middle-market loans generally benefit from lower leverage. Since the beginning of 1997 through the end of 2020, the difference in the ratio of total debt to EBITDA for middle-market and broadly syndicated loans generally ranged between 0.1x and 0.9x. On average, the total debt to EBITDA ratio for middle-market loans was 0.6x lower than broadly syndicated loans during that 24-year period.

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

The principals of our Adviser who are responsible for its senior debt advisory activities have worked together at Audax Group and previously at General Electric Capital Corporation for more than 20 years, during which time they have focused on investing in senior debt issued by private middle-market companies and have invested in excess of $18.2 billion through multiple cycles. We believe that we benefit from our Adviser’s experience in originating investments for us and, (to the extent permitted by the 1940 Act and the exemptive relief that we and the Adviser have been granted from the U.S. Securities and Exchange Commission, or the SEC), co-investment opportunities.

From its inception in 2007 through the end of December 31, 2020, the senior debt business of our Adviser, or Audax Senior Debt, invested $18.2 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the mezzanine debt and private equity businesses of Audax Group, together hold investments in over 338 middle-market companies across a wide variety of industries as of December 31, 2020.

Specifically, we believe Audax Senior Debt and the Audax Group platform provide advantages in sourcing transactions, accessing proprietary due diligence (subject to applicable confidentiality obligations), and leveraging the lengthy investing experience of the senior members of the Audax Group investment team.

•	Sourcing—Audax Group’s mezzanine and private equity teams often get an early look at prospective middle-market merger and acquisition, or M&A, transactions in the early stages of a sale process. Given this early insight into middle-market sale transactions, our Adviser can often evaluate investment opportunities before many of its competitors. Since most of these M&A transactions have a senior debt component, we believe the Adviser’s investment team often becomes aware of senior debt lending opportunities well before other firms.

•	Due diligence—As of December 31, 2020, Audax Group held over 338 portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.

•	Investing experience—As of December 31, 2020, the Co-CEOs and 44 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 23 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2020, the Audax Group platform sourced 7,165 senior debt investment opportunities and ultimately invested $18.2 billion in 707 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to take advantage of opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2020, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of the Company’s loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 4.40x and an average interest rate spread of 4.86%, which is the difference between the interest rate on the Company’s loan and the interest rate on the comparable risk-free instrument, typically the three-month LIBOR. We believe both of these measures compare favorably to broadly syndicated and other middle-market loans that have come to market during the same period.

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

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select second lien loans by making investments generally in the range of $1.0 million to $4.0 million in privately owned, U.S.-based middle-market companies. Set forth below is a list of our ten largest investments as of December 31, 2020 and 2019, as well as the top ten industries in which we were invested as of December 31, 2020 and 2019, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2020
Portfolio Company	Fair Value	Percentage of Total Investments
CPI International 2019	$5,248,949	1.48%
DuBois Chemicals 2019	4,759,419	1.34
MedRisk 2018	4,525,000	1.27
Advarra	4,303,015	1.21
Radiology Partners 2018	4,176,927	1.18
Specialty Care	4,158,843	1.17
Veritext	4,077,761	1.15
CoAdvantage 2019	3,940,125	1.11
Plaskolite 2018	3,919,776	1.10
Qlik Technologies	3,910,450	1.10
	$43,020,265	12.11%

	December 31, 2019
Portfolio Company	Fair Value	Percentage of Total Investments
CIBT 2017	$5,370,023	1.62%
Radiology Partners 2018	5,211,316	1.58
Pathway Partners 2019	4,943,769	1.49
MedRisk 2018	4,550,000	1.38
Specialty Care	4,184,597	1.26
Veritext	4,166,951	1.26
CoAdvantage 2019	3,970,050	1.20
CPI International 2019	3,970,000	1.20
Qlik Technologies	3,950,150	1.19
RevSpring	3,950,100	1.19
	$44,266,956	13.37%

	December 31, 2020
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$76,049,509	21.40%
High Tech Industries	61,586,355	17.33
Services: Business	50,490,828	14.21
Chemicals, Plastics & Rubber	31,878,575	8.97
Aerospace & Defense	20,755,039	5.84
Banking, Finance, Insurance & Real Estate	16,984,886	4.78
Services: Consumer	15,809,209	4.45
Automotive	12,179,594	3.43
Containers, Packaging & Glass	11,243,766	3.16
Capital Equipment	9,834,504	2.77
	$306,812,265	86.34%

	December 31, 2019
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$76,108,451	23.00%
High Tech Industries	58,327,844	17.63
Services: Business	44,376,771	13.41
Chemicals, Plastics & Rubber	28,747,162	8.69
Services: Consumer	25,757,966	7.78
Aerospace & Defense	12,911,355	3.90
Banking, Finance, Insurance & Real Estate	10,766,682	3.25
Consumer Goods: Non-durable	8,472,022	2.56
Containers, Packaging & Glass	7,941,602	2.40
Capital Equipment	7,720,891	2.33
	$281,130,746	84.95%

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

License Agreement

We have entered into a license agreement with an affiliate of the Adviser pursuant to which such affiliate has granted us a non-exclusive, royalty-free license to use the name “Audax” for specified purposes in our business. Under this agreement, we have a right to use the “Audax” name, subject to certain conditions, for so long as our Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Audax” name.

Investment Advisory Agreement

We have entered into an investment advisory agreement, or the Investment Advisory Agreement, with our Adviser. Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an Incentive Fee. Our Adviser may, from time-to-time, grant waivers on our obligations, including waivers of the base management fee and/or Incentive Fee, under the Investment Advisory Agreement. We also entered into a management fee waiver agreement with our Adviser on July 8, 2015, or the Waiver Agreement, which we or the Adviser may terminate upon 60 days’ prior written notice.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We will continue to review the new rule and its impact on us and our valuation policies.

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

○

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

○

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

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2020, 2019, and 2018.

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

On the other hand, for a BDC, once a public market develops and lock-ups pursuant to any subscription agreements in respect of the shares expire, an investor is free to sell shares and control the timing of any capital return. The timing and pricing of any initial public offering of our Common Stock, or an IPO, and subsequent trading price of the Shares will depend on market conditions and our Adviser’s investment performance. Prior to an IPO, the Shares will be subject to certain transfer restrictions. Following an IPO, investors may be restricted from selling or disposing of their Shares by applicable securities laws, contractually by a lock-up agreement with the underwriters of the IPO and contractually through restrictions contained in the subscription agreement in respect of the Shares. We note, however, that shares of our Common Stock are not currently traded on a national securities exchange, and we do not currently intend to target a quotation or listing of our Common Stock on a national securities exchange to allow for such trading.

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

Senior Securities

While there is no present intention to do so, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Shares if our asset coverage complies with the requirements of the 1940 Act. Under the 1940 Act, and absent specific authorization by our Board of Directors or stockholders, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, or the SBCAA, which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.

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

The following is a summary of the principal risk factors associated with an investment in us. Further details regarding each risk included in the summary can be found further below.

•	Investing in the Shares involves a high degree of risk, and you could lose all or part of your investment.

•

Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results

•	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
•	Our portfolio securities may be thinly traded and, as a result, the lack of liquidity in our investments may adversely affect our business.
•	We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
•	We are exposed to risks associated with changes in interest rates.
•	To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional investments in portfolio companies.
•	There is no public market for the Shares, and we do not expect any market for the Shares to develop.
•

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

•

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
•

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.

•

Our Adviser and its affiliates, including our officers and some of our directors, could face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

•

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose its key professional(s), our ability to achieve our investment objective could be significantly harmed.

•	Regulations governing our operation as a BDC and a RIC may affect our ability to, and the way in which we, raise additional capital and reduce our operating flexibility.
•

Each of our Adviser and Administrator is able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•

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

We typically lend directly to borrowers, and structure our investments to include fixed repayment schedules and extensive contractual rights and remedies. We do not expect to invest in structured products and investments and intend to focus on cash-pay instruments that pay interest on a monthly or quarterly basis, typically with maturities ranging from five to seven years. Such first lien senior secured loans typically do not include equity co-investments, warrants or PIK payment terms. However, to the extent we invest in securities ranking more junior in a borrower’s capital structure, which we do not expect to be a focus of our portfolio, such investments may include some or all of these attributes. Any equity co-investments, warrants or PIK instruments we hold may involve certain risks that are not applicable to the types of securities in which we typically invest. These risks include the possibility of being unsecured with respect to our claim on such investments if the portfolio company were to go bankrupt or being paid less upon such bankruptcy than we otherwise would have had such investment been in the form of a senior loan.

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

Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of a strain of novel coronavirus causing respiratory illness (“COVID-19”) that emerged in December 2019, which has been identified as a global pandemic by the World Health Organization. The COVID-19 pandemic continues to adversely impact global economic activity and has contributed to substantial instability in financial markets. In response, governmental authorities in affected jurisdictions, including the United States, have implemented drastic measures, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). COVID-19 effectively resulted in the cessation of all “non-essential” business activities for a period of time. While certain state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders due to a resurgence of COVID-19 cases and the emergence of more contagious strains of the virus. In addition, although the U.S. Federal Food and Drug Administration has authorized COVID-19 vaccines for emergency use starting in December 2020, it is unclear how quickly such vaccines will be rolled out within the United States and globally or when “herd immunity” will be achieved. Any significant delays in the distribution of the vaccines could result in continued market disruptions for a prolonged period of time. Even as the world begins to recover from the COVID-19 pandemic, many major economies, including the U.S. economy, may continue to experience a period of recession. We are closely monitoring the developments of COVID-19 and continually assessing the potential impact on our business and the business of our portfolio companies, including the impact of the closures and restrictions described above. Depending on the duration and magnitude of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in industries impacted more significantly by the pandemic, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. Although it is impossible to predict the consequences of these governmental actions, it is clear that these types of events are negatively impacting and will continue to negatively impact us and our portfolio companies in the future.

Any prolonged disruptions in the business of our portfolio companies, including a disruption in their supply chains may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. In addition, such events may lead to restrictions on travel to and from the affected areas, making it more difficult for our portfolio companies to conduct their businesses. As a result of pandemic outbreaks, including the COVID-19 pandemic, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America, Europe, or other locations significant to the operations of our portfolio companies, could adversely affect their workforce, resulting in serious health issues and absenteeism, and may cause serious harm to our results of operations, business, or prospects.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced that it intends to phase out the use of LIBOR by the end of 2021. The ICE Benchmark Administration Limited, the administrator of LIBOR, subsequently announced that (i) it intends to cease publication of 1-week and 2-month U.S. dollar LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it intends to continue publication of the remaining U.S. dollar LIBOR tenors until June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined.

If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. To date, certain of the loan agreements with our portfolio companies have already been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.

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

We have a limited operating history.

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

Uncertainty about administration initiatives of the U.S. presidential administration could negatively impact our business, financial condition and results of operations.

The current U.S. administration has expressed the intent to make significant changes to U.S. trade, healthcare, climate change, immigration, foreign and government regulatory policies. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current U.S. administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, federal income and other taxes, energy production, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

As a consequence of the United Kingdom’s vote to withdraw from the European Union, the government of the United Kingdom gave notice of its withdrawal from the European Union, commonly referred to as “Brexit”. The United Kingdom exited from the European Union on January 31, 2020. A new Trade and Cooperation Agreement reached between the European Union and United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the European Union, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. In addition, continuing signs of deteriorating sovereign debt conditions in Europe and an economic slowdown in China create uncertainty that could lead to further disruptions, instability and weakening consumer, corporate and financial confidence. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit, European sovereign debt, or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time or that there may not be inadvertent errors in the application of our Adviser’s allocation policy.

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

The Diversification Tests are satisfied if we meet certain asset composition requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private companies, and therefore are relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

The net asset value and liquidity, if any, of the market for the Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	changes in regulatory policies or tax guidelines, particularly with respect to RICs and/or BDCs;
•	loss of RIC and/or BDC status;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•	departure of either of our Adviser or certain of its key personnel;
•	general economic trends and other external factors;
•	the potential loss of a major funding source; and
•	the length and duration of the COVID-19 pandemic in the United States and worldwide and the magnitude of the economic impact of such pandemic.

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

General Risk Factors

Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial conditions.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make or that impose limits on our ability to pledge a significant amount of our assets to secure loans or that restrict the operations of a portfolio company, any of which could harm us and our stockholders and the value of our investments, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which influences many aspects of the financial services industry, have been amended or repealed, and the Code has been substantially amended and reformed. Any amendment or repeal of legislation, or changes in regulations or regulatory interpretations thereof, could create uncertainty in the near term, which could have a material adverse impact on our business, financial condition and results of operations.

In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to change our investment strategy in order to avail ourselves to new or different opportunities. Such changes could differ materially from the strategies and plans set forth in this annual report and may shift our investment focus from the areas of expertise of our Adviser. For example, the Biden administration has announced its intention to enact substantive regulations that, if adopted, will affect substantial aspects of our business. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until the completion of an IPO, our outstanding Common Stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. See “— Recent Sales of Unregistered Securities and Purchases of Equity Securities” below for more information. There is currently no public market for our Common Stock, nor can we give any assurance that one will develop.

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

Holders

As of March 19, 2021, we had two stockholders of record.

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

The distributions declared during the year ended December 31, 2020, were derived from $0.42 of net investment income and $0.01 return of capital. The distributions declared during the year ended December 31, 2019, were derived from $0.52 of net investment income.

We have notified shareholders of amounts for use in preparing 2020 income tax forms in January 2021. The following information is provided pursuant to provisions of the Code. The Company designates $0 as capital gain dividends paid during the fiscal year ended December 31, 2020.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2020:

Date of Sale	Shares Sold	Aggregate Offering Price
January 10, 2020	1,588,983	$15 million
April 3, 2020	1,095,290	10 million
July 14, 2020	550,055	5 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2019:

Date of Sale	Shares Sold	Aggregate Offering Price
January 11, 2019	2,114,165	$20 million
April 5, 2019	1,565,762	15 million
July 3, 2019	1,588,983	15 million
October 2, 2019	1,570,681	15 million

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2020, 2019 and 2018 were derived from our accompanying audited financial statements and notes to the financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying financial statements, notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Statement of Operations Data:
Income
Total investment income	$19,792,118	$21,029,469	$15,565,122
Expenses
Net expense	3,860,165	4,067,186	3,007,021
Net investment income	15,931,953	16,962,283	12,558,101
Net realized loss on investments	(2,487,206)	(672,026)	449,694
Net change in unrealized depreciation on investments	(1,783,854)	(229,677)	(1,778,021)
Net increase in net assets resulting from operations	$11,660,893	$16,060,580	$11,229,774

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.42	$0.52	$0.52
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.31	0.49	0.46
Distributions declared per common share	0.42	0.51	0.52

Statement of Assets and Liabilities Data:
Total assets	$360,602,977	$339,396,997	$282,945,853
Total liabilities	3,720,116	7,997,324	15,522,618
Net assets	356,882,861	331,399,673	267,423,235
Net asset value per common share	9.31	9.44	9.46
Common shares outstanding	38,343,580	35,109,246	28,269,649
Weighted common shares outstanding - basic and diluted	37,733,129	32,672,328	24,340,035

Other Data:
Number of portfolio investments	216	176	144
Average investment amount (b)	$1,661,994	$1,890,466	$1,849,169
Percentage of investments at floating rates (b)	99.39%	99.38%	100.00%

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section of our Registration Statement and this Form 10-K entitled “Item 1A. Risk Factors”, elsewhere in this annual report on Form 10-K and in other filings we may make with the SEC from time to time. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2020, was approximately $355,359,843 and held in 186 portfolio companies as of December 31, 2020. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2019, was approximately $330,874,911 and held in 164 portfolio companies as of December 31, 2019.

During the year ended December 31, 2020, we purchased $94,728,330 in investments, and we had $50,661,971 in debt repayments by existing portfolio companies, and $15,930,065 in sales of securities of portfolio companies. During the year ended December 31, 2019, we purchased $134,467,139 in investments, and we had $58,594,377 in debt repayments by existing portfolio companies, and $9,096,342 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2020, we had a change in unrealized depreciation of $1,783,854 and realized losses of $2,487,206, and for the year ended December 31, 2019, we had a change in unrealized depreciation of $229,677 and realized losses of $672,026.

Our investment activity for the years ended December 31, 2020 and 2019, is presented at fair value below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Beginning investment portfolio, at fair value	$330,874,911	$264,662,881
Investments in new portfolio investments	80,046,693	112,937,320
Investments in existing portfolio investments	14,681,637	21,529,819
Principal repayments	(50,661,971)	(58,594,377)
Proceeds from investments sold	(15,930,065)	(9,096,342)
Change in premiums, discounts and amortization	619,698	337,313
Net change in unrealized depreciation on investments	(1,783,854)	(229,677)
Realized loss on investments	(2,487,206)	(672,026)
Ending portfolio investment activity, at fair value	$355,359,843	$330,874,911
Number of portfolio investments	216	176
Average investment amount, at cost	$1,661,994	$1,890,466
Percentage of investments at floating rates	99.39%	99.38%

As of December 31, 2020 and 2019, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2020 through March 19, 2021, we invested $12,556,153 at cost in ten different portfolio companies.

On December 28, 2020, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 665,951 shares of Common Stock for an aggregate offering price of $6.2 million. The sale closed on January 8, 2021.

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2020 and 2019. For a comparison of our results of operations for the years ended December 31, 2019 and 2018, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 17, 2020.

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the years ended December 31, 2020 and 2019, is presented in the table below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Total interest income from non-controlled/non- affiliated investments	$19,537,154	$20,812,478
Total other interest income	31,828	145,127
Total other income	223,136	71,864
Total investment income	$19,792,118	$21,029,469

Total investment income for the year ended December 31, 2020 decreased to $19,792,118 from $21,029,469 for the year ended December 31, 2019, and was primarily driven by a decrease in LIBOR over the period which was partially offset by our increasing investment balance. As of December 31, 2020 and 2019, the size of our debt portfolio was $357,702,705 and $331,601,425 at amortized cost, respectively, with total principal amount of debt outstanding of $360,001,763 and $333,335,057, respectively.

Expenses

Total expenses net of waivers for the years ended December 31, 2020 and 2019, were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Base management fee(a)	$3,616,250	$3,243,496
Incentive fee(a)	1,818,457	2,620,312
Administrative fee(a)	265,000	265,000
Directors’ fees	210,000	210,000
Professional fees	522,998	650,709
Other expenses	289,947	328,812
Total expenses	6,722,652	7,318,329
Base management fee waivers(a)	(1,265,687)	(1,135,224)
Incentive fee waivers(a)	(1,596,800)	(2,115,919)
Total expenses, net of waivers	$3,860,165	$4,067,186

 (a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the year ended December 31, 2020 in comparison to the year ended December 31, 2019 was driven by our increasing invested balance. For the years ended December 31, 2020 and 2019, we accrued gross base management fees before waivers of $3,616,250 and $3,243,496, respectively. Offsetting those fees, we recognized base management fee waivers of $1,265,687 and $1,135,224, respectively. For the years ended December 31, 2020 and 2019, we accrued incentive fees related to net investment income before waivers of $1,818,457 and $2,620,312, respectively. Offsetting those fees during the periods were incentive fee waivers of $1,596,800 and $2,115,919, respectively. For the years ended December 31, 2020 and 2019, we did not accrue incentive fees related to capital gains. Additionally, we accrued $265,000 of administrative fees for each of the years ended December 31, 2020 and 2019. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the years ended December 31, 2020 and 2019, we incurred professional fees of $522,998 and $650,709, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fess was driven by a decrease in legal expenses during the year ended December 31, 2020. We also incurred expenses related to fees paid to our independent directors of $210,000 for the years ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, we incurred other expenses of $289,947 and $328,812, respectively.

Realized and Unrealized Gains and Losses

We recognized $2,487,206 in net realized losses for the year ended December 31, 2020. We recognized $672,026 in net realized losses for the year ended December 31, 2019.

Net change in unrealized depreciation on investments for the years ended December 31, 2020, and 2019, is presented in the table below, was as follows:

Type	Year Ended December 30, 2020	Year Ended December 30, 2019
First Lien Debt	$(1,388,396)	$111,757
Second Lien Debt	(473,021)	59,890
Equity and Preferred Shares	77,563	(401,324)
Net change in unrealized depreciation on investments	$(1,783,854)	$(229,677)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Set forth below are our financial condition, liquidity and capital resources for the years ended December 31, 2020 and 2019. For information regarding our liquidity and capital resources for the year ended December 31, 2018, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 17, 2020.

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2020 and 2019, we had cash of and $4,289,122 and $5,506,217, respectively.

Operating Activities

Net cash used in the operating activities for the year ended December 31, 2020 was $15,930,065. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in the operating activities for the year ended December 31, 2019 was $60,124,786. The primary operating activity during this period was investments in portfolio companies. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of December 31, 2020 and 2019, we had fourteen and eighteen investments with unfunded commitments of $3,676,567 and $3,878,962, respectively. We believe that, as of both December 31, 2020 and 2019, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Beginning investment portfolio	$330,874,911	$264,662,881
Investments in new portfolio investments	80,046,693	112,937,320
Investments in existing portfolio investments	14,681,637	21,529,819
Principal repayments	(50,661,971)	(58,594,377)
Proceeds from sales of investments	(15,930,065)	(9,096,342)
Net change in unrealized depreciation on investments	(1,783,854)	(229,677)
Net realized loss on investments	(2,487,206)	(672,026)
Net change in premiums, discounts and amortization	619,698	337,313
Investment Portfolio, at Fair Value	$355,359,843	$330,874,911

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2020 was $13,822,295 from issuances of 3,234,328 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $16,177,757 or $0.43 per share. Net cash provided by our financing activities for the year ended December 31, 2019 was $47,915,858 from issuances of 6,839,591 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $17,084,142 or $0.51 per share.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. On March 20, 2020, the same investor made an additional capital commitment of $11,200,000. As of December 31, 2020, $6,200,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of December 31, 2020 and December 31, 2019, were 38,343,580 and 35,109,246, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2020 and 2019:

	Common stock shares in issue
	Year Ended December 31, 2020	Year Ended December 31, 2019
Shares in issue, beginning of period	35,109,246	28,269,649
Common stock issued ($30,000,000 and $65,000,000, respectively )	3,234,328	6,839,591
Issuance of common shares in connection with dividend reinvestment plan ($52, and $60, respectively)	6	6
Shares in issue, end of period	38,343,580	35,109,246

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Unfunded commitments(1)	$3,676,567	3,676,567	—	—	$—
Total contractual obligations	$3,676,567	3,676,567	—	—	$—

(1)

Unfunded commitments represent all amounts unfunded as of December 31, 2020. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2020.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2020, we made two distributions totaling $16,177,757, or $0.43 per Share. During the year ended December 31, 2019, we made two distributions totaling $17,084,202, or $0.52 per Share. The following tables provide the details of each distribution for the years ended December 31, 2020 and 2019.

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended 2020	June 18, 2020	June 19, 2020	June 25, 2020	$0.215
	December 11, 2020	December 14, 2020	December 15, 2020	$0.210

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended 2019	June 6, 2019	June 7, 2019	June 13, 2019	$0.260
	December 12, 2019	December 13, 2019	December 18, 2019	$0.250

Qualified Interest Income and Qualified Short-Term Capital Gain (for non-U.S. resident shareholders only). Under the American Jobs Creation Act of 2004, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2020 are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are designated as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2020 are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are designated as qualified short-term gain dividends, as defined by Section 871(k)(2)(C) of the Code.

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

Related Party Fees

For the year ended December 31, 2020, the Company recorded base management fees of $3,616,250 and waivers to the base management fees of $1,265,687, as set forth within the accompanying statements of operations. For the year ended December 31, 2019, the Company recorded base management fees of $3,243,496 and waivers to the base management fees of $1,135,224, as set forth within the accompanying statements of operations.

For the year ended December 31, 2020, the Company recorded incentive fees of $1,818,457 and waivers to the incentive fees of $1,783,854, as set forth within the accompanying statements of operations. For the year ended December 31, 2019, the Company recorded incentive fees of $2,620,312 and waivers to the incentive fees of $2,115,919, as set forth within the accompanying statements of operations

For each of the years ended December 31, 2020 and 2019, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Fees due to related parties as of December 31, 2020 and 2019 , as set forth on our accompanying statements of assets and liabilities were as follows:

	December 31, 2020	December 31, 2019
Net base management fee due to Adviser	$597,141	$569,600
Net incentive fee due to Adviser	17,703	118,536
Total fees due to Adviser, net of waivers	614,844	688,136
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$681,094	$754,386

Tender Offers

We do not currently intend to list the Shares on any securities exchange, and we do not expect a public market for them to develop in the foreseeable future. Therefore, stockholders should not expect to be able to sell their Shares promptly or at a desired price. To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct an annual tender offer. Our tenders for the Shares, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. We have not commenced any tender offers, and we do not currently intend to conduct any tender offers in the near future.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We will continue to review the new rule and its impact on us and our valuation policies.

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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2020, 2019, and 2018.

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

COMMITMENTS AND CONTINGENCIES

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2020, we had fourteen investments with unfunded commitments of $3,676,567. As of December 31, 2019, we had eighteen investments with unfunded commitments of $3,878,962. We believe that, as of December 31, 2020 and 2019, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(204,939)
Down 200 basis points	(204,939)
Down 100 basis points	(204,939)
Up 100 basis points	1,827,111
Up 200 basis points	5,427,128
Up 300 basis points	9,027,146

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of Audax Credit BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2015.

New York, NY

March 19, 2021

Audax Credit BDC Inc.

Statements of Assets and Liabilities

December 31, 2020 and December 31, 2019

(Expressed in U.S. Dollars)

	December 31, 2020	December 31, 2019
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $358,990,792 and $332,722,006, respectively)	$355,359,843	$330,874,911
Cash and cash equivalents	4,289,122	5,506,217
Interest receivable	954,012	942,329
Receivable from investments sold	-	1,993,379
Receivable from bank loan repayment	-	80,161
Total assets	$360,602,977	$339,396,997

Liabilities
Accrued expenses and other liabilities	$316,522	$297,938
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	614,844	688,136
Payable for investments purchased	2,722,500	6,945,000
Total liabilities	$3,720,116	$7,997,324
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 38,343,580 and 35,109,246 shares issued and outstanding, respectively	$38,343	$35,110
Capital in excess of par value	363,826,108	334,095,408
Total distributable earnings	(6,981,590)	(2,730,845)
Total Net Assets	$356,882,861	$331,399,673

Net Asset Value per Share of Common Stock at End of Period	$9.31	$9.44

Shares Outstanding	38,343,580	35,109,246

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

For Years Ended December 31, 2020, 2019, and 2018

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Investment Income
Interest income
Non-Control/Non-Affiliate	$19,537,154	$20,812,478	$15,332,000
Other	31,828	145,127	141,063
Total interest income	19,568,982	20,957,605	15,473,063
Other income
Non-Control/Non-Affiliate	223,136	71,864	92,059
Total income	19,792,118	21,029,469	15,565,122

Expenses
Base management fee(a)	$3,616,250	$3,243,496	$2,446,249
Incentive fee(a)	1,818,457	2,620,312	1,938,059
Administrative fee(a)	265,000	265,000	265,000
Organizational costs	-	-	-
Directors’ fees	210,000	210,000	195,000
Professional fees	522,998	650,709	421,966
Other expenses	289,947	328,812	174,252
Expenses before waivers from investment adviser and administrator	6,722,652	7,318,329	5,440,526
Base management fee waivers(a)	(1,265,687)	(1,135,224)	(856,187)
Incentive fee waivers(a)	(1,596,800)	(2,115,919)	(1,577,318)
Total expenses, net of waivers	3,860,165	4,067,186	3,007,021
Net Investment Income	15,931,953	16,962,283	12,558,101

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	(2,487,206)	(672,026)	449,694
Net change in unrealized depreciation on investments	(1,783,854)	(229,677)	(1,778,021)
Net realized and unrealized loss on investments	(4,271,060)	(901,703)	(1,328,327)

Net Increase in Net Assets Resulting from Operations	$11,660,893	$16,060,580	$11,229,774

Basic and Diluted per Share of Common Stock:
Net investment income	$0.42	$0.52	$0.52
Net increase in net assets resulting from operations	$0.31	$0.49	$0.46

Weighted average shares of common stock outstanding basic diluted	37,733,129	32,672,328	24,340,035

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

For the Years Ended December 31, 2020, 2019, and 2018

(Expressed in U.S. Dollars)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Operations
Net investment income	$15,931,953	$16,962,283	$12,558,101
Net realized (loss) gain on investments	(2,487,206)	(672,026)	449,694
Net change in unrealized depreciation on investments	(1,783,854)	(229,677)	(1,778,021)
Net increase in net assets resulting from operations	11,660,893	16,060,580	11,229,774

Distributions:
Distributions to common stockholders	(15,911,638)	(16,941,968)	(12,987,835)
Return of capital to common stockholders	(266,119)	(142,234)	(14,337)
Total distributions	(16,177,757)	(17,084,202)	(13,002,172)

Capital Share Transactions:
Issuance of common stock	30,000,000	65,000,000	60,000,000
Reinvestment of common stock	52	60	57
Net increase in net assets from capital share transactions	30,000,052	65,000,060	60,000,057

Net Increase in Net Assets	25,483,188	63,976,438	58,227,659

Net Assets, Beginning of Period	331,399,673	267,423,235	209,195,576

Net Assets, End of Period	$356,882,861	$331,399,673	$267,423,235

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

For Years Ended December 31, 2020, 2019, and 2018

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,660,893	$16,060,580	$11,229,774
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net realized loss (gain) on investments	2,487,206	672,026	(449,694)
Net change in unrealized depreciation on investments	1,783,854	229,677	1,778,021
Accretion of original issue discount interest and payment-in-kind interest	(619,698)	(337,313)	(138,588)
Decrease (increase) in receivable from investments sold	1,993,379	(1,993,379)	-
Increase in interest receivable	(11,683)	(384,215)	(128,688)
Decrease (increase) in receivable from bank loan repayment	80,161	(70,448)	(9,713)
Decrease in other assets	-	-	2,511
Increase (decrease) in accrued expenses and other liabilities	18,584	(219,683)	278,800
(Decrease) increase in fees due to investment advisor(a)	(73,292)	152,222	4,859
(Decrease) increase in payable for investments purchased	(4,222,500)	(7,457,833)	9,944,862
Investment activity:
Investments purchased	(94,728,330)	(134,467,139)	(166,050,572)
Proceeds from investments sold	15,930,065	9,096,342	1,520,433
Repayment of bank loans	50,661,971	58,594,377	83,013,696
Total investment activity	(28,136,294)	(66,776,420)	(81,516,443)

Net cash used in operating activities	(15,039,390)	(60,124,786)	(59,004,299)

Cash flows from financing activities:
Issuance of shares of common stock	30,000,000	65,000,000	60,000,000
Distributions paid to common stockholders	(16,177,705)	(17,084,142)	(13,002,115)

Net cash provided by financing activities	13,822,295	47,915,858	46,997,885

Net increase (decrease) in cash and cash equivalents	(1,217,095)	(12,208,928)	(12,006,414)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	5,506,217	17,715,145	29,721,559

Cash and cash equivalents, end of period	$4,289,122	$5,506,217	$17,715,145

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$52	$60	$57
Payment-in-kind (“PIK”) interest income	$226,796	$91,960	$-

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (99.3%)(g)(h):

Healthcare & Pharmaceuticals
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	$4,188,729	$4,154,267	$4,188,728
Radiology Partners, Senior Secured Term B Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/25(i)	4,215,792	4,347,260	4,176,926
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/1/24	3,918,622	3,904,639	3,879,434
Young, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/7/24	3,794,840	3,786,074	3,737,916
Confluent Health, Senior Secured Initial Term Loan, 5.24% (Libor + 5.00%), maturity 6/24/26	3,453,734	3,424,590	3,453,733
Specialty Care, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 9/1/23	3,308,843	3,311,499	3,308,842
Zest Dental, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 3/14/25(i)	3,247,592	3,264,389	3,125,437
Veritext, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 8/1/25(i)	3,153,327	3,139,037	3,090,261
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.50% (Libor + 5.50%), maturity 8/18/23	2,880,590	2,864,047	2,786,971
Packaging Coordinators, Senior Secured Term B Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/30/27(i)	2,500,000	2,490,762	2,511,458
Waystar, Senior Secured Term Loan B, 4.24% (Libor + 4.00%), maturity 10/22/26	2,481,250	2,472,081	2,462,641
MedRisk, Senior Secured Initial Term Loan (First Lien), 2.99% (Libor + 2.75%), maturity 12/27/24	2,425,000	2,429,293	2,425,000
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 9/23/24	2,421,519	2,404,861	2,409,412
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/1/24	2,316,088	2,307,504	2,316,088
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 7/10/25	2,306,194	2,312,549	2,306,194
PharMedQuest, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 10/31/24(j)	2,298,398	2,272,767	2,298,398
MedRisk, Senior Secured Initial Loan (Second Lien), 6.99% (Libor + 6.75%), maturity 12/29/25	2,100,000	2,078,820	2,100,000
Press Ganey, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 7/24/26(i)	1,975,000	1,968,810	1,967,793
Zelis RedCard, Senior Secured Initial Term Loan, 4.99% (Libor + 4.75%), maturity 9/30/26(i)	1,945,092	1,931,721	1,955,747
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 4.74% (Libor + 4.50%), maturity 12/22/25	1,960,000	1,946,588	1,937,950
CareCentrix, Senior Secured Initial Term Loan, 4.74% (Libor + 4.50%), maturity 4/3/25(i)	1,862,500	1,856,296	1,831,763
Alpaca, Senior Secured Term Loan, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	1,657,302	1,636,678	1,591,010
Symplr, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 12/22/27(i)	1,500,000	1,477,500	1,488,750
Upstream Rehabilitation, Senior Secured Term Loan, 4.74% (Libor + 4.50%), maturity 11/20/26(i)	1,488,750	1,486,743	1,473,863
CPS, Unitranche, 6.50% (Libor + 5.50%), maturity 2/28/25(j)	1,477,608	1,461,164	1,444,361
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24(j)	1,469,147	1,463,066	1,436,091
Allied Benefit Systems, Senior Secured Term Loan B, 5.50% (Libor + 4.75%), maturity 11/18/26	1,000,000	985,273	992,500
Ensemble, Senior Secured Closing Date Term Loan, 3.99% (Libor + 3.75%), maturity 8/3/26(i)	987,500	983,378	990,414
Athena, Senior Secured Term B Loan (First Lien), 4.74% (Libor + 4.50%), maturity 2/11/26(i)	987,443	979,417	989,278
Veritext, Senior Secured Initial Term Loan (Second Lien), 7.24% (Libor + 7.00%), maturity 7/31/26	1,000,000	996,131	987,500
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.50% (Libor + 5.50%), maturity 5/9/25	977,423	967,355	955,431
Alcami, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 7/14/25	977,500	974,068	945,731
Dermatologists of Central States, Senior Secured Term Loan, 8.00% (Libor + 7.00%), maturity 4/20/22(j)	967,378	967,378	935,938
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/10/23(i)	912,467	915,992	902,122
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 9.25% (Libor + 8.25%), maturity 9/1/24	850,000	844,525	850,000
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 7/24/26(i)	500,000	495,149	498,750
Waystar, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/22/26	498,750	497,500	495,009
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/6/25	430,606	430,014	430,606
Alpaca, Senior Secured Revolver, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	232,967	229,084	223,648
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	114,286	106,667	114,286
Stepping Stones, Senior Secured COVID-19 Revolving Loan, 6.75% (Libor + 5.75%), maturity 6/30/21(j)	30,537	30,537	29,850

High Tech Industries
Qlik, Senior Secured 2019 Incremental Term Loan, 4.49% (Libor + 4.25%), maturity 4/26/24	3,940,000	3,919,979	3,910,450
Netsmart, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/1/27(i)	3,500,000	3,484,841	3,513,749
Masergy, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,421,842	3,428,571
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 6.49% (Libor + 6.25%), maturity 8/16/24(i)	3,387,038	3,367,343	3,385,883
Jaggaer, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 8/14/26(i)	3,122,723	3,118,268	3,128,371
Ivanti Software, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 12/1/27(i)	3,000,000	2,955,819	3,009,205
EverCommerce, Senior Secured Initial Term Loan, 5.74% (Libor + 5.50%), maturity 8/23/25	2,978,453	2,920,009	2,978,453
Infogroup, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 4/3/23(i)	2,889,912	2,872,270	2,737,616
Idera, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 6/28/24(i)	2,618,959	2,617,482	2,622,683
ECi Software, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/9/27(i)	2,000,000	1,991,387	2,004,324
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 3/5/27(i)(q)	1,990,000	1,878,212	1,983,324
Flexera Software, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 2/26/25(i)	1,945,000	1,950,930	1,953,467
QuickBase, Senior Secured Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 4/2/26	1,970,000	1,962,273	1,950,300
Intermedia , Senior Secured New Term Loan (First Lien), 7.00% (Libor + 6.00%), maturity 7/21/25	1,960,000	1,948,624	1,945,300
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27(i)	1,750,000	1,732,500	1,750,000
GlobalLogic, Senior Secured Initial Term Loan, 2.99% (Libor + 2.75%), maturity 8/1/25	1,715,313	1,708,011	1,702,448
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 4/18/25(i)	1,706,250	1,714,482	1,693,453
OEConnection, Senior Secured Initial Term Loan, 4.24% (Libor + 4.00%), maturity 9/25/26	1,617,452	1,611,336	1,609,365
Liaison, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 12/20/26	1,485,000	1,481,489	1,485,000
Navex Global, Senior Secured Initial Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 9/5/25(i)	1,466,250	1,454,411	1,448,683
Corsair, Senior Secured Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 8/28/24	1,386,885	1,377,896	1,386,885

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

High Tech Industries (continued)

Infoblox, Senior Secured Term Loan, 4.50% (Libor + 3.75%), maturity 12/1/27(i)	$1,000,000	$995,091	$1,002,861
SmartBear, Senior Secured Term Loan, 4.75% (Libor + 4.25%), maturity 11/20/27(i)	1,000,000	990,000	1,000,000
Imperva, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/12/26(i)	996,209	987,170	999,433
Barracuda, Senior Secured 2020 Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/12/25(i)	997,500	997,500	999,242
Veracode, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 11/5/27	1,000,000	990,167	992,500
Unison, Senior Secured 2020 Term Loan, 8.00% (Libor + 7.00%), maturity 6/25/26(j)	995,000	971,706	990,025
Insurity, Senior Secured Closing Date Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 7/31/26(i)	990,000	985,877	978,863
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 12/2/22	825,760	822,759	815,438
Sparta, Senior Secured New Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 8/21/24(i)	787,901	788,125	787,901
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 13.25% (Libor + 12.25%), maturity 1/20/22(i)(m)	1,000,000	997,516	600,000
Idera, Senior Secured Loan (Second Lien), 10.00% (Libor + 9.00%), maturity 6/28/27	500,000	504,610	500,000
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 4.00%), maturity 10/16/26(i)	496,250	469,743	497,274
HelpSystems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/19/26(i)	496,250	495,095	496,786
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 12/15/23	479,908	478,749	479,908
MultiPlan, Senior Secured Initial Term Loan, 3.75% (Libor + 2.75%), maturity 6/7/23(i)	431,919	428,247	431,919
Endurance Int’l Group, Senior Secured Refinancing Loan (2018), 4.75% (Libor + 3.75%), maturity 2/9/23(i)	386,371	385,875	386,675

Services: Business
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/23/25	3,950,000	3,919,209	3,940,125
RevSpring, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 10/11/25	3,920,000	3,916,337	3,880,800
Addison, Senior Secured Initial Term Loan, 4.99% (Libor + 4.75%), maturity 4/15/26	2,955,000	2,910,360	2,947,613
Fleetwash, Senior Secured Incremental Term Loan, 5.75% (Libor + 4.75%), maturity 10/1/24	2,932,838	2,913,011	2,918,173
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.99% (Libor + 3.75%), maturity 2/9/26(i)	2,954,981	2,937,415	2,900,853
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 3.99% (Libor + 3.75%), maturity 2/2/26(i)	2,952,625	2,944,493	2,812,180
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/9/27(i)	2,487,500	2,464,451	2,505,517
Allied Universal, Senior Secured Initial Term Loan, 4.49% (Libor + 4.25%), maturity 7/10/26(i)	2,466,122	2,450,635	2,468,305
HireRight, Senior Secured Initial Term Loan (Second Lien), 7.49% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,482,759	2,462,500
Newport Group, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 9/12/25(i)	2,446,206	2,435,371	2,391,166
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 6/19/24	2,369,662	2,369,662	2,343,003
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/10/25	2,335,958	2,331,487	2,335,958
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	2,030,769	2,005,370	2,015,538
Veregy, Senior Secured Incremental Term Loan, 7.00% (Libor + 6.00%), maturity 11/3/27(i)	2,000,000	1,940,783	1,980,000
Eliassen Group, Senior Secured Initial Term B Loan, 4.49% (Libor + 4.25%), maturity 11/5/24	1,485,620	1,480,402	1,485,620
First Advantage, Senior Secured Term Facility (First Lien), 3.49% (Libor + 3.25%), maturity 1/31/27(i)	1,493,747	1,480,164	1,481,489
Quantum Health, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 5.00%), maturity 12/22/27(i)	1,500,000	1,477,500	1,477,500
OSG Billing Services, Senior Secured Term B Loan (First Lien), 5.50% (Libor + 4.50%), maturity 3/27/24	1,459,391	1,455,728	1,442,973
DBi Services, Senior Secured Term B Loan (Second Lien), 9.00% (Libor + 9.00%), maturity 2/2/26	1,379,149	1,379,149	1,379,149
WCG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/8/27(i)	995,000	985,758	1,000,060
Diversified, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/23/23	982,575	977,610	980,119
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.24% (Libor + 4.00%), maturity 8/14/26	987,500	985,288	970,219
eResearch (ERT), Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 2/4/27(i)	498,747	498,747	498,231
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 6/3/26	493,734	490,417	493,734
Therma Holdings, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/16/27(i)	419,355	415,161	419,355

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/15/25(i)	3,920,000	3,865,981	3,919,776
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/30/24	3,392,624	3,382,274	3,316,290
DuBois Chemicals, Senior Secured Term Loan (Second Lien), 8.74% (Libor + 8.50%), maturity 9/30/27	3,000,000	2,969,107	2,977,500
Vertellus, Senior Secured Term Loan Facility, 7.00% (Libor + 6.00%), maturity 12/21/27(i)	3,000,000	2,925,000	2,925,000
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 10/4/21	2,731,078	2,728,788	2,642,318
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 1/31/25(i)	2,654,925	2,662,649	2,533,273
Unifrax, Senior Secured USD Term Loan (First Lien), 3.99% (Libor + 3.75%), maturity 12/12/25(i)	2,451,228	2,431,275	2,272,229
Boyd Corp, Senior Secured Initial Loan (Second Lien), 6.99% (Libor + 6.75%), maturity 9/6/26	2,000,000	2,001,952	1,980,000
Q Holding, Senior Secured Term B Loan (2019), 6.00% (Libor + 5.00%), maturity 12/31/23	1,975,000	1,967,237	1,925,625
Zep, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/12/24(i)	1,936,212	1,934,630	1,904,232
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.74% (Libor + 4.50%), maturity 9/30/26	1,795,385	1,757,677	1,781,919
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/31/25	972,500	969,266	962,775
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 10/28/24(i)	977,330	963,591	933,996
Spartech, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/17/25	823,333	812,351	823,333
Polytek, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 9/20/24(i)	500,000	495,000	495,000
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 9/6/25(i)	497,455	464,093	485,309
Vertellus, Senior Secured Revolving Facility, 7.00% (Libor + 6.00%), maturity 12/22/25(i)	-	(12,156)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 7/26/24	$5,275,326	$5,226,445	$5,248,949
StandardAero, Senior Secured 2020 Term B-1 Loan, 3.74% (Libor + 3.50%), maturity 4/6/26(i)	3,304,620	3,295,719	3,180,284
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 4/30/26	2,000,000	2,008,327	1,945,000
Whitcraft, Unitranche, 7.00% (Libor + 6.00%), maturity 4/3/23	1,982,452	1,973,233	1,942,803
StandardAero, Senior Secured 2020 Term B-2 Loan, 3.74% (Libor + 3.50%), maturity 4/6/26(i)	1,776,677	1,771,892	1,709,830
Tronair, Senior Secured Initial Term Loan (First Lien), 4.99% (Libor + 4.75%), maturity 9/8/23	1,441,086	1,436,497	1,305,624
Amentum, Senior Secured Tranche 2 Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 1/29/27(i)	1,000,000	980,364	1,010,710
Eton, Senior Secured Initial Term Loan (First Lien), 4.74% (Libor + 4.50%), maturity 5/1/25(i)	993,645	990,088	997,154
Amentum, Senior Secured Tranche 1 Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 1/29/27(i)	995,000	964,975	995,630
API Technologies, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 5/9/26	989,950	962,144	978,813
Eton, Senior Secured Initial Term Loan (Second Lien), 8.24% (Libor + 8.00%), maturity 5/1/26	500,000	495,340	498,750
Novaria Group, Senior Secured Initial Term Loan, 6.25% (Libor + 5.25%), maturity 1/27/27	481,818	477,197	477,000
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/30/25(i)	492,718	490,562	464,492

Banking, Finance, Insurance & Real Estate
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 4/30/23	2,500,000	2,506,156	2,500,000
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 3/18/27(i)	2,487,768	2,472,789	2,468,652
Kestra Financial, Senior Secured Initial Term Loan, 4.49% (Libor + 4.25%), maturity 6/3/26	1,975,000	1,959,039	1,970,063
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%), maturity 10/31/22	1,959,163	1,941,037	1,944,469
Orion, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 9/24/27(i)	1,496,250	1,481,250	1,505,340
Advisor Group, Senior Secured Initial Term B Loan, 5.24% (Libor + 5.00%), maturity 7/31/26(i)	1,485,000	1,473,076	1,478,274
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 9/6/24	1,455,000	1,453,049	1,447,725
HighTower, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 1/31/25	1,254,919	1,234,708	1,245,507
Mitchell International, Senior Secured Amendment No. 2 New Term Loan Facility (First Lien), 4.75% (Libor + 4.25%), maturity 11/29/24(i)	997,500	945,583	1,001,159
Aperio, Senior Secured Initial Commitment, 5.24% (Libor + 5.00%), maturity 10/25/24	933,889	930,413	933,889
Sedgwick Claims, Senior Secured Initial Term Loan, 3.49% (Libor + 3.25%), maturity 12/31/25(i)	494,949	494,373	489,808

Services: Consumer
A Place For Mom, Senior Secured Term Loan, 4.75% (Libor + 3.75%), maturity 8/10/24	2,638,868	2,638,424	2,586,091
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 4.74% (Libor + 4.50%), maturity 12/18/25(i)	2,449,960	2,356,145	2,449,996
Weld North, Senior Secured Term Loan B (First Lien), 4.75% (Libor + 4.00%), maturity 12/21/27(i)	2,444,868	2,444,868	2,438,756
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 5/14/26(i)	2,069,000	2,064,997	2,032,545
LegalShield, Senior Secured Initial Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 5/1/25(i)	1,927,000	1,916,403	1,916,690
Ned Stevens, Senior Secured Term A Loan, 6.75% (Libor + 5.75%), maturity 9/30/25(j)	1,501,961	1,480,069	1,486,941
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 8/19/27	997,500	987,865	995,006
Spring Education, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 7/30/25(i)	977,500	975,779	932,975
LegalShield, Senior Secured New Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/1/25	498,750	491,474	495,009
StubHub, Senior Secured USD Term B Loan, 3.74% (Libor + 3.50%), maturity 2/12/27	495,000	492,695	475,200
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25(j)	-	(2,614)	-

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 3/20/25(i)	3,829,530	3,817,514	3,788,854
Highline, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 11/9/27	2,863,636	2,786,320	2,849,318
Les Schwab Tire, Senior Secured Initial Term Loan, 4.25% (Libor + 3.50%), maturity 11/2/27	2,000,000	1,990,162	1,985,000
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.25% (Libor + 8.25%), maturity 4/21/25(i)	1,800,000	1,798,743	1,800,000
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 2/3/25	975,849	955,515	961,212
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 7.75% (Libor + 6.75%), maturity 2/2/26	500,000	489,628	492,500
IXS, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 3/5/27(i)	302,710	300,050	302,710

Containers, Packaging & Glass
ProAmpac, Senior Secured 2020-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/3/25	2,977,335	2,977,335	2,955,005
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 7/18/26(i)	2,909,213	2,895,839	2,880,121
Potters Industries, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/14/27(i)	1,500,000	1,485,273	1,498,125
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 3.99% (Libor + 3.75%), maturity 7/31/26	990,000	987,979	990,000
Tank Holding, Senior Secured 2020 Refinancing Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 3/26/26(i)	987,500	984,017	972,735
Pregis Corporation, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 7/31/26(i)	500,000	497,546	497,500
Berlin Packaging, Senior Secured Initial Term Loan (First Lien), 3.00% (Libor + 3.00%), maturity 11/7/25(i)	494,924	474,388	490,252
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 11/30/23(i)	482,347	482,347	481,141
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 7.00% (Libor + 6.00%), maturity 11/12/21	480,087	479,657	478,887

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 3.99% (Libor + 3.75%), maturity 9/30/24(i)	2,037,185	2,037,185	1,951,145
BAS, Senior Secured Repricing Term Loan, 4.75% (Libor + 3.75%), maturity 5/21/24	1,949,363	1,951,659	1,944,490
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/1/25	1,500,000	1,479,256	1,496,250
Edward Don, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/2/25	1,463,794	1,459,176	1,378,894
Cole-Parmer, Senior Secured Closing Date Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 11/4/26	992,500	988,663	987,538
TriMark, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 8/28/24	983,612	889,075	600,003
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 6.74% (Libor + 6.50%), maturity 10/1/26	500,000	503,507	496,250
Duravant, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/19/24	494,949	494,949	493,712
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/2/24	488,665	491,752	486,222

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Construction & Building
PlayPower, Senior Secured Initial Term Loan, 5.74% (Libor + 5.50%), maturity 5/8/26	$1,858,806	$1,858,806	$1,826,277
Tangent, Senior Secured Closing Date Term Loan (First Lien), 4.99% (Libor + 4.75%), maturity 11/30/24	1,811,195	1,799,386	1,802,139
PlayCore, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 9/29/25	1,500,000	1,469,821	1,488,750
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 6/3/24(i)	1,459,711	1,450,295	1,456,062
PlayCore, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 9/30/24	966,918	965,369	959,666
CHI Overhead Doors, Senior Secured Third Amendment Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 7/31/25	621,975	618,961	621,975
Hoffman Southwest, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/14/23	517,526	515,491	513,645
DiversiTech Corporation, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 6/2/25	500,000	489,906	498,750
Acuren, Senior Secured Initial Term Loan, 4.49% (Libor + 4.25%), maturity 1/23/27(i)	496,250	493,945	496,809

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 10/12/24(i)	3,608,953	3,605,359	3,551,633
Transplace, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 10/7/24(i)	2,441,354	2,436,251	2,437,864
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	2,000,000	1,978,572	1,985,000

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 3/20/25	3,895,820	3,896,287	3,866,602
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/22	1,895,184	1,881,515	1,847,805
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	1,439,868	1,439,074	1,407,471

Consumer Goods: Non-durable
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23(i)	2,202,584	2,191,908	2,040,686
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.25% (Libor + 5.00%), maturity 9/11/23	1,906,766	1,898,262	1,885,315
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24(i)	977,352	982,680	942,014

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/21/23(i)	2,418,968	2,411,531	2,162,916
Loparex, Senior Secured Initial Term Loan (First Lien), 4.74% (Libor + 4.50%), maturity 7/31/26(i)	1,481,250	1,468,881	1,470,141
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.50% (Libor + 9.50%), maturity 11/21/24	1,250,000	1,250,000	1,209,375

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 4.99% (Libor + 4.75%), maturity 11/20/25	2,458,728	2,442,754	2,458,728
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 4.75% (Libor + 3.75%), maturity 8/25/25	1,955,000	1,948,780	1,935,450

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%), maturity 12/20/24	2,014,998	2,005,963	1,611,999
Northstar, Senior Secured Term Loan, 6.75% (Libor + 6.25%), maturity 6/7/24	1,394,653	1,394,653	1,349,327
Vestcom International, Senior Secured L/C Collaterilized, 5.00% (Libor + 4.00%), maturity 12/19/23	779,751	781,907	773,903

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 4.75% (Libor + 3.75%), maturity 6/30/23(i)	2,285,922	2,283,635	2,285,922

Retail
Grocery Outlet, Senior Secured 2020 Term Loan (First Lien), 2.99% (Libor + 2.75%), maturity 10/22/25(i)	1,269,483	1,267,698	1,270,891

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22	987,897	987,367	968,139

Hotel, Gaming & Leisure
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	1,119,231	1,112,979	895,385

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 8/31/26(i)	532,087	527,684	526,939
Total Bank Loans		$357,702,705	$354,395,516

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.3%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$576,385
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A units, Fair value of $165,138)(i)(m)(r)		165,138	165,138

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $3,679)(j)(m)(o)(p)		60,976	3,679

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $2,191)(j)(m)(n)(o)		261,438	219,125
Total Equity and Preferred Shares		$1,288,087	$964,327

Total Portfolio Investments(s)		$358,990,792	$355,359,843

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate (“LIBOR”) unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., ’co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(r)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	At December 31, 2020, the cost of investments for income tax purposes was $358,990,792 the gross unrealized depreciation for federal tax purposes was $5,143,320, the gross unrealized appreciation for federal income tax purposes was $1,512,371, and the net unrealized depreciation was $3,630,949.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2019

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (99.6%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 6.66% (Libor + 4.75%), maturity 7/9/25(i)	$5,187,469	$5,149,488	$5,211,316
Pathway, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 12/20/24	4,956,161	4,911,269	4,943,769
Tecomet, Senior Secured 2017 Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 5/1/24	3,959,391	3,942,690	3,949,491
Advarra, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/9/26(j)	3,939,427	3,899,562	3,909,879
Young, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 11/7/24	3,834,156	3,823,748	3,805,398
Specialty Care, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 9/1/23	3,342,954	3,346,536	3,334,596
Zest Dental, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 3/14/25(i)	3,333,213	3,356,177	3,199,884
Veritext, Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 8/1/25	3,187,891	3,173,500	3,171,951
Confluent Health, Senior Secured Initial Term Loan, 6.91% (Libor + 5.00%), maturity 6/24/26	2,985,000	2,957,225	2,962,613
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 8/18/23	2,906,775	2,886,868	2,874,073
PharMedQuest, Senior Secured Initial Term Loan, 7.41% (Libor + 5.50%), maturity 10/31/24	2,500,000	2,463,488	2,481,250
Waystar, Senior Secured Term Loan B, 5.91% (Libor + 4.00%), maturity 10/22/26	2,500,000	2,487,836	2,481,250
MedRisk, Senior Secured Initial Term Loan (First Lien), 4.66% (Libor + 2.75%), maturity 12/27/24	2,450,000	2,455,219	2,450,000
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 9/23/24	2,446,014	2,426,873	2,421,554
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 8/1/24	2,316,088	2,305,375	2,316,088
MedRisk, Senior Secured Initial Loan (Second Lien), 8.66% (Libor + 6.75%), maturity 12/29/25	2,100,000	2,074,832	2,100,000
Zelis RedCard, Senior Secured Initial Term Loan, 6.66% (Libor + 4.75%), maturity 9/30/26(i)	2,000,000	1,980,688	2,014,889
Press Ganey, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 7/24/26(i)	1,995,000	1,987,841	2,011,774
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 12/22/25	1,980,000	1,962,728	1,957,725
CareCentrix, Senior Secured Initial Term Loan, 6.41% (Libor + 4.50%), maturity 4/3/25	1,912,500	1,904,900	1,912,500
Premise Health, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 7/10/25	1,829,786	1,838,127	1,825,212
Alpaca, Senior Secured Term Loan, 6.16% (Libor + 4.25%), maturity 4/19/24(j)	1,674,127	1,650,502	1,669,942
CPS, Unitranche, 7.16% (Libor + 5.25%), maturity 2/28/25	1,492,500	1,472,625	1,488,769
Stepping Stones, Unitranche, 7.41% (Libor + 5.50%), maturity 12/12/24	1,484,409	1,477,320	1,467,709
Ensemble, Senior Secured Closing Date Term Loan, 5.66% (Libor + 3.75%), maturity 8/3/26(i)	997,500	992,719	1,006,949
Veritext, Senior Secured Initial Term Loan (Second Lien), 8.91% (Libor + 7.00%), maturity 7/31/26	1,000,000	995,613	995,000
Upstream Rehabilitation, Senior Secured Term Loan, 6.41% (Libor + 4.50%), maturity 11/20/26	1,000,000	995,045	992,500
Packaging Coordinators, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 6/30/23(i)	984,694	990,391	978,540
Alcami, Senior Secured Initial Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/14/25	987,500	983,389	972,688
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 7.41% (Libor + 5.50%), maturity 5/9/25	987,500	975,453	960,344
Dermatologists of Central States, Senior Secured Term Loan, 8.41% (Libor + 6.50%), maturity 4/20/22	977,310	970,785	960,207
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 5/10/23(i)	922,022	926,900	920,657
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 10.16% (Libor + 8.25%), maturity 9/1/24	850,000	843,325	850,000
Athena, Senior Secured Term B Loan (First Lien), 6.41% (Libor + 4.50%), maturity 2/11/26(i)	497,494	495,129	500,973
RMP & MedA/Rx, Senior Secured Term Loan, 6.41% (Libor + 4.50%), maturity 3/2/22	441,647	440,553	441,647
Injured Workers Pharmacy, Senior Secured Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 7/22/20	378,724	375,038	375,883
Alpaca, Senior Secured Revolver, 6.16% (Libor + 4.25%), maturity 4/19/24(j)	134,215	130,332	133,879
Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.16% (Libor + 4.25%), maturity 7/9/26(j)	-	(7,619)	-

High Tech Industries
Qlik, Senior Secured 2019 Incremental Term Loan, 6.16% (Libor + 4.25%), maturity 4/26/24	3,980,000	3,954,501	3,950,150
Barracuda, Senior Secured 2019 Incremental Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 2/12/25(i)	3,451,222	3,464,246	3,477,852
Masergy, Senior Secured Initial Loan (Second Lien), 9.41% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,420,116	3,411,429
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 8/16/24	3,421,688	3,397,118	3,387,471
Sparta, Senior Secured New Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 8/21/24	3,421,250	3,423,008	3,344,272
Jaggaer, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 8/14/26(i)	3,154,345	3,150,077	3,166,174
Infogroup, Senior Secured Term Loan (First Lien), 6.91% (Libor + 5.00%), maturity 4/3/23	2,919,937	2,895,405	2,890,738
McAfee, Senior Secured Term B USD Loan, 5.66% (Libor + 3.75%), maturity 9/30/24(i)	2,864,431	2,875,358	2,883,023
eResearch (ERT), Senior Secured Initial Term Loan, 5.66% (Libor + 3.75%), maturity 5/2/23(i)	2,538,022	2,538,022	2,538,022
ECi Software Solutions, Senior Secured Initial Term Loan, 6.16% (Libor + 4.25%), maturity 9/27/24(i)	2,463,579	2,451,402	2,468,662
EverCommerce, Senior Secured Initial Term Loan, 7.41% (Libor + 5.50%), maturity 8/23/25	2,184,679	2,142,420	2,179,217
Idera, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 6/28/24	2,146,089	2,145,337	2,146,089
Intermedia , Senior Secured New Term Loan (First Lien), 7.91% (Libor + 6.00%), maturity 7/21/25(i)	1,980,000	1,963,699	1,985,107
Flexera Software, Senior Secured Initial Term Loan (First Lien), 5.41% (Libor + 3.50%), maturity 2/26/25(i)	1,965,000	1,970,591	1,973,626
QuickBase, Senior Secured Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 4/2/26	1,990,000	1,981,139	1,970,100
GlobalLogic, Senior Secured Initial Term Loan, 5.16% (Libor + 3.25%), maturity 8/1/25(i)	1,728,438	1,719,948	1,728,438
Bomgar, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 4/18/25	1,723,750	1,733,891	1,702,203
Liaison, Senior Secured Initial Term Loan, 6.41% (Libor + 4.50%), maturity 12/20/26(i)	1,500,000	1,496,250	1,496,250
OEConnection, Senior Secured Initial Term Loan, 5.91% (Libor + 4.00%), maturity 9/25/26	1,496,250	1,488,267	1,485,028
Navex Global, Senior Secured Initial Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 9/5/25(i)	1,481,250	1,467,074	1,484,310
Compusearch Software Systems, Senior Secured Term Loan C, 6.16% (Libor + 4.25%), maturity 5/8/23	1,432,979	1,432,391	1,425,814
Ultimate Software , Senior Secured Initial Term Loan (First Lien), 5.66% (Libor + 3.75%), maturity 5/4/26(i)	1,080,625	1,082,379	1,089,829
Insurity, Senior Secured Closing Date Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 7/31/26	1,000,000	995,219	997,500
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 12.16% (Libor + 10.25%), maturity 1/20/22	1,000,000	995,441	988,750
LANDesk, Senior Secured Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 1/20/24(i)	978,627	969,988	981,924
Corsair, Senior Secured Term Loan (First Lien), 6.16% (Libor + 4.25%), maturity 8/28/24	982,444	978,622	967,707
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.91% (Libor + 4.00%), maturity 12/2/22	834,254	830,477	825,912
HelpSystems, Senior Secured Initial Term Loan (First Lien), 6.66% (Libor + 4.75%), maturity 11/19/26(i)	500,000	498,750	498,750
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 5.16% (Libor + 3.25%), maturity 12/15/23	484,908	483,405	482,484
Endurance Int’l Group, Senior Secured Refinancing Loan (2018), 5.66% (Libor + 3.75%), maturity 2/9/23(i)	404,507	403,788	401,013

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2019

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.2%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$400,267
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $261,438)(f)(j)(m)(n)(o)		261,438	261,438

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $57,552)(f)(i)(j)(m)(o)(p)		58,608	57,552
Total Equity and Preferred Shares		$1,120,581	$719,257

Total Portfolio Investments(q)		$332,722,006	$330,874,911

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate (“LIBOR”) unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., ’co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	At December 31, 2019, the cost of investments for income tax purposes was $332,722,006 the gross unrealized depreciation for federal tax purposes was $2,951,506, the gross unrealized appreciation for federal income tax purposes was $1,104,411, and the net unrealized depreciation was $1,847,095.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Notes to Financial Statements
December 31, 2020

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

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements and related notes present the results of activity of the Company for the years ended December 31, 2020, 2019, and 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2020 and 2019. The cash was not subject to any restrictions on withdrawal.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The Company will continue to review the new rule and its impact on the Company and its valuation policies.

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

As of December 31, 2020, the Company held 197 investments in loans with OID. The Company accrued OID income of $392,902 for the year ended December 31, 2020. The unamortized balance of OID investments as of December 31, 2020, totaled $2,299,058. As of December 31, 2019, the Company held 162 investments in loans with OID. The Company accrued OID income of $245,353 for the year ended December 31, 2019. The unamortized balance of OID investments as of December 31, 2019, totaled $1,733,632.

As of December 31, 2020, the Company held two investments had a PIK interest component. As of December 31, 2019, the Company held two investments had a PIK interest component. During the years ended December 31, 2020 and 2019, the Company accrued PIK income in the amount of $226,796 and $91,960, respectively. The Company did not accrue PIK income during the year ended December 31, 2018.

As of December 31, 2020 and 2019, the Company held $4,289,122 and $5,506,217 cash and cash equivalents, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company earned $31,828, $145,127, and $141,063, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

The Company accrued $223,136 of other income for the year ended December 31, 2020 related to amendment fees. The Company accrued $71,864 of other income for the year ended December 31, 2019 related to amendment fees. The Company accrued $92,059 of other income for the year ended December 31, 2018 related to amendment fees.

New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduced new fair value disclosure requirements as well as eliminated and modified certain existing fair value disclosure requirements. ASU 2018-13 became effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on the Company’s disclosures.

In March 2020, FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), “Reference Rate Reform (Topic 848)”. In response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR, regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the guidance.

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

As of December 31, 2020, $199,000,205 of the Company’s investments were valued using unobservable inputs, and $156,359,638 were valued using observable inputs. During the year ended December 31, 2020, $13,462,046 transferred into Level 3 due to a decrease in observable prices in the market and $61,589,006 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2019, $249,452,590 of the Company’s investments were valued using unobservable inputs, and $81,422,321 were valued using observable inputs. During the year ended December 31, 2019, $61,204,686 transferred into Level 3 due to a decrease in observable prices in the market and $14,565,516 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

The following table presents the Company’s investments carried at fair value as of December 31, 2020 and 2019, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$153,794,500	$170,910,171	$324,704,671
Second lien debt	-	2,400,000	27,290,845	29,690,845
Equity and Preferred Shares	-	165,138	799,189	964,327
Total	$-	$156,359,638	$199,000,205	$355,359,843

	Assets at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$81,422,321	$227,392,535	$308,814,856
Second lien debt	-	-	21,340,798	21,340,798
Equity and Preferred Shares	-	-	719,257	719,257
Total	$-	$81,422,321	$249,452,590	$330,874,911

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2020. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of December 31, 2020
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$165,118,266	Matrix Pricing	Senior Leverage	1.92x - 28.58x	5.22x
			Total Leverage	1.92x - 32.80x	6.31x
			Interest Coverage	0.46x - 5.97x	2.38x
			Debt Service Coverage	0.42x - 5.75x	1.98x
			TEV Coverage	0.58x - 7.42x	2.44x
			Liquidity	34.64% - 675.62%	173.68%
			Spread Comparison	275bps - 700bps	442bps

Second lien debt	25,911,696	Matrix Pricing	Senior Leverage	4.40x - 11.03x	6.29x
			Total Leverage	4.40x - 11.03x	6.29x
			Interest Coverage	0.88x - 3.10x	2.15x
			Debt Service Coverage	0.77x - 2.75x	1.82x
			TEV Coverage	0.74x - 3.10x	1.98x
			Liquidity	100.90% - 326.75%	162.79%
			Spread Comparison	650bps - 950bps	761bps

Total	$191,029,962

(1)	For any portfolio company, the unobservable input “Liquidity” is a fraction, expressed as a percentage, the numerator of which is the sum of the company’s undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company’s revolving credit facility. The unobservable input “Spread Comparison” is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $7,970,243 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2020 and 2019 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Year Ended December 31, 2020	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590
Transfers into Level 3	13,462,046	-	-	13,462,046
Transfers out of Level 3	(58,804,756)	(2,784,250)	-	(61,589,006)
Total gains:
Net realized loss(a)	(2,267,843)	-	-	(2,267,843)
Net unrealized (depreciation) appreciation(b)	(764,754)	23,820	77,564	(663,370)
New investments, repayments and settlements:(c)
Purchases	31,085,767	8,687,188	2,368	39,775,323
Settlements/repayments	(32,686,988)	-	-	(32,686,988)
Net amortization of premiums, PIK, discounts and fees	365,248	23,289	-	388,537
Sales	(6,871,084)	-	-	(6,871,084)
Fair Value as of December 31, 2020	$170,910,171	$27,290,845	$799,189	$199,000,205

(a)	Included in net realized loss on the accompanying Statement of Operations for the year ended December 31, 2020.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the year ended December 31, 2020.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Year Ended December 31, 2019	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2018	$124,975,467	$17,044,607	$-	$142,020,074
Transfers into Level 3	57,700,936	3,503,750	-	61,204,686
Transfers out of Level 3	(14,565,516)	-	-	(14,565,516)
Total gains:
Net realized (loss) gain(a)	(732,990)	18,297	-	(714,693)
Net unrealized (depreciation) appreciation(b)	(260,725)	119,029	(401,324)	(543,020)
New investments, repayments and settlements:(c)
Purchases	89,522,682	4,142,231	1,120,581	94,785,494
Settlements/repayments	(26,644,027)	(3,500,000)	-	(30,144,027)
Net amortization of premiums, PIK, discounts and fees	303,448	12,884	-	316,332
Sales	(2,906,740)	-	-	(2,906,740)
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590

(a)	Included in net realized gain on the accompanying Statement of Operations for the year ended December 31, 2019.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the year ended December 31, 2019.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at December 31, 2020 and 2019 were $(1,123,465) and $(1,209,117), respectively.

Investment Activities

The Company held a total of 216 syndicated investments with an aggregate fair value of $355,359,843 as of December 31, 2020. During the year ended December 31, 2020, the Company invested in 69 new syndicated investments for a combined $80,046,693 and in existing investments for a combined $14,681,637. The Company also received $50,661,971 in repayments from investments and $15,930,065 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2020, the Company’s investment portfolio consisted of investments in 186 companies located in 35 states across 22 different industries, with an aggregate fair value of $355,359,843. The five largest investments at fair value as of December 31, 2020 totaled $21,474,504, or 6.04% of the Company’s total investment portfolio as of such date. As of December 31, 2020, the Company’s average investment was $1,661,994 at cost.

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

The following table outlines the Company’s investments by security type as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$327,535,610	91.24%	$324,704,671	91.37%	$310,257,401	93.25%	$308,814,856	93.33%
Second lien debt	30,167,095	8.40%	29,690,845	8.36%	21,344,024	6.41%	21,340,798	6.46%
Total Debt Investments	357,702,705	99.64%	354,395,516	99.73%	331,601,425	99.66%	330,155,654	99.79%
Equity and Preferred Shares	1,288,087	0.36%	964,327	0.27%	1,120,581	0.34%	719,257	0.21%
Total Equity Investments	1,288,087	0.36%	964,327	0.27%	1,120,581	0.34%	719,257	0.21%
Total Investments	$358,990,792	100.00%	$355,359,843	100.00%	$332,722,006	100.00%	$330,874,911	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$76,049,509	21.40%	$76,108,451	23.00%
High Tech Industries	61,586,355	17.33	58,327,844	17.63
Services: Business	50,490,828	14.21	44,376,771	13.41
Chemicals, Plastics & Rubber	31,878,575	8.97	28,747,162	8.69
Aerospace & Defense	20,755,039	5.84	12,911,355	3.90
Banking, Finance, Insurance & Real Estate	16,984,886	4.78	10,766,682	3.25
Services: Consumer	15,809,209	4.45	25,757,966	7.78
Automotive	12,179,594	3.43	6,294,153	1.90
Containers, Packaging & Glass	11,243,766	3.16	7,941,602	2.40
Capital Equipment	9,834,504	2.77	7,720,891	2.33
Construction & Building	9,664,073	2.72	6,989,790	2.11
Transportation: Cargo	7,974,497	2.24	7,192,803	2.17
Wholesale	7,121,878	2.00	7,219,568	2.18
Consumer Goods: Non-durable	4,868,015	1.37	8,472,022	2.56
Forest Products & Paper	4,842,432	1.36	4,379,293	1.32
Beverage, Food & Tobacco	4,394,178	1.24	3,930,263	1.19
Media: Advertising, Printing & Publishing	3,735,229	1.05	5,124,527	1.55
Consumer Goods: Durable	2,285,922	0.64	2,309,428	0.70
Retail	1,270,891	0.36	1,286,070	0.39
Metals & Mining	968,139	0.27	987,604	0.31
Hotel, Gaming & Leisure	895,385	0.26	3,503,815	1.06
Health Care Equipment & Services	526,939	0.15	526,851	0.17
	$355,359,843	100.00%	$330,874,911	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$89,419,521	25.16%	$87,146,010	26.34%
Midwest	78,184,041	22.00	68,357,102	20.66
West	55,600,298	15.65	52,320,288	15.81
Southwest	42,906,177	12.07	42,469,487	12.84
Southeast	41,633,230	11.72	35,674,150	10.78
East	37,063,003	10.43	39,053,575	11.80
Northwest	6,019,773	1.69	4,083,800	1.23
South	2,550,476	0.72	1,770,499	0.54
Other(a)	1,983,324	0.56	-	-
Total Investments	$355,359,843	100.00%	$330,874,911	100.00%

(a)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2020:

For the Fiscal Years Ending December 31:	Amount
2021	$8,083,968
2022	17,075,462
2023	36,794,399
2024	81,339,862
2025	86,917,488
Thereafter	129,790,584
Total contractual repayments	360,001,763
Adjustments to cost basis on debt investments(a)	(2,299,058)
Total Cost Basis of Debt Investments Held at December 31, 2020:	$357,702,705

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the year ended December 31, 2020, the Company recorded base management fees $3,616,250 and waivers to the base management fees of $1,265,687, as set forth within the accompanying statements of operations. For the year ended December 31, 2019, the Company recorded base management fees $3,243,496 and waivers to the base management fees of $1,135,224, as set forth within the accompanying statements of operations. For the year ended December 31, 2018, the Company recorded base management fees $2,446,249 and waivers to the base management fees of $856,187, as set forth within the accompanying statements of operations.

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

For the year ended December 31, 2020, the Company recorded Incentive Fees related to net investment income of $1,818,457.  Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $1,596,800, as set forth within the accompanying statements of operations.  For the year ended December 31, 2019, the Company recorded Incentive Fees related to net investment income of $2,620,312.  Offsetting the incentive fees were waivers of the Incentive Fees related to net investment income of $2,115,919, as set forth within the accompanying statements of operations.  For the year ended December 31, 2018, the Company recorded Incentive Fees related to net investment income of $1,938,059.  Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $1,577,318, as set forth within the accompanying statements of operations.

For the years ended December 31, 2020, 2019 and 2018, the Company did not record any Incentive Fees related to capital gains.

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

For each of the years ended December 31, 2020, 2019 and 2018, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2020 and 2019 on the Company’s accompanying statements of assets and liabilities were as follows:

	December 31, 2020	December 31, 2019
Net base management fee due to Adviser	$597,141	$569,600
Net incentive fee due to Adviser	17,703	118,536
Total fees due to Adviser, net of waivers	614,844	688,136
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$681,094	$754,386

Other Agreements

The Company may invest alongside other clients of the Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of the Company’s exemptive relief.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock par value $0.001 per share (the “Common Stock”), for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$11,660,893	$16,060,580	$11,229,774
Denominator for basic and diluted weighted average common shares	37,733,129	32,672,328	24,340,035
Basic and diluted net increase in net assets resulting from operations per common share	$0.31	$0.49	$0.46

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

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2020 of $16,177,757, or $0.43 per share. The tax character of the distributions declared and paid represented $15,911,638 from ordinary income and $266,119 from tax return of capital.  The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2019 of $17,084,202, or $0.52 per share. The tax character of the distributions declared and paid represented $16,941,968 from ordinary income and $142,234 from tax return of capital.

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting.  These adjustments have no effect on net asset value per share.  For the year ended December 31, 2020 and 2019, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics.  The adjustments only change the classification in net assets in the statements of assets and liabilities.  During the year ended December 31, 2020 and 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Capital in excess of par value	$-	$(1,583)
Accumulated net investment income	(37,662)	(49,515)
Accumulated net realized gain (loss)	37,662	51,098

At December 31, 2020 and 2019, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31, 2020	As of December 31, 2019
Other temporary book/tax differences	$(192,992)	$(213,307)
Net tax basis unrealized depreciation	(3,630,949)	(1,847,095)
Accumulated net realized loss	(3,157,649)	(670,443)
Components of tax distributable (deficit) earnings at period end	$(6,981,590)	$(2,730,845)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year.  The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2020.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company.  As of December 31, 2020, the Company has long-term capital loss carryforward of $3,157,649.  The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months.  The Company’s U.S. federal tax returns for fiscal years 2018, 2019, and 2020 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2020, 2019, and 2018, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company.  On December 2, 2016, the same investor made an additional capital commitment of $50,000,000.  On December 7, 2017, the same investor made an additional capital commitment of $100,000,000.  On March 22, 2019, the same investor made an additional capital commitment of $40,000,000.  On September 23, 2019, the same investor made an additional capital commitment of $30,000,000.  On March 20, 2020, the same investor made an additional capital commitment of $11,200,000.   As of December 31, 2020, $6,200,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of December 31, 2020 and December 31, 2019, were 38,343,580 and 35,109,246, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2020 and 2019:

	Common stock shares in issue
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Shares in issue, beginning of period	35,109,246	28,269,649	21,988,238
Common stock issued ($30,000,000, $65,000,000, $60,000,000 respectively )	3,234,328	6,839,591	6,281,405
Issuance of common shares in connection with dividend reinvestment plan ($52, $60, and $57, respectively)	6	6	6
Shares in issue, end of period	38,343,580	35,109,246	28,269,649

The following table details the activity of Stockholders’ Equity for the years ended December 31, 2020 and 2019:

Year Ended December 31, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders’ Equity
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673
Net investment income	-	-	15,931,953	15,931,953
Net realized losses from investment transactions	-	-	(2,487,206)	(2,487,206)
Net change in unrealized depreciation on investments	-	-	(1,783,854)	(1,783,854)
Issuance of shares	3,233	29,996,767	-	30,000,000
Distributions to Stockholders	-	(266,119)	(15,911,638)	(16,177,757)
Reinvested Dividends	-	52	-	52
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861

Year Ended December 31, 2019	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235
Net investment income	-	-	16,962,283	16,962,283
Net realized losses from investment transactions	-	-	(672,026)	(672,026)
Net change in unrealized depreciation on investments	-	-	(229,677)	(229,677)
Issuance of shares	6,840	64,993,160	-	65,000,000
Distributions to Stockholders	-	(143,817)	(16,940,385)	(17,084,202)
Reinvested Dividends	-	60	-	60
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673

Year Ended December 31, 2018	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2017	$21,989	$209,266,921	$(93,334)	$209,195,576
Net investment income	-	-	12,558,101	12,558,101
Net realized gains from investment transactions	-	-	449,694	449,694
Net change in unrealized depreciation on investments	-	-	(1,778,021)	(1,778,021)
Issuance of shares	6,281	59,993,719	-	60,000,000
Distributions to Stockholders	-	(14,692)	(12,987,480)	(13,002,172)
Reinvested Dividends	-	57	-	57
Balance as of December 31, 2018	$28,270	$269,246,005	$(1,851,040)	$267,423,235

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

The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2020 and December 31, 2019:

Investment	Industry	December 31, 2020	December 31, 2019
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	Healthcare & Pharmaceuticals	$1,100,952	$761,905
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	Services: Business	546,154	-
Vertellus, Senior Secured Revolving Facility, 7.00% (Libor + 6.00%), maturity 12/22/25(i)	Chemicals, Plastics & Rubber	486,239	-
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27(i)	High Tech Industries	408,879	-
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	Transportation: Cargo	358,491	-
HighTower, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 1/31/25	Banking, Finance, Insurance & Real Estate	241,935	-
EverCommerce, Senior Secured Initial Term Loan, 5.74% (Libor + 5.50%), maturity 8/23/25	High Tech Industries	144,200	464,713
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25	Services: Consumer	130,719	130,719
Therma Holdings, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/16/27(i)	Services: Business	80,645	-
Alpaca, Senior Secured Revolver, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	Healthcare & Pharmaceuticals	51,770	-
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 6/3/26	Services: Business	50,125	50,125
Stepping Stones, Senior Secured COVID-19 Revolving Loan, 6.75% (Libor + 5.75%), maturity 6/30/21(j)	Healthcare & Pharmaceuticals	36,644	-
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24(j)	Healthcare & Pharmaceuticals	33,949	9,519
OEConnection, Senior Secured Initial Term Loan, 4.24% (Libor + 4.00%), maturity 9/25/26	High Tech Industries	5,865	142,180
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 7/18/26(i)	Containers, Packaging & Glass	-	437,500
Mavis, Senior Secured Closing Date Term Loan (First Lien), 3.48% (Libor + 3.25%), maturity 3/20/25	Automotive	-	345,141
Tangent, Senior Secured Closing Date Term Loan (First Lien), 4.99% (Libor + 4.75%), maturity 11/30/24	Construction & Building	-	333,333
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	Healthcare & Pharmaceuticals	-	288,796
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.74% (Libor + 4.50%), maturity 9/30/26	Chemicals, Plastics & Rubber	-	252,692
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 7/10/25	Healthcare & Pharmaceuticals	-	147,052
Service Logic, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/31/24	Services: Business	-	136,667
Alpaca, Senior Secured Term Loan, 7.75% (Libor + 6.75%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	124,637
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 5/14/26	Services: Consumer	-	100,000
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.48% (Libor + 4.25%), maturity 8/31/26	Health Care Equipment & Services	-	98,225
Ansira, Unitranche, 7.50% (Libor + 6.50%), maturity 12/20/24	Media: Advertising, Printing & Publishing	-	38,214
AmeriLife Group, Senior Secured Initial Term Loan (First Lien), 6.41% (Libor + 4.50%), maturity 6/12/26	Banking, Finance, Insurance & Real Estate	-	17,544
		$3,676,567	$3,878,962

Unfunded commitments represent all amounts unfunded as of December 31, 2020 and 2019. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Per Share Data:
Net asset value, beginning of period	$9.44	$9.46	$9.51	$9.55	$9.45
Net investment income(a)	0.42	0.52	0.52	0.44	0.38
Net realized (loss) gain on investments and change in unrealized appreciation (depreciation) on investments(a)(b)	(0.12)	(0.02)	(0.04)	(0.02)	0.07
Net increase in net assets resulting from operations	$0.30	$0.50	$0.48	$0.42	$0.45

Effect of equity capital activity
Distributions to stockholders from net investment income	(0.42)	(0.52)	(0.52)	(0.42)	(0.33)
Distributions to stockholders from capital gains	-	-	(0.01)	(0.03)	(0.01)
Distributions to stockholders from return of capital(c)(i)	(0.01)	-	-	(0.01)	(0.01)
Net asset value at end of period	$9.31	$9.44	$9.46	$9.51	$9.55
Total return(d)	3.22%	5.18%	4.94%	4.47%	4.80%
Shares of common stock outstanding at end of period	38,343,580	35,109,246	28,269,649	21,988,238	28,269,649

Statement of Assets and Liabilities Data:
Net assets at end of period	$356,882,861	$331,399,673	$267,423,235	$209,195,576	$170,369,661
Average net assets(e)	350,696,066	316,110,129	241,057,371	180,098,537	123,605,111

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	1.92%	2.32%	2.26%	2.23%	2.37%
Ratio of net expenses to average net assets-annualized(g)	1.10%	1.29%	1.25%	1.35%	1.59%
Ratio of net investment income to average net assets-annualized	4.54%	5.37%	5.21%	4.46%	3.81%
Portfolio turnover(h)	4.76%	2.91%	0.66%	1.92%	0.96%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	For the year ended December 31, 2019, the 0.00 is due to rounding.
(d)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(e)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(h)	Not annualized.
(i)	As of December 31, 2020, the Company has current capital loss carryforward of $3,157,649.

Note 10. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2020	Quarter Ended December 31, 2019	Quarter Ended December 31, 2018
Statement of Operations Data:
Income
Total investment income	$4,721,825	$5,434,922	$4,327,197
Expenses
Net expense	985,548	1,015,174	802,019
Net investment income	3,736,277	4,419,748	3,525,178
Net realized gain on investments	(1,444,110)	52,428	52,381
Net change in unrealized appreciation (depreciation) on investments	4,948,268	249,483	(900,688)
Net increase in net assets resulting from operations	$7,240,435	$4,721,659	$2,676,871

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.10	$0.13	$0.13
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.19	0.13	0.10
Distributions declared per common share	0.21	0.25	0.27

Statement of Assets and Liabilities Data:
Total assets	$360,602,977	$339,396,997	$282,945,853
Total liabilities	3,720,116	7,997,324	15,522,618
Net assets	356,882,861	331,399,673	267,423,235
Net asset value per common share	9.31	9.44	9.46
Common shares outstanding	38,343,580	35,109,246	28,269,649
Weighted common shares outstanding - basic and diluted	38,343,578	35,092,171	26,253,795

Other Data:
Number of portfolio investments	216	174	144
Average investment amount (b)	$1,661,994	$1,912,195	$1,849,169
Percentage of new investments at floating rates (b)	99.39%	99.38%	100.00%

(a) Per share data is based on weighted average common stock outstanding for both basic and diluted.
(b) Based on cost of investments.

Note 11. Federal Tax Information (Unaudited)

Qualified interest income is exempt from nonresident alien (NRA) tax withholding. The percentage of the Fund’s ordinary income distributions derived from qualified interest income was 100%.

Note 12. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 13. Subsequent Events

Subsequent to December 31, 2020 through March 19, 2021, the Company invested $12,556,153 at cost in ten different portfolio companies.

On December 28, 2020, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 665,951 shares of Common Stock, for an aggregate offering price of $6.2 million. The sale closed on January 8, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

3. Exhibits

The following exhibits are filed as part of this annual report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 17, 2020).

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.3	Form of License Agreement (Incorporated by reference to Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.5	Custodial Agreement, dated as of July 8, 2015, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.6	Management Fee Waiver Agreement, dated as of July 8, 2015, by and between the Company and the Adviser (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.7	Subscription Agreement, dated as of December 2, 2016, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 29, 2017).

10.8	Subscription Agreement, dated as of December 7, 2017, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 16, 2018).

10.9	Subscription Agreement, dated as of March 22, 2019, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-01154), filed on May 15, 2019).

10.10	Subscription Agreement, dated as of September 23, 2019, by and between the Company and Mercer Audax Credit Feeder Fund LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-01154), filed on November 14, 2019).

10.11	Subscription Agreement, dated as of March 20, 2020, by and between the Company and Mercer Audax Credit Feeder Fund LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-01154), filed on June 18, 2020).

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

14.2	Code of Ethics (Incorporated by reference to Exhibit 99.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-55426), filed on June 5, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Administrative Fee Waiver Letter, dated as of November 10, 2016, by and between the Company and the Administrator (Incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q, File No. 814-01154, filed on November 14, 2016).

*              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: March 19, 2021	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer

Date: March 19, 2021	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2021	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

Date: March 19, 2021	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: March 19, 2021	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 19, 2021	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 19, 2021	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 19, 2021	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director