Form 10-Q
period 2021-03-31
Audax Credit BDC Inc.
filed 2021-05-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The registrant had 39,009,531 shares of common stock, par value $0.001 per share, outstanding as of May 14, 2021.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2021 and December 31, 2020

(Expressed in U.S. Dollars)

	March 31, 2021
	(unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $369,765,279 and $358,990,792, respectively)	$367,260,244	$355,359,843
Cash and cash equivalents	13,622,836	4,289,122
Interest receivable	1,119,275	954,012
Receivable from bank loan repayment	34,970	-
Other assets	146,250	-

Total assets	$382,183,575	$360,602,977

Liabilities
Accrued expenses and other liabilities	$313,148	$316,522
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	623,262	614,844
Payable for investments purchased	13,020,700	2,722,500

Total liabilities	$14,023,360	$3,720,116
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 39,009,531 and 38,343,580 shares issued and outstanding, respectively	$39,009	$38,343
Capital in excess of par value	370,025,442	363,826,108
Total distributable earnings	(1,904,236)	(6,981,590)
Total Net Assets	$368,160,215	$356,882,861

Net Asset Value per Share of Common Stock at End of Period	$9.44	$9.31

Shares Outstanding	39,009,531	38,343,580

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Investment Income
Interest income
Non-Control/Non-Affiliate	$4,768,685	$5,202,708
Other	274	28,670
Total interest income	4,768,959	5,231,378
Other income
Non-Control/Non-Affiliate	47,514	14,740
Total income	4,816,473	5,246,118

Expenses
Base management fee(a)	$914,050	$880,852
Incentive fee(a)	291,293	661,359
Administrative fee(a)	66,250	66,250
Directors' fees	56,250	52,500
Professional fees	93,318	97,942
Other expenses	89,223	48,385

Expenses before waivers from investment adviser and administrator	1,510,384	1,807,288
Base management fee waivers(a)	(319,917)	(308,298)
Incentive fee waivers(a)	(262,164)	(563,778)
Total expenses, net of waivers	928,303	935,212
Net Investment Income	3,888,170	4,310,906

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	63,270	(3,776)
Net change in unrealized appreciation (depreciation) on investments	1,125,914	(15,537,533)
Net realized and unrealized gain (loss) on investments	1,189,184	(15,541,309)

Net Increase (Decrease) in Net Assets Resulting from Operations	$5,077,354	$(11,230,403)

Basic and Diluted per Share of Common Stock:
Net investment income	$0.10	$0.12
Net increase (decrease) in net assets resulting from operations	$0.13	$(0.31)

Weighted average shares of common stock outstanding basic diluted	38,957,735	36,541,077

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operations
Net investment income	$3,888,170	$4,310,906
Net realized gain (loss) on investments	63,270	(3,776)
Net change in unrealized appreciation (depreciation) on investments	1,125,914	(15,537,533)
Net increase (decrease) in net assets resulting from operations	5,077,354	(11,230,403)

Capital Share Transactions:
Issuance of common stock	6,200,000	15,000,000
Net increase in net assets from capital share transactions	6,200,000	15,000,000

Net Increase in Net Assets	11,277,354	3,769,597

Net Assets, Beginning of Period	356,882,861	331,399,673

Net Assets, End of Period	$368,160,215	$335,169,270

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,077,354	$(11,230,403)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Net realized (gain) loss on investments	(63,270)	3,776
Net change in unrealized (appreciation) depreciation on investments	(1,125,914)	15,537,533
Accretion of original issue discount interest and payment-in-kind interest	(159,050)	(93,473)
Decrease in receivable from investments sold	-	1,993,379
(Increase) decrease in interest receivable	(165,263)	43,544
Increase in receivable from bank loan repayment	(34,970)	(4,904,256)
(Increase) decrease in other assets	(146,250)	(147,795)
(Decrease) increase in accrued expenses and other liabilities	(3,374)	117,974
Increase (decrease) in fees due to investment advisor(a)	8,418	(18,001)
Increase in payable for investments purchased	10,298,200	11,924,115
Investment activity:
Investments purchased	(31,758,494)	(34,327,808)
Proceeds from investments sold	5,113,536	5,743,556
Repayment of bank loans	16,092,791	18,146,113
Total investment activity	(10,552,167)	(10,438,139)

Net cash provided by operating activities	3,133,714	2,788,254

Cash flows from financing activities:
Issuance of shares of common stock	6,200,000	15,000,000

Net cash provided by financing activities	6,200,000	15,000,000

Net increase in cash and cash equivalents	9,333,714	17,788,254

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	4,289,122	5,506,217

Cash and cash equivalents, end of period	$13,622,836	$23,294,471

Supplemental non-cash information
Payment-in-kind ("PIK") interest income	$40,499	$-

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of March 31, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (99.5%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 4.44% (Libor + 4.25%), maturity 7/9/25(i)	$4,215,792	$4,348,811	$4,197,723
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	4,177,412	4,144,447	4,177,411
Young, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/7/24	3,785,011	3,776,607	3,728,235
Confluent Health, Senior Secured Initial Term Loan, 5.19% (Libor + 5.00%), maturity 6/24/26	3,444,968	3,416,994	3,444,967
Specialty Care, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 9/1/23	3,300,315	3,302,737	3,300,314
PharMedQuest, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 10/31/24(i)(j)	3,298,398	3,264,486	3,265,413
Zest Dental, Senior Secured Initial Term Loan (First Lien), 3.69% (Libor + 3.50%), maturity 3/14/25(i)	3,247,592	3,263,336	3,235,412
Veritext, Senior Secured Initial Term Loan (First Lien), 3.69% (Libor + 3.50%), maturity 8/1/25	3,145,267	3,131,000	3,098,088
Waystar, Senior Secured Term Loan B, 4.19% (Libor + 4.00%), maturity 10/22/26(i)	2,972,494	2,963,816	2,983,994
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 8/18/23	2,874,893	2,859,204	2,759,897
Packaging Coordinators, Senior Secured Term B Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/30/27(i)	2,500,000	2,491,171	2,504,796
Soliant, Senior Secured Term Loan, 5.00% (Libor + 4.25%), maturity 3/24/28(i)	2,500,000	2,481,250	2,481,250
Zelis RedCard, Senior Secured Initial Term Loan, 3.69% (Libor + 3.50%), maturity 9/30/26(i)	2,438,979	2,426,383	2,435,382
MedRisk, Senior Secured Initial Term Loan (First Lien), 2.94% (Libor + 2.75%), maturity 12/27/24(i)	2,418,750	2,422,809	2,418,750
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 9/23/24(i)	2,415,396	2,399,484	2,415,396
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/1/24(i)	2,429,746	2,421,612	2,397,568
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/1/24	2,316,088	2,308,067	2,316,088
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.69% (Libor + 3.50%), maturity 7/10/25	2,300,295	2,306,338	2,300,295
MedRisk, Senior Secured Initial Loan (Second Lien), 6.94% (Libor + 6.75%), maturity 12/29/25(i)	2,100,000	2,079,842	2,100,000
Press Ganey, Senior Secured Initial Term Loan (First Lien), 3.69% (Libor + 3.50%), maturity 7/24/26(i)	1,970,000	1,964,068	1,958,098
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 4.69% (Libor + 4.50%), maturity 12/22/25	1,955,000	1,942,247	1,940,338
CareCentrix, Senior Secured Initial Term Loan, 4.69% (Libor + 4.50%), maturity 4/3/25	1,850,000	1,844,150	1,850,000
Alpaca, Senior Secured Term Loan, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	1,653,095	1,633,228	1,570,440
Symplr, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 12/22/27(i)	1,500,000	1,477,500	1,507,632
nThrive, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.75%), maturity 1/29/29	1,500,000	1,470,000	1,488,750
Upstream Rehabilitation, Senior Secured Term Loan, 4.69% (Libor + 4.50%), maturity 11/20/26(i)	1,485,000	1,483,084	1,486,248
CPS, Unitranche, 6.50% (Libor + 5.50%), maturity 2/28/25(j)	1,473,885	1,458,313	1,444,407
Stepping Stones, Unitranche, 7.25% (Libor + 6.25%), maturity 2/5/25(i)(j)	1,377,998	1,362,295	1,364,218
Wedgewood Pharmacy, Senior Secured TL, 5.25% (Libor + 4.50%), maturity 2/24/28(i)	1,000,000	990,000	998,750
nThrive, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 1/28/28(i)	1,000,000	995,000	996,794
Athena, Senior Secured Term B-1 Loan (First Lien), 4.69% (Libor + 4.50%), maturity 2/11/26(i)	987,443	979,954	991,789
Allied Benefit Systems, Senior Secured Initial Term B Loan, 5.50% (Libor + 4.75%), maturity 11/18/26	997,500	983,593	990,019
Veritext, Senior Secured Initial Term Loan (Second Lien), 7.19% (Libor + 7.00%), maturity 7/31/26	1,000,000	996,264	987,500
Ensemble, Senior Secured Closing Date Term Loan, 3.94% (Libor + 3.75%), maturity 8/3/26(i)	985,000	981,047	985,696
Dermatologists of Central States, Senior Secured Term Loan, 8.00% (Libor + 7.00%), maturity 4/20/22(j)	964,895	964,895	954,040
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.50% (Libor + 5.50%), maturity 5/9/25	966,861	957,297	945,107
Alcami, Senior Secured Initial Term Loan (First Lien), 4.44% (Libor + 4.25%), maturity 7/14/25	975,000	971,739	943,313
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/10/23(i)	910,079	913,261	910,656
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 9.25% (Libor + 8.25%), maturity 9/1/24	850,000	844,834	850,000
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 7/24/26(i)	498,750	494,048	501,026
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 2/6/25(i)	500,000	495,000	495,000
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/6/25	427,845	427,378	426,776
Alpaca, Senior Secured Revolver, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	129,426	125,543	122,955
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	-	(7,619)	-

High Tech Industries
Qlik, Senior Secured 2021 Refinancing Term Loan, 4.44% (Libor + 4.25%), maturity 4/26/24(i)	3,930,150	3,911,514	3,930,261
Netsmart, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/1/27(i)	3,500,000	3,485,400	3,504,523
Masergy, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,422,286	3,428,571
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 8/16/24(i)	3,378,570	3,360,112	3,378,570
Jaggaer, Senior Secured Initial Term Loan (First Lien), 4.19% (Libor + 4.00%), maturity 8/14/26(i)	3,114,817	3,110,517	3,120,172
EverCommerce, Senior Secured Initial Term Loan, 5.69% (Libor + 5.50%), maturity 8/23/25	3,114,766	3,051,900	3,114,766
Ivanti Software, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 12/1/27(i)	3,000,000	2,958,278	3,018,762
Infogroup, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 4/3/23	2,882,406	2,866,513	2,867,994
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27(i)	2,652,231	2,625,643	2,658,014
Idera, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 3/2/28(i)	2,618,959	2,617,660	2,608,871
Precisely, Senior Secured Term Loan B, 5.00% (Libor + 4.25%), maturity 3/19/28(i)	2,500,000	2,487,500	2,493,750
Flexera Software, Senior Secured Term B-1 Loan (First Lien), 4.25% (Libor + 3.25%), maturity 3/3/28(i)	2,408,853	2,408,853	2,417,572
ECi Software, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/9/27(i)	1,995,000	1,986,796	1,994,986
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 3.69% (Libor + 3.50%), maturity 3/5/27(i)(q)	1,985,003	1,877,968	1,971,185
QuickBase, Senior Secured Term Loan (First Lien), 4.19% (Libor + 4.00%), maturity 4/2/26	1,965,000	1,957,659	1,945,350
Intermedia , Senior Secured New Term Loan (First Lien), 7.00% (Libor + 6.00%), maturity 7/21/25	1,955,000	1,944,255	1,940,338
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.19% (Libor + 4.00%), maturity 4/18/25(i)	1,701,875	1,709,631	1,704,466
OEConnection, Senior Secured Initial Term Loan, 4.19% (Libor + 4.00%), maturity 9/25/26	1,613,361	1,607,498	1,605,294
Navex Global, Senior Secured Initial Term Loan (First Lien), 3.44% (Libor + 3.25%), maturity 9/5/25(i)	1,462,500	1,451,253	1,453,520
Corsair, Senior Secured Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 8/28/24	1,268,108	1,259,778	1,268,108

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

High Tech Industries (continued)
Infoblox, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 12/1/27(i)	$1,000,000	$995,364	$1,001,538
Veracode, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 11/5/27	1,000,000	990,669	997,500
SmartBear, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.25%), maturity 11/20/27	1,000,000	990,000	992,500
Imperva, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/12/26(i)	993,680	985,027	996,842
Barracuda, Senior Secured 2020 Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/12/25(i)	995,000	995,000	996,588
Insurity, Senior Secured Closing Date Term Loan (First Lien), 4.19% (Libor + 4.00%), maturity 7/31/26(i)	987,500	983,545	989,969
Unison, Unitranche, 8.00% (Libor + 7.00%), maturity 6/25/26(j)	992,500	970,067	987,538
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 12/2/22	823,635	820,832	815,399
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 13.25% (Libor + 12.25%), maturity 1/20/22(i)(m)	1,000,000	998,052	600,000
HelpSystems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/19/26(i)	495,000	493,894	498,552
Liaison, Senior Secured 2021 Term Loan, 4.50% (Libor + 3.75%), maturity 3/11/28(i)	498,750	497,503	497,503
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 4.00%), maturity 10/16/26(i)	495,000	469,620	495,499
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 12/15/23	478,658	477,589	478,658
GlobalLogic, Senior Secured Initial Term Loan, 2.94% (Libor + 2.75%), maturity 8/1/25(i)	214,763	213,972	214,227

Services: Business
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/23/25	3,940,000	3,910,488	3,920,300
RevSpring, Senior Secured Initial Term Loan (First Lien), 4.44% (Libor + 4.25%), maturity 10/11/25(i)	3,910,000	3,906,506	3,910,324
Addison, Senior Secured Initial Term Loan, 4.94% (Libor + 4.75%), maturity 4/15/26	2,947,500	2,905,208	2,947,500
Fleetwash, Senior Secured Incremental Term Loan, 5.75% (Libor + 4.75%), maturity 10/1/24	2,925,394	2,906,768	2,918,080
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.94% (Libor + 3.75%), maturity 2/9/26(i)	2,947,462	2,930,547	2,914,083
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 3.94% (Libor + 3.75%), maturity 2/2/26(i)	2,945,150	2,937,360	2,869,343
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/9/27(i)	2,481,250	2,459,181	2,490,277
HireRight, Senior Secured Initial Term Loan (Second Lien), 7.44% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,483,617	2,462,500
Allied Universal, Senior Secured Initial Term Loan, 4.44% (Libor + 4.25%), maturity 7/10/26(i)	2,459,894	2,445,560	2,459,397
Newport Group, Senior Secured Initial Term Loan (First Lien), 3.69% (Libor + 3.50%), maturity 9/12/25(i)	2,439,950	2,429,647	2,434,186
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 6/19/24	2,363,523	2,363,523	2,336,933
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/10/25	2,335,958	2,331,934	2,335,958
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	2,069,231	2,044,941	2,053,712
Veregy, Senior Secured Incremental Term Loan, 7.00% (Libor + 6.00%), maturity 11/3/27	1,995,000	1,938,134	1,985,025
Quantum Health, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 5.00%), maturity 12/22/27(i)	1,500,000	1,477,500	1,503,750
Eliassen Group, Senior Secured Initial Term B Loan, 4.44% (Libor + 4.25%), maturity 11/5/24	1,483,744	1,478,836	1,483,744
First Advantage, Senior Secured Term B-1 Loan (First Lien), 3.19% (Libor + 3.00%), maturity 1/31/27(i)	1,489,994	1,477,008	1,481,528
OSG Billing Services, Senior Secured Term B Loan (First Lien), 5.50% (Libor + 4.50%), maturity 3/27/24	1,455,641	1,452,231	1,439,265
DBi Services, Senior Secured Term B Loan (Second Lien), 9.00% (Libor + 9.00%), maturity 2/2/26	1,379,149	1,379,149	1,379,149
Epic Staffing Group, Senior Secured Initial Term Loan, 7.25% (Libor + 6.25%), maturity 2/5/27	1,094,595	1,064,595	1,086,385
eResearch (ERT), Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 2/4/27(i)	996,237	996,237	999,140
WCG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/8/27(i)	992,500	983,636	994,803
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.19% (Libor + 4.00%), maturity 8/14/26(i)	985,000	982,872	960,375
Diversified, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/23/23	944,744	940,168	935,297
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.19% (Libor + 4.00%), maturity 6/3/26	542,479	539,312	542,479
System One, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 3/2/28	500,000	497,500	496,250
Therma Holdings, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/16/27	418,306	414,113	415,169

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/15/25(i)	3,910,000	3,858,367	3,923,815
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/30/24	3,383,880	3,374,264	3,307,743
DuBois Chemicals, Senior Secured Term Loan (Second Lien), 8.69% (Libor + 8.50%), maturity 9/30/27	3,000,000	2,970,648	2,977,500
Vertellus, Senior Secured Term Loan Facility, 7.00% (Libor + 6.00%), maturity 12/21/27	2,994,750	2,919,750	2,972,289
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 10/4/21	2,723,577	2,722,029	2,587,398
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 1/31/25(i)	2,648,100	2,655,442	2,537,017
Unifrax, Senior Secured USD Term Loan (First Lien), 3.94% (Libor + 3.75%), maturity 12/12/25(i)	2,444,975	2,425,348	2,331,430
Boyd Corp, Senior Secured Initial Loan (Second Lien), 6.94% (Libor + 6.75%), maturity 9/6/26	2,000,000	2,001,884	1,985,000
Q Holding, Senior Secured Term B Loan (2019), 6.00% (Libor + 5.00%), maturity 12/29/23	1,970,000	1,962,576	1,920,750
Zep, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/12/24(i)	1,931,209	1,929,726	1,916,674
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.69% (Libor + 4.50%), maturity 9/30/26(i)	1,790,841	1,754,641	1,777,410
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/31/25(i)	970,000	966,939	948,144
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 10/28/24(i)	974,811	961,884	931,196
Spartech, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/17/25	820,833	810,422	820,833
Polytek, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 9/20/24	498,747	493,747	497,501
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 3.69% (Libor + 3.50%), maturity 9/6/25(i)	496,183	464,458	489,498
Vertellus, Senior Secured Revolving Facility, 7.00% (Libor + 6.00%), maturity 12/22/25	-	(12,156)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 7/26/24	$5,262,071	$5,215,268	$5,222,606
StandardAero, Senior Secured 2020 Term B-1 Loan, 3.69% (Libor + 3.50%), maturity 4/6/26(i)	3,296,253	3,287,874	3,211,209
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 4/30/26	2,000,000	2,008,006	1,945,000
Whitcraft, Unitranche, 7.00% (Libor + 6.00%), maturity 4/3/23	1,977,439	1,968,611	1,928,003
StandardAero, Senior Secured 2020 Term B-2 Loan, 3.69% (Libor + 3.50%), maturity 4/6/26(i)	1,772,179	1,767,674	1,726,457
Eton, Senior Secured Initial Term Loan (First Lien), 4.19% (Libor + 4.00%), maturity 5/1/25(i)	1,493,645	1,489,031	1,497,295
Tronair, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 9/8/23	1,437,323	1,433,153	1,302,215
Amentum, Senior Secured Tranche 2 Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 1/29/27(i)	1,000,000	981,457	1,005,573
Peraton, Senior Secured Term B Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/1/28(i)	1,000,000	995,000	1,002,887
Amentum, Senior Secured Tranche 1 Term Loan (First Lien), 3.69% (Libor + 3.50%), maturity 1/29/27(i)	992,500	963,722	987,332
API Technologies, Senior Secured Initial Term Loan (First Lien), 4.44% (Libor + 4.25%), maturity 5/9/26(i)	987,437	960,733	975,296
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/30/25(i)	491,514	489,457	478,751
Novaria Group, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 1/27/27	481,818	477,388	477,000

Services: Consumer
A Place For Mom, Senior Secured Term Loan, 4.75% (Libor + 3.75%), maturity 8/10/24	2,632,050	2,631,659	2,579,409
Weld North, Senior Secured Term Loan B (First Lien), 4.75% (Libor + 4.00%), maturity 12/21/27(i)	2,438,756	2,438,756	2,440,061
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 4.69% (Libor + 4.50%), maturity 12/18/25(i)	2,257,836	2,175,053	2,263,891
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 3.44% (Libor + 3.25%), maturity 5/14/26(i)	2,063,750	2,059,951	2,044,241
LegalShield, Senior Secured Initial Term Loan (First Lien), 3.44% (Libor + 3.25%), maturity 5/1/25(i)	1,927,000	1,916,989	1,909,099
Ned Stevens, Senior Secured Term A Loan, 6.75% (Libor + 5.75%), maturity 9/30/25(j)	1,477,124	1,456,428	1,469,739
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 8/19/27	995,000	985,731	992,513
Spring Education, Senior Secured Initial Term Loan (First Lien), 4.44% (Libor + 4.25%), maturity 7/30/25(i)	975,000	973,362	935,874
LegalShield, Senior Secured New Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/1/25	497,500	490,447	493,769
StubHub, Senior Secured USD Term B Loan, 3.69% (Libor + 3.50%), maturity 2/12/27(i)	493,750	491,543	480,051
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25(j)	-	(2,614)	-

Banking, Finance, Insurance & Real Estate
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 4/30/23	2,500,000	2,506,109	2,500,000
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.19% (Libor + 4.00%), maturity 3/18/27(i)	2,481,533	2,466,978	2,481,533
Kestra Financial, Senior Secured Initial Term Loan, 4.44% (Libor + 4.25%), maturity 6/3/26	1,970,000	1,954,715	1,965,075
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%), maturity 10/31/22	1,951,993	1,938,898	1,937,353
Orion, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 9/24/27(i)	1,496,250	1,481,250	1,497,853
HighTower, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 1/31/25(i)	1,493,104	1,474,316	1,493,104
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 9/6/24	1,451,250	1,449,429	1,447,622
Advisor Group, Senior Secured Term B-1 Loan, 4.69% (Libor + 4.50%), maturity 7/31/26(i)	1,037,312	1,029,981	1,038,791
Mitchell International, Senior Secured Amendment No. 2 New Term Loan Facility (First Lien), 4.75% (Libor + 4.25%), maturity 11/29/24(i)	995,000	945,092	998,644
Sedgwick Claims, Senior Secured Initial Term Loan, 3.44% (Libor + 3.25%), maturity 12/31/25(i)	493,687	493,135	487,865

Containers, Packaging & Glass
ProAmpac, Senior Secured 2020-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/3/25(i)	2,977,335	2,977,335	2,983,016
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.19% (Libor + 4.00%), maturity 7/18/26	2,901,829	2,888,791	2,901,829
Potters Industries, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/14/27(i)	1,500,000	1,486,093	1,505,625
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 3/3/28(i)	1,511,246	1,503,690	1,502,001
Lacerta, Senior Secured Term Loan, 6.50% (Libor + 5.75%), maturity 12/30/26	997,500	987,500	990,019
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 3.94% (Libor + 3.75%), maturity 7/31/26(i)	987,500	985,563	982,267
Tank Holding, Senior Secured 2020 Refinancing Term Loan (First Lien), 3.44% (Libor + 3.25%), maturity 3/26/26(i)	985,000	981,681	973,169
Pregis Corporation, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 7/31/26	500,000	497,682	500,000
Applied Adhesives, Senior Secured Term A Loan, 5.75% (Libor + 5.00%), maturity 3/12/27(i)	500,000	494,351	495,000
Berlin Packaging, Senior Secured Initial Term Loan (First Lien), 3.00% (Libor + 3.00%), maturity 11/7/25(i)	493,655	474,075	486,618
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 7.00% (Libor + 6.00%), maturity 11/12/21	476,962	476,538	476,962
Applied Adhesives, Senior Secured Revolving Loan, 5.75% (Libor + 5.00%), maturity 3/12/27(i)	-	(711)	-

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 3.44% (Libor + 3.25%), maturity 3/20/25(i)	3,819,706	3,808,288	3,819,706
Highline, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 11/9/27(i)	2,863,636	2,790,623	2,877,239
Les Schwab Tire, Senior Secured Initial Term Loan, 4.25% (Libor + 3.50%), maturity 11/2/27(i)	1,995,000	1,985,649	2,001,691
Truck Hero, Senior Secured Initial Term Loan, 4.50% (Libor + 3.75%), maturity 1/31/28(i)	1,500,000	1,500,000	1,500,577
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 2/3/25	975,000	955,582	960,375
IXS, Senior Secured Initial Term Loan, 5.00% (Libor + 4.25%), maturity 3/5/27(i)	800,637	798,173	803,099
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 7.75% (Libor + 6.75%), maturity 2/2/26	500,000	490,069	492,500

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 3.94% (Libor + 3.75%), maturity 9/30/24(i)	2,037,185	2,037,185	1,963,615
BAS, Senior Secured Repricing Term Loan, 4.75% (Libor + 3.75%), maturity 5/21/24(i)	1,944,289	1,946,772	1,944,352
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/1/25(i)	1,500,000	1,480,138	1,503,081
Edward Don, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/2/25	1,460,050	1,455,775	1,375,367
Flow Control Group, Senior Secured Term Loan (1st Lien), 4.25% (Libor + 3.75%), maturity 3/17/28(i)	1,000,000	997,500	1,000,000
Cole-Parmer, Senior Secured Term B-1 Loan (First Lien), 4.19% (Libor + 4.00%), maturity 11/4/26(i)	990,000	986,359	991,306
TriMark, Senior Secured Initial Term Loan (First Lien), 3.69% (Libor + 3.50%), maturity 8/28/24	981,071	892,374	598,453
Infinite Electronics, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/2/28(i)	500,000	498,750	501,875
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 6.69% (Libor + 6.50%), maturity 10/1/26	500,000	503,385	496,250
Duravant, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/19/24	493,687	493,687	493,687
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/2/24(i)	487,406	490,318	488,001

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Construction & Building
PlayPower, Senior Secured Initial Term Loan, 5.69% (Libor + 5.50%), maturity 5/8/26	$1,853,945	$1,853,945	$1,821,500
Tangent, Senior Secured Closing Date Term Loan (First Lien), 4.94% (Libor + 4.75%), maturity 11/30/24	1,806,601	1,795,370	1,802,085
PlayCore, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 9/29/25	1,500,000	1,471,144	1,492,500
DiversiTech Corporation, Senior Secured Tranche B-2 Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 6/3/24	1,455,972	1,447,172	1,452,332
PlayCore, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 9/30/24(i)	964,420	962,944	958,451
CHI Overhead Doors, Senior Secured Third Amendment Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 7/31/25	620,416	618,499	620,416
Hoffman Southwest, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/14/23	517,526	516,071	513,645
DiversiTech Corporation, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 6/2/25	500,000	490,488	498,750
Acuren, Senior Secured Initial Term Loan, 4.44% (Libor + 4.25%), maturity 1/23/27(i)	495,000	492,793	497,382

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 10/12/24(i)	3,599,675	3,596,287	3,549,288
Transplace, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 10/7/24(i)	2,435,078	2,430,374	2,444,876
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	1,995,000	1,974,664	1,980,038
Kenan Advantage Group, Senior Secured U.S. Term B-1 Loan, 4.50% (Libor + 3.75%), maturity 3/24/26(i)	997,500	992,513	996,335

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 3/20/25	3,885,858	3,886,342	3,856,714
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/22	1,890,184	1,878,508	1,842,930
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	1,436,108	1,435,743	1,403,796

Consumer Goods: Non-durable
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23	2,196,149	2,186,341	2,146,736
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.25% (Libor + 5.00%), maturity 9/11/23	1,906,766	1,899,000	1,882,931
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24(i)	974,836	979,883	944,791

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/21/23(i)	2,412,668	2,405,973	2,245,241
Loparex, Senior Secured Initial Term Loan (First Lien), 4.69% (Libor + 4.50%), maturity 7/31/26	1,477,500	1,465,635	1,470,113
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.50% (Libor + 9.50%), maturity 11/21/24	1,250,000	1,250,000	1,215,625

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 4.94% (Libor + 4.75%), maturity 11/20/25	2,452,455	2,437,148	2,452,455
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 4.75% (Libor + 3.75%), maturity 8/25/25	1,950,000	1,944,113	1,920,750

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%), maturity 12/20/24	2,052,010	2,043,748	1,539,008
Northstar, Senior Secured Term Loan, 6.75% (Libor + 6.25%), maturity 6/7/24	1,387,533	1,387,533	1,342,439
Vestcom International, Senior Secured L/C Collaterilized, 5.00% (Libor + 4.00%), maturity 12/19/23	777,728	779,713	773,839

Environmental Industries
Denali Water Solutions, Senior Secured Term Loan, 5.00% (Libor + 4.25%), maturity 3/17/28(i)	2,000,000	1,980,000	2,000,000

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22	985,476	984,947	970,694

Hotel, Gaming & Leisure
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	1,119,231	1,113,509	895,385

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.44% (Libor + 4.25%), maturity 8/31/26(i)	530,742	526,508	527,522

Consumer Goods: Durable
Careismatic Brands, Senior Secured Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 1/6/28(i)	500,000	498,750	498,995

Total Bank Loans		$368,457,656	$366,318,420

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.3%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)		$800,535	$520,348
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)		-	-

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $2,191)(j)(m)(n)(o)		261,438	249,076

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A units, Fair value of $165,138)(m)(r)		165,138	160,087

Healthcare & Pharmaceuticals
Alpaca, Class A Units (45,745.61 Class A Units, Fair value of $12,313)(j)(m)(o)(p)		80,512	12,313

Total Equity and Preferred Shares		$1,307,623	$941,824

Total Portfolio Investments(s)		$369,765,279	$367,260,244

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(r)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	At March 31, 2021, the cost of investments for income tax purposes was $369,765,279, the gross unrealized depreciation for federal tax purposes was $4,314,152, the gross unrealized appreciation for federal income tax purposes was $1,809,117, and the net unrealized depreciation was $2,505,035.

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

As of December 31, 2020 (Continued)

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

Audax Credit BDC Inc.

Schedule of Investments (Continued)

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

Audax Credit BDC Inc.

Schedule of Investments (Continued)

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

Audax Credit BDC Inc.

Notes to Financial Statements

March 31, 2021

(unaudited)

Note 1. Organization

Audax Credit BDC Inc. (the “Company”) is a Delaware corporation that was formed on January 29, 2015. The Company is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, effective with the Company’s taxable year ended December 31, 2015, the Company has elected to be treated for federal income tax purposes, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at March 31, 2021 and December 31, 2020. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2021, the Company had one investment on non-accrual which represented 0.27% and 0.16% of its total portfolio at cost and fair market value, respectively. As of December 31, 2020, the Company had one investment on non-accrual which represented 0.28% and 0.17% of its total portfolio at cost and fair market value, respectively.

The Company currently holds loans in the portfolio that contain OID and that contain payment-in-kind (“PIK”) provisions. The Company recognizes OID for loans originally issued at a discount and recognizes the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation. Therefore, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain the ability to be taxed as a RIC, the Company may need to pay out of both OID and PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash on either.

As of March 31, 2021, the Company held 204 investments in loans with OID. The Company accrued OID income of $118,551 for the three months ended March 31, 2021. The unamortized balance of OID on debt investments as of March 31, 2021 totaled $2,356,925. As of December 31, 2020, the Company held 197 investments in loans with OID. The Company accrued OID income of $93,473 for the three months ended March 31, 2020. The unamortized balance of OID investments as of December 31, 2020, totaled $2,299,058.

As of March 31, 2021, the Company held three investments which had a PIK interest component. The Company recorded $40,499 in PIK interest income for the three months ended March 31, 2021. As of March 31, 2020, the Company held one investment which had a PIK interest component. The Company did not record any PIK interest income for the three months ended March 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company held $13,622,836 and $4,289,122 in cash and cash equivalents, respectively. For the three months ended March 31, 2021 and 2020, the Company earned $274 and $28,670, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three months ended March 31, 2021 and 2020, the Company accrued $47,514 and $14,740 of other income, respectively, related to amendment fees.

New Accounting Pronouncements

In March 2020, FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), “Reference Rate Reform (Topic 848)”. In response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the guidance.

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

As of March 31, 2021, $174,269,967 of the Company’s investments were valued using unobservable inputs, and $192,990,277 were valued using observable inputs. During the three months ended March 31, 2021, $23,375,318 transferred into Level 3 due to a decrease in observable prices in the market and $46,631,514 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2020, $199,000,205 of the Company’s investments were valued using unobservable inputs, and $156,359,638 were valued using observable inputs. During the three months ended March 31, 2020, $65,946,077 transferred into Level 3 due to a decrease in observable prices in the marker and $20,650,498 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

The following table presents the Company’s investments carried at fair value as of March 31, 2021 and December 31, 2020, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$188,787,196	$149,128,548	$337,915,744
Second lien debt	-	4,203,081	24,199,595	28,402,676
Equity and Preferred Shares	-	-	941,824	941,824
Total	$-	$192,990,277	$174,269,967	$367,260,244

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$153,794,500	$170,910,171	$324,704,671
Second lien debt	-	2,400,000	27,290,845	29,690,845
Equity and Preferred Shares	-	165,138	799,189	964,327
Total	$-	$156,359,638	$199,000,205	$355,359,843

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2021. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of March 31, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$140,830,722	Matrix Pricing	Senior Leverage	1.54x - 10.28x	5.04x
			Total Leverage	1.54x - 14.73x	6.03x
			Interest Coverage	0.46x - 7.30x	2.52x
			Debt Service Coverage	0.42x - 6.81x	2.07x
			TEV Coverage	1.17x - 6.71x	2.53x
			Liquidity	22.10% - 593.81%	173.10%
			Spread Comparison	300bps - 700bps	458bps

	8,297,826	Market Analysis	Senior Leverage	(9.14)x - 18.16x	9.04x
			Total Leverage	(9.14)x - 20.33x	10.39x
			Interest Coverage	(1.75)x - 1.67x	0.59x
			Debt Service Coverage	(2.71)x - 1.51x	0.36x
			TEV Coverage	(0.77)x - 1.35x	0.80x
			Liquidity	26.19% - 222.79%	96.10%
			Spread Comparison	350bps - 650bps	493bps

Second lien debt	22,820,446	Matrix Pricing	Senior Leverage	4.40x - 11.73x	6.54x
			Total Leverage	4.40x - 11.73x	6.54x
			Interest Coverage	0.94x - 3.10x	2.10x
			Debt Service Coverage	0.79x - 2.75x	1.77x
			TEV Coverage	0.70x - 3.12x	1.94x
			Liquidity	100.00% - 298.07%	150.05%
			Spread Comparison	650bps - 950bps	767bps

Total	$171,948,994

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.
(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.
(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $2,320,973 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2021 and 2020 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2021	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2020	$170,910,171	$27,290,845	$799,189	$199,000,205
Transfers into Level 3	23,210,180	-	165,138	23,375,318
Transfers out of Level 3	(43,035,264)	(3,596,250)	-	(46,631,514)
Total gains:
Net realized gain(a)	52,639	123	-	52,762
Net unrealized appreciation (depreciation)(b)	217,423	29,877	(42,039)	205,261
New investments, repayments and settlements:(c)
Purchases	4,460,138	1,470,000	19,536	5,949,674
Settlements/repayments	(6,783,665)	(1,000,000)	-	(7,783,665)
Net amortization of premiums, PIK, discounts and fees	96,926	5,000	-	101,926
Sales	-	-	-	-
Fair Value as of March 31, 2021	$149,128,548	$24,199,595	$941,824	$174,269,967

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2021.
(b)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the three months ended March 31, 2021.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended March 31, 2020	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590
Transfers into Level 3	65,946,077	-	-	65,946,077
Transfers out of Level 3	(11,659,069)	(8,991,429)	-	(20,650,498)
Total gains:
Net realized (loss) gain(a)	(53,247)	-	-	(53,247)
Net unrealized (depreciation) appreciation(b)	(13,839,089)	(1,220,061)	(29,931)	(15,089,081)
New investments, repayments and settlements:(c)
Purchases	11,440,787	6,708,438	-	18,149,225
Settlements/repayments	(9,624,849)	-	-	(9,624,849)
Net amortization of premiums, PIK, discounts and fees	85,455	4,351	-	89,806
Sales	(5,743,556)	-	-	(5,743,556)
Fair Value as of March 31, 2020	$263,945,044	$17,842,097	$689,326	$282,476,467

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2020.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2020.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at March 31, 2021 and 2020 was $200,397 and $(1,046,694), respectively.

Investment Activities

The Company held a total of 223 investments with an aggregate fair value of $367,260,244 as of March 31, 2021. During the three months ended March 31, 2021, the Company invested in 24 new investments for a combined $24,915,797 and in existing investments for a combined $6,842,697. The Company also received $16,092,791 in repayments from investments and $5,113,536 from investments sold during the three months ended March 31, 2021.

The Company held a total of 216 investments with an aggregate fair value of $355,359,843 as of December 31, 2020. During the three months ended March 31, 2020, the Company invested in 28 new investments for a combined $25,224,701 and in existing investments for a combined $9,103,107. The Company also received $18,146,113 in repayments from investments and $5,743,556 from investments sold during the three months ended March 31, 2020.

Investment Concentrations

As of March 31, 2021, the Company’s investment portfolio consisted of investments in 192 companies located in 35 states across 22 different industries, with an aggregate fair value of $367,260,244. The five largest investments at fair value as of March 31, 2021 totaled $21,451,816, or 5.84%, of the Company’s total investment portfolio as of such date. As of March 31, 2021, the Company’s average investment was $1,658,140 at cost.

As of December 31, 2020, the Company’s investment portfolio consisted of investments in 186 companies located in 35 states across 22 different industries, with an aggregate fair value of $355,359,843. The five largest investments at fair value as of December 31, 2020 totaled $21,474,504, or 6.04%, of the Company’s total investment portfolio as of such date. As of December 31, 2020, the Company’s average investment was $1,661,994 at cost.

The following table outlines the Company’s investments by security type as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
		Percentage		Percentage		Percentage		Percentage
		of Total		of Total		of Total		of Total
	Cost	Investment	Fair Value	Investment	Cost	Investment	Fair Value	Investment
First lien debt	$339,611,741	91.85%	$337,915,744	92.01%	$327,535,610	91.24%	$324,704,671	91.37%
Second lien debt	28,845,915	7.80%	28,402,676	7.73%	30,167,095	8.40%	29,690,845	8.36%
Total Debt Investments	368,457,656	99.65%	366,318,420	99.74%	357,702,705	99.64%	354,395,516	99.73%
Equity and Preferred Shares	1,307,623	0.35%	941,824	0.26%	1,288,087	0.36%	964,327	0.27%
Total Equity Investments	1,307,623	0.35%	941,824	0.26%	1,288,087	0.36%	964,327	0.27%
Total Investments	$369,765,279	100.00%	$367,260,244	100.00%	$358,990,792	100.00%	$355,359,843	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$82,282,844	22.40%	$76,049,509	21.40%
High Tech Industries	60,987,386	16.61	61,586,355	17.33
Services: Business	52,275,300	14.23	50,490,828	14.21
Chemicals, Plastics & Rubber	32,084,285	8.74	31,878,575	8.97
Aerospace & Defense	21,759,624	5.92	20,755,039	5.84
Services: Consumer	15,857,723	4.32	15,809,209	4.45
Banking, Finance, Insurance & Real Estate	15,847,840	4.32	16,984,886	4.78
Containers, Packaging & Glass	13,796,506	3.76	11,243,766	3.16
Automotive	12,455,187	3.39	12,179,594	3.43
Capital Equipment	11,355,987	3.09	9,834,504	2.77
Construction & Building	9,657,061	2.63	9,664,073	2.72
Transportation: Cargo	8,970,537	2.44	7,974,497	2.24
Wholesale	7,103,440	1.93	7,121,878	2.00
Consumer Goods: Non-durable	4,974,458	1.35	4,868,015	1.37
Forest Products & Paper	4,930,979	1.34	4,842,432	1.36
Beverage, Food & Tobacco	4,373,205	1.19	4,394,178	1.24
Media: Advertising, Printing & Publishing	3,655,286	1.00	3,735,229	1.05
Environmental Industries	2,000,000	0.55	-	-
Metals & Mining	970,694	0.27	968,139	0.27
Hotel, Gaming & Leisure	895,385	0.24	895,385	0.26
Health Care Equipment & Services	527,522	0.14	526,939	0.15
Consumer Goods: Durable	498,995	0.14	2,285,922	0.64
Retail	-	-	1,270,891	0.36
	$367,260,244	100.00%	$355,359,843	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$91,008,216	24.78%	$89,419,521	25.16%
Midwest	80,757,977	21.99	78,184,041	22.00
West	52,855,109	14.39	55,600,298	15.65
Southeast	46,728,044	12.72	41,633,230	11.72
Southwest	44,911,542	12.23	42,906,177	12.07
East	39,930,366	10.87	37,063,003	10.43
Northwest	6,034,618	1.64	6,019,773	1.69
South	3,063,187	0.84	2,550,476	0.72
Other(a)	1,971,185	0.54	1,983,324	0.56
Total Investments	$367,260,244	100.00%	$355,359,843	100.00%

(a) The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2021:

For the Fiscal Years Ending December 31:	Amount
2021	$7,264,902
2022	17,216,553
2023	33,578,381
2024	77,739,480
2025	81,821,701
Thereafter	153,193,564
Total contractual repayments	370,814,581
Adjustments to cost basis on debt investments(a)	(2,356,925)
Total Cost Basis of Debt Investments Held at March 31, 2021:	$368,457,656

(a)   Adjustment to cost basis related to unamortized balance of OID investments.

COVID-19 Developments

During the three months ended March 31, 2021 and subsequent to March 31, 2021, the COVID-19 pandemic has had a significant impact on the U.S. economy. Certain of the Company's portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which have resulted in a material adverse impact on the Company's net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies and may continue to adversely affect the Company’s future net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

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

For the three months ended March 31, 2021, the Company recorded base management fees of $914,050 and waivers to the base management fees of $319,917, as set forth within the accompanying statements of operations. For the three months ended March 31, 2020, the Company recorded base management fees of $880,852 and waivers to the base management fees of $308,298, as set forth within the accompanying statements of operations.

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

For the three months ended March 31, 2021, the Company recorded incentive fees related to net investment income of $291,293. Offsetting the incentive fees were waivers of the incentive fees of $262,164 for the three months ended March 31, 2021, as set forth within the accompanying statements of operations. For the three months ended March 31, 2020, the Company recorded incentive fees related to net investment income of $661,359. Offsetting the incentive fees were waivers of the incentive fees of $563,778 for the three months ended March 31, 2020, as set forth within the accompanying statements of operations.

Administration Agreement and Administrative Fee

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

The Company accrued administrative fees of $66,250, for both the three months ended March 31, 2021 and 2020, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2021 and December 31, 2020 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2021	December 31, 2020
Net base management fee due to Adviser	$594,133	$597,141
Net incentive fee due to Adviser	29,129	17,703
Total fees due to Adviser, net of waivers	623,262	614,844
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$689,512	$681,094

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$5,077,354	$(11,230,403)
Denominator for basic and diluted weighted average common shares	38,957,735	36,541,077
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.13	$(0.31)

Note 6. Income Tax

The Company has elected to be regulated as a BDC under the 1940 Act, as well as elected to be treated, and intends to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, the Company generally is not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes as dividends for U.S. federal income tax purposes to its stockholders. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any (i.e., “investment company taxable income,” determined without regard to any deduction for dividends paid), for each taxable year. The amount to be paid out as distributions to the Company’s stockholders is determined by the Board of Directors and is based on management’s estimate of the fiscal year earnings. Based on that estimate, the Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from corporate-level U.S. federal income taxes. Although the Company currently intends to distribute its net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, recognized in respect of each taxable year as dividends out of the Company’s assets legally available for distribution, the Company in the future may decide to retain for investment and be subject to entity-level income tax on such net capital gains. Additionally, depending on the level of taxable income earned in a taxable year, the Company may choose to carry forward taxable income in excess of current year distributions into the next taxable year and incur a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company will accrue an excise tax, if any, on estimated excess taxable income as such excess taxable income is earned.

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

U.S. GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2020 and 2019, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2020 and 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

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

Note 7. Equity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. On March 20, 2020, the same investor made an additional capital commitment of $11,200,000. As of March 31, 2021, there were no unfunded commitments by investors.

The number of shares of Common Stock issued and outstanding as of March 31, 2020 and December 31, 2020, were 39,009,531 and 38,343,580, respectively.

The following table details the activity of Stockholders’ Equity for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861
Net investment income	-	-	3,888,170	3,888,170
Net realized gains from investment transactions	-	-	63,270	63,270
Net change in unrealized appreciation on investments	-	-	1,125,914	1,125,914
Issuance of shares	666	6,199,334	-	6,200,000
Balance as of March 31, 2021	$39,009	$370,025,442	$(1,904,236)	$368,160,215

Three Months Ended March 31, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673
Net investment income	-	-	4,310,906	4,310,906
Net realized losses from investment transactions	-	-	(3,776)	(3,776)
Net change in unrealized depreciation on investments	-	-	(15,537,533)	(15,537,533)
Issuance of shares	1,588	14,998,412	-	15,000,000
Balance as of March 31, 2020	$36,698	$349,093,820	$(13,961,248)	$335,169,270

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

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2021 and December 31, 2020:

Investment	Industry	March 31, 2021	December 31, 2020
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	Healthcare & Pharmaceuticals	$1,100,952	$1,100,952
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	Services: Business	507,692	546,154
Vertellus, Senior Secured Revolving Facility, 7.00% (Libor + 6.00%), maturity 12/22/25	Chemicals, Plastics & Rubber	486,239	486,239
Epic Staffing Group, Senior Secured Initial Term Loan, 7.25% (Libor + 6.25%), maturity 2/5/27	Services: Business	405,405	-
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	Transportation: Cargo	358,491	358,491
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 3/3/28(i)	Containers, Packaging & Glass	337,395	-
Stepping Stones, Unitranche, 7.25% (Libor + 6.25%), maturity 2/5/25(i)(j)	Healthcare & Pharmaceuticals	192,279	-
Flow Control Group, Senior Secured Term Loan (1st Lien), 4.25% (Libor + 3.75%), maturity 3/17/28(i)	Capital Equipment	190,476	-
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25	Services: Consumer	130,719	130,719
Applied Adhesives, Senior Secured Term A Loan, 5.75% (Libor + 5.00%), maturity 3/12/27(i)	Containers, Packaging & Glass	129,870	-
Therma Holdings, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/16/27	Services: Business	80,645	80,645
Applied Adhesives, Senior Secured Revolving Loan, 5.75% (Libor + 5.00%), maturity 3/12/27(i)	Containers, Packaging & Glass	71,111	-
Alpaca, Senior Secured Revolver, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	Healthcare & Pharmaceuticals	25,885	51,770
OEConnection, Senior Secured Initial Term Loan, 4.19% (Libor + 4.00%), maturity 9/25/26	High Tech Industries	5,865	5,865
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27(i)	High Tech Industries	-	408,879
HighTower, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 1/31/25(i)	Banking, Finance, Insurance & Real Estate	-	241,935
EverCommerce, Senior Secured Initial Term Loan, 5.69% (Libor + 5.50%), maturity 8/23/25	High Tech Industries	-	144,200
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.19% (Libor + 4.00%), maturity 6/3/26	Services: Business	-	50,125
Stepping Stones, Senior Secured COVID-19 Revolving Loan, 6.75% (Libor + 5.75%), maturity 6/30/21(j)	Healthcare & Pharmaceuticals	-	36,644
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24(j)	Healthcare & Pharmaceuticals	-	33,949

		$4,023,024	$3,676,567

Unfunded commitments represent all amounts unfunded as of March 31, 2021 and December 31, 2020. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Per Share Data:
Net asset value, beginning of period	$9.31	$9.44
Net investment income(a)	0.10	0.12
Net realized gain (loss) on investments and change in unrealized appreciation (depreciation) on investments(a)(b)	0.03	(0.43)
Net increase (decrease) in net assets resulting from operations	$0.13	$(0.31)
Net asset value at end of period	$9.44	$9.13
Total return(c)(g)	1.40%	(3.28)%
Shares of common stock outstanding at end of period	39,009,531	36,698,229

Statement of Assets and Liabilities Data:
Net assets at end of period	$368,160,215	$335,169,270
Average net assets(d)	366,230,150	344,131,639

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	1.67%	2.11%
Ratio of net expenses to average net assets-annualized(f)	1.03%	1.09%
Ratio of net investment income to average net assets-annualized	4.31%	5.04%
Portfolio turnover(g)	1.41%	1.75%

(a)	Based on weighted average basic per share of Common Stock data.
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

Note 11. Subsequent Events

The Company has considered the effects, if any, of events occurring after the date of the Company’s Statement of Assets and Liabilities through May 14, 2021, the date the quarterly report on Form 10-Q was issued. The Company has concluded there are no material items that warrant disclosure.

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

This quarterly report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our ability to continue to effectively manage our business due to COVID-19 and similar pandemics;
•	the ability of our portfolio companies to achieve their objectives;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•	changes in the general economy;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Adviser and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
•	the adequacy of our financing sources and working capital;
•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 19, 2021 (file no. 814-01154) (the “Annual Report”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of this quarterly report and our Annual Report as well as risk factors described or identified in other filings we may make with the SEC from time to time. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

OVERVIEW

Audax Credit BDC Inc. is a Delaware corporation that was formed on January 29, 2015. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intends to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in senior secured debt of privately owned U.S. middle market companies. We intend to invest at least 80% of our net assets plus the amount of any borrowings in “credit instruments,” which we define as any fixed income instruments.

Although we have no present intention of doing so, we may decide to incur leverage. If we do incur leverage, however, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act (the “SBCAA”), which was signed into law on March 23, 2018, provides that a BDC's required asset coverage under the 1940 Act may be reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity). This reduction in asset coverage permits a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. In addition, as a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their shares of Common Stock over the next year following the calendar quarter in which the approval was obtained. In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

COVID-19 Developments

The market disruptions caused by the COVID-19 pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have affected, and may continue to affect, our operations and the operations of our Adviser. As the COVID-19 outbreak and the related business shutdowns continue to evolve, we cannot reasonably predict its full impact on our business operations, including its duration in the United States and worldwide, the extent of the global economic recovery and the uncertainty surrounding the vaccine roll-out and more contagious strains of the virus that have emerged in the United States. As such, the extent to which COVID-19 and/or other health pandemics may affect negatively our operating results and financial condition and the operating results and financial condition of our portfolio companies, as well as the duration of any potential business or supply-chain disruption for us, our Adviser and/or our portfolio companies, is uncertain.

We will continue to monitor developments relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health officials and may take additional actions based on their recommendations. In these circumstances, there may be developments beyond our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will continue to have a material adverse impact on our future net asset value, net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies, and that such adverse effects will persist for the duration of the pandemic and potentially for some time thereafter.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of March 31, 2021, was approximately $367,260,244 and held in 192 portfolio companies as of March 31, 2021. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2020, was approximately $355,359,843 and held in 186 portfolio companies as of December 31, 2020.

During the three months ended March 31, 2021, we invested in 24 new syndicated investments for a combined $24,915,797 and in existing investments for a combined $6,842,697. We also received $16,092,791 in repayments from investments and $5,113,536 from investments sold during the three months ended March 31, 2021. During the three months ended March 31, 2020, we invested in 28 new syndicated investments for a combined $25,224,701 and in existing investments for a combined $9,103,107. We also received $18,146,113 in repayments from investments and $5,743,556 from investments sold during the three months ended March 31, 2020.

In addition, for the three months ended March 31, 2021, we had a change in unrealized appreciation of approximately $1,125,914 and realized losses of $63,270. For the three months ended March 31, 2020, we had a change in unrealized depreciation of approximately $15,537,533 and realized losses of $3,776.

Our investment activity for the three months ended March 31, 2021 and 2020, is presented below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Beginning investment portfolio, at fair value	$355,359,843	$330,874,911
Investments in new portfolio investments	24,915,797	25,224,701
Investments in existing portfolio investments	6,842,697	9,103,107
Principal repayments	(16,092,791)	(18,146,113)
Proceeds from investments sold	(5,113,536)	(5,743,556)
Change in premiums, discounts and amortization	159,050	93,473
Net change in unrealized appreciation (depreciation) on investments	1,125,914	(15,537,533)
Realized gain (loss) on investments	63,270	(3,776)
Ending portfolio investment activity, at fair value	$367,260,244	$325,865,214
Number of portfolio investments	223	196
Average investment amount, at cost	$1,658,140	$1,751,275
Percentage of investments at floating rates	99.63%	99.40%

As of March 31, 2021 and December 31, 2020, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2021 and through May 14, 2021, we invested $3,017,292 at cost in four portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation. This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” section above.

Revenue

Total investment income for the three months ended March 31, 2021 and 2020 is presented in the table below.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total interest income from non-controlled/non-affiliated investments	$4,768,685	$5,202,708
Total other interest income	274	28,670
Total other income	47,514	14,740
Total investment income	$4,816,473	$5,246,118

Total investment income for the three months ended March 31, 2021 decreased to $4,816,473 from $5,246,118 for the three months ended March 31, 2020, and was primarily driven by a decrease in LIBOR over the period which was partially offset by our increasing investment balance. As of March 31, 2021 and 2020, the size of our debt portfolio was $368,457,656 and $342,129,261 at amortized cost, respectively, with total debt principal amount outstanding of $370,814,581 and $343,927,162, respectively.

Expenses

Total expenses net of waivers for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Base management fee(a)	$914,050	$880,852
Incentive fee(a)	291,293	661,359
Administrative fee(a)	66,250	66,250
Directors' fees	56,250	52,500
Professional fees	93,318	97,942
Other expenses	89,223	48,385
Total expenses	1,510,384	1,807,288
Base management fee waivers(a)	(319,917)	(308,298)
Incentive fee waivers(a)	(262,164)	(563,778)
Total expenses, net of waivers	$928,303	$935,212

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020 was driven by our increasing invested balance. For the three months ended March 31, 2021 and 2020, we accrued gross base management fees before waivers of $914,050 and $880,852, respectively. Offsetting those fees, we recognized base management fee waivers of $319,917 and $308,298 for three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, we accrued incentive fees related to net investment income before waivers of $291,293 and $661,359, respectively. Offsetting those fees, we recognized incentive fee waivers of $262,164 and $563,778, respectively. Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2021 and 2020. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2021 and 2020, we incurred professional fees of $93,318 and $97,942, respectively, related to audit fees, tax fees, and legal fees. We also incurred expenses related to fees paid to our independent directors of $56,250 and $52,500 for the three months ended March 31, 2021 and 2020, respectively.

Realized and Unrealized Gains and Losses

We recognized $63,270 and $(3,776) in net realized gains (losses) for the three months ended March 31, 2021 and 2020, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2021 and 2020 was as follows:

Type	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
First Lien Debt	$1,134,942	$(14,333,735)
Second Lien Debt	33,010	(1,173,867)
Equity and Preferred Shares	(42,038)	(29,931)
Net change in unrealized appreciation (depreciation) on investments	$1,125,914	$(15,537,533)

Net change in unrealized appreciation on investments during the three months ended March 31, 2021 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three months ended March 31, 2020 was primarily due to a decrease in performance of our portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of March 31, 2021 and December 31, 2020, we had cash of $13,622,836 and $4,289,122, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $3,133,714. The primary operating activities during this period were investments in portfolio companies. This was offset by repayments of bank loans and sales of investments. Net cash provided by operating activities for the three months ended March 31, 2020 was $2,788,254. The primary operating activities during this period were investments in portfolio companies. This was offset by repayments of bank loans and sales of investments.

As of both March 31, 2021 and December 31, 2020, we had fourteen investments with unfunded commitments of $4,023,024 and $3,676,567, respectively. We believe that, as of both March 31, 2021 and December 31, 2020, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Beginning investment portfolio	$355,359,843	$330,874,911
Investments in new portfolio investments	24,915,797	25,224,701
Investments in existing portfolio investments	6,842,697	9,103,107
Principal repayments	(16,092,791)	(18,146,113)
Proceeds from sales of investments	(5,113,536)	(5,743,556)
Net change in unrealized appreciation (depreciation) on investments	1,125,914	(15,537,533)
Net realized gain (loss) on investments	63,270	(3,776)
Net change in premiums, discounts and amortization	159,050	93,473
Investment Portfolio, at Fair Value	$367,260,244	$325,865,214

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2021 was $6,200,000 from issuances of 665,951 shares of Common Stock to our stockholders in connection with our capital calls during the period. Net cash provided by our financing activities for the three months ended March 31, 2020 was $15,000,000 from issuances of 1,588,983 shares of Common Stock to our stockholders in connection with our capital calls during the period.

Equity Activity

On June 23, 2015, an investor made a $140,000,000 capital commitment to the Company. On December 2, 2016, the same investor made an additional capital commitment of $50,000,000. On December 7, 2017, the same investor made an additional capital commitment of $100,000,000. On March 22, 2019, the same investor made an additional capital commitment of $40,000,000. On September 23, 2019, the same investor made an additional capital commitment of $30,000,000. On March 20, 2020, the same investor made an additional capital commitment of $11,200,000. As of March 31, 2021, there were no unfunded commitments by our investors.

The number of shares of our Common Stock issued and outstanding as of March 31, 2021 and December 31, 2020, were 39,009,531 and 38,343,580, respectively.

Distributions to Stockholders – Common Stock Distributions

We have elected to be treated, and intends to comply with the requirements to qualify annually, as a RIC for U.S. federal income tax purposes. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify to be taxed as a RIC and thus avoid corporate-level income tax on the income that we distribute as dividends to our stockholders, we are required to distribute dividends to our stockholders each taxable year generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. To avoid a 4% excise tax on undistributed earnings, we are required to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we incurred no federal income tax. We intend to make distributions to stockholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board of Directors and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We did not declare or pay distributions for the three months ended March 31, 2021 and 2020.

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

Related Party Fees

For the three months ended March 31, 2021 and 2020, we recorded base management fees of $914,050 and $880,852, respectively. Offsetting these fees were waivers to the base management fees of $319,917 and $308,298, respectively, as set forth within the accompanying statements of operations.

For the three months ended March 31, 2021 and 2020, we recorded incentive fees of $291,293 and $661,359, respectively. Offsetting these waivers to the incentive fees of $262,164 and $563,778, respectively, as set forth within the accompanying statements of operations.

For both of the three months ended March 31, 2021 and 2020, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of March 31, 2021 and December 31, 2020 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2021	December 31, 2020
Net base management fee due to Adviser	$594,133	$597,141
Net incentive fee due to Adviser	29,129	17,703
Total fees due to Adviser, net of waivers	623,262	614,844
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$689,512	$681,094

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

We evaluate tax positions taken or expected to be taken in the course of preparing our financial statements to determine whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expensed in the current fiscal year. All penalties and interest associated with any income taxes accrued are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax law, regulations and interpretations thereof. Our accounting policy on income taxes is critical because if we are unable to qualify, or once qualified, maintain our tax status as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes, as well as any related state or local taxes which may be significant to our financial results.

COMMITMENTS AND CONTINGENCIES

From time to time, we, or the Adviser, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we nor the Adviser is currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2021, we had 14 investments with unfunded commitments of $4,023,024. As of December 31, 2020, we had 14 investments with unfunded commitments of $3,676,567. We believe that, as of March 31, 2021 and December 31, 2020, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(157,556)
Down 200 basis points	(157,556)
Down 100 basis points	(157,556)
Up 100 basis points	1,852,416
Up 200 basis points	5,560,562
Up 300 basis points	9,268,708

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 19, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Refer to our Current Report on Form 8-K filed on January 8, 2021 for issuances of our Common Stock during the quarter ended March 31, 2021. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

Audax Credit BDC Inc.

Date: May 14, 2021	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 14, 2021	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer