Form 10-Q
period 2021-06-30
Audax Credit BDC Inc.
filed 2021-08-13
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant had 39,961,405 shares of common stock, par value $0.001 per share, outstanding as of August 13, 2021.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities
June 30, 2021 and December 31, 2020

(Expressed in U.S. Dollars)

	June 30, 2021
	(unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $356,415,001 and $358,990,792, respectively)	$355,059,390	$355,359,843
Cash and cash equivalents	20,393,297	4,289,122
Interest receivable	997,607	954,012
Receivable from investments sold	229,794	-
Receivable from bank loan repayment	22,493	-
Other assets	97,500	-

Total assets	$376,800,081	$360,602,977

Liabilities
Accrued expenses and other liabilities	$190,580	$316,522
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	626,320	614,844
Payable for investments purchased	11,337,405	2,722,500

Total liabilities	$12,220,555	$3,720,116
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 39,009,533 and 38,343,580 shares issued and outstanding, respectively	$39,009	$38,343
Capital in excess of par value	369,880,141	363,826,108
Total distributable earnings	(5,339,624)	(6,981,590)
Total Net Assets	$364,579,526	$356,882,861

Net Asset Value per Share of Common Stock at End of Period	$9.35	$9.31

Shares Outstanding	39,009,533	38,343,580

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment Income
Interest income
Non-Control/Non-Affiliate	$4,762,471	$4,961,112	$9,531,156	$10,163,820
Other	356	1,325	630	29,995
Total interest income	4,762,827	4,962,437	9,531,786	10,193,815
Other income
Non-Control/Non-Affiliate	15,488	124,633	63,002	139,373
Total income	4,778,315	5,087,070	9,594,788	10,333,188

Expenses
Base management fee(a)	$948,730	$942,530	$1,862,780	$1,823,382
Incentive fee(a)	96,455	623,599	387,748	1,284,958
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	56,250	52,500	112,500	105,000
Professional fees	144,378	139,116	237,696	237,058
Other expenses	116,707	59,805	205,930	108,190

Expenses before waivers from investment adviser and administrator	1,428,770	1,883,800	2,939,154	3,691,088
Base management fee waivers(a)	(332,055)	(329,886)	(651,972)	(638,184)
Incentive fee waivers(a)	(86,809)	(552,873)	(348,973)	(1,116,651)
Total expenses, net of waivers	1,009,906	1,001,041	1,938,209	1,936,253
Net Investment Income	3,768,409	4,086,029	7,656,579	8,396,935

Realized and Unrealized Gain (Loss) on Investments
Net realized (loss) gain on investments	(696,642)	384	(633,372)	(3,392)
Net change in unrealized appreciation (depreciation) on investments	1,149,424	2,368,943	2,275,338	(13,168,590)
Net realized and unrealized gain (loss) on investments	452,782	2,369,327	1,641,966	(13,171,982)

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,221,191	$6,455,356	$9,298,545	$(4,775,047)

Basic and Diluted per Share of Common Stock:
Net investment income	$0.10	$0.11	$0.20	$0.23
Net increase (decrease) in net assets resulting from operations	$0.11	$0.17	$0.24	$(0.13)

Weighted average shares of common stock outstanding basic diluted	39,009,531	37,769,447	38,983,776	37,155,262

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operations
Net investment income	$7,656,579	$8,396,935
Net realized loss on investments	(633,372)	(3,392)
Net change in unrealized appreciation (depreciation) on investments	2,275,338	(13,168,590)
Net increase (decrease) in net assets resulting from operations	9,298,545	(4,775,047)

Distributions:
Distributions to common stockholders	(7,656,579)	(8,125,607)
Return of capital to common stockholders	(145,326)	-
Total distributions	(7,801,905)	(8,125,607)

Capital Share Transactions:
Issuance of common stock	6,200,000	25,000,000
Reinvestment of common stock	25	26
Net increase in net assets from capital share transactions	6,200,025	25,000,026

Net Increase in Net Assets	7,696,665	12,099,372

Net Assets, Beginning of Period	356,882,861	331,399,673

Net Assets, End of Period	$364,579,526	$343,499,045

The accompanying notes are an integral part of these financial statements

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,298,545	$(4,775,047)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	633,372	3,392
Net change in unrealized (appreciation) depreciation on investments	(2,275,338)	13,168,590
Accretion of original issue discount interest and payment-in-kind interest	(380,092)	(216,568)
(Increase) Decrease in receivable from investments sold	(229,794)	1,993,379
Increase in interest receivable	(43,595)	(32,583)
(Increase) decrease in receivable from bank loan repayment	(22,493)	70,177
Increase in other assets	(97,500)	(98,529)
(Decrease) increase in accrued expenses and other liabilities	(125,942)	24,234
Increase (decrease) in fees due to investment advisor(a)	11,476	(4,766)
Increase (decrease) in payable for investments purchased	8,614,905	(6,945,000)
Investment activity:
Investments purchased	(55,617,977)	(36,506,991)
Proceeds from investments sold	10,135,008	5,743,556
Repayment of bank loans	47,805,480	20,918,019
Total investment activity	2,322,511	(9,845,416)

Net cash provided by (used in) operating activities	17,706,055	(6,658,137)

Cash flows from financing activities:
Issuance of shares of common stock	6,200,000	25,000,000
Distributions paid to common stockholders	(7,801,880)	(8,125,581)

Net cash (used in) provided by financing activities	(1,601,880)	16,874,419

Net increase in cash and cash equivalents	16,104,175	10,216,282

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	4,289,122	5,506,217

Cash and cash equivalents, end of period	$20,393,297	$15,722,499

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$25	$26
Payment-in-kind ("PIK") interest income	$110,285	$35,921

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of June 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.3%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 4.40% (Libor + 4.25%), maturity 7/9/25(i)	$4,215,792	$4,350,391	$4,220,971
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	4,166,817	4,135,365	4,166,816
Young, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/7/24	3,775,182	3,767,147	3,737,430
InHealth Medical Alliance, Senior Secured Term Loan, 7.00% (Libor + 6.00%), maturity 7/3/28(i)	3,500,000	3,465,000	3,465,000
Confluent Health, Senior Secured Initial Term Loan, 5.15% (Libor + 5.00%), maturity 6/24/26	3,436,203	3,409,760	3,436,202
PharMedQuest, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 10/31/24	3,295,898	3,263,753	3,287,658
Zest Dental, Senior Secured Initial Term Loan (First Lien), 3.65% (Libor + 3.50%), maturity 3/14/25(i)	3,247,592	3,262,271	3,175,047
Veritext, Senior Secured Initial Term Loan (First Lien), 3.40% (Libor + 3.25%), maturity 8/1/25(i)	3,137,207	3,122,963	3,120,998
Waystar, Senior Secured Term Loan B, 4.15% (Libor + 4.00%), maturity 10/22/26(i)	2,964,987	2,956,808	2,973,817
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 8/18/23	2,867,533	2,852,719	2,810,182
Soliant, Senior Secured Term Loan, 5.00% (Libor + 4.25%), maturity 3/31/28	2,500,000	2,481,250	2,500,000
Packaging Coordinators, Senior Secured Term B Loan (First Lien), 4.25% (Libor + 3.50%), maturity 11/30/27(i)	2,493,750	2,485,170	2,498,902
Zelis RedCard, Senior Secured Initial Term Loan, 3.65% (Libor + 3.50%), maturity 9/30/26(i)	2,432,866	2,421,059	2,430,426
OB Hospitalist Group, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 8/1/24	2,316,088	2,308,642	2,316,088
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.65% (Libor + 3.50%), maturity 7/10/25	2,294,397	2,300,122	2,294,397
Press Ganey, Senior Secured Initial Term Loan (First Lien), 3.65% (Libor + 3.50%), maturity 7/24/26(i)	1,965,000	1,959,329	1,957,526
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 4.65% (Libor + 4.50%), maturity 12/22/25	1,950,000	1,937,919	1,925,625
CareCentrix, Senior Secured Initial Term Loan, 4.65% (Libor + 4.50%), maturity 4/3/25	1,837,500	1,832,007	1,837,500
Alpaca, Senior Secured Term Loan, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	1,648,889	1,629,789	1,595,300
Symplr, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 12/22/27(i)	1,496,250	1,473,750	1,499,756
nThrive, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.75%), maturity 1/29/29	1,500,000	1,470,000	1,496,250
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/18/28	1,500,000	1,492,500	1,488,750
Upstream Rehabilitation, Senior Secured Term Loan, 4.65% (Libor + 4.50%), maturity 11/20/26(i)	1,481,250	1,479,427	1,485,172
CPS, Unitranche, 6.50% (Libor + 5.50%), maturity 2/28/25	1,470,161	1,455,487	1,451,784
Stepping Stones, Unitranche, 7.25% (Libor + 6.25%), maturity 3/9/27	1,435,441	1,419,738	1,431,853
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/1/24(i)	1,161,987	1,158,529	1,153,856
nThrive, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 1/28/28(i)	1,000,000	995,000	1,000,681
Veritext, Senior Secured Initial Term Loan (Second Lien), 7.15% (Libor + 7.00%), maturity 7/31/26	1,000,000	996,402	997,500
Allied Benefit Systems, Senior Secured Initial Term B Loan, 5.50% (Libor + 4.75%), maturity 11/18/26	995,000	981,590	995,000
Solis Mammography, Senior Secured Term Loan, 5.50% (Libor + 4.75%), maturity 4/17/28	1,000,000	990,000	995,000
Solis Mammography, Senior Secured Term Loan (Second Lien ), 8.75% (Libor + 8.00%), maturity 4/1/29	1,000,000	985,000	995,000
Wedgewood Pharmacy, Senior Secured TL, 5.25% (Libor + 4.50%), maturity 3/31/28	1,000,000	990,000	992,500
Athena, Senior Secured Term B-1 Loan (First Lien), 4.40% (Libor + 4.25%), maturity 2/11/26(i)	984,975	978,032	990,549
Ensemble, Senior Secured Closing Date Term Loan, 3.90% (Libor + 3.75%), maturity 8/3/26(i)	982,500	978,718	983,958
Alcami, Senior Secured Initial Term Loan (First Lien), 4.40% (Libor + 4.25%), maturity 7/14/25	972,500	969,415	940,894
Dermatologists of Central States, Senior Secured Term Loan, 8.00% (Libor + 7.00%), maturity 4/20/22	962,412	962,412	938,351
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.50% (Libor + 5.50%), maturity 5/9/25(i)	844,028	836,149	831,368
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/10/23(i)	654,160	656,173	654,469
AccentCare, Senior Secured 2021 Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 6/22/26(i)	500,000	500,000	501,250
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 7/24/26(i)	498,750	494,209	500,877
MedRisk, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 5/10/28(i)	500,000	495,000	500,827
RMP & MedA/Rx, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 2/6/25	496,875	491,875	495,633
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 2/6/25	425,085	424,742	424,022
Alpaca, Senior Secured Revolver, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	129,426	125,543	125,220
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	-	(7,619)	-

High Tech Industries
Qlik, Senior Secured 2021 Refinancing Term Loan, 4.15% (Libor + 4.00%), maturity 4/26/24(i)	3,920,300	3,903,069	3,930,461
Netsmart, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/1/27(i)	3,491,250	3,477,153	3,505,273
Masergy, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/16/24	3,428,571	3,422,752	3,428,571
Jaggaer, Senior Secured Initial Term Loan (First Lien), 3.90% (Libor + 3.75%), maturity 8/14/26(i)	3,106,912	3,102,778	3,113,121
EverCommerce, Senior Secured Initial Term Loan, 5.65% (Libor + 5.50%), maturity 8/23/25(i)	3,106,884	3,045,395	3,106,884
Ivanti Software, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 12/1/27(i)	2,992,500	2,952,271	3,000,689
Infogroup, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 4/3/23	2,874,900	2,860,800	2,846,151
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27(i)	2,645,584	2,619,556	2,654,689
Idera, Senior Secured Term B-1 Loan (First Lien), 4.50% (Libor + 3.75%), maturity 3/2/28(i)	2,612,412	2,611,294	2,616,258
Precisely, Senior Secured Vision Solutions, Inc. (Precisely Software Incorporated), 4.40% (Libor + 4.25%), maturity 4/24/28(i)	2,500,000	2,487,500	2,500,548
Flexera Software, Senior Secured Term B-1 Loan (First Lien), 4.50% (Libor + 3.75%), maturity 3/3/28(i)	2,402,816	2,402,816	2,410,432
ECi Software, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/9/27(i)	1,990,000	1,982,045	1,997,895
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 3.65% (Libor + 3.50%), maturity 3/5/27(i)(o)	1,980,006	1,877,844	1,969,229
QuickBase, Senior Secured Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 4/2/26	1,960,000	1,953,051	1,950,200
Intermedia , Senior Secured New Term Loan (First Lien), 7.00% (Libor + 6.00%), maturity 7/21/25	1,950,000	1,939,905	1,928,063
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 4/18/25(i)	1,649,857	1,657,137	1,650,979
OEConnection, Senior Secured Initial Term Loan, 4.15% (Libor + 4.00%), maturity 9/25/26	1,615,872	1,610,266	1,611,832
Navex Global, Senior Secured Initial Term Loan (First Lien), 3.40% (Libor + 3.25%), maturity 9/5/25(i)	1,458,750	1,448,102	1,449,166
Corsair, Senior Secured Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 8/28/24	1,162,057	1,155,041	1,162,057

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

High Tech Industries (continued)
Infoblox, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 12/1/27(i)	$1,000,000	$995,530	$1,003,612
SmartBear, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.25%), maturity 3/3/28	1,000,000	990,000	1,000,000
Barracuda, Senior Secured 2020 Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/12/25(i)	992,500	992,500	996,863
Imperva, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/12/26(i)	991,152	982,906	995,924
Veracode, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 11/5/27	997,500	988,494	995,006
Unison, Unitranche, 8.00% (Libor + 7.00%), maturity 6/25/26	990,000	968,459	990,000
Insurity, Senior Secured Closing Date Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 7/31/26	985,499	981,716	980,572
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 12/2/22	821,511	818,909	815,350
HelpSystems, Senior Secured Seventh Amendment Refinancing Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/19/26(i)	493,750	492,693	495,590
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 4.00%), maturity 10/16/26(i)	493,750	469,519	495,032
Liaison, Senior Secured 2021 Term Loan, 4.50% (Libor + 3.75%), maturity 3/11/28	497,500	496,253	493,769
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 12/15/23(i)	477,408	476,431	477,869
Skillsoft, Unitranche, 8.50% (Libor + 7.50%), maturity 4/27/25(i)	400,000	400,000	400,000
GlobalLogic, Senior Secured Initial Term Loan, 2.90% (Libor + 2.75%), maturity 8/1/25(i)	214,214	213,727	214,214

Services: Business
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/23/25	3,930,000	3,901,796	3,910,350
RevSpring, Senior Secured Initial Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 10/11/25(i)	3,900,000	3,896,678	3,893,504
Addison, Senior Secured Initial Term Loan, 4.90% (Libor + 4.75%), maturity 4/15/26	2,940,000	2,900,104	2,940,000
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.90% (Libor + 3.75%), maturity 2/9/26(i)	2,939,943	2,923,687	2,929,984
Fleetwash, Senior Secured Incremental Term Loan, 5.75% (Libor + 4.75%), maturity 10/1/24	2,917,950	2,900,554	2,910,655
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 3.90% (Libor + 3.75%), maturity 2/2/26(i)	2,937,675	2,930,231	2,878,398
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/9/27(i)	2,475,000	2,453,929	2,490,598
HireRight, Senior Secured Initial Term Loan (Second Lien), 7.40% (Libor + 7.25%), maturity 7/10/26	2,500,000	2,484,490	2,437,500
Newport Group, Senior Secured Initial Term Loan (First Lien), 3.65% (Libor + 3.50%), maturity 9/12/25(i)	2,433,693	2,423,931	2,424,319
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/10/25	2,335,958	2,332,388	2,335,958
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 6/19/24	2,331,975	2,331,975	2,320,315
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	2,069,231	2,045,615	2,058,885
Veregy, Senior Secured Incremental Term Loan, 7.00% (Libor + 6.00%), maturity 11/3/27	1,990,000	1,934,945	1,985,025
Quantum Health, Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien), 5.75% (Libor + 5.00%), maturity 12/22/27(i)	1,500,000	1,477,500	1,500,000
Eliassen Group, Senior Secured Initial Term B Loan, 4.40% (Libor + 4.25%), maturity 11/5/24(i)	1,481,868	1,477,276	1,474,459
OSG Billing Services, Senior Secured Term B Loan (First Lien), 5.50% (Libor + 4.50%), maturity 3/27/24	1,451,891	1,448,740	1,441,002
Epic Staffing Group, Senior Secured Initial Term Loan, 7.25% (Libor + 6.25%), maturity 2/5/27	1,253,615	1,223,615	1,244,213
First Advantage, Senior Secured Term B-1 Loan (First Lien), 3.15% (Libor + 3.00%), maturity 1/31/27(i)	1,100,312	1,087,934	1,096,962
eResearch (ERT), Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 2/4/27(i)	994,981	994,981	1,000,856
WCG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/8/27(i)	990,000	981,521	994,048
Divisions Maintenance Group, Senior Secured Term B Loan, 5.50% (Libor + 4.75%), maturity 5/27/28	1,000,000	990,000	992,500
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.15% (Libor + 4.00%), maturity 8/14/26	982,500	980,457	957,938
Diversified, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/23/23	899,347	895,168	892,602
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 6/3/26	541,099	538,088	539,746
System One, Senior Secured Initial Term Loan, 5.25% (Libor + 4.50%), maturity 3/2/28(i)	500,000	497,500	500,000
ImageFirst, Senior Secured Initial Term Loan, 5.25% (Libor + 4.50%), maturity 4/27/28	500,000	496,932	496,250
Therma Holdings, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/16/27	417,258	413,065	415,172

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured 2021-1 Refinancing Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/15/25(i)	3,900,225	3,851,017	3,924,852
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/30/24	3,370,557	3,361,688	3,261,014
DuBois Chemicals, Senior Secured Term Loan (Second Lien) - 2019, 8.65% (Libor + 8.50%), maturity 9/30/27	3,000,000	2,972,217	2,992,500
Vertellus, Senior Secured Term Loan Facility, 7.00% (Libor + 6.00%), maturity 12/22/27	2,987,250	2,912,250	2,964,846
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 10/4/21	2,718,128	2,717,341	2,582,222
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 1/31/25(i)	2,641,275	2,648,229	2,544,038
Unifrax, Senior Secured USD Term Loan (First Lien), 3.90% (Libor + 3.75%), maturity 12/12/25(i)	2,438,722	2,419,427	2,406,078
Boyd Corp, Senior Secured Initial Loan (Second Lien), 6.90% (Libor + 6.75%), maturity 9/6/26(i)	2,000,000	2,001,814	2,000,901
Q Holding, Senior Secured Term B Loan (2019), 6.00% (Libor + 5.00%), maturity 12/29/23	1,965,000	1,957,922	1,935,525
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.65% (Libor + 4.50%), maturity 9/30/26	1,786,365	1,751,698	1,777,433
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/31/25(i)	967,500	964,614	962,502
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 10/28/24(i)	972,292	960,194	949,765
Polytek, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 9/20/24	497,501	492,501	497,501
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 3.65% (Libor + 3.50%), maturity 9/6/25(i)	494,911	464,843	489,052
Vertellus, Senior Secured Revolving Facility, 7.00% (Libor + 6.00%), maturity 12/22/25	-	(12,156)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 7/26/24	$5,248,817	$5,204,132	$5,209,451
HDT Global, Senior Secured Term Loan B, 6.50% (Libor + 5.75%), maturity 7/10/28(i)	3,500,000	3,395,000	3,395,000
StandardAero, Senior Secured 2020 Term B-1 Loan, 3.65% (Libor + 3.50%), maturity 4/6/26(i)	3,287,887	3,280,035	3,203,477
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 4/30/26	2,000,000	2,007,673	1,935,000
Whitcraft, Unitranche, 7.00% (Libor + 6.00%), maturity 4/3/23	1,972,425	1,963,997	1,923,115
StandardAero, Senior Secured 2020 Term B-2 Loan, 3.65% (Libor + 3.50%), maturity 4/6/26(i)	1,767,681	1,763,460	1,722,299
Eton, Senior Secured Initial Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 5/1/25(i)	1,489,911	1,485,492	1,494,981
Tronair, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 9/8/23	1,369,399	1,365,811	1,292,712
Amentum, Senior Secured Tranche 2 Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 1/29/27(i)	997,500	979,620	1,008,836
Peraton, Senior Secured Term B Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/1/28(i)	997,500	992,500	1,001,739
Amentum, Senior Secured Tranche 1 Term Loan (First Lien), 3.65% (Libor + 3.50%), maturity 1/29/27(i)	990,000	962,492	989,952
API Technologies, Senior Secured Initial Term Loan (First Lien), 4.40% (Libor + 4.25%), maturity 5/9/26(i)	984,925	959,337	972,816
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/30/25(i)	490,309	488,353	480,955
Novaria Group, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 1/27/27	481,818	477,582	466,159

Services: Consumer
A Place For Mom, Senior Secured Term Loan, 4.75% (Libor + 3.75%), maturity 8/10/24	2,625,231	2,624,896	2,598,979
Weld North, Senior Secured Term Loan B (First Lien), 4.75% (Libor + 4.00%), maturity 12/21/27(i)	2,432,643	2,432,643	2,440,144
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 12/18/25(i)	2,251,586	2,173,005	2,251,586
LegalShield, Senior Secured Initial Term Loan (First Lien), 3.40% (Libor + 3.25%), maturity 5/1/25(i)	1,927,000	1,917,584	1,916,396
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 3.40% (Libor + 3.25%), maturity 5/14/26(i)	1,537,419	1,534,691	1,534,101
Ned Stevens, Senior Secured Term A Loan, 6.75% (Libor + 5.75%), maturity 9/30/25(j)	1,441,661	1,422,196	1,430,849
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 8/19/27(i)	992,513	983,617	994,994
Spring Education, Senior Secured Initial Term Loan (First Lien), 4.40% (Libor + 4.25%), maturity 7/30/25(i)	972,500	970,947	939,934
LegalShield, Senior Secured New Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/1/25	496,250	489,439	492,528
StubHub, Senior Secured USD Term B Loan, 3.65% (Libor + 3.50%), maturity 2/12/27(i)	492,500	490,393	483,054
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25(j)	-	(2,614)	-

Banking, Finance, Insurance & Real Estate
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 4/30/25	2,500,000	2,506,061	2,500,000
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 3/18/27	2,475,298	2,461,176	2,462,922
Kestra Financial, Senior Secured Initial Term Loan, 4.40% (Libor + 4.25%), maturity 6/3/26(i)	1,965,000	1,950,401	1,969,738
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%), maturity 10/31/22	1,944,823	1,936,902	1,905,927
Orion, Senior Secured 2021 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 9/24/27(i)	1,492,509	1,477,509	1,497,813
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 9/6/24	1,447,500	1,445,811	1,443,881
Advisor Group, Senior Secured Term B-1 Loan, 4.65% (Libor + 4.50%), maturity 7/31/26(i)	1,034,686	1,028,387	1,038,469
Mitchell International, Senior Secured Amendment No. 2 New Term Loan Facility (First Lien), 4.75% (Libor + 4.25%), maturity 11/29/24(i)	992,500	944,648	998,667
SIAA, Unitranche, 7.25% (Libor + 6.25%), maturity 4/28/28	1,000,000	981,404	992,500
Sedgwick Claims, Senior Secured Initial Term Loan, 3.40% (Libor + 3.25%), maturity 12/31/25(i)	492,424	491,897	487,824

Containers, Packaging & Glass
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 7/18/26	2,894,446	2,881,961	2,887,210
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 3/3/28(i)	1,511,246	1,503,690	1,503,025
Technimark, Senior Secured Term Loan, 4.25% (Libor + 3.75%), maturity 7/15/28(i)	1,500,000	1,492,500	1,492,500
Potters Industries, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/14/27	1,496,250	1,482,840	1,481,288
Lacerta, Senior Secured Term Loan, 6.25% (Libor + 5.50%), maturity 12/30/26	995,000	985,000	990,025
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 7/31/26(i)	985,000	983,148	985,738
Tank Holding, Senior Secured 2020 Refinancing Term Loan (First Lien), 3.65% (Libor + 3.50%), maturity 3/26/26(i)	982,500	979,348	977,586
Pregis Corporation, Senior Secured Third Amendment Refinancing Term Loan (First Lien), 4.50% (Libor + 4.00%), maturity 7/31/26	500,000	497,765	498,750
Applied Adhesives, Senior Secured Term A Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	498,750	493,101	497,503
Berlin Packaging, Senior Secured Initial Term Loan (First Lien), 3.00% (Libor + 3.00%), maturity 11/7/25(i)	492,386	473,771	488,431
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 7.00% (Libor + 6.00%), maturity 5/12/22	465,186	464,767	465,186
Applied Adhesives, Senior Secured Revolving Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	29,867	29,156	29,792

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 3.90% (Libor + 3.75%), maturity 9/30/24(i)	2,037,185	2,037,185	1,985,679
BAS, Senior Secured Repricing Term Loan, 4.75% (Libor + 3.75%), maturity 5/21/24(i)	1,939,215	1,941,889	1,939,215
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/1/25(i)	1,500,000	1,481,037	1,502,560
Edward Don, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/2/25	1,370,943	1,367,272	1,302,395
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/31/28(i)	1,000,000	997,500	1,002,099
Cole-Parmer, Senior Secured Term B-1 Loan (First Lien), 4.15% (Libor + 4.00%), maturity 11/4/26(i)	987,500	984,057	989,668
TriMark, Senior Secured Initial Term Loan (First Lien), 3.65% (Libor + 3.50%), maturity 8/28/24	978,529	895,739	596,903
Infinite Electronics, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/2/28	500,000	498,750	496,250
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 6.65% (Libor + 6.50%), maturity 10/1/26	500,000	503,259	498,750
Duravant, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/19/24	492,424	492,424	492,424
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/2/24(i)	486,146	488,883	487,011

Construction & Building
Tangent, Senior Secured Closing Date Term Loan (First Lien), 4.90% (Libor + 4.75%), maturity 11/30/24	1,802,007	1,791,365	1,802,007
PlayPower, Senior Secured Initial Term Loan, 5.65% (Libor + 5.50%), maturity 5/8/26	1,766,639	1,766,639	1,718,056

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Construction & Building (continued)
PlayCore, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 9/29/25	$1,500,000	$1,472,492	$1,492,500
DiversiTech Corporation, Senior Secured Tranche B-2 Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 12/2/24(i)	1,452,233	1,444,062	1,457,049
Aegion, Senior Secured Initial Term Loan, 5.50% (Libor + 4.75%), maturity 5/17/28	1,000,000	995,000	992,500
PlayCore, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 9/30/24(i)	961,921	960,520	958,974
CHI Overhead Doors, Senior Secured Third Amendment Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 7/31/25	618,857	618,059	618,857
DiversiTech Corporation, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 6/2/25	500,000	491,087	500,000
Acuren, Senior Secured Initial Term Loan, 4.15% (Libor + 4.00%), maturity 1/23/27(i)	481,218	479,111	483,330
Hoffman Southwest, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/14/23	446,460	445,724	446,460

Automotive
Highline, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 11/9/27(i)	2,856,477	2,786,076	2,871,098
Les Schwab Tire, Senior Secured Initial Term Loan, 4.25% (Libor + 3.50%), maturity 11/2/27(i)	1,990,000	1,980,979	1,993,594
Truck Hero, Senior Secured Initial Term Loan, 4.50% (Libor + 3.75%), maturity 1/31/28(i)	1,496,250	1,496,250	1,498,466
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 2/3/25	972,500	954,017	965,206
IXS, Senior Secured Initial Term Loan, 5.00% (Libor + 4.25%), maturity 3/5/27(i)	798,564	796,299	802,575
Wheel Pros, Senior Secured Cov-Lite Term Loan, 4.65% (Libor + 4.50%), maturity 5/11/28(i)	500,000	495,000	502,005
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 7.75% (Libor + 6.75%), maturity 2/2/26(i)	500,000	490,518	490,191

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 10/12/24(i)	3,590,398	3,587,219	3,549,635
Transplace, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 10/7/24(i)	2,428,802	2,424,504	2,435,984
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	1,990,000	1,970,328	1,990,000
Kenan Advantage Group, Senior Secured U.S. Term B-1 Loan, 4.50% (Libor + 3.75%), maturity 3/24/26(i)	995,000	990,013	998,140

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 3/20/25	3,869,544	3,870,046	3,830,849
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/22	1,885,184	1,875,547	1,823,916
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	1,432,349	1,432,348	1,392,959

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 6/8/28(i)	2,452,455	2,452,455	2,465,048
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 6/9/28(i)	1,500,000	1,488,750	1,500,000
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 8/25/25	1,945,000	1,939,451	1,920,688

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/21/23(i)	2,406,369	2,400,428	2,325,948
Loparex, Senior Secured Initial Term Loan (First Lien), 4.65% (Libor + 4.50%), maturity 7/31/26	1,473,750	1,462,396	1,466,381
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.50% (Libor + 9.50%), maturity 11/21/24	1,250,000	1,250,000	1,209,375

Consumer Goods: Non-durable
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23(i)	2,173,916	2,164,995	2,152,176
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.25% (Libor + 5.00%), maturity 9/11/23	1,903,494	1,896,483	1,879,700
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24(i)	972,320	977,082	951,516

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%), maturity 12/20/24	2,090,114	2,082,646	1,483,982
Northstar, Senior Secured Term Loan, 6.75% (Libor + 6.25%), maturity 6/7/24	1,380,435	1,380,435	1,335,570
Vestcom International, Senior Secured L/C Collaterilized, 5.00% (Libor + 4.00%), maturity 12/19/23(i)	775,705	777,516	778,613

Environmental Industries
Denali Water Solutions, Senior Secured Closing Date Term Loan, 5.00% (Libor + 4.25%), maturity 3/27/28	2,000,000	1,980,000	1,985,000
Culligan, Senior Secured Term Loan B, 4.50% (Libor + 4.00%), maturity 7/31/28(i)	500,000	497,469	497,500

Telecommunications
ORBCOMM, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 6/30/28(i)	1,000,000	995,000	1,002,500

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 3/28/25(i)	997,423	992,436	992,436

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22	941,904	941,375	923,066

Hotel, Gaming & Leisure
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	1,119,231	1,114,043	895,385

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.40% (Libor + 4.25%), maturity 8/31/26(i)	529,394	525,334	530,771

Consumer Goods: Durable
Careismatic Brands, Senior Secured Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 1/6/28(i)	500,000	498,750	498,792

Total Bank Loans		$355,907,913	$354,631,756

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.1%)(g)(h):

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $226,386)(j)(k)(l)(m)		$261,438	$226,386

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A units, Fair value of $167,478)(k)(m)(p)		165,138	167,478

Healthcare & Pharmaceuticals
Alpaca, Class A Units (45,746 Class A Units, Fair value of $33,770)(j)(k)(m)(n)		80,512	33,770

Total Equity and Preferred Shares		$507,088	$427,634

Total Portfolio Investments(q)		$356,415,001	$355,059,390

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.

(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P.,'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Investment is non-income producing.
(l)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(m)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(n)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(p)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	At June 30, 2021, the cost of investments for income tax purposes was $356,415,001, the gross unrealized depreciation for federal tax purposes was $3,234,378, the gross unrealized appreciation for federal income tax purposes was $1,878,767, and the net unrealized depreciation was $1,355,611.

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

June 30, 2021

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held on June 30, 2021 and December 31, 2020. At such dates, cash was not subject to any restrictions on withdrawal.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The Company will continue to review the adopted rule and its impact on the Company and its valuation policies, and intends to comply with such requirements on or before the SEC’s required compliance date in 2022.

Refer to Note 3 — Investments for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2021, the Company did not hold any investment on non-accrual. As of December 31, 2020, the Company had one investment on non-accrual which represented 0.28% and 0.17% of its total portfolio at cost and fair market value, respectively.

The Company currently holds loans in the portfolio that contain OID and payment-in-kind (“PIK”) provisions. The Company recognizes OID for loans originally issued at a discount and recognizes the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation. Therefore, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain the ability to be taxed as a RIC, the Company may need to pay out of both OID and PIK non-cash income amounts in the form of distributions, even though the Company has not yet collected the cash on either.

As of June 30, 2021, the Company held 207 investments in loans with OID. The Company accrued OID income of $110,757 and $229,309 for the three and six months ended June 30, 2021, respectively. The unamortized balance of OID on debt investments as of June 30, 2021, totaled $2,366,766. As of December 31, 2020, the Company held 197 investments in loans with OID. The Company accrued OID income of $93,473 and $180,647 for the three and six months ended June 30, 2020, respectively. The unamortized balance of OID investments as of December 31, 2020, totaled $2,299,058.

As of June 30, 2021, the Company held three investments which had a PIK interest component. The Company recorded $110,285 and $150,783 of PIK interest income for three and six months ended June 30, 2021, respectively. As of June 30, 2020, the Company held two investments which had a PIK interest component. The Company recorded $35,921 of PIK interest income for both the three and six months ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, the Company held $20,393,297 and $4,289,122 in cash and cash equivalents, respectively. For the three and six months ended June 30, 2021, the Company earned $356 and $630, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and six months ended June 30, 2020, the Company earned $1,325 and $29,995, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and six months ended June 30, 2021, the Company accrued $15,488 and $63,002 of other income, respectively, related to amendment fees. For the three and six months ended June 30, 2020, the Company accrued $124,633 and $139,373 of other income, respectively, related to amendment fees.

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

Note 3. Investments

Fair Value

In accordance with ASC 820, the fair value of the Company’s investments is determined to be the price that would be received for an investment in a current sale, assuming an orderly transaction between willing market participants on the measurement date. This fair value definition focuses on exit price in the principal, or most advantageous, market and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. ASC 820 also establishes the three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of a financial instrument as of the measurement date as described in Note 2 – Significant Accounting Policies.

As of June 30, 2021, $171,756,268 of the Company’s investments were valued using unobservable inputs, and $183,303,122 were valued using observable inputs. During the six months ended June 30, 2021, $23,687,416 transferred into Level 3 due to a decrease in observable prices in the market and $45,016,934 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2020, $199,000,205 of the Company’s investments were valued using unobservable inputs, and $156,359,638 were valued using observable inputs. During the six months ended June 30, 2020, $15,459,994 transferred into Level 3 due to a decrease in observable prices in the market and $33,853,439 transferred out of Level 3 due to price transparency.

The following table presents the Company’s investments carried at fair value as of June 30, 2021 and December 31, 2020, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$178,909,470	$150,845,688	$329,755,158
Second lien debt	-	4,393,652	20,482,946	24,876,598
Equity and Preferred Shares	-	-	427,634	427,634
Total	$-	$183,303,122	$171,756,268	$355,059,390

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$153,794,500	$170,910,171	$324,704,671
Second lien debt	-	2,400,000	27,290,845	29,690,845
Equity and Preferred Shares	-	165,138	799,189	964,327
Total	$-	$156,359,638	$199,000,205	$355,359,843

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2021. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of June 30, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$141,356,519	Matrix Pricing	Senior Leverage	1.12x - 10.71x	5.04x
			Total Leverage	1.12x - 13.35x	6.02x
			Interest Coverage	(0.84)x - 9.20x	2.64x
			Debt Service Coverage	(0.78)x - 8.71x	2.15x
			TEV Coverage	0.96x - 8.18x	2.57x
			Liquidity	45.77% - 521.18%	169.00%
			Spread Comparison	300bps - 700bps	461bps

	9,489,169	Market Analysis	Senior Leverage	(103.61)x - 36.47x	(1.84)x
			Total Leverage	(127.51)x - 38.66x	(3.76)x
			Interest Coverage	(1.57)x - 1.15x	0.24x
			Debt Service Coverage	(1.57)x - 1.05x	0.18x
			TEV Coverage	(0.71)x - 0.86x	0.34x
			Liquidity	68.13% - 176.75%	103.45%
			Spread Comparison	350bps - 650bps	525bps

Second lien debt	20,482,946	Matrix Pricing	Senior Leverage	3.80x - 14.94x	6.81x
			Total Leverage	3.80x - 14.94x	6.81x
			Interest Coverage	0.81x - 5.35x	2.49x
			Debt Service Coverage	0.71x - 4.77x	2.12x
			TEV Coverage	0.55x - 3.50x	2.02x
			Liquidity	86.07% - 272.95%	145.16%
			Spread Comparison	650bps - 950bps	783bps
Total	$171,328,634

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $427,634 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the six months ended June 30, 2021 and 2020 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Six Months Ended June 30, 2021	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2020	$170,910,171	$27,290,845	$799,189	$199,000,205
Transfers into Level 3	23,522,278	-	165,138	23,687,416
Transfers out of Level 3	(41,048,184)	(3,968,750)	-	(45,016,934)
Total gains:
Net realized gain (loss)(a)	101,904	24,823	(383,174)	(256,447)
Net unrealized appreciation (depreciation)(b)	124,987	(582)	244,306	368,711
New investments, repayments and settlements:(c)
Purchases	20,059,197	2,455,000	19,536	22,533,733
Settlements/repayments	(23,022,823)	(3,950,000)	-	(26,972,823)
Net amortization of premiums, PIK, discounts and fees	198,158	77,380	-	275,538
Sales	-	(1,445,770)	(417,361)	(1,863,131)
Fair Value as of June 30, 2021	$150,845,688	$20,482,946	$427,634	$171,756,268

(a)	Included in net realized gain on the accompanying Statement of Operations for the six months ended June 30, 2021.
(b)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the six months ended June 30, 2021.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Six Months Ended June 30, 2020	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590
Transfers into Level 3	15,459,994	-	-	15,459,994
Transfers out of Level 3	(33,853,439)	-	-	(33,853,439)
Total gains:
Net realized loss(a)	(206,472)	-	-	(206,472)
Net unrealized depreciation(b)	(7,200,104)	(1,020,874)	134,296	(8,086,682)
New investments, repayments and settlements:(c)
Purchases	13,610,048	7,709,688	-	21,319,736
Settlements/repayments	(16,227,619)	-	-	(16,227,619)
Net amortization of premiums, PIK, discounts and fees	164,241	10,599	-	174,840
Sales	(2,847,684)	-	-	(2,847,684)
Fair Value as of June 30, 2020	$196,291,500	$28,040,211	$853,553	$225,185,264

(a)	Included in net realized loss on the accompanying Statement of Operations for the six months ended June 30, 2020.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2020.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at June 30, 2021 and 2020 was $185,542 and $(8,084,718), respectively.

Investment Activities

The Company held a total of 225 investments with an aggregate fair value of $355,059,390 as of June 30, 2021. During the six months ended June 30, 2021, the Company invested in 43 new investments for a combined $48,768,159 and in existing investments for a combined $6,849,818. The Company also received $47,805,480 in repayments from investments and $10,135,008 from investments sold during the six months ended June 30, 2021.

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

Investment Concentrations

As of June 30, 2021, the Company’s investment portfolio consisted of investments in 199 companies located in 36 states across 24 different industries, with an aggregate fair value of $355,059,390. The five largest investments at fair value as of June 30, 2021 totaled $21,452,551, or 6.04%, of the Company’s total investment portfolio as of such date. As of June 30, 2021, the Company’s average investment was $1,584,067 at cost.

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

The following table outlines the Company’s investments by security type as of June 30, 2021 and December 31, 2020:

	June 30, 2021				December 31, 2020
		Percentage of		Percentage of		Percentage of		Percentage of
		Total		Total		Total		Total
	Cost	Investments	Fair Value	Investments	Cost	Investments	Fair Value	Investments
First lien debt	$330,973,111	92.86%	$329,755,158	92.87%	$327,535,610	91.24%	$324,704,671	91.37%
Second lien debt	24,934,802	7.00%	24,876,598	7.01%	30,167,095	8.40%	29,690,845	8.36%
Total Debt Investments	355,907,913	99.86%	354,631,756	99.88%	357,702,705	99.64%	354,395,516	99.73%
Equity and Preferred Shares	507,088	0.14%	427,634	0.12%	1,288,087	0.36%	964,327	0.27%
Total Equity Investments	507,088	0.14%	427,634	0.12%	1,288,087	0.36%	964,327	0.27%
Total Investments	$356,415,001	100.00%	$355,059,390	100.00%	$358,990,792	100.00%	$355,359,843	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$77,654,175	21.87%	$76,049,509	21.40%
High Tech Industries	57,186,299	16.11	61,586,355	17.33
Services: Business	49,061,239	13.82	50,490,828	14.21
Chemicals, Plastics & Rubber	29,455,707	8.30	31,878,575	8.97
Aerospace & Defense	25,096,492	7.07	20,755,039	5.84
Services: Consumer	15,308,951	4.31	15,809,209	4.45
Banking, Finance, Insurance & Real Estate	15,297,741	4.31	16,984,886	4.78
Containers, Packaging & Glass	12,297,034	3.46	11,243,766	3.16
Capital Equipment	11,292,954	3.18	9,834,504	2.77
Construction & Building	10,469,733	2.95	9,664,073	2.72
Automotive	9,123,135	2.57	12,179,594	3.43
Transportation: Cargo	8,973,759	2.53	7,974,497	2.24
Wholesale	7,047,724	1.98	7,121,878	2.00
Beverage, Food & Tobacco	5,885,736	1.66	4,394,178	1.24
Forest Products & Paper	5,001,704	1.41	4,842,432	1.36
Consumer Goods: Non-durable	4,983,392	1.40	4,868,015	1.37
Media: Advertising, Printing & Publishing	3,598,165	1.01	3,735,229	1.05
Environmental Industries	2,482,500	0.70	-	-
Telecommunications	1,002,500	0.28	-	-
Utilities: Electric	992,436	0.28	-	-
Metals & Mining	923,066	0.26	968,139	0.27
Hotel, Gaming & Leisure	895,385	0.25	895,385	0.26
Health Care Equipment & Services	530,771	0.15	526,939	0.15
Consumer Goods: Durable	498,792	0.14	2,285,922	0.64
Retail	-	-	1,270,891	0.36
	$355,059,390	100.00%	$355,359,843	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Percentage		Percentage
		of Total		of Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Midwest	$82,438,753	23.22%	$78,184,041	22.00%
Northeast	77,131,687	21.72	89,419,521	25.16
West	50,864,603	14.33	55,600,298	15.65
Southwest	46,832,425	13.19	42,906,177	12.07
Southeast	43,571,554	12.27	41,633,230	11.72
East	41,654,289	11.73	37,063,003	10.43
Northwest	6,041,738	1.70	6,019,773	1.69
South	4,555,112	1.29	2,550,476	0.72
Other(a)	1,969,229	0.55	1,983,324	0.56
Total Investments	$355,059,390	100.00%	$355,359,843	100.00%

(a) The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2021:

For the Fiscal Years Ending December 31:	Amount
2021	$4,531,798
2022	14,120,657
2023	25,990,209
2024	63,393,221
2025	78,200,106
Thereafter	172,038,688
Total contractual repayments	358,274,679
Adjustments to cost basis on debt investments(a)	(2,366,766)
Total Cost Basis of Debt Investments Held at June 30, 2021:	$355,907,913

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

COVID-19 Developments

During the six months ended June 30, 2021 and subsequent to June 30, 2021, the COVID-19 pandemic has had a significant impact on the U.S. economy. Certain of the Company's portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which have resulted in a material adverse impact on the Company's net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies and may continue to adversely affect the Company’s future net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

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

For the three and six months ended June 30, 2021, the Company recorded base management fees of $948,730 and $1,862,780, respectively, and waivers to the base management fees of $332,055 and $651,972, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2020, the Company recorded base management fees of $942,530 and $1,823,382, respectively, and waivers to the base management fees of $329,886 and $638,184, respectively, as set forth within the accompanying statements of operations.

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

For the three and six months ended June 30, 2021, the Company recorded incentive fees related to net investment income of $96,455 and $387,748, respectively. Offsetting the incentive fees were waivers of the incentive fees of $86,809 and $348,973 for the three and six months ended June 30, 2021, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2020, the Company recorded incentive fees related to net investment income of $623,599 and $1,284,958, respectively. Offsetting the incentive fees were waivers of the incentive fees of $552,873 and $1,116,651 for the three and six months ended June 30, 2020, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2021, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2020, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2021 and December 31, 2020 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2021	December 31, 2020
Net base management fee due to Adviser	$616,675	$597,141
Net incentive fee due to Adviser	9,645	17,703
Total fees due to Adviser, net of waivers	626,320	614,844
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$692,570	$681,094

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$4,221,191	$6,455,356	$9,298,545	$(4,775,047)
Denominator for basic and diluted weighted average common shares	39,009,531	37,769,447	38,983,776	37,155,262
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.11	$0.17	$0.24	$(0.13)

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

During the three and six months ended June 30, 2021, the Company declared and paid distributions of $7,801,905, or $0.20 per share. The tax character of the distributions declared and paid represented $7,656,579 from ordinary income and $145,326 from tax return of capital. During the three and six months ended June 30, 2020, the Company declared and paid distributions of $8,125,607, or $0.215 per share. The tax character of the distributions declared and paid represented $8,125,607 from ordinary income.

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

U.S. GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the years ended December 31, 2020 and 2019, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the years ended December 31, 2020 and 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

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

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021

As of June 30, 2021, $8,900,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of June 30, 2021 and December 31, 2020, were 39,009,533 and 38,343,580, respectively.

The following table details the activity of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2021	$39,009	$370,025,442	$(1,904,236)	$368,160,215
Net investment income	-	-	3,768,409	3,768,409
Net realized gain from investment transactions	-	-	(696,642)	(696,642)
Net change in unrealized appreciation on investments	-	-	1,149,424	1,149,424
Issuance of shares	-	-	-	-
Distributions to Stockholders	-	(145,326)	(7,656,579)	(7,801,905)
Reinvested Dividends	-	25	-	25
Balance as of June 30, 2021	$39,009	$369,880,141	$(5,339,624)	$364,579,526

Three Months Ended June 30, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2020	$36,698	$349,093,820	$(13,961,248)	$335,169,270
Net investment income	-	-	4,086,029	4,086,029
Net realized gain from investment transactions	-	-	384	384
Net change in unrealized appreciation on investments	-	-	2,368,943	2,368,943
Issuance of shares	1,095	9,998,905	-	10,000,000
Distributions to Stockholders	-	-	(8,125,607)	(8,125,607)
Reinvested Dividends	-	26	-	26
Balance as of June 30, 2020	$37,793	$359,092,751	$(15,631,499)	$343,499,045

Six Months Ended June 30, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861
Net investment income	-	-	7,656,579	7,656,579
Net realized gain from investment transactions	-	-	(633,372)	(633,372)
Net change in unrealized appreciation on investments	-	-	2,275,338	2,275,338
Issuance of shares	666	6,199,334	-	6,200,000
Distributions to Stockholders	-	(145,326)	(7,656,579)	(7,801,905)
Reinvested Dividends	-	25	-	25
Balance as of June 30, 2021	$39,009	$369,880,141	$(5,339,624)	$364,579,526

Six Months Ended June 30, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673
Net investment income	-	-	8,396,935	8,396,935
Net realized loss from investment transactions	-	-	(3,392)	(3,392)
Net change in unrealized depreciation on investments	-	-	(13,168,590)	(13,168,590)
Issuance of shares	2,683	24,997,317	-	25,000,000
Distributions to Stockholders	-	-	(8,125,607)	(8,125,607)
Reinvested Dividends	-	26	-	26
Balance as of June 30, 2020	$37,793	$359,092,751	$(15,631,499)	$343,499,045

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

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2021 and December 31, 2020:

Investment	Industry	June 30, 2021	December 31, 2020
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	Healthcare & Pharmaceuticals	$761,905	$1,100,952
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	Services: Business	507,692	546,154
Vertellus, Senior Secured Revolving Facility, 7.00% (Libor + 6.00%), maturity 12/22/25	Chemicals, Plastics & Rubber	486,239	486,239
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/18/28	Healthcare & Pharmaceuticals	382,979	-
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	Transportation: Cargo	358,491	358,491
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 3/3/28	Containers, Packaging & Glass	286,785	-
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 6/9/28	Beverage, Food & Tobacco	281,250	-
Epic Staffing Group, Senior Secured Initial Term Loan, 7.25% (Libor + 6.25%), maturity 2/5/27	Services: Business	243,243	-
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/31/28	Capital Equipment	190,477	-
SIAA, Unitranche, 7.25% (Libor + 6.25%), maturity 4/28/28	Banking, Finance, Insurance & Real Estate	175,439	-
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25	Services: Consumer	130,719	130,719
Applied Adhesives, Senior Secured Term A Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	129,870	-
Alpaca, Senior Secured Revolver, 7.75% (Libor + 6.75%), maturity 4/19/24	Healthcare & Pharmaceuticals	129,426	51,770
ImageFirst, Senior Secured Initial Term Loan, 5.25% (Libor + 4.50%), maturity 4/27/28	Services: Business	113,636	-
Solis Mammography, Senior Secured Term Loan, 5.50% (Libor + 4.75%), maturity 4/17/28	Healthcare & Pharmaceuticals	83,333	-
Therma Holdings, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/16/27	Services: Business	80,645	80,645
Applied Adhesives, Senior Secured Revolving Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	41,244	-
OEConnection, Senior Secured Initial Term Loan, 4.15% (Libor + 4.00%), maturity 9/25/26	High Tech Industries	-	5,865
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27	High Tech Industries	-	408,879
HighTower, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 1/31/25	Banking, Finance, Insurance & Real Estate	-	241,935
EverCommerce, Senior Secured Initial Term Loan, 5.65% (Libor + 5.50%), maturity 8/23/25	High Tech Industries	-	144,200
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.15% (Libor + 4.00%), maturity 6/3/26	Services: Business	-	50,125
Stepping Stones, Senior Secured COVID-19 Revolving Loan, 6.75% (Libor + 5.75%), maturity 6/30/21	Healthcare & Pharmaceuticals	-	36,644
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24	Healthcare & Pharmaceuticals	-	33,949
		$4,383,373	$3,676,567

Unfunded commitments represent all amounts unfunded as of June 30, 2021 and December 31, 2020. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Per Share Data:
Net asset value, beginning of period	$9.44	$9.13	$9.31	$9.44
Net investment income(a)	0.10	0.11	0.20	0.23
Net realized gain (loss) on investments and change in unrealized appreciation (depreciation) on investments(a)(b)	0.01	0.06	0.04	(0.37)
Net increase (decrease) in net assets resulting from operations	$0.11	$0.17	$0.24	$(0.14)

Effect of equity capital activity
Distributions to stockholders from net investment income	(0.20)	(0.21)	(0.20)	(0.21)
Distributions to stockholders from return of capital(c)	0.00	-	0.00	-
Net asset value at end of period	$9.35	$9.09	$9.35	$9.09
Total return(d)(h)	1.15%	1.91%	2.56%	(1.44)
Shares of common stock outstanding at end of period	39,009,533	37,793,522	39,009,533	37,793,522

Statement of Assets and Liabilities Data:
Net assets at end of period	$364,579,526	$343,499,045	$364,579,526	$343,499,045
Average net assets(e)	368,203,033	346,800,278	367,216,591	345,465,958

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	1.56%	2.18%	1.61%	2.15%
Ratio of net expenses to average net assets-annualized(g)	1.10%	1.16%	1.06%	1.13%
Ratio of net investment income to average net assets-annualized	4.11%	4.74%	4.20%	4.89%
Portfolio turnover(h)	1.41%	0.67%	2.82%	1.75%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	For the three and six months ended June 30, 2021, the 0.00 is due to rounding.
(d)	Total return is based on the change in net asset value during the respective periods.Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(e)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(h)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

On June 14, 2021, the Company delivered a capital drawdown notice to an investor relating to the sale of 951,872 shares of the Common Stock for an aggregate offering price of $8.9 million. The sale closed on July 6, 2021.

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

COVID-19 Developments

The market disruptions caused by the COVID-19 pandemic may continue to adversely affect the business operations of some, if not all, of our portfolio companies and may continue to affect our operations and the operations of our Adviser. As the COVID-19 outbreak and the related business restrictions continue to evolve, we cannot predict its full impact on our business operations, including its duration in the United States and worldwide, the extent of the global economic recovery and the uncertainty surrounding the efficiency and success of the global vaccination efforts as more contagious strains of the virus emerge in various countries, including the United States (particularly the “Delta variant”). Such contagious variants, in conjunction with business re-openings, more frequent social gatherings, including the re-opening of many schools and colleges across the country, and more relaxed mask requirements and social distancing have resulted in significant surges in the rates of COVID-19 infections worldwide. Furthermore, large portions of the population in the United States and elsewhere remain unvaccinated due to limited or no access to vaccines, the politicization of the vaccine rollout, the general public distrust of the safety and efficacy of the vaccine and the potential adverse reactions to the vaccine. Such developments may negatively affect the success of business re-openings and may lead to a decline in economic recovery, further increasing the risk that the pandemic will continue for a prolonged period of time. As such, the extent to which COVID-19 and/or other health pandemics may affect negatively our operating results and financial condition and the operating results and financial condition of our portfolio companies, as well as the duration of any potential business or supply-chain disruption for us, our Adviser and/or our portfolio companies, is uncertain.

We will continue to monitor developments relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health officials and may take additional actions based on their recommendations. In these circumstances, there may be developments beyond our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it may continue to have a material adverse impact on our future net asset value, net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies, and that such adverse effects will persist for the duration of the pandemic and potentially for some time thereafter.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of June 30, 2021, was approximately $355,059,390 and held in 199 portfolio companies. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2020, was approximately $355,359,843 and held in 186 portfolio companies.

During the six months ended June 30, 2021, we invested in 43 new investments for a combined $48,768,159 and in existing investments for a combined $6,849,818. We also received $47,805,480 in repayments from investments and $10,135,008 from investments sold during the six months ended June 30, 2021. During the six months ended June 30, 2020, we invested in 30 new syndicated investments for a combined $25,148,863 and in existing investments for a combined $11,358,128. We also received $20,918,019 in repayments from investments and $5,743,556 from investments sold during the six months ended June 30, 2020.

In addition, for the three and six months ended June 30, 2021, we had a change in unrealized appreciation of approximately $1,149,424 and $2,275,338 respectively, and realized losses of $696,642 and $633,372, respectively. In addition, for the three and six months ended June 30, 2020, we had a change in unrealized appreciation (depreciation) of approximately $2,368,943 and $(13,168,590) respectively, and realized gains (losses) of $384 and $(3,392), respectively.

Our investment activity for the six months ended June 30, 2021 and 2020, is presented below:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Beginning investment portfolio, at fair value	$355,359,843	$330,874,911
Investments in new portfolio investments	48,768,159	25,148,863
Investments in existing portfolio investments	6,849,818	11,358,128
Principal repayments	(47,805,480)	(20,918,019)
Proceeds from investments sold	(10,135,008)	(5,743,556)
Change in premiums, discounts and amortization	380,092	216,568
Net change in unrealized appreciation (depreciation) on investments	2,275,338	(13,168,590)
Realized loss on investments	(633,372)	(3,392)
Ending portfolio investment activity, at fair value	$355,059,390	$327,764,913
Number of portfolio investments	225	196
Average investment amount, at cost	$1,584,067	$1,748,881
Percentage of investments at floating rates	100.00%	99.40%

As of June 30, 2021 and December 31, 2020, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2021 and through August 13, 2021, we invested $7,151,324 at cost in 8 portfolio companies.

On June 14, 2021, we delivered a capital drawdown notice to an investor relating to the sale of 951,872 shares of the Common Stock for an aggregate offering price of $8.9 million. The sale closed on July 6, 2021.

The sale of Common Stock was made pursuant to a subscription agreement entered into by us and the investor. Under the terms of the subscription agreement, the investor is required to fund drawdowns to purchase shares of Common Stock up to the amount of its capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The issuance of the Common Stock is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. We have not engaged in general solicitation or advertising with regard to the issuance and sale of the Common Stock and have not offered securities to the public in connection with such issuance and sale.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation. This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” section above.

Revenue

Total investment income for the three and six months ended June 30, 2021 and 2020 is presented in the table below.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Total interest income from non-controlled/non-affiliated investments	$4,762,471	$4,961,112	$9,531,156	$10,163,820
Total other interest income	356	1,325	630	29,995
Total other income	15,488	124,633	63,002	139,373
Total investment income	$4,778,315	$5,087,070	$9,594,788	$10,333,188

Total investment income for the three months ended June 30, 2021 decreased to $4,778,315 from $5,087,070 for the three months ended June 30, 2020, and was driven by the decrease in LIBOR. Total investment income for the six months ended June 30, 2021 decreased to $9,594,788 from $10,333,188 for the six months ended June 30, 2020, and was driven by a decrease in LIBOR which was partially offset by our interest income from our increasing investment balance. As of June 30, 2021 and 2020, the size of our debt portfolio was $355,907,913 and $343,394,706 at amortized cost, respectively, with total debt principal amount outstanding of $358,274,679 and $341,660,017, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Base management fee(a)	$948,730	$942,530	$1,862,780	$1,823,382
Incentive fee(a)	96,455	623,599	387,748	1,284,958
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors' fees	56,250	52,500	112,500	105,000
Professional fees	144,378	139,116	237,696	237,058
Other expenses	116,707	59,805	205,930	108,190
Total expenses	1,428,770	1,883,800	2,939,154	3,691,088
Base management fee waivers(a)	(332,055)	(329,886)	(651,972)	(638,184)
Incentive fee waivers(a)	(86,809)	(552,873)	(348,973)	(1,116,651)
Total expenses, net of waivers	$1,009,906	$1,001,041	$1,938,209	$1,936,253

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020 was driven by our increasing invested balance. For the three months ended June 30, 2021 and 2020, we accrued gross base management fees before waivers of $948,730 and $942,530, respectively. Offsetting those fees, we recognized base management fee waivers of $332,055 and $329,886, respectively, for the same periods. The decrease in incentive fees related to net investment income for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020 was driven by the decrease in LIBOR which decreased the yield of our variable rate debt investments. For the three months ended June 30, 2021, we accrued incentive fees related to net investment income before waivers of $96,455, offset by incentive fee waivers of $86,809. For the three months ended June 30, 2020, we accrued incentive fees related to net investment income before waivers of $623,599, offset by incentive fee waivers of $552,873. Additionally, we accrued $66,250 of administrative fees for each of the three months ended June 30, 2021 and 2020. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended June 30, 2021 and 2020, we incurred other expenses of $116,707 and $59,805, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. The increase in other expenses was driven by an increase in the Delaware state franchise tax applicable to the Company in the three months ended June 30, 2021. We also incurred expenses related to fees paid to our independent directors of $56,250 and $52,500 for each of the three-month period June 30, 2021 and 2020, respectively.

The increase in base management fees before waivers for the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020 was driven by our increasing invested balance. For the six months ended June 30, 2021 and 2020, we accrued gross base management fees before waivers of $1,862,780 and $1,823,382, respectively. Offsetting those fees, we recognized base management fee waivers of $651,972 and $638,184, respectively. The decrease in incentive fees related to net investment income for the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020 was driven by the decrease in LIBOR which decreased the yield of our variable rate debt investments. For the six months ended June 30, 2021, we accrued incentive fees related to net investment income before waivers of $387,748, offset by incentive fee waivers of $348,973. For the six months ended June 30, 2020, we accrued incentive fees related to net investment income before waivers of $1,284,958, offset by incentive fee waivers of $1,116,651. Additionally, we accrued $132,500 of administrative fees for both the six months ended June 30, 2021 and 2020. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the six months ended June 30, 2021 and 2020, we incurred other expenses of $205,930 and $108,190, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. The increase in other expenses was driven by an increase in the Delaware state franchise tax applicable to the Company in the six months ended June 30, 2021. We also incurred expenses related to fees paid to our independent directors of $112,500 and $105,000 for each of the six-month period ended June 30, 2021 and 2020.

Realized and Unrealized Gains and Losses

We recognized $(696,642) and $384 in net realized (losses) gains for the three months ended June 30, 2021 and 2020, respectively. We recognized $(633,372) and $(3,392) in net realized losses for the six months ended June 30, 2021 and 2020, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2021 and 2020 was as follows:

Type	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
First Lien Debt	$478,044	$2,080,606	$1,612,986	$(12,253,129)
Second Lien Debt	385,035	124,110	418,045	(1,049,757)
Equity and Preferred Shares	286,345	164,227	244,307	134,296
Net change in unrealized appreciation (depreciation) on investments	$1,149,424	$2,368,943	$2,275,338	$(13,168,590)

Net change in unrealized appreciation on investments during the three and six months ended June 30, 2021 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation (depreciation) on investments during the three and six months ended June 30, 2020 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of June 30, 2021 and December 31, 2020, we had cash of $20,393,297 and $4,289,122, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $17,706,055. This was primarily driven by repayment of bank loans and sales of investments totaling $47,805,480 and $10,135,008, respectively. This was partially offset by investments in portfolio companies. Net cash used in operating activities for the six months ended June 30, 2020 was $6,658,137. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans.

As of both June 30, 2021 and December 31, 2020, we had 17 investments with unfunded commitments of $4,383,373 and $3,676,567, respectively. We believe that, as of both June 30, 2021 and December 31, 2020, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Beginning investment portfolio	$355,359,843	$330,874,911
Investments in new portfolio investments	48,768,159	25,148,863
Investments in existing portfolio investments	6,849,818	11,358,128
Principal repayments	(47,805,480)	(20,918,019)
Proceeds from sales of investments	(10,135,008)	(5,743,556)
Net change in unrealized appreciation (depreciation) on investments	2,275,338	(13,168,590)
Net realized loss on investments	(633,372)	(3,392)
Net change in premiums, discounts and amortization	380,092	216,568
Investment Portfolio, at Fair Value	$355,059,390	$327,764,913

Financing Activities

Net cash used in our financing activities for the six months ended June 30, 2021 was $1,601,880 which consisted of $7,801,880 of distributions paid to our common stockholders. This was partially offset by $6,200,000 from issuances of 665,951 Shares to our stockholders, in connection with our capital calls during the period. Net cash provided by our financing activities for the six months ended June 30, 2020 was $25,000,000 from issuances of 2,684,276 Shares to our stockholders, in connection with our capital calls and our dividend reinvestment program during the period. This was partially offset by $8,125,581 of distributions paid to our common stockholders.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021

As of June 30, 2021, $8,900,000 of total capital commitments remained unfunded by our investors.

The number of shares of our Common Stock issued and outstanding as of June 30, 2021 and December 31, 2020, were 39,009,533 and 38,343,580, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared and paid distributions of $7,801,905, or $0.200 per share during the three and six months ended June 30, 2021. We declared and paid distributions of $8,125,607, or $0.215 per share during the three and six months ended June 30, 2020.

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

Related Party Fees

For the three months ended June 30, 2021 and 2020, we recorded base management fees of $948,730 and $942,530, respectively. Offsetting these fees were waivers to the base management fees of $332,055 and $329,886, respectively, as set forth within the accompanying statements of operations.

For the six months ended June 30, 2021 and 2020, we recorded base management fees of $1,862,780 and $1,823,382, respectively. Offsetting those fees were waivers to the base management fees of $651,972 and $638,184, respectively, as set forth within the accompanying statements of operations.

For the three months ended June 30, 2021 and 2020, we recorded incentive fees of $96,455 and $623,599, respectively. Offsetting these fees were waivers to the incentive fees of $86,809 and $522,873, respectively, as set forth within the accompanying statements of operations.

For the six months ended June 30, 2021 and 2020, we recorded incentive fees of $387,748 and $1,284,958, respectively. Offsetting those fees were waivers to the incentive fees of $348,973 and $1,116,651, respectively, as set forth within the accompanying statements of operations.

For both the three months ended June 30, 2021 and 2020, we recorded administrative fees of $62,500, as set forth within the accompanying statements of operations. For both the six months ended June 30, 2021 and 2020, we recorded administrative fees of $132,500, as set forth within the accompanying statements of operations.

Fees due to related parties as of June 30, 2021 and December 31, 2020 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2021	December 31, 2020
Net base management fee due to Adviser	$616,675	$597,141
Net incentive fee due to Adviser	9,645	17,703
Total fees due to Adviser, net of waivers	626,320	614,844
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$692,570	$681,094

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We will continue to review the adopted rule and its impact on us and our valuation policies, and intend to comply with such requirements on or before the SEC’s required compliance date in 2022.

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

COMMITMENTS AND CONTINGENCIES

From time to time, we, the Adviser or the Administrator may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we, the Adviser nor the Administrator is currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2021, we had 17 investments with unfunded commitments of $4,383,373. As of December 31, 2020, we had 14 investments with unfunded commitments of $3,676,567. We believe that, as of June 30, 2021 and December 31, 2020, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(125,320)
Down 200 basis points	(125,320)
Down 100 basis points	(125,320)
Up 100 basis points	1,705,176
Up 200 basis points	5,287,922
Up 300 basis points	8,870,669

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the period covered by quarterly this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Refer to our Current Report on Form 8-K filed on July 6, 2021 for issuances of our Common Stock during the quarter ended June 30, 2021. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

10.1*	Subscription Agreement, dated as of May 28, 2021, by and between the Company and Mercer Audax Credit Feeder Fund LP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

*            Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: August 13, 2021	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 13, 2021	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer