Form 10-Q
period 2021-09-30
Audax Credit BDC Inc.
filed 2021-11-12
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant had 39,961,405 shares of common stock, par value $0.001 per share, outstanding as of November 11, 2021.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2021 and December 31, 2020

(Expressed in U.S. Dollars)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $364,703,003 and $358,990,792, respectively)	$363,441,460	$355,359,843
Cash and cash equivalents	13,397,892	4,289,122
Interest receivable	1,065,822	954,012
Receivable from investments sold	3,714,278	-
Receivable from bank loan repayment	35,553	-
Other assets	48,750	-

Total assets	$381,703,755	$360,602,977

Liabilities
Accrued expenses and other liabilities	$286,122	$316,522
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	641,794	614,844
Payable for investments purchased	2,988,750	2,722,500

Total liabilities	$3,982,916	$3,720,116
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, $ 39,961 $38,343 39,961,405 and 38,343,580 shares issued and outstanding, respectively
Capital in excess of par value	378,779,189	363,826,108
Total distributable earnings	(1,098,311)	(6,981,590)
Total Net Assets	$377,720,839	$356,882,861
Net Asset Value per Share of Common Stock at End of Period	$9.45	$9.31

Shares Outstanding	39,961,405	38,343,580

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment Income
Interest income
Non-Control/Non-Affiliate	$4,924,039	$4,721,470	$14,455,194	$14,885,290
Other	477	1,058	1,107	31,053
Total interest income	4,924,516	4,722,528	14,456,301	14,916,343
Other income
Non-Control/Non-Affiliate	20,772	14,577	83,774	153,950
Total income	4,945,288	4,737,105	14,540,075	15,070,293

Expenses
Base management fee(a)	$947,361	$874,188	$2,810,141	$2,697,570
Incentive fee(a)	260,092	356,461	647,839	1,641,419
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	56,250	52,500	168,750	157,500
Professional fees	108,251	132,514	345,947	369,572
Other expenses	108,702	83,232	314,632	191,422

Expenses before waivers from investment adviser and administrator	1,546,906	1,565,145	4,486,059	5,256,233
Base management fee waivers(a)	(331,576)	(305,966)	(983,548)	(944,150)
Incentive fee waivers(a)	(234,083)	(320,815)	(583,056)	(1,437,466)
Total expenses, net of waivers	981,247	938,364	2,919,455	2,874,617
Net Investment Income	3,964,041	3,798,741	11,620,620	12,195,676

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	183,204	(1,039,704)	(450,168)	(1,043,096)
Net change in unrealized appreciation (depreciation) on investments	94,068	6,436,468	2,369,406	(6,732,122)
Net realized and unrealized gain (loss) on investments	277,272	5,396,764	1,919,238	(7,775,218)

Net Increase in Net Assets Resulting from Operations	$4,241,313	$9,195,505	$13,539,858	$4,420,458

Basic and Diluted per Share of Common Stock:
Net investment income	$0.10	$0.10	$0.30	$0.32
Net increase in net assets resulting from operations	$0.11	$0.24	$0.34	$0.12

Weighted average shares of common stock outstanding basic diluted	39,909,673	38,265,852	39,295,800	37,528,161

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operations
Net investment income	$11,620,620	$12,195,676
Net realized loss on investments	(450,168)	(1,043,096)
Net change in unrealized appreciation (depreciation) on investments	2,369,406	(6,732,122)
Net increase in net assets resulting from operations	13,539,858	4,420,458

Distributions:
Distributions to common stockholders	(7,656,579)	(8,125,607)
Return of capital to common stockholders	(145,326)	-
Total distributions	(7,801,905)	(8,125,607)

Capital Share Transactions:
Issuance of common stock	15,100,000	30,000,000
Reinvestment of common stock	25	26
Net increase in net assets from capital share transactions	15,100,025	30,000,026

Net Increase in Net Assets	20,837,978	26,294,877

Net Assets, Beginning of Period	356,882,861	331,399,673

Net Assets, End of Period	$377,720,839	$357,694,550

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$13,539,858	$4,420,458
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	450,168	1,043,096
Net change in unrealized (appreciation) depreciation on investments	(2,369,406)	6,732,122
Accretion of original issue discount interest and payment-in-kind interest	(538,786)	(357,873)
(Increase) decrease in receivable from investments sold	(3,714,278)	1,993,379
Increase in interest receivable	(111,810)	(89,246)
(Increase) decrease in receivable from bank loan repayment	(35,553)	58,592
Increase in other assets	(48,750)	(49,265)
Decrease in accrued expenses and other liabilities	(30,400)	(72,979)
Increase (decrease) in fees due to investment advisor(a)	26,950	(84,268)
Increase in payable for investments purchased	266,250	2,012,495
Investment activity:
Investments purchased	(89,312,556)	(52,376,341)
Proceeds from investments sold	17,331,786	6,437,456
Repayment of bank loans	66,357,177	27,907,668
Total investment activity	(5,623,593)	(18,031,217)

Net cash provided by (used in) operating activities	1,810,650	(2,424,706)

Cash flows from financing activities:
Issuance of shares of common stock	15,100,000	30,000,000
Distributions paid to common stockholders	(7,801,880)	(8,125,581)

Net cash provided by financing activities	7,298,120	21,874,419

Net increase in cash and cash equivalents	9,108,770	19,449,713

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	4,289,122	5,506,217

Cash and cash equivalents, end of period	$13,397,892	$24,955,930

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$25	$26
Payment-in-kind ("PIK") interest income	$200,382	$75,144

(a)     Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of September 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (96.1%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 4.38% (Libor + 4.25%), maturity 7/9/25(i)	6/28/2018	$4,215,792	$4,351,973	$4,215,908
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	6/26/2019	4,156,221	4,126,286	4,156,220
Young, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/7/24	11/6/2017	3,765,354	3,757,689	3,737,113
American Vision Partners, Senior Secured Term Loan, 6.50% (Libor + 5.75%), maturity 9/22/28(i)	9/22/2021	3,546,512	3,482,414	3,493,313
InHealth Medical Alliance, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 6/28/28	6/25/2021	3,500,000	3,465,451	3,456,250
Confluent Health, Senior Secured Initial Term Loan, 5.13% (Libor + 5.00%), maturity 6/24/26(i)	6/24/2019	3,427,437	3,402,527	3,427,436
PharMedQuest, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 10/31/24	11/6/2019	3,293,398	3,263,022	3,268,697
Zest Dental, Senior Secured Initial Term Loan (First Lien), 3.63% (Libor + 3.50%), maturity 3/14/25(i)	5/30/2018	3,239,110	3,252,724	3,169,121
Veritext, Senior Secured Initial Term Loan (First Lien), 3.38% (Libor + 3.25%), maturity 8/1/25(i)	8/14/2018	3,129,147	3,114,927	3,103,325
Waystar, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 10/22/26(i)	9/19/2019	2,957,481	2,949,800	2,963,825
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 8/18/23	8/18/2016	2,860,177	2,846,238	2,838,726
Packaging Coordinators, Senior Secured Term B Loan (First Lien), 4.25% (Libor + 3.50%), maturity 11/30/27(i)	9/25/2020	2,475,031	2,466,743	2,481,073
Zelis RedCard, Senior Secured Term B-1 Loan, 3.63% (Libor + 3.50%), maturity 9/30/26(i)	9/27/2019	2,426,753	2,415,735	2,421,715
Soliant, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 3/31/28	3/26/2021	2,337,500	2,320,016	2,337,500
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.63% (Libor + 3.50%), maturity 7/10/25	8/15/2018	2,288,499	2,293,906	2,288,499
Advanced Diabetes Supply, Senior Secured Term Loan December 2020, 6.25% (Libor + 5.25%), maturity 12/30/26	7/13/2021	1,994,975	1,975,125	1,985,000
Upstream Rehabilitation, Senior Secured August 2021 Incremental Term Loan (First Lien), 4.38% (Libor + 4.25%), maturity 11/20/26(i)	10/24/2019	1,976,297	1,973,317	1,979,594
Press Ganey, Senior Secured Initial Term Loan (First Lien), 3.63% (Libor + 3.50%), maturity 7/24/26(i)	7/23/2019	1,960,000	1,954,590	1,949,584
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 4.63% (Libor + 4.50%), maturity 12/22/25	12/19/2018	1,945,000	1,933,592	1,906,100
Alpaca, Senior Secured Term Loan, 6.25% (Libor + 5.25%), maturity 4/19/24(j)	4/19/2019	1,875,061	1,856,728	1,837,560
CareCentrix, Senior Secured Initial Term Loan, 4.63% (Libor + 4.50%), maturity 4/3/25	4/2/2018	1,825,000	1,819,864	1,825,000
Gastro Health, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 7/3/28	7/2/2021	1,672,000	1,662,000	1,659,460
Symplr, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 12/22/27(i)	11/23/2020	1,492,500	1,470,300	1,499,362
nThrive, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.75%), maturity 1/29/29	1/21/2021	1,500,000	1,470,300	1,492,500
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/18/28	5/12/2021	1,500,000	1,492,650	1,492,500
CPS, Unitranche, 6.50% (Libor + 5.50%), maturity 2/28/25	3/1/2019	1,465,886	1,452,108	1,462,221
Stepping Stones, Unitranche, 7.25% (Libor + 6.25%), maturity 3/9/27	3/5/2021	1,431,844	1,416,216	1,431,844
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/1/24(i)	1/10/2019	1,158,945	1,156,135	1,146,262
Solis Mammography, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 4/17/28(i)	4/1/2021	1,063,333	1,053,633	1,065,992
Wedgewood Pharmacy, Senior Secured Initial Term Loan, 5.25% (Libor + 4.50%), maturity 3/31/28	2/24/2021	1,000,000	990,150	1,000,000
nThrive, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 1/28/28	1/15/2021	997,500	992,650	999,636
Veritext, Senior Secured Initial Term Loan (Second Lien), 6.88% (Libor + 6.75%), maturity 7/31/26	8/14/2018	1,000,000	996,540	997,500
Allied Benefit Systems, Senior Secured Initial Term B Loan, 5.50% (Libor + 4.50%), maturity 11/18/26	10/21/2020	992,500	979,588	992,500
UDG, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 4.25%), maturity 8/19/28(q)	8/6/2021	1,000,000	990,000	990,000
Solis Mammography, Senior Secured Term Loan (Second Lien ), 8.75% (Libor + 8.00%), maturity 4/16/29	4/1/2021	1,000,000	985,300	992,500
Athena, Senior Secured Term B-1 Loan (First Lien), 4.38% (Libor + 4.25%), maturity 2/11/26(i)	9/18/2019	982,506	975,746	986,664
Alcami, Senior Secured Initial Term Loan (First Lien), 4.38% (Libor + 4.25%), maturity 7/14/25	7/12/2018	970,000	967,090	938,475
Dermatologists of Central States, Senior Secured Term Loan, 9.50% (Libor + 8.50%), maturity 4/20/22	3/12/2020	959,936	959,936	935,938
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.50% (Libor + 5.50%), maturity 5/9/25(i)	5/4/2018	789,913	783,021	781,027
MedRisk, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 5/10/28(i)	4/1/2021	500,000	495,075	500,307
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 7/24/26(i)	10/1/2020	497,503	493,123	499,700
AccentCare, Senior Secured 2021 Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 6/22/26(i)	6/15/2021	498,750	498,750	499,284
RMP & MedA/Rx, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 2/6/25	3/22/2021	493,750	488,870	492,516
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 2/6/25	2/27/2017	422,325	422,106	421,269
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/10/23(i)	6/28/2016	344,706	345,480	337,385
Alpaca, Senior Secured Revolver, 6.25% (Libor + 5.25%), maturity 4/19/24(j)	9/30/2019	178,608	174,725	175,036
AmeriVet, Senior Secured Incremental Delayed Draw Term Loan, 5.75% (Libor + 4.75%), maturity 6/5/24(i)	8/27/2021	116,000	104,840	114,840
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	6/26/2019	-	(7,619)	-

Services: Business
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/23/25	9/26/2019	3,920,000	3,893,105	3,920,000
RevSpring, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 10/11/25(i)	10/5/2018	3,890,000	3,886,850	3,882,649
Addison, Senior Secured Initial Term Loan, 4.88% (Libor + 4.75%), maturity 4/15/26	4/4/2019	2,932,500	2,895,000	2,932,500
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.88% (Libor + 3.75%), maturity 2/9/26(i)	1/16/2019	2,932,424	2,916,826	2,924,623
Fleetwash, Senior Secured Incremental Term Loan, 5.75% (Libor + 4.75%), maturity 10/1/24	9/25/2018	2,910,506	2,894,340	2,895,954
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 3.88% (Libor + 3.75%), maturity 2/2/26(i)	1/17/2019	2,930,200	2,923,102	2,881,421
CoolSys, Senior Secured Closing Date Initial Term Loan, 5.50% (Libor + 4.75%), maturity 8/11/28(i)	8/4/2021	2,500,000	2,469,444	2,512,246
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/9/27(i)	3/6/2020	2,468,750	2,448,678	2,478,773
HireRight, Senior Secured Initial Term Loan (Second Lien), 7.38% (Libor + 7.25%), maturity 7/10/26	7/2/2018	2,500,000	2,485,363	2,468,750
Newport Group, Senior Secured Initial Term Loan (First Lien), 3.63% (Libor + 3.50%), maturity 9/12/25(i)	8/9/2018	2,427,437	2,418,215	2,425,066
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/10/25	2/6/2018	2,329,686	2,326,569	2,329,686
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 6/19/24	6/30/2017	2,325,836	2,325,836	2,325,836
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	10/23/2020	2,139,654	2,116,711	2,123,606
Veregy, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 11/3/27	11/2/2020	1,985,000	1,931,756	1,970,113
Quantum Health, Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 12/22/27	12/18/2020	1,496,250	1,473,975	1,488,769

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business (continued)
Eliassen Group, Senior Secured Initial Term B Loan, 4.38% (Libor + 4.25%), maturity 11/5/24	10/19/2018	$1,479,992	$1,475,717	$1,479,992
Insight Global, Senior Secured Initial Term Loan, 6.75% (Libor + 6.00%), maturity 9/22/28(i)	9/22/2021	1,500,000	1,467,316	1,470,000
OSG Billing Services, Senior Secured Term B Loan (First Lien), 5.50% (Libor + 4.50%), maturity 3/27/24	3/26/2018	1,448,141	1,445,248	1,437,280
Epic Staffing Group, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 2/5/27(i)	2/3/2021	1,250,473	1,220,773	1,244,221
First Advantage, Senior Secured Term B-1 Loan (First Lien), 2.88% (Libor + 2.75%), maturity 1/31/27(i)	1/23/2020	1,100,312	1,088,542	1,101,039
eResearch (ERT), Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 2/4/27(i)	12/1/2020	992,469	992,469	998,689
WCG, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 1/8/27(i)	12/13/2019	987,500	979,406	992,869
Divisions Maintenance Group, Senior Secured Term B Loan, 5.50% (Libor + 4.75%), maturity 5/27/28	5/21/2021	1,000,000	990,300	992,500
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.13% (Libor + 4.00%), maturity 8/14/26	8/14/2019	980,000	978,042	955,500
Diversified, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/23/23	4/19/2019	899,347	895,564	890,353
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 6/3/26	10/31/2019	539,719	536,864	539,719
ImageFirst, Senior Secured Initial Term Loan, 5.25% (Libor + 4.50%), maturity 4/27/28(i)	4/26/2021	526,023	523,105	527,338
Therma Holdings, Senior Secured Term Loan, 4.50% (Libor + 3.75%), maturity 12/16/27(i)	9/29/2021	500,000	498,750	501,250
System One, Senior Secured Initial Term Loan, 5.25% (Libor + 4.50%), maturity 3/2/28	1/28/2021	498,867	496,517	497,620
Therma Holdings, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/16/27(i)	12/11/2020	416,210	412,166	416,210
Insight Global, Senior Secured Initial Revolving Loan, 6.75% (Libor + 6.00%), maturity 9/22/27(i)	9/23/2021	-	-	-

High Tech Industries
Qlik, Senior Secured 2021 Refinancing Term Loan, 4.13% (Libor + 4.00%), maturity 4/26/24(i)	3/29/2019	3,910,450	3,894,625	3,914,238
Netsmart, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/1/27(i)	9/29/2020	3,482,500	3,468,906	3,500,426
Masergy, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/16/24(i)	12/14/2016	3,428,571	3,423,218	3,428,571
Jaggaer, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 8/14/26(i)	8/9/2019	3,099,006	3,095,040	3,101,503
Ivanti Software, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 12/1/27(i)	11/20/2020	2,985,000	2,946,264	2,997,986
Infogroup, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 4/3/23	3/28/2017	2,867,393	2,855,087	2,845,888
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27(i)	12/11/2020	2,638,937	2,613,470	2,650,250
Idera, Senior Secured Term B-1 Loan (First Lien), 4.50% (Libor + 3.75%), maturity 3/2/28(i)	6/27/2017	2,605,864	2,604,928	2,608,756
Precisely, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 4/24/28(i)	3/19/2021	2,500,000	2,487,800	2,500,181
Flexera Software, Senior Secured Term B-1 Loan (First Lien), 4.50% (Libor + 3.75%), maturity 3/3/28(i)	2/16/2020	2,396,779	2,396,779	2,402,554
ECi Software, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/9/27(i)	9/17/2020	1,985,000	1,977,294	1,988,468
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 3.63% (Libor + 3.50%), maturity 3/5/27(i)(o)	1/16/2020	1,975,009	1,877,720	1,966,904
QuickBase, Senior Secured Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 4/2/26	3/29/2019	1,955,000	1,948,442	1,945,225
Intermedia , Senior Secured New Term Loan (First Lien), 7.00% (Libor + 6.00%), maturity 7/21/25	7/13/2018	1,945,000	1,935,554	1,910,963
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 4/18/25(i)	5/25/2018	1,645,554	1,652,358	1,646,658
OEConnection, Senior Secured Initial Term Loan, 4.13% (Libor + 4.00%), maturity 9/25/26	9/24/2019	1,611,776	1,606,427	1,603,718
Navex Global, Senior Secured Initial Term Loan (First Lien), 3.38% (Libor + 3.25%), maturity 9/5/25(i)	8/15/2018	1,455,000	1,444,951	1,446,365
Infoblox, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 12/1/27(i)	10/7/2020	997,500	993,196	1,000,574
Mediaocean, Senior Secured 2021 Incremental Term Loan, 4.13% (Libor + 4.00%), maturity 8/18/25(i)	8/2/2021	1,000,000	997,500	997,500
Barracuda, Senior Secured 2020 Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/12/25(i)	3/2/2018	990,000	990,000	993,988
SmartBear, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.25%), maturity 3/3/28	11/20/2020	997,500	987,800	992,513
Imperva, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/12/26(i)	9/23/2020	988,624	980,785	991,371
Veracode, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 11/5/27	10/30/2020	995,000	986,318	990,025
Unison, Unitranche, 8.00% (Libor + 7.00%), maturity 6/25/26	6/25/2020	987,500	966,850	987,500
Insurity, Senior Secured Closing Date Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 7/31/26(i)	7/18/2019	982,999	979,388	983,079
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 12/2/22	5/2/2018	819,386	816,986	815,290
Cloudera, Senior Secured Term Loan, 4.25% (Libor + 3.75%), maturity 8/10/28(i)	8/10/2021	500,000	495,000	495,000
HelpSystems, Senior Secured Seventh Amendment Refinancing Loan (First Lien), 4.75% (Libor + 4.00%), maturity 11/19/26(i)	12/19/2019	492,500	491,492	494,013
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 4.00%), maturity 10/16/26(i)	3/13/2020	492,500	469,417	493,184
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 12/15/23(i)	12/14/2016	476,158	475,272	476,158

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured 2021-1 Refinancing Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/15/25(i)	12/12/2018	3,890,450	3,843,668	3,898,897
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/30/24	5/11/2017	3,361,813	3,353,691	3,269,363
DuBois Chemicals, Senior Secured Term Loan (Second Lien) - 2019, 8.63% (Libor + 8.50%), maturity 9/30/27	10/8/2019	3,000,000	2,973,785	2,985,000
Vertellus, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 12/22/27	12/18/2020	2,979,750	2,906,250	2,964,851
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 1/31/25(i)	1/26/2018	2,634,450	2,641,017	2,582,011
Unifrax, Senior Secured USD Term Loan (First Lien), 3.88% (Libor + 3.75%), maturity 12/12/25(i)	11/5/2018	2,432,469	2,413,505	2,406,281
Boyd Corp, Senior Secured Initial Loan (Second Lien), 6.88% (Libor + 6.75%), maturity 9/6/26(i)	8/16/2018	2,000,000	2,001,744	1,997,471
Meridian Adhesives Group, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 7/24/28	7/16/2021	2,000,000	1,980,150	1,985,000
Q Holding, Senior Secured Term B Loan (2019), 6.00% (Libor + 5.00%), maturity 12/29/23	8/20/2019	1,960,000	1,953,268	1,937,950
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.63% (Libor + 4.50%), maturity 9/30/26	10/8/2019	1,781,888	1,748,755	1,772,979
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/31/25(i)	3/22/2018	965,000	962,289	960,085
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 10/28/24(i)	11/30/2018	969,773	958,504	952,896
Polytek, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 9/20/24	12/23/2020	496,254	491,404	495,013
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 3.63% (Libor + 3.50%), maturity 9/6/25(i)	11/7/2018	493,639	465,229	487,882
Vertellus, Senior Secured Revolving Credit Loan, 7.00% (Libor + 6.00%), maturity 12/22/25	12/18/2020	-	(12,156)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 7/26/24	10/1/2019	$5,235,562	$5,192,995	$5,196,295
HDT Global, Senior Secured Initial Term Loan, 6.50% (Libor + 5.75%), maturity 7/8/27	6/30/2021	3,456,250	3,351,250	3,430,328
StandardAero, Senior Secured 2020 Term B-1 Loan, 3.63% (Libor + 3.50%), maturity 4/6/26(i)	1/24/2019	3,279,521	3,272,196	3,213,697
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 4/30/26	5/10/2018	2,000,000	2,007,340	1,935,000
Whitcraft, Unitranche, 7.00% (Libor + 6.00%), maturity 4/3/23	3/6/2020	1,967,412	1,959,383	1,923,145
StandardAero, Senior Secured 2020 Term B-2 Loan, 3.63% (Libor + 3.50%), maturity 4/6/26(i)	1/24/2019	1,763,183	1,759,245	1,727,794
Eton, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 5/1/25(i)	2/5/2020	1,486,177	1,481,953	1,486,177
Tronair, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%) cash, 0.50% PIK, maturity 9/8/23	9/30/2016	1,370,407	1,367,238	1,293,664
Amentum, Senior Secured Tranche 2 Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 1/29/27(i)	10/29/2020	995,000	977,784	1,005,282
Peraton, Senior Secured Term B Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/1/28(i)	2/23/2021	995,000	990,300	997,610
Amentum, Senior Secured Tranche 1 Term Loan (First Lien), 3.63% (Libor + 3.50%), maturity 1/29/27(i)	1/24/2020	987,500	961,261	988,722
API Technologies, Senior Secured Initial Term Loan (First Lien), 4.38% (Libor + 4.25%), maturity 5/9/26(i)	1/15/2020	982,412	957,941	957,063
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/30/25(i)	7/18/2019	489,105	487,248	476,607
Novaria Group, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 1/27/27	1/24/2020	481,818	477,777	466,159

Banking, Finance, Insurance & Real Estate
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 3/18/27(i)	2/6/2020	2,469,063	2,455,373	2,469,539
American Beacon Advisors, Senior Secured Tranche D Term Loan (Second Lien), 9.00% (Libor + 8.00%), maturity 4/30/25	10/31/2017	2,117,133	2,122,223	2,117,133
Confluence, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 7/31/28(i)	7/22/2021	2,000,000	1,990,000	1,997,500
Kestra Financial, Senior Secured Initial Term Loan, 4.38% (Libor + 4.25%), maturity 6/3/26(i)	4/29/2019	1,960,000	1,946,087	1,958,835
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%), maturity 10/31/22	10/9/2015	1,937,653	1,934,907	1,889,212
Orion, Senior Secured 2021 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 9/24/27(i)	8/4/2020	1,488,769	1,473,769	1,492,116
EPIC Insurance, Unitranche, 6.00% (Libor + 5.25%), maturity 9/30/28(i)	8/27/2021	1,500,000	1,470,000	1,470,000
Advisor Group, Senior Secured Term B-1 Loan, 4.63% (Libor + 4.50%), maturity 7/31/26(i)	1/31/2020	1,032,059	1,026,793	1,035,151
LERETA, Senior Secured Initial Term Loan, 6.00% (Libor + 5.25%), maturity 7/30/28	7/27/2021	1,000,000	990,000	995,000
SIAA, Unitranche, 7.25% (Libor + 6.25%), maturity 4/28/28	4/21/2021	1,000,000	981,704	992,500
Mitchell International, Senior Secured Amendment No. 2 New Term Loan Facility (First Lien), 4.75% (Libor + 4.25%), maturity 11/29/24(i)	7/6/2020	990,000	944,203	990,000
Sedgwick Claims, Senior Secured Initial Term Loan, 3.38% (Libor + 3.25%), maturity 12/31/25(i)	2/12/2020	491,162	490,660	487,857
EPIC Insurance, Senior Secured Revolving Loan, 6.00% (Libor + 5.25%), maturity 9/30/27(i)	8/27/2021	-	-	-

Containers, Packaging & Glass
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 7/18/26	7/17/2019	2,887,062	2,875,132	2,872,627
Resource Label Group, Senior Secured Closing Date Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 7/7/28(i)	7/2/2021	1,632,911	1,623,663	1,637,324
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 3/3/28(i)	1/29/2021	1,611,238	1,603,757	1,604,610
Potters Industries, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/14/27(i)	11/19/2020	1,492,500	1,479,588	1,496,231
Technimark, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 7/7/28(i)	6/30/2021	1,496,250	1,488,900	1,493,537
Tekni-Plex, Senior Secured Tranche B-3 Initial Term Loan, 4.50% (Libor + 4.00%), maturity 9/15/28(i)	7/29/2021	1,000,000	997,500	1,002,500
Lacerta, Senior Secured Term Loan, 6.25% (Libor + 5.50%), maturity 12/30/26	2/8/2021	992,500	982,500	990,019
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 7/31/26(i)	7/25/2019	982,500	980,733	984,766
Tank Holding, Senior Secured 2020 Refinancing Term Loan (First Lien), 3.63% (Libor + 3.50%), maturity 3/26/26(i)	3/21/2019	980,000	977,014	977,241
Pregis Corporation, Senior Secured Third Amendment Refinancing Term Loan (First Lien), 4.50% (Libor + 4.00%), maturity 7/31/26	12/9/2020	500,000	497,848	496,250
Applied Adhesives, Senior Secured Term A Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	3/12/2021	497,500	491,941	495,013
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 7.00% (Libor + 6.00%), maturity 5/12/22(i)	7/7/2017	465,186	464,773	465,186
Applied Adhesives, Senior Secured Revolving Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	3/12/2021	26,311	25,600	26,180

Services: Consumer
A Place For Mom, Senior Secured Term Loan, 4.75% (Libor + 3.75%), maturity 8/10/24	7/28/2017	2,618,412	2,618,133	2,598,774
Weld North, Senior Secured 2020 Term Loan, 4.75% (Libor + 4.00%), maturity 12/21/27(i)	12/21/2020	2,426,531	2,426,531	2,433,586
LegalShield, Senior Secured Initial Term Loan (First Lien), 3.38% (Libor + 3.25%), maturity 5/1/25(i)	11/21/2018	1,927,000	1,918,180	1,922,379
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 3.13% (Libor + 3.00%), maturity 5/14/26(i)	5/8/2019	1,532,172	1,529,651	1,529,245
Ned Stevens, Senior Secured Term A Loan, 6.75% (Libor + 5.75%), maturity 9/30/25(j)	9/30/2019	1,421,211	1,402,976	1,417,658
Teaching Strategies, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.25%), maturity 8/31/28(i)	8/19/2021	1,000,000	990,000	997,500
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 8/19/27(i)	8/14/2020	990,025	981,503	993,165
Spring Education, Senior Secured Initial Term Loan (First Lien), 4.38% (Libor + 4.25%), maturity 7/30/25(i)	7/26/2018	970,000	968,532	944,870
LegalShield, Senior Secured New Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/1/25	9/11/2020	495,000	488,430	492,525
StubHub, Senior Secured USD Term B Loan, 3.63% (Libor + 3.50%), maturity 2/12/27(i)	1/31/2020	491,250	489,243	481,250
Ned Stevens, Senior Secured Revolving Loan, 5.75% (Libor + 4.75%), maturity 9/30/25(j)	9/30/2019	-	(2,614)	-

Transportation: Cargo
Evans Network, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 8/19/28(i)	8/6/2021	3,673,469	3,633,469	3,659,694
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 10/12/24(i)	11/20/2018	3,581,120	3,578,151	3,544,454
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	11/12/2020	1,985,000	1,965,991	1,980,038
Worldwide Express, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 7/26/28(i)	7/23/2021	1,500,000	1,488,750	1,506,666

Construction & Building
Tangent, Senior Secured Closing Date Term Loan (First Lien), 4.88% (Libor + 4.75%), maturity 11/30/24	10/2/2019	1,797,413	1,787,360	1,792,920
PlayPower, Senior Secured Initial Term Loan, 5.63% (Libor + 5.50%), maturity 5/8/26	5/10/2019	1,761,778	1,761,778	1,704,520
PlayCore, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 9/29/25	2/7/2020	1,500,000	1,473,840	1,496,250
DiversiTech Corporation, Senior Secured Tranche B-2 Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 12/2/24(i)	2/23/2018	1,448,494	1,440,951	1,450,064
Aegion, Senior Secured Initial Term Loan, 5.50% (Libor + 4.75%), maturity 5/17/28	4/1/2021	1,000,000	995,150	997,500
PlayCore, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 9/30/24(i)	9/18/2017	959,423	958,097	957,154
CHI Overhead Doors, Senior Secured Third Amendment Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 7/31/25(i)	7/28/2015	617,298	617,619	618,601
DiversiTech Corporation, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 6/2/25	2/5/2020	500,000	491,687	500,000
Acuren, Senior Secured Initial Term Loan, 4.13% (Libor + 4.00%), maturity 1/23/27(i)	1/17/2020	479,999	477,992	481,726
Hoffman Southwest, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/14/23	5/16/2019	446,460	446,317	440,879

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):
Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 3.88% (Libor + 3.75%), maturity 9/30/24(i)	4/20/2018	$2,037,185	$2,037,185	$1,992,319
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/1/25(i)	2/19/2020	1,500,000	1,481,935	1,504,755
Edward Don, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/2/25	6/26/2018	1,370,943	1,367,622	1,302,395
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/31/28(i)	3/17/2021	1,179,520	1,176,872	1,179,901
Cole-Parmer, Senior Secured Term B-1 Loan (First Lien), 3.88% (Libor + 3.75%), maturity 11/4/26(i)	10/29/2019	985,000	981,755	986,121
TriMark, Senior Secured Initial Term Loan (First Lien), 3.63% (Libor + 3.50%), maturity 8/28/24	6/13/2018	975,988	899,104	595,353
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 6.63% (Libor + 6.50%), maturity 10/1/26	2/11/2020	500,000	503,133	498,750
Infinite Electronics, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/2/28	2/24/2021	498,750	497,575	496,256
Duravant, Senior Secured Incremental Amendment No. 5 Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 5/19/28(i)	3/5/2020	492,424	492,424	492,715
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/2/24(i)	10/24/2018	484,887	487,447	487,131
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/31/28(i)	7/27/2021	145,469	145,469	145,516

Automotive
Highline, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 11/9/27(i)	10/29/2020	2,856,477	2,788,689	2,867,352
Rough Country, Senior Secured Term Loan B, 4.25% (Libor + 3.50%), maturity 7/28/28	7/26/2021	2,000,000	1,995,000	1,985,000
Truck Hero, Senior Secured Initial Term Loan, 4.00% (Libor + 3.25%), maturity 1/31/28(i)	1/20/2021	1,492,500	1,492,500	1,490,342
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 2/3/25	11/28/2018	970,000	952,451	962,725
IXS, Senior Secured Initial Term Loan, 5.00% (Libor + 4.25%), maturity 3/5/27(i)	2/27/2020	796,490	794,425	795,879
Wheel Pros, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 5/11/28(i)	4/23/2021	500,000	495,300	500,489
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 7.75% (Libor + 6.75%), maturity 2/2/26	2/7/2020	500,000	490,968	496,250

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 3/20/25	3/16/2018	3,859,581	3,860,102	3,820,986
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/22	9/2/2015	1,880,184	1,872,587	1,819,078
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	6/14/2016	1,428,589	1,428,954	1,396,446

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 6/8/28(i)	6/8/2021	2,200,022	2,200,022	2,207,071
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 8/25/25	8/22/2018	1,940,000	1,934,789	1,915,750
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 6/9/28	6/7/2021	1,500,000	1,488,900	1,488,750
Monogram Foods, Senior Secured Cov-Lite Term Loan B, 4.50% (Libor + 4.00%), maturity 8/31/28	8/13/2021	997,500	987,500	990,019

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/21/23(i)	11/9/2016	2,400,069	2,394,883	2,314,317
Loparex, Senior Secured Initial Term Loan (First Lien), 4.63% (Libor + 4.50%), maturity 7/31/26	7/29/2019	1,470,000	1,459,156	1,466,325
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.50% (Libor + 9.50%), maturity 11/21/24	2/7/2020	1,250,000	1,250,000	1,209,375

Consumer Goods: Non-durable
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23	11/2/2016	2,087,472	2,079,793	2,035,285
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.50%), maturity 9/11/23	9/29/2016	1,898,373	1,892,117	1,879,389
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24(i)	10/17/2018	969,803	974,281	953,397

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%) PIK, maturity 12/20/24	12/20/2016	2,129,402	2,122,728	1,362,818
Northstar, Senior Secured Term Loan, 6.75% (Libor + 6.25%) cash, 1.00% PIK, maturity 6/7/24	5/8/2017	1,373,356	1,373,356	1,328,722

Environmental Industries
Denali Water Solutions, Senior Secured Closing Date Term Loan, 5.00% (Libor + 4.25%), maturity 3/27/28	3/18/2021	1,995,000	1,975,000	1,972,556
Culligan, Senior Secured Initial Term B Loan, 4.50% (Libor + 4.00%), maturity 7/31/28(i)	6/17/2021	500,000	497,500	502,301

Telecommunications
ORBCOMM, Senior Secured Closing Date Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 9/1/28(i)	6/17/2021	1,000,000	995,000	1,000,845

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 3/28/25	6/15/2021	994,845	989,933	989,871

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22	8/16/2019	939,483	938,954	920,694

Hotel, Gaming & Leisure
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	10/19/2016	1,119,231	1,114,576	895,385

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.38% (Libor + 4.25%), maturity 8/31/26(i)	8/2/2019	528,047	524,160	527,913

Consumer Goods: Durable
Careismatic Brands, Senior Secured Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 1/6/28(i)	1/22/2021	498,750	497,575	498,480

Total Bank Loans			$364,195,915	$362,965,687

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2021

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.1%)(g)(h):

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $251,476)(j)(k)(l)(m)	9/30/2019		$261,438	$251,476

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A units, Fair value of $169,327)(k)(m)(p)	12/22/2020		165,138	169,327

Healthcare & Pharmaceuticals
Alpaca, Class A Units (45,746 Class A Units, Fair value of $54,970)(j)(k)(m)(n)	4/19/2019		80,512	54,970

Total Equity and Preferred Shares			$507,088	$475,773

Total Portfolio Investments(r)			$364,703,003	$363,441,460

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Investment is non-income producing.
(l)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(m)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(n)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(p)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.
(r)	At September 30, 2021, the cost of investments for income tax purposes was $364,703,003, the gross unrealized depreciation for federal tax purposes was $3,082,368, the gross unrealized appreciation for federal income tax purposes was $1,820,825, and the net unrealized depreciation was $1,261,543.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (99.3%)(g)(h):

Healthcare & Pharmaceuticals
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	6/26/2019	$4,188,729	$4,154,267	$4,188,728
Radiology Partners, Senior Secured Term B Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/25(i)	6/28/2018	4,215,792	4,347,260	4,176,926
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/1/24	1/10/2019	3,918,622	3,904,639	3,879,434
Young, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/7/24	11/6/2017	3,794,840	3,786,074	3,737,916
Confluent Health, Senior Secured Initial Term Loan, 5.24% (Libor + 5.00%), maturity 6/24/26	6/24/2019	3,453,734	3,424,590	3,453,733
Specialty Care, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 9/1/23	8/23/2017	3,308,843	3,311,499	3,308,842
Zest Dental, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 3/14/25(i)	5/30/2018	3,247,592	3,264,389	3,125,437
Veritext, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 8/1/25(i)	8/14/2018	3,153,327	3,139,037	3,090,261
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 6.50% (Libor + 5.50%), maturity 8/18/23	8/18/2016	2,880,590	2,864,047	2,786,971
Packaging Coordinators, Senior Secured Term B Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/30/27(i)	9/25/2020	2,500,000	2,490,762	2,511,458
Waystar, Senior Secured Term Loan B, 4.24% (Libor + 4.00%), maturity 10/22/26	9/19/2019	2,481,250	2,472,081	2,462,641
MedRisk, Senior Secured Initial Term Loan (First Lien), 2.99% (Libor + 2.75%), maturity 12/27/24	1/31/2018	2,425,000	2,429,293	2,425,000
Eating Recovery Center, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 9/23/24	10/26/2017	2,421,519	2,404,861	2,409,412
OB Hospitalist Group, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/1/24	8/8/2017	2,316,088	2,307,504	2,316,088
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 7/10/25	8/15/2018	2,306,194	2,312,549	2,306,194
PharMedQuest, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 10/31/24(j)	11/6/2019	2,298,398	2,272,767	2,298,398
MedRisk, Senior Secured Initial Loan (Second Lien), 6.99% (Libor + 6.75%), maturity 12/29/25	12/18/2018	2,100,000	2,078,820	2,100,000
Press Ganey, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 7/24/26(i)	7/23/2019	1,975,000	1,968,810	1,967,793
Zelis RedCard, Senior Secured Initial Term Loan, 4.99% (Libor + 4.75%), maturity 9/30/26(i)	9/27/2019	1,945,092	1,931,721	1,955,747
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 4.74% (Libor + 4.50%), maturity 12/22/25	12/19/2018	1,960,000	1,946,588	1,937,950
CareCentrix, Senior Secured Initial Term Loan, 4.74% (Libor + 4.50%), maturity 4/3/25(i)	4/2/2018	1,862,500	1,856,296	1,831,763
Alpaca, Senior Secured Term Loan, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	4/19/2019	1,657,302	1,636,678	1,591,010
Symplr, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 12/22/27(i)	11/23/2020	1,500,000	1,477,500	1,488,750
Upstream Rehabilitation, Senior Secured Term Loan, 4.74% (Libor + 4.50%), maturity 11/20/26(i)	10/24/2019	1,488,750	1,486,743	1,473,863
CPS, Unitranche, 6.50% (Libor + 5.50%), maturity 2/28/25(j)	3/1/2019	1,477,608	1,461,164	1,444,361
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24(j)	7/15/2019	1,469,147	1,463,066	1,436,091
Allied Benefit Systems, Senior Secured Term Loan B, 5.50% (Libor + 4.75%), maturity 11/18/26	10/21/2020	1,000,000	985,273	992,500
Ensemble, Senior Secured Closing Date Term Loan, 3.99% (Libor + 3.75%), maturity 8/3/26(i)	7/24/2019	987,500	983,378	990,414
Athena, Senior Secured Term B Loan (First Lien), 4.74% (Libor + 4.50%), maturity 2/11/26(i)	9/18/2019	987,443	979,417	989,278
Veritext, Senior Secured Initial Term Loan (Second Lien), 7.24% (Libor + 7.00%), maturity 7/31/26	8/14/2018	1,000,000	996,131	987,500
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.50% (Libor + 5.50%), maturity 5/9/25	5/4/2018	977,423	967,355	955,431
Alcami, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 7/14/25	7/12/2018	977,500	974,068	945,731
Dermatologists of Central States, Senior Secured Term Loan, 8.00% (Libor + 7.00%), maturity 4/20/22(j)	3/12/2020	967,378	967,378	935,938
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/10/23(i)	6/28/2016	912,467	915,992	902,122
Specialty Care, Senior Secured Initial Term Loan (Second Lien), 9.25% (Libor + 8.25%), maturity 9/1/24	3/19/2018	850,000	844,525	850,000
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 7/24/26(i)	10/1/2020	500,000	495,149	498,750
Waystar, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/22/26	9/15/2020	498,750	497,500	495,009
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/6/25	2/27/2017	430,606	430,014	430,606
Alpaca, Senior Secured Revolver, 7.75% (Libor + 6.75%), maturity 4/19/24(j)	9/30/2019	232,967	229,084	223,648
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	6/26/2019	114,286	106,667	114,286
Stepping Stones, Senior Secured COVID-19 Revolving Loan, 6.75% (Libor + 5.75%), maturity 6/30/21(j)	11/5/2020	30,537	30,537	29,850

High Tech Industries
Qlik, Senior Secured 2019 Incremental Term Loan, 4.49% (Libor + 4.25%), maturity 4/26/24	3/29/2019	3,940,000	3,919,979	3,910,450
Netsmart, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/1/27(i)	9/29/2020	3,500,000	3,484,841	3,513,749
Masergy, Senior Secured Initial Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/16/24	12/14/2016	3,428,571	3,421,842	3,428,571
Syncsort, Senior Secured 2018 Refinancing Term Loan (First Lien), 6.49% (Libor + 6.25%), maturity 8/16/24(i)	9/11/2017	3,387,038	3,367,343	3,385,883
Jaggaer, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 8/14/26(i)	8/9/2019	3,122,723	3,118,268	3,128,371
Ivanti Software, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 12/1/27(i)	11/20/2020	3,000,000	2,955,819	3,009,205
EverCommerce, Senior Secured Initial Term Loan, 5.74% (Libor + 5.50%), maturity 8/23/25	8/19/2019	2,978,453	2,920,009	2,978,453
Infogroup, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 4/3/23(i)	3/28/2017	2,889,912	2,872,270	2,737,616
Idera, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 6/28/24(i)	6/27/2017	2,618,959	2,617,482	2,622,683
ECi Software, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/9/27(i)	9/17/2020	2,000,000	1,991,387	2,004,324
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 3/5/27(i)(q)	1/16/2020	1,990,000	1,878,212	1,983,324
Flexera Software, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 2/26/25(i)	1/25/2018	1,945,000	1,950,930	1,953,467
QuickBase, Senior Secured Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 4/2/26	3/29/2019	1,970,000	1,962,273	1,950,300
Intermedia , Senior Secured New Term Loan (First Lien), 7.00% (Libor + 6.00%), maturity 7/21/25	7/13/2018	1,960,000	1,948,624	1,945,300
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27(i)	12/11/2020	1,750,000	1,732,500	1,750,000
GlobalLogic, Senior Secured Initial Term Loan, 2.99% (Libor + 2.75%), maturity 8/1/25	7/27/2018	1,715,313	1,708,011	1,702,448
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 4/18/25(i)	5/25/2018	1,706,250	1,714,482	1,693,453
OEConnection, Senior Secured Initial Term Loan, 4.24% (Libor + 4.00%), maturity 9/25/26	9/24/2019	1,617,452	1,611,336	1,609,365
Liaison, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 12/20/26	12/13/2019	1,485,000	1,481,489	1,485,000
Navex Global, Senior Secured Initial Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 9/5/25(i)	8/15/2018	1,466,250	1,454,411	1,448,683
Corsair, Senior Secured Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 8/28/24	3/29/2018	1,386,885	1,377,896	1,386,885

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

High Tech Industries (continued)

Infoblox, Senior Secured Term Loan, 4.50% (Libor + 3.75%), maturity 12/1/27(i)	10/7/2020	$1,000,000	$995,091	$1,002,861
SmartBear, Senior Secured Term Loan, 4.75% (Libor + 4.25%), maturity 11/20/27(i)	11/20/2020	1,000,000	990,000	1,000,000
Imperva, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/12/26(i)	9/23/2020	996,209	987,170	999,433
Barracuda, Senior Secured 2020 Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/12/25(i)	3/2/2018	997,500	997,500	999,242
Veracode, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 11/5/27	10/30/2020	1,000,000	990,167	992,500
Unison, Senior Secured 2020 Term Loan, 8.00% (Libor + 7.00%), maturity 6/25/26(j)	6/25/2020	995,000	971,706	990,025
Insurity, Senior Secured Closing Date Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 7/31/26(i)	7/18/2019	990,000	985,877	978,863
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 12/2/22	5/2/2018	825,760	822,759	815,438
Sparta, Senior Secured New Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 8/21/24(i)	8/11/2017	787,901	788,125	787,901
Global Knowledge, Senior Secured Initial Term Loan (Second Lien), 13.25% (Libor + 12.25%), maturity 1/20/22(i)(m)	9/10/2015	1,000,000	997,516	600,000
Idera, Senior Secured Loan (Second Lien), 10.00% (Libor + 9.00%), maturity 6/28/27	2/10/2020	500,000	504,610	500,000
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 4.00%), maturity 10/16/26(i)	3/13/2020	496,250	469,743	497,274
HelpSystems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/19/26(i)	12/19/2019	496,250	495,095	496,786
Masergy, Senior Secured 2017 Replacement Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 12/15/23	12/14/2016	479,908	478,749	479,908
MultiPlan, Senior Secured Initial Term Loan, 3.75% (Libor + 2.75%), maturity 6/7/23(i)	12/12/2018	431,919	428,247	431,919
Endurance Int'l Group, Senior Secured Refinancing Loan (2018), 4.75% (Libor + 3.75%), maturity 2/9/23(i)	6/8/2017	386,371	385,875	386,675

Services: Business
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/23/25	9/26/2019	3,950,000	3,919,209	3,940,125
RevSpring, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 10/11/25	10/5/2018	3,920,000	3,916,337	3,880,800
Addison, Senior Secured Initial Term Loan, 4.99% (Libor + 4.75%), maturity 4/15/26	4/4/2019	2,955,000	2,910,360	2,947,613
Fleetwash, Senior Secured Incremental Term Loan, 5.75% (Libor + 4.75%), maturity 10/1/24	9/25/2018	2,932,838	2,913,011	2,918,173
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.99% (Libor + 3.75%), maturity 2/9/26(i)	1/16/2019	2,954,981	2,937,415	2,900,853
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 3.99% (Libor + 3.75%), maturity 2/2/26(i)	1/17/2019	2,952,625	2,944,493	2,812,180
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/9/27(i)	3/6/2020	2,487,500	2,464,451	2,505,517
Allied Universal, Senior Secured Initial Term Loan, 4.49% (Libor + 4.25%), maturity 7/10/26(i)	6/27/2019	2,466,122	2,450,635	2,468,305
HireRight, Senior Secured Initial Term Loan (Second Lien), 7.49% (Libor + 7.25%), maturity 7/10/26	7/2/2018	2,500,000	2,482,759	2,462,500
Newport Group, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 9/12/25(i)	8/9/2018	2,446,206	2,435,371	2,391,166
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 6/19/24	6/30/2017	2,369,662	2,369,662	2,343,003
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/10/25	2/6/2018	2,335,958	2,331,487	2,335,958
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	10/23/2020	2,030,769	2,005,370	2,015,538
Veregy, Senior Secured Incremental Term Loan, 7.00% (Libor + 6.00%), maturity 11/3/27(i)	11/2/2020	2,000,000	1,940,783	1,980,000
Eliassen Group, Senior Secured Initial Term B Loan, 4.49% (Libor + 4.25%), maturity 11/5/24	10/19/2018	1,485,620	1,480,402	1,485,620
First Advantage, Senior Secured Term Facility (First Lien), 3.49% (Libor + 3.25%), maturity 1/31/27(i)	1/23/2020	1,493,747	1,480,164	1,481,489
Quantum Health, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 5.00%), maturity 12/22/27(i)	12/18/2020	1,500,000	1,477,500	1,477,500
OSG Billing Services, Senior Secured Term B Loan (First Lien), 5.50% (Libor + 4.50%), maturity 3/27/24	3/26/2018	1,459,391	1,455,728	1,442,973
DBi Services, Senior Secured Term B Loan (Second Lien), 9.00% PIK, maturity 2/2/26	3/26/2019	1,379,149	1,379,149	1,379,149
WCG, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/8/27(i)	12/13/2019	995,000	985,758	1,000,060
Diversified, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/23/23	4/19/2019	982,575	977,610	980,119
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.24% (Libor + 4.00%), maturity 8/14/26	8/14/2019	987,500	985,288	970,219
eResearch (ERT), Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 2/4/27(i)	12/1/2020	498,747	498,747	498,231
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 6/3/26	10/31/2019	493,734	490,417	493,734
Therma Holdings, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/16/27(i)	12/11/2020	419,355	415,161	419,355

Chemicals, Plastics & Rubber
Plaskolite, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/15/25(i)	12/12/2018	3,920,000	3,865,981	3,919,776
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/30/24	5/11/2017	3,392,624	3,382,274	3,316,290
DuBois Chemicals, Senior Secured Term Loan (Second Lien), 8.74% (Libor + 8.50%), maturity 9/30/27	10/8/2019	3,000,000	2,969,107	2,977,500
Vertellus, Senior Secured Term Loan Facility, 7.00% (Libor + 6.00%), maturity 12/21/27(i)	12/18/2020	3,000,000	2,925,000	2,925,000
Universal Fiber Systems, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 10/4/21	10/9/2015	2,731,078	2,728,788	2,642,318
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 1/31/25(i)	1/26/2018	2,654,925	2,662,649	2,533,273
Unifrax, Senior Secured USD Term Loan (First Lien), 3.99% (Libor + 3.75%), maturity 12/12/25(i)	11/5/2018	2,451,228	2,431,275	2,272,229
Boyd Corp, Senior Secured Initial Loan (Second Lien), 6.99% (Libor + 6.75%), maturity 9/6/26	8/16/2018	2,000,000	2,001,952	1,980,000
Q Holding, Senior Secured Term B Loan (2019), 6.00% (Libor + 5.00%), maturity 12/31/23	8/20/2019	1,975,000	1,967,237	1,925,625
Zep, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 8/12/24(i)	8/11/2017	1,936,212	1,934,630	1,904,232
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.74% (Libor + 4.50%), maturity 9/30/26	10/8/2019	1,795,385	1,757,677	1,781,919
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/31/25	3/22/2018	972,500	969,266	962,775
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 10/28/24(i)	11/30/2018	977,330	963,591	933,996
Spartech, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 10/17/25	11/5/2019	823,333	812,351	823,333
Polytek, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 9/20/24(i)	12/23/2020	500,000	495,000	495,000
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 9/6/25(i)	11/7/2018	497,455	464,093	485,309
Vertellus, Senior Secured Revolving Facility, 7.00% (Libor + 6.00%), maturity 12/22/25(i)	12/18/2020	-	(12,156)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 7/26/24	10/1/2019	$5,275,326	$5,226,445	$5,248,949
StandardAero, Senior Secured 2020 Term B-1 Loan, 3.74% (Libor + 3.50%), maturity 4/6/26(i)	1/24/2019	3,304,620	3,295,719	3,180,284
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 4/30/26	5/10/2018	2,000,000	2,008,327	1,945,000
Whitcraft, Unitranche, 7.00% (Libor + 6.00%), maturity 4/3/23	3/6/2020	1,982,452	1,973,233	1,942,803
StandardAero, Senior Secured 2020 Term B-2 Loan, 3.74% (Libor + 3.50%), maturity 4/6/26(i)	1/24/2019	1,776,677	1,771,892	1,709,830
Tronair, Senior Secured Initial Term Loan (First Lien), 4.99% (Libor + 4.75%), maturity 9/8/23	9/30/2016	1,441,086	1,436,497	1,305,624
Amentum, Senior Secured Tranche 2 Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 1/29/27(i)	10/29/2020	1,000,000	980,364	1,010,710
Eton, Senior Secured Initial Term Loan (First Lien), 4.74% (Libor + 4.50%), maturity 5/1/25(i)	2/5/2020	993,645	990,088	997,154
Amentum, Senior Secured Tranche 1 Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 1/29/27(i)	1/24/2020	995,000	964,975	995,630
API Technologies, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 5/9/26	1/15/2020	989,950	962,144	978,813
Eton, Senior Secured Initial Term Loan (Second Lien), 8.24% (Libor + 8.00%), maturity 5/1/26	2/5/2020	500,000	495,340	498,750
Novaria Group, Senior Secured Initial Term Loan, 6.25% (Libor + 5.25%), maturity 1/27/27	1/24/2020	481,818	477,197	477,000
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/30/25(i)	7/18/2019	492,718	490,562	464,492

Banking, Finance, Insurance & Real Estate
American Beacon Advisors, Senior Secured Tranche C Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 4/30/23	10/31/2017	2,500,000	2,506,156	2,500,000
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 3/18/27(i)	2/6/2020	2,487,768	2,472,789	2,468,652
Kestra Financial, Senior Secured Initial Term Loan, 4.49% (Libor + 4.25%), maturity 6/3/26	4/29/2019	1,975,000	1,959,039	1,970,063
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%), maturity 10/31/22	10/9/2015	1,959,163	1,941,037	1,944,469
Orion, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 9/24/27(i)	8/4/2020	1,496,250	1,481,250	1,505,340
Advisor Group, Senior Secured Initial Term B Loan, 5.24% (Libor + 5.00%), maturity 7/31/26(i)	1/31/2020	1,485,000	1,473,076	1,478,274
EPIC Insurance, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 9/6/24	10/5/2017	1,455,000	1,453,049	1,447,725
HighTower, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 1/31/25	10/14/2020	1,254,919	1,234,708	1,245,507
Mitchell International, Senior Secured Amendment No. 2 New Term Loan Facility (First Lien), 4.75% (Libor + 4.25%), maturity 11/29/24(i)	7/6/2020	997,500	945,583	1,001,159
Aperio, Senior Secured Initial Commitment, 5.24% (Libor + 5.00%), maturity 10/25/24	12/12/2018	933,889	930,413	933,889
Sedgwick Claims, Senior Secured Initial Term Loan, 3.49% (Libor + 3.25%), maturity 12/31/25(i)	2/12/2020	494,949	494,373	489,808

Services: Consumer
A Place For Mom, Senior Secured Term Loan, 4.75% (Libor + 3.75%), maturity 8/10/24	7/28/2017	2,638,868	2,638,424	2,586,091
Cambium Learning, Senior Secured Initial Term Loan (First Lien), 4.74% (Libor + 4.50%), maturity 12/18/25(i)	12/18/2018	2,449,960	2,356,145	2,449,996
Weld North, Senior Secured Term Loan B (First Lien), 4.75% (Libor + 4.00%), maturity 12/21/27(i)	12/21/2020	2,444,868	2,444,868	2,438,756
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 5/14/26(i)	5/8/2019	2,069,000	2,064,997	2,032,545
LegalShield, Senior Secured Initial Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 5/1/25(i)	11/21/2018	1,927,000	1,916,403	1,916,690
Ned Stevens, Senior Secured Term A Loan, 6.75% (Libor + 5.75%), maturity 9/30/25(j)	9/30/2019	1,501,961	1,480,069	1,486,941
Smart Start, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 8/19/27	8/14/2020	997,500	987,865	995,006
Spring Education, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 7/30/25(i)	7/26/2018	977,500	975,779	932,975
LegalShield, Senior Secured New Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/1/25	9/11/2020	498,750	491,474	495,009
StubHub, Senior Secured USD Term B Loan, 3.74% (Libor + 3.50%), maturity 2/12/27	1/31/2020	495,000	492,695	475,200
Ned Stevens, Senior Secured Revolver, 5.75% (Libor + 4.75%), maturity 9/30/25(j)	9/30/2019	-	(2,614)	-

Automotive
Mavis, Senior Secured Closing Date Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 3/20/25(i)	3/15/2018	3,829,530	3,817,514	3,788,854
Highline, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 11/9/27	10/29/2020	2,863,636	2,786,320	2,849,318
Les Schwab Tire, Senior Secured Initial Term Loan, 4.25% (Libor + 3.50%), maturity 11/2/27	10/26/2020	2,000,000	1,990,162	1,985,000
Truck Hero, Senior Secured Initial Term Loan (Second Lien), 9.25% (Libor + 8.25%), maturity 4/21/25(i)	5/23/2017	1,800,000	1,798,743	1,800,000
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 2/3/25	11/28/2018	975,849	955,515	961,212
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 7.75% (Libor + 6.75%), maturity 2/2/26	2/7/2020	500,000	489,628	492,500
IXS, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 3/5/27(i)	2/27/2020	302,710	300,050	302,710

Containers, Packaging & Glass
ProAmpac, Senior Secured 2020-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/3/25	11/2/2020	2,977,335	2,977,335	2,955,005
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.24% (Libor + 4.00%), maturity 7/18/26(i)	7/17/2019	2,909,213	2,895,839	2,880,121
Potters Industries, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/14/27(i)	11/19/2020	1,500,000	1,485,273	1,498,125
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 3.99% (Libor + 3.75%), maturity 7/31/26	7/25/2019	990,000	987,979	990,000
Tank Holding, Senior Secured 2020 Refinancing Term Loan (First Lien), 3.49% (Libor + 3.25%), maturity 3/26/26(i)	3/21/2019	987,500	984,017	972,735
Pregis Corporation, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 7/31/26(i)	12/9/2020	500,000	497,546	497,500
Berlin Packaging, Senior Secured Initial Term Loan (First Lien), 3.00% (Libor + 3.00%), maturity 11/7/25(i)	3/11/2020	494,924	474,388	490,252
TricorBraun, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 11/30/23(i)	3/26/2019	482,347	482,347	481,141
Alpha Packaging, Senior Secured Tranche B-1 Term Loan, 7.00% (Libor + 6.00%), maturity 11/12/21	7/7/2017	480,087	479,657	478,887

Capital Equipment
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 3.99% (Libor + 3.75%), maturity 9/30/24(i)	4/20/2018	2,037,185	2,037,185	1,951,145
BAS, Senior Secured Repricing Term Loan, 4.75% (Libor + 3.75%), maturity 5/21/24	11/7/2017	1,949,363	1,951,659	1,944,490
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/1/25	2/19/2020	1,500,000	1,479,256	1,496,250
Edward Don, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/2/25	6/26/2018	1,463,794	1,459,176	1,378,894
Cole-Parmer, Senior Secured Closing Date Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 11/4/26	10/29/2019	992,500	988,663	987,538
TriMark, Senior Secured Initial Term Loan (First Lien), 3.74% (Libor + 3.50%), maturity 8/28/24	6/13/2018	983,612	889,075	600,003
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 6.74% (Libor + 6.50%), maturity 10/1/26	2/11/2020	500,000	503,507	496,250
Duravant, Senior Secured Incremental Amendment No. 2 Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/19/24	3/5/2020	494,949	494,949	493,712
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/2/24	10/24/2018	488,665	491,752	486,222

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Construction & Building
PlayPower, Senior Secured Initial Term Loan, 5.74% (Libor + 5.50%), maturity 5/8/26	5/10/2019	$1,858,806	$1,858,806	$1,826,277
Tangent, Senior Secured Closing Date Term Loan (First Lien), 4.99% (Libor + 4.75%), maturity 11/30/24	10/2/2019	1,811,195	1,799,386	1,802,139
PlayCore, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 9/29/25	2/7/2020	1,500,000	1,469,821	1,488,750
DiversiTech Corporation, Senior Secured Tranche B-1 Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 6/3/24(i)	2/23/2018	1,459,711	1,450,295	1,456,062
PlayCore, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 9/30/24	9/18/2017	966,918	965,369	959,666
CHI Overhead Doors, Senior Secured Third Amendment Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 7/31/25	7/28/2015	621,975	618,961	621,975
Hoffman Southwest, Senior Secured Initial Term Loan, 6.00% (Libor + 5.00%), maturity 8/14/23	5/16/2019	517,526	515,491	513,645
DiversiTech Corporation, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 6/2/25	2/5/2020	500,000	489,906	498,750
Acuren, Senior Secured Initial Term Loan, 4.49% (Libor + 4.25%), maturity 1/23/27(i)	1/17/2020	496,250	493,945	496,809

Transportation: Cargo
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 10/12/24(i)	11/20/2018	3,608,953	3,605,359	3,551,633
Transplace, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 10/7/24(i)	4/10/2018	2,441,354	2,436,251	2,437,864
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	11/12/2020	2,000,000	1,978,572	1,985,000

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 3/20/25	3/16/2018	3,895,820	3,896,287	3,866,602
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/22	9/2/2015	1,895,184	1,881,515	1,847,805
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	6/14/2016	1,439,868	1,439,074	1,407,471

Consumer Goods: Non-durable
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23(i)	11/2/2016	2,202,584	2,191,908	2,040,686
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.25% (Libor + 5.00%), maturity 9/11/23	9/29/2016	1,906,766	1,898,262	1,885,315
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24(i)	10/17/2018	977,352	982,680	942,014

Forest Products & Paper
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/21/23(i)	11/9/2016	2,418,968	2,411,531	2,162,916
Loparex, Senior Secured Initial Term Loan (First Lien), 4.74% (Libor + 4.50%), maturity 7/31/26(i)	7/29/2019	1,481,250	1,468,881	1,470,141
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.50% (Libor + 9.50%), maturity 11/21/24	2/7/2020	1,250,000	1,250,000	1,209,375

Beverage, Food & Tobacco
Sovos Brands, Senior Secured Initial Term Loan (2018), 4.99% (Libor + 4.75%), maturity 11/20/25	11/16/2018	2,458,728	2,442,754	2,458,728
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien) , 4.75% (Libor + 3.75%), maturity 8/25/25	8/22/2018	1,955,000	1,948,780	1,935,450

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%) PIK, maturity 12/20/24	12/20/2016	2,014,998	2,005,963	1,611,999
Northstar, Senior Secured Term Loan, 6.75% (Libor + 6.25%) cash, 1.00% PIK, maturity 6/7/24	5/8/2017	1,394,653	1,394,653	1,349,327
Vestcom International, Senior Secured L/C Collaterilized, 5.00% (Libor + 4.00%), maturity 12/19/23	12/16/2016	779,751	781,907	773,903

Consumer Goods: Durable
Strategic Partners, Senior Secured Initial Term Loan, 4.75% (Libor + 3.75%), maturity 6/30/23(i)	7/29/2016	2,285,922	2,283,635	2,285,922

Retail
Grocery Outlet, Senior Secured 2020 Term Loan (First Lien), 2.99% (Libor + 2.75%), maturity 10/22/25(i)	10/17/2018	1,269,483	1,267,698	1,270,891

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22	8/16/2019	987,897	987,367	968,139

Hotel, Gaming & Leisure
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	10/19/2016	1,119,231	1,112,979	895,385

Health Care Equipment & Services
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.49% (Libor + 4.25%), maturity 8/31/26(i)	8/2/2019	532,087	527,684	526,939

Total Bank Loans			$357,702,705	$354,395,516

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2020

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.3%)(g)(h):

Services: Business
DBi Services, Class A-1 Preferred Units (800.53 units)(k)	3/26/2019		$800,535	$576,385
DBi Services, Class B Common Shares (169,362.31 shares)(l)(m)	3/26/2019		-	-

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A units, Fair value of $165,138)(i)(m)(r)	12/22/2020		165,138	165,138

Healthcare & Pharmaceuticals
Alpaca, Class A Units (33,300.04 Class A Units, Fair value of $3,679)(j)(m)(o)(p)	4/19/2019		60,976	3,679

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $2,191)(j)(m)(n)(o)	9/30/2019		261,438	219,125

Total Equity and Preferred Shares			$1,288,087	$964,327

Total Portfolio Investments(s)			$358,990,792	$355,359,843

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P.," 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Represents an investment owned by APD Dbi Preferred, Inc., a holding company for the investment in DBi.
(l)	Represents an investment owned by APD Dbi Common, Inc., a holding company for the investment in DBi.
(m)	Investment is non-income producing.
(n)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(p)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(r)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	At December 31, 2020, the cost of investments for income tax purposes was $358,990,792 the gross unrealized depreciation for federal tax purposes was $5,143,320, the gross unrealized appreciation for federal income tax purposes was $1,512,371, and the net unrealized depreciation was $3,630,949.

Audax Credit BDC Inc.

Notes to Financial Statements

September 30, 2021

(unaudited)

Note 1. Organization

Audax Credit BDC Inc. (the “Company”) is a Delaware corporation that was formed on January 29, 2015. The Company is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, effective with the Company’s taxable year ended December 31, 2015, the Company has elected to be treated for federal income tax purposes and intends to comply with the requirements to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held on September 30, 2021 and December 31, 2020. At such dates, cash was not subject to any restrictions on withdrawal.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The adopted rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The Company will continue to review the adopted rule and its impact on the Company and its valuation policies and intends to comply with such requirements on or before the SEC’s required compliance date in 2022.

Refer to Note 3 — Investments for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2021, the Company did not hold any investment on non-accrual. As of December 31, 2020, the Company had one investment on non-accrual which represented 0.28% and 0.17% of its total portfolio at cost and fair market value, respectively.

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

As of September 30, 2021, the Company held 213 investments in loans with OID. The Company accrued OID income of $109,095 and $338,404 for the three and nine months ended September 30, 2021, respectively. The unamortized balance of OID on debt investments as of September 30, 2021, totaled $2,413,162. As of December 31, 2020, the Company held 197 investments in loans with OID. The Company accrued OID income of $102,083 and $282,729 for the three and nine months ended September 30, 2020, respectively. The unamortized balance of OID investments as of December 31, 2020, totaled $2,299,058.

As of September 30, 2021, the Company held three investments which had a PIK interest component. The Company recorded $49,599 and $200,382 of PIK interest income for three and nine months ended September 30, 2021, respectively. As of September 30, 2020, the Company held three investments which had a PIK interest component. The Company recorded $39,222 and $75,145 of PIK interest income for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company held $13,397,892 and $4,289,122 in cash and cash equivalents, respectively. For the three and nine months ended September 30, 2021, the Company earned $477 and $1,107, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and nine months ended September 30, 2020, the Company earned $1,058 and $31,053, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and nine months ended September 30, 2021, the Company accrued $20,772 and $83,774 of other income, respectively, related to amendment fees. For the three and nine months ended September 30, 2020, the Company accrued $14,577 and $153,950 of other income, respectively, related to amendment fees.

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

Note 3. Investments

Investments

The Company’s investments, at any time, may include syndicated loans, securities, structured products and other financial instruments, including, without limitation, corporate and government bonds, convertible securities, term loans, equity securities (both common and preferred), various debt securities (both secured and unsecured), dividend-paying equity, royalties, collateralized loan obligations, and warrants (collectively, the “investments”).

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

As of September 30, 2021, $171,713,920 of the Company’s investments were valued using unobservable inputs, and $191,727,540 were valued using observable inputs. During the nine months ended September 30, 2021, $21,840,607 transferred into Level 3 due to a decrease in observable prices in the market and $46,432,486 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

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

The following table presents the Company’s investments carried at fair value as of September 30, 2021 and December 31, 2020, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$184,796,743	$154,049,139	$338,845,882
Second lien debt	-	6,930,797	17,189,008	24,119,805
Equity and Preferred Shares	-	-	475,773	475,773
Total	$-	$191,727,540	$171,713,920	$363,441,460

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$153,794,500	$170,910,171	$324,704,671
Second lien debt	-	2,400,000	27,290,845	29,690,845
Equity and Preferred Shares	-	165,138	799,189	964,327
Total	$-	$156,359,638	$199,000,205	$355,359,843

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2021. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of September 30, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$148,573,197	Matrix Pricing	Senior Leverage	2.68x - 16.65x	5.12	x
			Total Leverage	3.07x - 16.65x	5.98	x
			Interest Coverage	(0.83)x - 7.55x	2.64	x
			Debt Service Coverage	(0.77)x - 5.31x	2.11	x
			TEV Coverage	0.54x - 4.99x	2.47	x
			Liquidity	36.37% - 604.32%	160.52%
			Spread Comparison	300bps - 700bps	465bps

Second lien debt	17,189,008	Matrix Pricing	Senior Leverage	3.06x - 10.88x	6.69	x
			Total Leverage	3.06x - 10.88x	6.69	x
			Interest Coverage	0.81x - 6.62x	2.82	x
			Debt Service Coverage	0.65x - 5.69x	2.36	x
			TEV Coverage	0.74x - 4.28x	2.20	x
			Liquidity	79.34% - 260.86%	157.17%
			Spread Comparison	650bps - 950bps	785bps

Total	$165,762,205

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $5,951,715 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2020. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of December 31, 2020
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$165,118,266	Matrix Pricing	Senior Leverage	1.92x - 28.58x	5.22	x
			Total Leverage	1.92x - 32.80x	6.31	x
			Interest Coverage	0.46x - 5.97x	2.38	x
			Debt Service Coverage	0.42x - 5.75x	1.98	x
			TEV Coverage	0.58x - 7.42x	2.44	x
			Liquidity	34.64% - 675.62%	173.68%
			Spread Comparison	275bps - 700bps	442bps

Second lien debt	25,911,696	Matrix Pricing	Senior Leverage	4.40x - 11.03x	6.29	x
			Total Leverage	4.40x - 11.03x	6.29	x
			Interest Coverage	0.88x - 3.10x	2.15	x
			Debt Service Coverage	0.77x - 2.75x	1.82	x
			TEV Coverage	0.74x - 3.10x	1.98	x
			Liquidity	100.90% - 326.75%	162.79%
			Spread Comparison	650bps - 950bps	761bps

Total	$191,029,962

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the nine months ended September 30, 2021 and 2020 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Nine Months Ended September 30, 2021	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2020	$170,910,171	$27,290,845	$799,189	$199,000,205
Transfers into Level 3	21,675,469	-	165,138	21,840,607
Transfers out of Level 3	(39,527,665)	(6,904,821)	-	(46,432,486)
Total gains:
Net realized gain (loss)(a)	132,085	23,900	(383,174)	(227,189)
Net unrealized appreciation (depreciation)(b)	270,405	20,291	292,445	583,141
New investments, repayments and settlements:(c)
Purchases	35,132,968	2,455,000	19,536	37,607,504
Settlements/repayments	(33,348,782)	(4,332,867)	-	(37,681,649)
Net amortization of premiums, PIK, discounts and fees	300,738	82,430	-	383,168
Sales	(1,496,250)	(1,445,770)	(417,361)	(3,359,381)
Fair Value as of September 30, 2021	$154,049,139	$17,189,008	$475,773	$171,713,920

(a)	Included in net realized gain on the accompanying Statement of Operations for the nine months ended September 30, 2021.

(b)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the nine months ended September 30, 2021.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Nine Months Ended September 30, 2020	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590
Transfers into Level 3	15,434,694	-	-	15,434,694
Transfers out of Level 3	(71,237,159)	(2,973,750)	-	(74,210,909)
Total gains:
Net realized loss(a)	(1,221,555)	-	-	(1,221,555)
Net unrealized (depreciation) appreciation(b)	(1,110,239)	(76,159)	85,682	(1,100,716)
New investments, repayments and settlements:(c)
Purchases	13,199,175	7,709,688	-	20,908,863
Settlements/repayments	(21,689,548)	(472,222)	-	(22,161,770)
Net amortization of premiums, PIK, discounts and fees	253,400	15,834	-	269,234
Sales	(4,739,437)	-	-	(4,739,437)
Fair Value as of September 30, 2020	$156,281,866	$25,544,189	$804,939	$182,630,994

(a)	Included in net realized loss on the accompanying Statement of Operations for the nine months ended September 30, 2020.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the nine months ended September 30, 2020.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at September 30, 2021 and 2020 was $354,876 and $(1,542,355), respectively.

Investment Activities

The Company held a total of 233 investments with an aggregate fair value of $363,441,460 as of September 30, 2021. During the nine months ended September 30, 2021, the Company invested in 68 new investments for a combined $81,669,043 and in existing investments for a combined $7,643,513. The Company also received $66,357,177 in repayments from investments and $17,331,786 from investments sold during the nine months ended September 30, 2021.

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

Investment Concentrations

As of September 30, 2021, the Company’s investment portfolio consisted of investments in 203 companies located in 35 states across 24 different industries, with an aggregate fair value of $363,441,460. The five largest investments at fair value as of September 30, 2021 totaled $21,402,661, or 5.89%, of the Company’s total investment portfolio as of such date. As of September 30, 2021, the Company’s average investment was $1,565,249 at cost.

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

The following table outlines the Company’s investments by security type as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$340,038,539	93.24%	$338,845,882	93.23%	$327,535,610	91.24%	$324,704,671	91.37%
Second lien debt	24,157,376	6.62%	24,119,805	6.64%	30,167,095	8.40%	29,690,845	8.36%
Total Debt Investments	364,195,915	99.86%	362,965,687	99.87%	357,702,705	99.64%	354,395,516	99.73%
Equity and Preferred Shares	507,088	0.14%	475,773	0.13%	1,288,087	0.36%	964,327	0.27%
Total Equity Investments	507,088	0.14%	475,773	0.13%	1,288,087	0.36%	964,327	0.27%
Total Investments	$364,703,003	100.00%	$363,441,460	100.00%	$358,990,792	100.00%	$355,359,843	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$82,801,247	22.78%	$76,049,509	21.40%
Services: Business	53,604,572	14.75	50,490,828	14.21
High Tech Industries	53,168,849	14.63	61,586,355	17.33
Chemicals, Plastics & Rubber	28,865,006	7.94	31,878,575	8.97
Aerospace & Defense	25,097,543	6.91	20,755,039	5.84
Banking, Finance, Insurance & Real Estate	17,894,843	4.92	16,984,886	4.78
Containers, Packaging & Glass	14,541,484	4.00	11,243,766	3.16
Services: Consumer	14,062,428	3.87	15,809,209	4.45
Transportation: Cargo	10,690,852	2.94	7,974,497	2.24
Construction & Building	10,439,614	2.87	9,664,073	2.72
Capital Equipment	9,681,212	2.66	9,834,504	2.77
Automotive	9,098,037	2.50	12,179,594	3.43
Wholesale	7,036,510	1.94	7,121,878	2.00
Beverage, Food & Tobacco	6,601,590	1.82	4,394,178	1.24
Forest Products & Paper	4,990,017	1.37	4,842,432	1.36
Consumer Goods: Non-durable	4,868,071	1.34	4,868,015	1.37
Media: Advertising, Printing & Publishing	2,691,540	0.74	3,735,229	1.05
Environmental Industries	2,474,857	0.68	-	-
Telecommunications	1,000,845	0.28	-	-
Utilities: Electric	989,871	0.27	-	-
Metals & Mining	920,694	0.25	968,139	0.27
Hotel, Gaming & Leisure	895,385	0.25	895,385	0.26
Health Care Equipment & Services	527,913	0.15	526,939	0.15
Consumer Goods: Durable	498,480	0.14	2,285,922	0.64
Retail	-	-	1,270,891	0.36
	$363,441,460	100.00%	$355,359,843	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$84,085,099	23.14%	$89,419,521	25.16%
Midwest	81,480,616	22.42%	78,184,041	22.00
West	52,568,540	14.46	55,600,298	15.65
Southwest	48,877,034	13.45	42,906,177	12.07
Southeast	48,714,046	13.40	41,633,230	11.72
East	36,446,108	10.03	37,063,003	10.43
South	4,267,973	1.17	2,550,476	0.72
Northwest	4,045,140	1.11	6,019,773	1.69
Other(a)	2,956,904	0.82	1,983,324	0.56
Total Investments	$363,441,460	100.00%	$355,359,843	100.00%

(a) The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.  The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2021:

For the Fiscal Years Ending December 31:	Amount
2021	$932,798
2022	14,225,869
2023	24,969,709
2024	55,006,964
2025	71,860,510
Thereafter	199,613,227
Total contractual repayments	366,609,077
Adjustments to cost basis on debt investments(a)	(2,413,162)
Total Cost Basis of Debt Investments Held at September 30, 2021:	$364,195,915

(a)   Adjustment to cost basis related to unamortized balance of OID investments.

COVID-19 Developments

During the nine months ended September 30, 2021 and subsequent to September 30, 2021, the COVID-19 pandemic continues to have a significant impact on the U.S. economy. Certain of the Company's portfolio companies were adversely impacted by the effects of the COVID-19 pandemic, which resulted in a material adverse impact on the Company's net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies and may continue to adversely affect the Company’s future net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

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

For the three and nine months ended September 30, 2021, the Company recorded base management fees of $947,361 and $2,810,141, respectively, and waivers to the base management fees of $331,576 and $983,548, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2020, the Company recorded base management fees of $874,188 and $2,697,570, respectively, and waivers to the base management fees of $305,966 and $944,150, respectively, as set forth within the accompanying statements of operations.

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

Under the Investment Advisory Agreement, we do not pay any Capital Gains Incentive Fee in respect of unrealized capital appreciation in our portfolio.  However, under U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis as if such unrealized capital appreciation were realized in full at the end of each period. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP and the terms of the Investment Advisory Agreement require us to accrue a capital gain incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gain incentive fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for a capital gain incentive fee payable in any period will result in additional expense if such cumulative amount is greater than in the prior period, or in a reversal of previously recorded expense if such cumulative amount is less than in the prior period. We can offer no assurance that any unrealized capital appreciation will be realized in the future.

For the three and nine months ended September 30, 2021, the Company recorded incentive fees related to net investment income of $260,092 and $647,839, respectively. Offsetting the incentive fees were waivers of the incentive fees of $234,083 and $583,056 for the three and nine months ended September 30, 2021, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2020, the Company recorded incentive fees related to net investment income of $356,461 and $1,641,419, respectively. Offsetting the incentive fees were waivers of the incentive fees of $320,815 and $1,437,466 for the three and nine months ended September 30, 2020, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2021, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2020, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2021 and December 31, 2020 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2021	December 31, 2020
Net base management fee due to Adviser	$615,785	$597,141
Net incentive fee due to Adviser	26,009	17,703
Total fees due to Adviser, net of waivers	641,794	614,844
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$708,044	$681,094

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$4,241,313	$9,195,505	$13,539,858	$4,420,458
Denominator for basic and diluted weighted average common shares	39,909,673	38,265,852	39,295,800	37,528,161

Basic and diluted net increase in net assets resulting from operations per common share	$0.11	$0.24	$0.34	$0.12

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

During the nine months ended September 30, 2021, the Company declared and paid distributions of $7,801,905, or $0.20 per share. The tax character of the distributions declared and paid represented $7,656,579 from ordinary income and $145,326 from tax return of capital. During the nine months ended September 30, 2020, the Company declared and paid distributions of $8,125,607, or $0.215 per share. The tax character of the distributions declared and paid represented $8,125,607 from ordinary income.

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

	As of December 31, 2020	As of December 31, 2019
Other temporary book/tax differences	$(192,992)	$(213,307)
Net tax basis unrealized depreciation	(1,261,543)	(1,847,095)
Accumulated net realized loss	(3,157,649)	(670,443)
Components of tax distributable (deficit) earnings at period end	$(4,612,184)	$(2,730,845)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2020.

Capital losses are generally eligible to be carried forward indefinitely and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2020, the Company has long-term capital loss carryforward of $3,157,649. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2018, 2019, and 2020 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2020, 2019, and 2018, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021

As of September 30, 2021, all capital commitments have been funded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of September 30, 2021 and December 31, 2020, were 39,961,405 and 38,343,580, respectively.

The following table details the activity of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2021	$39,009	$369,880,141	$(5,339,624)	$364,579,526
Net investment income	-	-	3,964,041	3,964,041
Net realized gain from investment transactions	-	-	183,204	183,204
Net change in unrealized appreciation on investments	-	-	94,068	94,068
Issuance of shares	952	8,899,048	-	8,900,000
Balance as of September 30, 2021	$39,961	$378,779,189	$(1,098,311)	$377,720,839

Three Months Ended September 30, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2020	$37,793	$359,092,751	$(15,631,499)	$343,499,045
Net investment income	-	-	3,798,741	3,798,741
Net realized loss from investment transactions	-	-	(1,039,704)	(1,039,704)
Net change in unrealized appreciation on investments	-	-	6,436,468	6,436,468
Issuance of shares	550	4,999,450	-	5,000,000
Balance as of September 30, 2020	$38,343	$364,092,201	$(6,435,994)	$357,694,550

Nine Months Ended September 30, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861
Net investment income	-	-	11,620,620	11,620,620
Net realized loss from investment transactions	-	-	(450,168)	(450,168)
Net change in unrealized appreciation on investments	-	-	2,369,406	2,369,406
Issuance of shares	1,618	15,098,382	-	15,100,000
Distributions to Stockholders	-	(145,326)	(7,656,579)	(7,801,905)
Reinvested Dividends	-	25	-	25
Balance as of September 30, 2021	$39,961	$378,779,189	$(1,098,311)	$377,720,839

Nine Months Ended September 30, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673
Net investment income	-	-	12,195,676	12,195,676
Net realized loss from investment transactions	-	-	(1,043,096)	(1,043,096)
Net change in unrealized depreciation on investments	-	-	(6,732,122)	(6,732,122)
Issuance of shares	3,233	29,996,767	-	30,000,000
Distributions to Stockholders	-	-	(8,125,607)	(8,125,607)
Reinvested Dividends	-	26	-	26
Balance as of September 30, 2020	$38,343	$364,092,201	$(6,435,994)	$357,694,550

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

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2021 and December 31, 2020:

Investment	Industry	September 30, 2021	December 31, 2020
AmeriVet, Senior Secured Incremental Delayed Draw Term Loan, 5.75% (Libor + 4.75%), maturity 6/5/24	Healthcare & Pharmaceuticals	$884,000	$-
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	Healthcare & Pharmaceuticals	761,905	1,100,952
CoolSys, Senior Secured Closing Date Initial Term Loan, 5.50% (Libor + 4.75%), maturity 8/11/28	Services: Business	555,556	-
Vertellus, Senior Secured Revolving Credit Loan, 7.00% (Libor + 6.00%), maturity 12/22/25	Chemicals, Plastics & Rubber	486,239	486,239
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	Services: Business	426,923	546,154
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/18/28	Healthcare & Pharmaceuticals	382,979	-
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	Transportation: Cargo	358,491	358,491
EPIC Insurance, Unitranche, 6.00% (Libor + 5.25%), maturity 9/30/28	Banking, Finance, Insurance & Real Estate	344,828	-
Gastro Health, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 7/3/28	Healthcare & Pharmaceuticals	328,000	-
Evans Network, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 8/19/28	Transportation: Cargo	326,531	-
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 6/9/28	Beverage, Food & Tobacco	281,250	-
Epic Staffing Group, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 2/5/27	Services: Business	243,243	-
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 3/3/28	Containers, Packaging & Glass	222,118	-
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/31/28	Capital Equipment	188,333	-
SIAA, Unitranche, 7.25% (Libor + 6.25%), maturity 4/28/28	Banking, Finance, Insurance & Real Estate	175,439	-
Insight Global, Senior Secured Initial Revolving Loan, 6.75% (Libor + 6.00%), maturity 9/22/27	Services: Business	134,177	-
Stepping Stones, Unitranche, 7.25% (Libor + 6.25%), maturity 3/9/27	Healthcare & Pharmaceuticals	131,390	-
Ned Stevens, Senior Secured Revolving Loan, 5.75% (Libor + 4.75%), maturity 9/30/25	Services: Consumer	130,719	130,719
Applied Adhesives, Senior Secured Term A Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	129,870	-
EPIC Insurance, Senior Secured Revolving Loan, 6.00% (Libor + 5.25%), maturity 9/30/27	Banking, Finance, Insurance & Real Estate	125,909	-
ImageFirst, Senior Secured Initial Term Loan, 5.25% (Libor + 4.50%), maturity 4/27/28	Services: Business	86,364	-
Solis Mammography, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 4/17/28	Healthcare & Pharmaceuticals	20,000	-
Therma Holdings, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 12/16/27	Services: Business	80,645	80,645
Alpaca, Senior Secured Revolver, 6.25% (Libor + 5.25%), maturity 4/19/24	Healthcare & Pharmaceuticals	80,244	51,770
Culligan, Senior Secured Initial Term B Loan, 4.50% (Libor + 4.00%), maturity 7/31/28	Environmental Industries	62,500	-
Applied Adhesives, Senior Secured Revolving Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	34,133	-
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27	High Tech Industries	-	408,879
HighTower, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 1/31/25	Banking, Finance, Insurance & Real Estate	-	241,935
EverCommerce, Senior Secured Initial Term Loan, 5.65% (Libor + 5.50%), maturity 8/23/25	High Tech Industries	-	144,200
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.13% (Libor + 4.00%), maturity 6/3/26	Services: Business	-	50,125
Stepping Stones, Senior Secured COVID-19 Revolving Loan, 6.75% (Libor + 5.75%), maturity 6/30/21	Healthcare & Pharmaceuticals	-	36,644
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24	Healthcare & Pharmaceuticals	-	33,949
OEConnection, Senior Secured Initial Term Loan, 4.13% (Libor + 4.00%), maturity 9/25/26	High Tech Industries	-	5,865
		$6,981,786	$3,676,567

Unfunded commitments represented all amounts unfunded as of September 30, 2021 and December 31, 2020. These amounts may or may not be funded to the borrowing party now or in the future.

Note 9. Financial Highlights

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Per Share Data:
Net asset value, beginning of period	$9.35	$9.09	$9.31	$9.44
Net investment income(a)	0.10	0.10	0.30	0.32
Net realized gain (loss) on investments and change in
unrealized appreciation (depreciation) on investments(a)(b)(c)	0.00	0.14	0.04	(0.22)
Net increase (decrease) in net assets resulting from operations	$0.10	$0.24	$0.34	$0.10

Effect of equity capital activity
Distributions to stockholders from net investment income	-	-	(0.20)	(0.21)
Distributions to stockholders from return of capital(c)	-	-	0.00	-
Net asset value at end of period	$9.45	$9.33	$9.45	$9.33
Total return(d)(h)	1.07%	2.64%	3.65%	1.16%
Shares of common stock outstanding at end of period	39,961,405	38,343,577	39,961,405	38,343,577

Statement of Assets and Liabilities Data:
Net assets at end of period	$377,720,839	$357,694,550	$377,720,839	$357,694,550
Average net assets(e)	376,129,598	353,156,796	370,187,593	348,029,571

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	1.63%	1.76%	1.62%	2.02%
Ratio of net expenses to average net assets-annualized(g)	1.04%	1.06%	1.05%	1.10%
Ratio of net investment income to average net assets-annualized	4.18%	4.28%	4.20%	4.68%
Portfolio turnover(h)	1.38%	0.21%	4.80%	1.95%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	For the three and nine months ended September 30, 2021, the 0.00 is due to rounding.
(d)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(e)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(h)	Not annualized.

Note 10. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 11. Subsequent Events

Subsequent to September 30, 2021, the Company invested $4,381,567 at cost in 16 portfolio companies.

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

OVERVIEW

Audax Credit BDC Inc. is a Delaware corporation that was formed on January 29, 2015. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in senior secured debt of privately owned U.S. middle market companies. We intend to invest at least 80% of our net assets plus the amount of any borrowings in “credit instruments,” which we define as any fixed income instruments. We may also invest, at any time and from time to time, in syndicated loans, securities, structured products and other financial instruments, including, without limitation, corporate and government bonds, convertible securities, term loans, equity securities (both common and preferred), various debt securities (both secured and unsecured), dividend-paying equity, royalties, collateralized loan obligations, and warrants.

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

COVID-19 Developments

The market disruptions caused by the ongoing COVID-19 pandemic may continue to adversely affect the business operations of some of our portfolio companies and may continue to affect our operations and the operations of our Adviser. As the COVID-19 outbreak to evolve, we cannot predict its continuing impact on our business operations, including its duration in the United States and worldwide, the uncertainty surrounding the various vaccination mandates as more contagious strains of the virus emerge in various countries, including the United States (particularly the “Delta variant”). Such contagious variants, in conjunction with more frequent and concentrated social gatherings, including the re-opening of many schools and colleges across the country, and more relaxed mask requirements and social distancing norms have resulted in surges in the rates of COVID-19 infections worldwide. Furthermore, large portions of the population in the United States and elsewhere remain unvaccinated due to limited access to vaccines, the politicization of the vaccine mandates, the general public distrust of the safety and efficacy of the vaccine and the potential future adverse reactions to the vaccine. Such developments may increase the risk that the pandemic will continue for a prolonged period of time. As such, the extent to which COVID-19 and/or other health pandemics may affect negatively our operating results and financial condition and the operating results and financial condition of some of our portfolio companies, as well as the duration of any potential business or supply-chain disruption for our portfolio companies, is uncertain.

We will continue to monitor developments relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health officials and may take additional actions based on their recommendations. In these circumstances, there may be developments beyond our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we expect that it may continue to have an adverse impact on our future net asset value, net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of some of our portfolio companies, and that such adverse effects may persist for the duration of the pandemic and potentially for some time thereafter.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of September 30, 2021, was approximately $363,441,460 and held in 203 portfolio companies. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2020, was approximately $355,359,843 and held in 186 portfolio companies.

During the nine months ended September 30, 2021, we invested in 68 new investments for a combined $81,669,043 and in existing investments for a combined $7,643,513. We also received $66,357,177 in repayments from investments and $17,331,786 from investments sold during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we invested in 40 new syndicated investments for a combined $39,542,336 and in existing investments for a combined $12,834,005. We also received $27,907,668 in repayments from investments and $6,437,456 from investments sold during the nine months ended September 30, 2020.

In addition, for the three and nine months ended September 30, 2021, we had a change in unrealized appreciation of approximately $94,068 and $2,369,406, respectively, and realized gains (losses) of $183,204 and $(450,168), respectively. For the three and nine months ended September 30, 2020, we had a change in unrealized appreciation (depreciation) of approximately $6,436,468 and $(6,732,122), respectively, and realized losses of $1,039,704 and $1,043,096, respectively.

Our investment activity for the nine months ended September 30, 2021 and 2020, is presented below:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Beginning investment portfolio, at fair value	$355,359,843	$330,874,911
Investments in new portfolio investments	81,669,043	39,542,336
Investments in existing portfolio investments	7,643,513	12,834,005
Principal repayments	(66,357,177)	(27,907,668)
Proceeds from investments sold	(17,331,786)	(6,437,456)
Change in premiums, discounts and amortization	538,786	357,873
Net change in unrealized appreciation (depreciation) on investments	2,369,406	(6,732,122)
Realized loss on investments	(450,168)	(1,043,096)
Ending portfolio investment activity, at fair value	$363,441,460	$341,488,783
Number of portfolio investments	233	202
Average investment amount, at cost	$1,565,249	$1,733,010
Percentage of investments at floating rates	99.42%	99.41%

As of September 30, 2021 and December 31, 2020, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2021 and through November 11, 2021, we invested $4,381,567 at cost in 16 portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation. This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” section above.

Revenue

Total investment income for the three and nine months ended September 30, 2021 and 2020 is presented in the table below.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Total interest income from non-controlled/non-affiliated investments	$4,924,039	$4,721,470	$14,455,194	$14,885,290
Total other interest income	477	1,058	1,107	31,053
Total other income	20,772	14,577	83,774	153,950
Total investment income	$4,945,288	$4,737,105	$14,540,075	$15,070,293

Total investment income for the three months ended September 30, 2021 increased to $4,945,288 from $4,737,106 for the three months ended September 30, 2020, and was driven by our increasing investment balance which was partially offset by a decrease in LIBOR over the period. Total investment income for the nine months ended September 30, 2021 decreased to $14,540,075 from $15,070,293 for the nine months ended September 30, 2020, and was driven by a decrease in LIBOR over the period which was partially offset by our increasing investment balance. As of September 30, 2021 and 2020, the size of our debt portfolio was $364,195,915 and $348,947,419 at amortized cost, respectively, with total debt principal amount outstanding of $366,609,077 and $350,848,873, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Base management fee(a)	$947,361	$874,188	$2,810,141	$2,697,570
Incentive fee(a)	260,092	356,461	647,839	1,641,419
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	56,250	52,500	168,750	157,500
Professional fees	108,251	132,514	345,947	369,572
Other expenses	108,702	83,232	314,632	191,422
Total expenses	1,546,906	1,565,145	4,486,059	5,256,233
Base management fee waivers(a)	(331,576)	(305,966)	(983,548)	(944,150)
Incentive fee waivers(a)	(234,083)	(320,815)	(583,056)	(1,437,466)
Total expenses, net of waivers	$981,247	$938,364	$2,919,455	$2,874,617

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended September 30, 2021 in comparison to the three months ended September 30, 2020 was driven by our increasing invested balance. For the three months ended September 30, 2021 and 2020, we accrued gross base management fees before waivers of $947,361 and $874,188, respectively. Offsetting those fees, we recognized base management fee waivers of $331,576 and $305,966, respectively. For the three months ended September 30, 2021, we accrued incentive fees related to net investment income before waivers of $260,092, offset by incentive fee waivers of $234,083. For the three months ended September 30, 2020, we accrued incentive fees related to net investment income before waivers of $356,461, offset by incentive fee waivers of $320,815. Additionally, we accrued $66,250 of administrative fees for both the three months ended September 30, 2021 and 2020. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended September 30, 2021 and 2020, we incurred professional fees of $108,251 and $132,514, respectively, related to audit fees, tax fees, and legal expenses. The decrease in professional fees was driven by a decrease in legal expenses during the three months ended September 30, 2021

During the three months ended September 30, 2021 and 2020, we incurred other expenses of $108,702 and $83,232, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. The increase in other expenses was driven by an increase in the Delaware state franchise tax applicable to the Company for the three months ended September 30, 2021. We also incurred expenses related to fees paid to our independent directors of $56,250 and $52,500 for each of the three-month period ended September 30, 2021 and 2020, respectively.

The increase in base management fees before waivers for the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020 was driven by our increasing invested balance. For the nine months ended September 30, 2021 and 2020, we accrued gross base management fees before waivers of $2,810,141 and $2,697,570, respectively. Offsetting those fees, we recognized base management fee waivers of $983,548 and $944,150, respectively. For the nine months ended September 30, 2021, we accrued incentive fees related to net investment income before waivers of $647,839, offset by incentive fee waivers of $583,056. For the nine months ended September 30, 2020, we accrued incentive fees related to net investment income before waivers of $1,641,419, offset by incentive fee waivers of $1,437,466. The decrease in incentive fees related to net investment income for the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020 was driven by the decrease in LIBOR which decreased the yield of our variable rate debt investments. Additionally, we accrued $198,750 of administrative fees for both the nine months ended September 30, 2021 and 2020. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the nine months ended September 30, 2021 and 2020, we incurred professional fees of $345,947 and $369,572, respectively, related to audit fees, tax fees, and legal expenses. The decrease in professional fees was driven by a decrease in legal expenses during the nine months ended September 30, 2021

During the nine months ended September 30, 2021 and 2020, we incurred other expenses of $314,632 and $191,422, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. The increase in other expenses was driven by an increase in the Delaware state franchise tax applicable to the Company during the nine months ended September 30, 2021. We also incurred expenses related to fees paid to our independent directors of $168,750 and $157,500 for each of the nine-month period ended September 30, 2021 and 2020, respectively.

Realized and Unrealized Gains and Losses

We recognized $183,204 and $(1,039,704) in net realized gains (losses) for the three months ended September 30, 2021 and 2020, respectively. We recognized $450,168 and $1,043,096 in net realized losses for the nine months ended September 30, 2021 and 2020, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2021 and 2020 was as follows:

Type	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
First Lien Debt	$25,297	$6,103,810	$1,638,283	$(6,149,319)
Second Lien Debt	20,633	381,273	438,678	(668,484)
Equity and Preferred Shares	48,138	(48,615)	292,445	85,681
Net change in unrealized appreciation (depreciation) on investments	$94,068	$6,436,468	$2,369,406	$(6,732,122)

Net change in unrealized appreciation on investments during the three and nine months ended September 30, 2021 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2020 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary uses of cash are investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of September 30, 2021 and December 31, 2020, we had cash of $13,397,892 and $4,289,122, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $1,810,650. This was primarily driven by repayment of bank loans and sales of investments totaling $66,357,177 and $17,331,786, respectively, and was partially offset by investments in portfolio companies. Net cash used in operating activities for the nine months ended September 30, 2020 was $2,424,706. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans.

As of September 30, 2021 and December 31, 2020, we had 26 and 14 investments, respectively, with unfunded commitments of $6,981,786 and $3,676,567, respectively. We believe that, as of both September 30, 2021 and December 31, 2020, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Beginning investment portfolio	$355,359,843	$330,874,911
Investments in new portfolio investments	81,669,043	39,542,336
Investments in existing portfolio investments	7,643,513	12,834,005
Principal repayments	(66,357,177)	(27,907,668)
Proceeds from sales of investments	(17,331,786)	(6,437,456)
Net change in unrealized appreciation (depreciation) on investments	2,369,406	(6,732,122)
Net realized loss on investments	(450,168)	(1,043,096)
Net change in premiums, discounts and amortization	538,786	357,873
Investment Portfolio, at Fair Value	$363,441,460	$341,488,783

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2021 was $7,298,120 which consisted of $15,100,000 from issuances of 1,617,822 shares of Common Stock to our stockholders, in connection with our capital calls during the period. This was partially offset by $7,801,880 of distributions paid to our common stockholders. Net cash provided by our financing activities for the nine months ended September 30, 2020 was $21,874,419, which consisted of issuances of 3,234,331 shares of Common Stock to our stockholders, in connection with our capital calls and our dividend reinvestment plan during the period. This was partially offset by $8,125,581 of distributions paid to our common stockholders.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021

As of September 30, 2021, all the capital commitments have been funded by our investors.

The number of shares of our Common Stock issued and outstanding as of September 30, 2021 and December 31, 2020, were 39,961,405 and 38,343,580, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared and paid distributions of $7,801,905, or $0.200 per share during the nine months ended September 30, 2021. We declared and paid distributions of $8,125,607, or $0.215 per share during the nine months ended September 30, 2020.

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

Related Party Fees

For the three months ended September 30, 2021 and 2020, we recorded base management fees of $947,361 and $874,188, respectively. Offsetting these fees were waivers to the base management fees of $331,576 and $305,966, respectively, as set forth within the accompanying statements of operations.

For the nine months ended September 30, 2021 and 2020, we recorded base management fees of $2,810,141 and $2,697,570, respectively. Offsetting those fees were waivers to the base management fees of $983,548 and $944,150, respectively, as set forth within the accompanying statements of operations.

For the three and nine months ended September 30, 2021, we recorded incentive fees of $260,092 and $647,839, respectively. Offsetting these fees were waivers to the incentive fees of $234,083 and $583,056, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2020, we recorded incentive fees of $356,461 and $1,641,419, respectively. Offsetting these fees were waivers to the incentive fees of $320,815 and $1,437,466, respectively, as set forth within the accompanying statements of operations.

For both the three months ended September 30, 2021 and 2020, we recorded administrative fees of $62,500, as set forth within the accompanying statements of operations. For both the nine months ended September 30, 2021 and 2020, we recorded administrative fees of $198,750 as set forth within the accompanying statements of operations.

Fees due to related parties as of September 30, 2021 and December 31, 2020 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2021	December 31, 2020
Net base management fee due to Adviser	$615,785	$597,141
Net incentive fee due to Adviser	26,009	17,703
Total fees due to Adviser, net of waivers	641,794	614,844
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$708,044	$681,094

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The adopted rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We will continue to review the adopted rule and its impact on us and our valuation policies and intend to comply with such requirements on or before the SEC’s required compliance date in 2022.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2021, we had 26 investments with unfunded commitments of $6,981,786. As of December 31, 2020, we had 14 investments with unfunded commitments of $3,676,567. We believe that, as of September 30, 2021 and December 31, 2020, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(94,010)
Down 200 basis points	(94,010)
Down 100 basis points	(94,010)
Up 100 basis points	1,680,396
Up 200 basis points	5,346,486
Up 300 basis points	9,012,577

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Refer to our Current Report on Form 8-K filed on July 6, 2021 for issuances of our Common Stock during the quarter ended September 30, 2021. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

Audax Credit BDC Inc.

Date: November 12, 2021	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 12, 2021	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer

