Form 10-K
period 2021-12-31
Audax Credit BDC Inc.
filed 2022-03-25
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of December 31, 2021, there was no established public market for the registrant’s common stock. The registrant had 43,166,536 shares of common stock, par value $0.001 per share, issued and outstanding as of March 25, 2022.

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. While the London Interbank Offered Rate, or LIBOR, is the most commonly used base rate, we also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as a “LIBOR Floor.” This feature, which first appeared in the debt markets in 2008, sets a minimum rate to be used as the LIBOR or prime rate component of the loan’s interest rate calculation. As of December 31, 2021, LIBOR Floors in our loan agreements ranged from 0.00% to 1.25% per annum, as compared to the one-month and three-month LIBOR of 0.10% and 0.21%, respectively, on such date. See “Item 1A. Risk Factors — Risks Related to our Investments — We are exposed to risks associated with changes in interest rates” for more information regarding the anticipated transition away from LIBOR.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2021, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 0.75%.

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

Floating rate instruments. Middle-market loans are typically priced at a spread above LIBOR or another risk-free rate, with minimal interest rate duration. We believe floating rate instruments provide our stockholders with a level of protection against any increase in the general level of interest rates. In addition, LIBOR Floors offer protection in a low interest rate environment.

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

Middle-market loans generally earn a premium over broadly syndicated loans. From January 2000 through December 2021, the loan spread premium of middle-market loans over broadly syndicated loans ranged between -5 basis points and 209 basis points. Over that same period, the average spread of middle-market loans was 106 basis points higher than the average spread of broadly syndicated loans. As of December 31, 2021, the interest rate spread gap was near historically wide levels, with middle-market loans earning on average 185 basis points more than broadly syndicated loans during the twelve months ended December 31, 2021.

Middle-market loans generally benefit from lower leverage. Since the beginning of 1997 through the end of 2021, the difference in the ratio of total debt to EBITDA for middle-market and broadly syndicated loans generally ranged between 0.1x and 0.9x. On average, the total debt to EBITDA ratio for middle-market loans was 0.6x lower than broadly syndicated loans during that 25-year period.

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

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity, mezzanine and hedge funds, as well as issuers of collateral loan obligations and other structured loan funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors have a lower cost of funds and access to funding sources that are not available to us. Our competitors have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments than we do, which allows them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes and the Code impose on us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

The principals of our Adviser who are responsible for its senior debt advisory activities have worked together at Audax Group and previously at General Electric Capital Corporation for more than 21 years, during which time they have focused on investing in senior debt issued by private middle-market companies and have invested in excess of $22.5 billion through multiple cycles. We believe that we benefit from our Adviser’s experience in originating investments for us and, (to the extent permitted by the 1940 Act and the exemptive relief that we and the Adviser have been granted from the U.S. Securities and Exchange Commission, or the SEC), co-investment opportunities.

From its inception in 2007 through the end of December 31, 2021, the senior debt business of our Adviser, or Audax Senior Debt, invested $22.5 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the mezzanine debt and private equity businesses of Audax Group, together held investments in over 403 middle-market companies across a wide variety of industries as of December 31, 2021.

Specifically, we believe Audax Senior Debt and the Audax Group platform provide advantages in sourcing transactions, accessing proprietary due diligence (subject to applicable confidentiality obligations), and leveraging the lengthy investing experience of the senior members of the Audax Group investment team.

•	Sourcing—Audax Group’s mezzanine and private equity teams often get an early look at prospective middle-market merger and acquisition, or M&A, transactions in the early stages of a sale process. Given this early insight into middle-market sale transactions, our Adviser can often evaluate investment opportunities before many of its competitors. Since most of these M&A transactions have a senior debt component, we believe the Adviser’s investment team often becomes aware of senior debt lending opportunities well before other firms.

•	Due diligence—As of December 31, 2021, Audax Group held over 403 portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.

•	Investing experience—As of December 31, 2021, the Co-CEOs and 44 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 23 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2021, the Audax Group platform sourced 8,201 senior debt investment opportunities and invested $22.5 billion in 808 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to take advantage of opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2021, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of the Company’s loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 4.55x and an average interest rate spread of 4.89%, which is the difference between the interest rate on the Company’s loan and the interest rate on the comparable risk-free instrument, typically the three-month LIBOR. We believe both of these measures compare favorably to broadly syndicated and other middle-market loans that have come to market during the same period.

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

Transaction Underwriting. When analyzing a possible transaction, our Adviser identifies and evaluates numerous investment criteria. While these criteria are likely to be different for each investment, in general the analysis includes an in-depth review of the borrower’s industry and the underlying dynamics within that industry. The Adviser reviews numerous borrower-specific criteria such as the quality and depth of the management team, products, and end markets. Our Adviser undertakes an extensive financial analysis, including a review of historical results and projected performance. The Adviser’s investment team also scrutinizes the specific characteristics of each investment, including transaction structure, investment collateral, overall transaction economics, and the maturity of the contemplated facilities. Our Adviser seeks to invest in companies having the following criteria, although not all portfolio companies will meet all of these criteria.

Portfolio Management. The Adviser reviews investment performance on a regular basis to evaluate whether each investment is delivering the expected results. For each investment, portfolio monitoring processes measure the borrower’s current and projected financial performance versus historical performance, with emphasis on financial results since the funding of the investment. As part of the Adviser’s financial performance evaluation, it monitors, among other items, the borrower’s historical, current and projected covenant compliance. Additionally, the Adviser maintains communication with other lenders, borrowers, and sponsors, and manages any amendments or waivers on our behalf.

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

Quality and Sustainability of Earnings. We generally focus on investment opportunities that have demonstrated stability in their revenues and EBITDA. We typically invest in companies that demonstrate a historical as well as projected ability to generate cash flow sufficient to service the contemplated leverage. Targeted investments typically rely upon multiple sources of cash flow and do not depend upon a single product, customer, geography, regulation, or technology.

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

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select second lien loans by making investments generally in the range of $1.0 million to $4.0 million in privately owned, U.S.-based middle-market companies. Set forth below is a list of our ten largest investments as of December 31, 2021 and 2020, as well as the top ten industries in which we were invested as of December 31, 2021 and 2020, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2021
Portfolio Company	Fair Value	Percentage of Total Investments
CPI International 2019	$5,222,307	1.30%
StandardAero 2019	4,916,845	1.22
DuBois Chemicals 2019	4,748,920	1.18
LegalShield 2021	4,496,243	1.12
Bettcher Industries	4,455,000	1.11
InnovateMR	4,172,974	1.04
Radiology Partners 2018	4,168,780	1.03
Advarra	4,145,626	1.03
Veritext	4,102,154	1.02
Confluence Technologies	3,980,000	0.99
	$44,408,849	11.04%

	December 31, 2020
Portfolio Company	Fair Value	Percentage of Total Investments
CPI International 2019	$5,248,949	1.48%
DuBois Chemicals 2019	4,759,419	1.34
MedRisk 2018	4,525,000	1.27
Advarra	4,303,015	1.21
Radiology Partners 2018	4,176,927	1.18
Specialty Care	4,158,843	1.17
Veritext	4,077,761	1.15
CoAdvantage 2019	3,940,125	1.11
Plaskolite 2018	3,919,776	1.10
Qlik Technologies	3,910,450	1.10
	$43,020,265	12.11%

	December 31, 2021
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$76,579,770	19.00%
Services: Business	63,977,738	15.87
High Tech Industries	49,862,684	12.37
Containers, Packaging & Glass	28,958,289	7.18
Banking, Finance, Insurance & Real Estate	25,369,331	6.29
Chemicals, Plastics & Rubber	24,290,294	6.03
Aerospace & Defense	24,066,376	5.97
Capital Equipment	17,471,742	4.33
Services: Consumer	16,280,215	4.04
Transportation: Cargo	13,941,799	3.46
	$340,798,238	84.54%

	December 31, 2020
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$76,049,509	21.40%
High Tech Industries	61,586,355	17.33
Services: Business	50,490,828	14.21
Chemicals, Plastics & Rubber	31,878,575	8.97
Aerospace & Defense	20,755,039	5.84
Banking, Finance, Insurance & Real Estate	16,984,886	4.78
Services: Consumer	15,809,209	4.45
Automotive	12,179,594	3.43
Containers, Packaging & Glass	11,243,766	3.16
Capital Equipment	9,834,504	2.77
	$306,812,265	86.34%

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The adopted rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We intend to comply with such requirements on or before the SEC’s required compliance date of September 8, 2022.

Refer to Note 3 — Investments in the notes to our accompanying financial statements included elsewhere in this annual report for additional information regarding fair value measurements and our application of ASC 820.

Advisory and Administrative Services

We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. No compensation is paid directly by us to any interested director or executive officer of the Company. We pay our Adviser our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Messrs. Magid and McGonigle, as Managing Directors, have general oversight responsibility for Audax Senior Debt. Mr. McGonigle joined Audax Group in 2007 and manages the activities of Audax Senior Debt. He has over 30 years of experience in sourcing, underwriting, and managing the type of loans and other securities purchased by Audax Senior Debt. Mr. McGonigle leads a team of 10 seasoned debt investment professionals. In addition, the Audax Senior Debt team is supported by experienced finance, accounting, legal, operations and investor relations professionals as a part of the Audax Group platform and the Administrator’s proposed services to the Company. Our Adviser may hire additional investment professionals in the future.

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

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2021, 2020, and 2019.

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

Advantages of a BDC Compared to Other Institutional Investment Vehicles

The advantages of the BDC structure derive from two characteristics:

First, a BDC is permitted to become a publicly traded company. This can provide a BDC with access to an additional source of capital and offers investors the potential to monetize their investment through the sale of shares in an active public stock market. Most BDCs trade on either the New York Stock Exchange or the Nasdaq Stock Market. We do not currently intend to list the shares on any securities exchange, and we do not expect a public market to develop for them in the foreseeable future.

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

Senior Securities

While there is no present intention to do so, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the Shares if our asset coverage complies with the requirements of the 1940 Act. Under the 1940 Act, and absent specific authorization by our Board of Directors or stockholders, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act, or the SBCAA, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% to 150%. This reduction in asset coverage would permit a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.

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

•	Investing in the Shares involves a high degree of risk, and you could lose all or part of your investment.
•	Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results
•	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
•	Our portfolio securities may be thinly traded and, as a result, the lack of liquidity in our investments may adversely affect our business.
•	We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
•	We are exposed to risks associated with changes in interest rates.
•	To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional investments in portfolio companies.
•	There is no public market for the Shares, and we do not expect any market for the Shares to develop.
•	Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•	Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•	We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
•	A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.
•	Our Adviser and its affiliates, including our officers and some of our directors, could face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.
•	Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose its key professional(s), our ability to achieve our investment objective could be significantly harmed.

•	Regulations governing our operation as a BDC and a RIC may affect our ability to, and the way in which we, raise additional capital and reduce our operating flexibility.
•	Each of our Adviser and Administrator is able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•	Global capital markets could enter a period of severe disruption and instability due to future recessions, political instability, geopolitical turmoil and foreign hostilities, disease pandemics and other serious health events. These market disruptions have historically had and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially adverse impact on our business and financial condition.
•	Political, social, and economic uncertainty, including uncertainty related to the COVID-19 Pandemic, creates and exacerbates risks.
•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

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

Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. The recent Russia/Ukraine conflict and resulting economic sanctions may have significant effects on global markets and may exacerbate existing supply chain issues. In addition, outbreaks of epidemic, pandemic or contagious diseases may also cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of a strain of novel coronavirus causing respiratory illness (“COVID-19”) that emerged in December 2019, which has been identified as a global pandemic by the World Health Organization. The COVID-19 pandemic continues to adversely impact global economic activity and has contributed to substantial instability in financial markets. In response, governmental authorities in affected jurisdictions, including the United States, have implemented drastic measures, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). COVID-19 effectively resulted in the cessation of all “non-essential” business activities for a period of time. While certain state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders due to a resurgence of COVID-19 cases and the emergence of more contagious strains of the virus. In addition, although the U.S. Federal Food and Drug Administration has authorized COVID-19 vaccines for emergency use starting in December 2020, it is unclear whether or how quickly “herd immunity” will be achieved. Even as the world begins to recover from the COVID-19 pandemic, many major economies, including the U.S. economy, may continue to experience a period of recession. We are closely monitoring the developments of COVID-19 and continually assessing the impact on our business and the business of our portfolio companies, including the impact of the restrictions described above. Depending on the duration and magnitude of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in industries impacted more significantly by the pandemic, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. Although it is impossible to predict the consequences of these governmental actions, it is clear that these types of events are negatively impacting and will continue to negatively impact us and our portfolio companies in the future.

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

The current U.S. administration has signified potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These additional tax policy developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. We have generally included in, or amended in to include in, our loan agreements with our portfolio companies fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.

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

We depend on the services of custodians or other agents to carry out certain securities transactions and administrative services for us. In the event of the insolvency of a custodian, we may not be able to recover equivalent assets in full as we will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, our cash held with a custodian may not be segregated from the custodian’s own cash, and we therefore may rank as unsecured creditors in relation thereto. Any inability to recover assets from the custodian could have a material impact on our performance.

Uncertainty about administration initiatives of the U.S. presidential administration could negatively impact our business, financial condition and results of operations.

The current U.S. administration has expressed the intent to make significant changes to U.S. taxation, trade, healthcare, climate change, immigration, foreign and government regulatory policies. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current U.S. administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, federal income and other taxes, energy production, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, the ongoing Russia/Ukraine conflict and related sanctions, as well as growing social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide through economic sanctions and otherwise.

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

We, the Adviser, and other affiliates have received exemptive relief that permits us flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. We cannot assure you, however, that we will continue to develop opportunities that comply with such limitations.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (1) continuously offered pursuant to a public offering, (2) regularly traded on an established securities market or (3) held by at least 500 persons at all times during the taxable year. We do not expect to qualify as a publicly offered RIC for any period. As a result, a non-corporate U.S. stockholder’s allocable portion of our affected expenses is treated as an additional deemed distribution to the stockholder and is deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate U.S. stockholders, including individuals, trusts and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC. In particular, for taxable years beginning after 2025, these expenses, referred to as miscellaneous itemized deductions, are deductible to a U.S. individual only to the extent they exceed 2% of such stockholder’s adjusted gross income, are not deductible for AMT purposes and are subject to the overall limitation on itemized deductions under Section 68 of the Code. For taxable years beginning after 2017 and prior to 2026, miscellaneous itemized deductions are disallowed in their entirety.

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

We have not commenced any tender offers, and we do not currently intend to conduct any tender offers. As a non-traded BDC, however, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their shares of common stock over the next year following the calendar quarter in which the approval was obtained. The timing and method for such tender offers has not been determined at this time.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or maintain adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of the Shares, to the extent we have completed an IPO.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. The recent Russia/Ukraine conflict and resulting economic sanctions may also have significant effects on global markets and may exacerbate existing supply chain issues. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets and valuation impacts. Such disruptions are adversely affecting our business, and future market disruptions and/or illiquidity could continue to impact us negatively. These events have limited, and could continue to limit, our investment opportunities, may limit our ability to grow and could negatively impact our operating results and the fair values of our investments.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable and default rates on the debt securities we acquire, inflation, energy shortages, the level of our expenses, variations in and timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as indicative of performance in future periods. These occurrences could have a material adverse effect on our results of operations, the value of your investment and our ability to pay distributions.

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

Holders

As of March 25, 2022, we had two stockholders of record.

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

The distributions declared during the year ended December 31, 2021, were derived from $0.39 of net investment income and $0.01 return of capital. The distributions declared during the year ended December 31, 2020, were derived from $0.42 of net investment income and $0.01 return of capital.

We have notified shareholders of amounts for use in preparing 2021 income tax forms in January 2021. The following information is provided pursuant to provisions of the Code. The Company designates $0 as capital gain dividends paid during the fiscal year ended December 31, 2021.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2021:

Date of Sale	Shares Sold	Aggregate Offering Price
January 8, 2021	665,951	$6.2 million
July 6, 2021	951,872	8.9 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2020:

Date of Sale	Shares Sold	Aggregate Offering Price
January 10, 2020	1,588,983	$15.0 million
April 3, 2020	1,095,290	10.0 million
July 14, 2020	550,055	5.0 million

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2021, 2020 and 2019 were derived from our accompanying audited financial statements and notes to the financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying financial statements, notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Statement of Operations Data:
Income
Total investment income	$19,464,680	$19,792,118	$21,029,469
Expenses
Net expense	3,902,558	3,860,165	4,067,186
Net investment income	15,562,122	15,931,953	16,962,283
Net realized loss on investments	(196,218)	(2,487,206)	(672,026)
Net change in unrealized appreciation (depreciation) on investments	2,392,705	(1,783,854)	(229,677)
Net increase in net assets resulting from operations	$17,758,609	$11,660,893	$16,060,580

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.39	$0.42	$0.52
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.45	0.31	0.49
Distributions declared per common share	0.39	0.42	0.51

Statement of Assets and Liabilities Data:
Total assets	$415,183,495	$360,602,977	$339,396,997
Total liabilities	41,236,161	3,720,116	7,997,324
Net assets	373,947,334	356,882,861	331,399,673
Net asset value per common share	9.36	9.31	9.44
Common shares outstanding	39,961,408	38,343,580	35,109,246
Weighted common shares outstanding - basic and diluted	39,463,569	37,733,129	32,672,328

Other Data:
Number of portfolio investments	251	216	176
Average investment amount (b)	$1,610,728	$1,661,994	$1,890,466
Percentage of investments at floating rates (b)	100.00%	99.39%	99.38%

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

This annual report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our ability to continue to effectively manage our business due to COVID-19 and similar pandemics;
•	the ability of our portfolio companies to achieve their objectives;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•	changes in the general economy, supply chain constraints, or disruptions due to armed conflicts;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Adviser and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
•	the adequacy of our financing sources and working capital;
•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this annual report

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2021, was approximately $403,054,374, and we held investments in 215 portfolio companies as of December 31, 2021. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2020, was approximately $355,359,843, and we held investments in 186 portfolio companies as of December 31, 2020.

During the year ended December 31, 2021, we purchased $159,699,549 in investments, and we had $99,779,754 in debt repayments by existing portfolio companies, and $15,117,554 in sales of securities of portfolio companies. During the year ended December 31, 2020, we purchased $94,728,330 in investments, and we had $50,661,971 in debt repayments by existing portfolio companies, and $15,930,065 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2021, we had a change in unrealized appreciation of $2,392,705 and realized losses of $196,218, and for the year ended December 31, 2020, we had a change in unrealized depreciation of $1,783,854 and realized losses of $2,487,206.

Our investment activity for the years ended December 31, 2021 and 2020, is presented at fair value below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning investment portfolio, at fair value	$355,359,843	$330,874,911
Investments in new portfolio investments	150,158,668	80,046,693
Investments in existing portfolio investments	9,540,881	14,681,637
Principal repayments	(99,779,754)	(50,661,971)
Proceeds from investments sold	(15,117,554)	(15,930,065)
Change in premiums, discounts and amortization	695,803	619,698
Net change in unrealized appreciation (depreciation) on investments	2,392,705	(1,783,854)
Realized loss on investments	(196,218)	(2,487,206)
Ending portfolio investment activity, at fair value	$403,054,374	$355,359,843
Number of portfolio investments	251	216
Average investment amount, at cost	$1,610,728	$1,661,994
Percentage of investments at floating rates	100.00%	99.39%

As of December 31, 2021 and 2020, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2021 through March 25, 2022, we invested $37,630,293 at cost in 25 different portfolio companies.

On December 23, 2021, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 3,205,128 shares of Common Stock, for an aggregate offering price of $30.0 million. The sale closed on January 12, 2022.

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2021 and 2020. For a comparison of our results of operations for the years ended December 31, 2020 and 2019, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 19, 2021.

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the years ended December 31, 2021 and 2020, is presented in the table below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Total interest income from non-controlled/non-affiliated investments	$19,351,092	$19,537,154
Total other interest income	1,634	31,828
Total other income	111,954	223,136
Total investment income	$19,464,680	$19,792,118

Total investment income for the year ended December 31, 2021 decreased to $19,464,680 from $19,792,118 for the year ended December 31, 2020, and was primarily driven by a decrease in interest rate spreads over the period which was partially offset by our increasing investment balance. As of December 31, 2021 and 2020, the size of our debt portfolio was $403,106,122 and $357,702,705 at amortized cost, respectively, with total principal amount of debt outstanding of $406,135,083 and $360,001,763, respectively.

Expenses

Total expenses net of waivers for the years ended December 31, 2021 and 2020, were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Base management fee(a)	$3,764,399	$3,616,250
Incentive fee(a)	848,440	1,818,457
Administrative fee(a)	265,000	265,000
Directors' fees	225,000	210,000
Professional fees	488,934	522,998
Other expenses	391,921	289,947
Total expenses	5,983,694	6,722,652
Base management fee waivers(a)	(1,317,540)	(1,265,687)
Incentive fee waivers(a)	(763,596)	(1,596,800)
Total expenses, net of waivers	$3,902,558	$3,860,165

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the year ended December 31, 2021 in comparison to the year ended December 31, 2020 was driven by our increasing invested balance. For the years ended December 31, 2021 and 2020, we accrued gross base management fees before waivers of $3,764,399 and $3,616,250, respectively. Offsetting those fees, we recognized base management fee waivers of $1,317,540 and $1,265,687, respectively. For the years ended December 31, 2021 and 2020, we accrued incentive fees related to net investment income before waivers of $848,440 and $1,818,457, respectively. Offsetting those fees during the periods were incentive fee waivers of $763,596 and $1,596,800, respectively. For the years ended December 31, 2021 and 2020, we did not accrue incentive fees related to capital gains. Additionally, we accrued $265,000 of administrative fees for each of the years ended December 31, 2021 and 2020. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the years ended December 31, 2021 and 2020, we incurred professional fees of $488,934 and $522,998, respectively, related to audit fees, tax fees, and legal fees. The decrease in professional fess was driven by a decrease in legal expenses during the year ended December 31, 2021. We also incurred expenses related to fees paid to our independent directors of $225,000 and $210,000 for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, we incurred other expenses of $391,921 and $289,947, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. The increase in other expenses was driven by an increase in the Delaware state franchise tax applicable to the Company during the year ended December 31, 2021.

Realized and Unrealized Gains and Losses

We recognized $196,218 in net realized losses for the year ended December 31, 2021. We recognized $2,487,206 in net realized losses for the year ended December 31, 2020.

Net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2021, and 2020, is presented in the table below, was as follows:

Type	Year Ended December 31, 2021	Year Ended December 31, 2020
First Lien Debt	$1,463,571	$(1,388,396)
Second Lien Debt	445,513	(473,021)
Equity and Preferred Shares	483,621	77,563
Net change in unrealized appreciation (depreciation) on investments	$2,392,705	$(1,783,854)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Set forth below are our financial condition, liquidity and capital resources for the years ended December 31, 2021 and 2020. For information regarding our liquidity and capital resources for the year ended December 31, 2019, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 19 2021.

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2021 and 2020, we had cash of and $11,058,796 and $4,289,122, respectively.

Operating Activities

Net cash provided by the operating activities for the year ended December 31, 2021 was $7,463,810. The primary operating activity during this period was investments in portfolio companies which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in the operating activities for the year ended December 31, 2020 was $15,039,390. The primary operating activity during this period was investments in portfolio companies which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of December 31, 2021 and 2020, we had 36 and 14 investments with unfunded commitments of $13,913,615 and $3,676,567, respectively. We believe that, as of both December 31, 2021 and 2020, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning investment portfolio	$355,359,843	$330,874,911
Investments in new portfolio investments	150,158,668	80,046,693
Investments in existing portfolio investments	9,540,881	14,681,637
Principal repayments	(99,779,754)	(50,661,971)
Proceeds from sales of investments	(15,117,554)	(15,930,065)
Net change in unrealized appreciation (depreciation) on investments	2,392,705	(1,783,854)
Net realized loss on investments	(196,218)	(2,487,206)
Net change in premiums, discounts and amortization	695,803	619,698
Investment Portfolio, at Fair Value	$403,054,374	$355,359,843

Financing Activities

Net cash used in our financing activities for the year ended December 31, 2021 was $694,136 from issuances of 1,617,822 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $15,794,136 or $0.40 per share. Net cash provided by our financing activities for the year ended December 31, 2020 was $13,822,295 from issuances of 3,234,328 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $16,177,757 or $0.43 per share.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of December 31, 2021, $110,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of Shares issued and outstanding as of December 31, 2021 and December 31, 2020, were 39,961,408 and 38,343,580, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2021 and 2020:

	Common stock shares in issue
	Year Ended December 31, 2021	Year Ended December 31, 2020
Shares in issue, beginning of period	38,343,580	35,109,246
Common stock issued ($15,100,000 and $30,000,000, respectively )	1,617,823	3,234,328
Issuance of common shares in connection with dividend reinvestment plan ($51 and $52, respectively)	5	6
Shares in issue, end of period	39,961,408	38,343,580

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2021:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Unfunded commitments(1)	$13,913,615	13,913,615	—	—	$—
Total contractual obligations	$13,913,615	13,913,615	—	—	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2021. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2021.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2021, we made two distributions totaling $15,794,187, or $0.40 per Share. During the year ended December 31, 2020, we made two distributions totaling $16,177,757, or $0.43 per Share. The following tables provide the details of each distribution for the years ended December 31, 2021 and 2020.

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended	June 11, 2021	June 14, 2021	June 16, 2021	$0.200
2021	December 10, 2021	December 13, 2021	December 15, 2021	$0.200

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended	June 18, 2020	June 19, 2020	June 25, 2020	$0.215
2020	December 11, 2020	December 14, 2020	December 15, 2020	$0.210

Qualified Interest Income and Qualified Short-Term Capital Gain (for non-U.S. resident shareholders only). Under the American Jobs Creation Act of 2004, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2021 are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are designated as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2021 are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are designated as qualified short-term gain dividends, as defined by Section 871(k)(2)(C) of the Code.

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

Related Party Fees

For the year ended December 31, 2021, the Company recorded base management fees of $3,764,399 and waivers to the base management fees of $1,317,540, as set forth within the accompanying statements of operations. For the year ended December 31, 2020, the Company recorded base management fees of $3,616,250 and waivers to the base management fees of $1,265,687, as set forth within the accompanying statements of operations.

For the year ended December 31, 2021, the Company recorded incentive fees of $848,440 and waivers to the incentive fees of $763,596, as set forth within the accompanying statements of operations. For the year ended December 31, 2020, the Company recorded incentive fees of $1,818,457 and waivers to the incentive fees of $1,596,800, as set forth within the accompanying statements of operations.

For each of the years ended December 31, 2021 and 2020, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Fees due to related parties as of December 31, 2021 and 2020, as set forth on our accompanying statements of assets and liabilities were as follows:

	December 31, 2021	December 31, 2020
Net base management fee due to Adviser	$620,269	$597,141
Net incentive fee due to Adviser	20,060	17,703
Total fees due to Adviser, net of waivers	640,329	614,844
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$706,579	$681,094

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The adopted rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We will continue to review the adopted rule and its impact on us and our valuation policies and intend to comply with such requirements on or before the SEC’s required compliance date of September 8, 2022.

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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2021, 2020, and 2019.

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

COMMITMENTS AND CONTINGENCIES

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2021, we had 36 investments with unfunded commitments of $13,913,615. As of December 31, 2020, we had 14 investments with unfunded commitments of $3,676,567. We believe that, as of December 31, 2021 and 2020, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Down 300 basis points	(106,014)
Down 200 basis points	(106,014)
Down 100 basis points	(106,014)
Up 100 basis points	1,841,965
Up 200 basis points	5,903,316
Up 300 basis points	9,964,667

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Audax Credit BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2015.

New York, NY

March 25, 2022

Audax Credit BDC Inc.

Statements of Assets and Liabilities

December 31, 2021 and December 31, 2020

(Expressed in U.S. Dollars)

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $404,292,618 and $358,990,792, respectively)	$403,054,374	$355,359,843
Cash and cash equivalents	11,058,796	4,289,122
Interest receivable	1,043,554	954,012
Receivable from bank loan repayment	26,771	-

Total assets	$415,183,495	$360,602,977

Liabilities
Accrued expenses and other liabilities	$326,497	$316,522
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	640,329	614,844
Payable for investments purchased	40,203,085	2,722,500

Total liabilities	$41,236,161	$3,720,116
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 39,961,408 and 38,343,580 shares issued and outstanding, respectively	$39,961	$38,343
Capital in excess of par value	378,672,161	363,826,108
Total distributable earnings	(4,764,788)	(6,981,590)
Total Net Assets	$373,947,334	$356,882,861

Net Asset Value per Share of Common Stock at End of Period	$9.36	$9.31

Shares Outstanding	39,961,408	38,343,580

(a) Refer to Note 4-Related Party Transactions for additional information.

(b) Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

For Years Ended December 31, 2021, 2020, and 2019

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	12/31/20219
Investment Income
Interest income
Non-Control/Non-Affiliate	$19,351,092	$19,537,154	$20,812,478
Other	1,634	31,828	145,127
Total interest income	19,352,726	19,568,982	20,957,605
Other income
Non-Control/Non-Affiliate	111,954	223,136	71,864
Total income	19,464,680	19,792,118	21,029,469

Expenses
Base management fee(a)	$3,764,399	$3,616,250	$3,243,496
Incentive fee(a)	848,440	1,818,457	2,620,312
Administrative fee(a)	265,000	265,000	265,000
Directors' fees	225,000	210,000	210,000
Professional fees	488,934	522,998	650,709
Other expenses	391,921	289,947	328,812

Expenses before waivers from investment adviser and administrator	5,983,694	6,722,652	7,318,329
Base management fee waivers(a)	(1,317,540)	(1,265,687)	(1,135,224)
Incentive fee waivers(a)	(763,596)	(1,596,800)	(2,115,919)
Total expenses, net of waivers	3,902,558	3,860,165	4,067,186
Net Investment Income	15,562,122	15,931,953	16,962,283

Realized and Unrealized Gain (Loss) on Investments
Net realized loss on investments	(196,218)	(2,487,206)	(672,026)
Net change in unrealized appreciation (depreciation) on investments	2,392,705	(1,783,854)	(229,677)
Net realized and unrealized gain (loss) on investments	2,196,487	(4,271,060)	(901,703)

Net Increase in Net Assets Resulting from Operations	$17,758,609	$11,660,893	$16,060,580

Basic and Diluted per Share of Common Stock:
Net investment income	$0.39	$0.42	$0.52
Net increase in net assets resulting from operations	$0.45	$0.31	$0.49

Weighted average shares of common stock outstanding basic diluted	39,463,569	37,733,129	32,672,328

(a) Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

For the Years Ended December 31, 2021, 2020, and 2019

(Expressed in U.S. Dollars)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operations
Net investment income	$15,562,122	$15,931,953	$16,962,283
Net realized loss on investments	(196,218)	(2,487,206)	(672,026)
Net change in unrealized appreciation (depreciation) on investments	2,392,705	(1,783,854)	(229,677)
Net increase in net assets resulting from operations	17,758,609	11,660,893	16,060,580

Distributions:
Distributions to common stockholders	(15,541,807)	(15,911,638)	(16,941,968)
Return of capital to common stockholders	(252,380)	(266,119)	(142,234)
Total distributions	(15,794,187)	(16,177,757)	(17,084,202)

Capital Share Transactions:
Issuance of common stock	15,100,000	30,000,000	65,000,000
Reinvestment of common stock	51	52	60
Net increase in net assets from capital share transactions	15,100,051	30,000,052	65,000,060

Net Increase in Net Assets	17,064,473	25,483,188	63,976,438

Net Assets, Beginning of Period	356,882,861	331,399,673	267,423,235

Net Assets, End of Period	$373,947,334	$356,882,861	$331,399,673

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

For Years Ended December 31, 2021, 2020, and 2019

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,758,609	$11,660,893	$16,060,580
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	196,218	2,487,206	672,026
Net change in unrealized (appreciation) depreciation on investments	(2,392,705)	1,783,854	229,677
Accretion of original issue discount interest and payment-in-kind interest	(695,803)	(619,698)	(337,313)
Decrease (increase) in receivable from investments sold	-	1,993,379	(1,993,379)
Increase in interest receivable	(89,542)	(11,683)	(384,215)
(Increase) decrease in receivable from bank loan repayment	(26,771)	80,161	(70,448)
Increase (decrease) in accrued expenses and other liabilities	9,975	18,584	(219,683)
Increase (decrease) in fees due to investment advisor(a)	25,485	(73,292)	152,222
Increase (decrease) in payable for investments purchased	37,480,585	(4,222,500)	(7,457,833)
Investment activity:
Investments purchased	(159,699,549)	(94,728,330)	(134,467,139)
Proceeds from investments sold	15,117,554	15,930,065	9,096,342
Repayment of bank loans	99,779,754	50,661,971	58,594,377
Total investment activity	(44,802,241)	(28,136,294)	(66,776,420)

Net cash provided by (used in) operating activities	7,463,810	(15,039,390)	(60,124,786)

Cash flows from financing activities:
Issuance of shares of common stock	15,100,000	30,000,000	65,000,000
Distributions paid to common stockholders	(15,794,136)	(16,177,705)	(17,084,142)

Net cash (used in) provided by financing activities	(694,136)	13,822,295	47,915,858

Net increase (decrease) in cash and cash equivalents	6,769,674	(1,217,095)	(12,208,928)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	4,289,122	5,506,217	17,715,145

Cash and cash equivalents, end of period	$11,058,796	$4,289,122	$5,506,217

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$51	$52	$60
Payment-in-kind ("PIK") interest income	$257,412	$226,796	$91,960

(a)      Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2021

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (107.4%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 4.46% (Libor + 4.25%), maturity 7/9/25 (i)	6/28/2018	$4,215,792	$4,353,545	$4,168,783
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	6/26/2019	4,145,626	4,117,204	4,145,626
Young, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/7/24	11/6/2017	3,755,525	3,748,227	3,717,970
American Vision Partners, Senior Secured Term Loan, 6.50% (Libor + 5.75%), maturity 9/30/27 (i)(k)	9/22/2021	3,537,645	3,473,547	3,475,319
InHealth Medical Alliance, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 6/28/28	6/25/2021	3,491,250	3,457,150	3,377,784
PharMedQuest, Senior Secured Initial Term Loan, 6.75% (Libor + 5.75%), maturity 10/31/24 (k)	11/6/2019	3,290,898	3,262,290	3,266,217
Zest Dental, Senior Secured Initial Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 3/14/25 (i)	5/30/2018	3,239,110	3,251,658	3,169,814
Waystar, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 4.00%), maturity 10/22/26 (i)	9/19/2019	2,949,975	2,942,792	2,955,024
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%) PIK, maturity 8/18/23	8/18/2016	2,860,384	2,847,320	2,831,780
Zelis RedCard, Senior Secured Term B-1 Loan, 3.71% (Libor + 3.50%), maturity 9/30/26 (i)	9/27/2019	2,420,641	2,410,411	2,410,524
Soliant, Senior Secured Initial Term Loan, 5.00% (Libor + 4.25%), maturity 3/31/28	3/26/2021	2,331,250	2,313,766	2,331,250
Premise Health, Senior Secured Initial Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 7/10/25	8/15/2018	2,282,601	2,287,690	2,282,601
nThrive, Senior Secured Initial Loan (Second Lien), 7.25% (Libor + 6.75%), maturity 12/17/29 (i)	11/19/2021	2,000,000	1,970,000	2,005,377
Advanced Diabetes Supply, Senior Secured Term Loan December 2020, 6.25% (Libor + 5.25%), maturity 12/30/26	7/13/2021	1,995,000	1,975,300	1,995,000
Upstream Rehabilitation, Senior Secured August 2021 Incremental Term Loan (First Lien), 4.46% (Libor + 4.25%), maturity 11/20/26 (i)	10/24/2019	1,971,344	1,968,456	1,975,578
Alpaca, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 4/19/24 (i)(k)	4/19/2019	1,962,032	1,944,465	1,962,032
Press Ganey, Senior Secured Initial Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 7/24/26 (i)	7/23/2019	1,955,000	1,949,852	1,949,129
Gastro Health, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 7/3/28	7/2/2021	1,900,025	1,890,025	1,881,025
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 4.50%), maturity 12/22/25	12/19/2018	1,940,000	1,929,264	1,876,950
CareCentrix, Senior Secured Initial Term Loan, 4.71% (Libor + 4.50%), maturity 4/3/25 (i) (j)	4/2/2018	1,604,069	1,599,839	1,600,168
Symplr, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 12/22/27 (i)	11/23/2020	1,488,750	1,466,850	1,494,123
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/18/28	5/12/2021	1,496,250	1,489,050	1,488,769
Blue Cloud, Unitranche, 6.00% (Libor + 5.00%), maturity 12/31/27 (i)	12/13/2021	1,500,000	1,485,000	1,485,000
Quantum Health, Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 12/22/27	12/18/2020	1,492,500	1,470,450	1,481,306
Mission Veterinary Partners, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 4/27/28 (i)	12/15/2021	1,496,250	1,481,288	1,481,288
CPS, Unitranche, 6.25% (Libor + 5.25%), maturity 2/28/25 (k)	3/1/2019	1,462,164	1,449,283	1,462,164
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/1/24	1/10/2019	1,155,903	1,153,742	1,124,116
Solis Mammography, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 4/17/28 (i)	4/1/2021	1,060,833	1,051,433	1,059,560
nThrive, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 4.00%), maturity 12/18/28 (i)	11/19/2021	1,000,000	995,000	1,002,016
Wedgewood Pharmacy, Senior Secured Initial Term Loan, 5.00% (Libor + 4.25%), maturity 3/31/28	2/24/2021	997,500	987,800	997,500
Solis Mammography, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 8.00%), maturity 4/16/29	4/1/2021	1,000,000	985,600	992,500
Allied Benefit Systems, Senior Secured Initial Term B Loan, 5.50% (Libor + 4.50%), maturity 11/18/26	10/21/2020	990,000	977,586	990,000
Athena, Senior Secured Term B-1 Loan (First Lien), 4.46% (Libor + 4.25%), maturity 2/11/26 (i)	9/18/2019	980,038	973,278	981,573
Dermatologists of Central States, Senior Secured Term Loan, 9.50% (Libor + 8.50%), maturity 4/20/22 (i)(k)	3/12/2020	957,461	957,461	957,461
Alcami, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 4.25%), maturity 7/14/25	7/12/2018	967,500	964,765	928,800
UDG, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 4.25%), maturity 8/19/28 (i) (m)	8/6/2021	631,875	625,651	634,124
ImageFirst, Senior Secured Initial Term Loan, 5.25% (Libor + 4.50%), maturity 4/27/28	4/26/2021	588,182	585,414	585,241
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 4.25%), maturity 8/31/26 (i)	8/2/2019	526,700	522,986	527,034
MedRisk, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 5/10/28 (i)	4/1/2021	498,750	493,900	499,590
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 7/24/26 (i)	10/1/2020	496,256	492,037	497,719
AccentCare, Senior Secured 2021 Term Loan (First Lien), 4.21% (Libor + 4.00%), maturity 6/22/26 (i)	6/15/2021	497,500	497,500	496,317
RMP & MedA/Rx, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 2/6/25	3/22/2021	490,625	485,865	489,398
AmeriVet, Senior Secured Incremental Delayed Draw Term Loan, 5.75% (Libor + 4.75%), maturity 6/5/24	8/27/2021	463,710	449,085	461,391
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 2/6/25	2/27/2017	419,565	419,470	417,467
ATI Physical Therapy, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/10/23 (i)	6/28/2016	343,442	343,870	332,194
Alpaca, Senior Secured Revolver, 6.00% (Libor + 5.00%), maturity 4/19/24 (i)(k)	9/30/2019	129,426	125,543	129,426
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	6/26/2019	-	(7,619)	-

Services: Business
LegalShield, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 12/15/28 (i)	12/7/2021	4,500,000	4,455,000	4,496,243
InnovateMR, Unitranche, 6.75% (Libor + 5.75%), maturity 1/20/28 (i)(k)	12/16/2021	4,247,302	4,172,974	4,172,974
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/23/25 (i)	9/26/2019	3,910,000	3,884,414	3,910,000
RevSpring, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 4.25%), maturity 10/11/25 (i)	10/5/2018	3,880,000	3,877,022	3,891,124
Alliance Environmental Group, Unitranche, 7.00% (Libor + 6.00%), maturity 12/30/27 (i) (k)	12/30/2021	3,675,497	3,588,742	3,601,987
Veritext, Senior Secured Initial Term Loan (First Lien), 3.46% (Libor + 3.25%), maturity 8/1/25 (i)	8/14/2018	3,121,087	3,106,891	3,104,654
Fleetwash, Senior Secured Incremental Term Loan, 5.75% (Libor + 4.75%), maturity 10/1/24	9/25/2018	2,903,063	2,888,125	2,888,547
CoolSys, Senior Secured Closing Date Initial Term Loan, 5.50% (Libor + 4.75%), maturity 8/11/28 (i)	8/4/2021	2,590,278	2,559,670	2,578,679
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/9/27 (i)	3/6/2020	2,462,500	2,443,427	2,470,032
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	10/23/2020	2,364,497	2,342,229	2,346,764
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/10/25	2/6/2018	2,323,414	2,320,751	2,317,605

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2021

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business (continued)
The Facilities Group, Unitranche, 6.75% (Libor + 5.75%), maturity 11/30/27 (i)	12/10/2021	$2,258,671	$2,236,084	$2,236,084
Mediaocean, Senior Secured Initial Term Loan, 4.00% (Libor + 3.50%), maturity 12/15/28 (i)	12/9/2021	2,000,000	1,980,000	2,001,789
TRC Companies, Senior Secured Initial Term Loan (Second Lien), 7.25% (Libor + 6.75%), maturity 12/7/29	11/19/2021	2,000,000	1,980,000	1,985,000
ECi Software, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/9/27 (i)	9/17/2020	1,980,000	1,972,543	1,984,655
Veregy, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 11/3/27	11/2/2020	1,980,000	1,928,567	1,960,200
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 6/19/24	6/30/2017	1,939,630	1,939,630	1,939,630
Insight Global, Senior Secured Closing Date Term Loan, 6.75% (Libor + 6.00%), maturity 9/22/28 (j)	9/22/2021	1,496,250	1,463,626	1,492,509
Epic Staffing Group, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 2/5/27	2/3/2021	1,489,968	1,460,568	1,489,968
Eliassen Group, Senior Secured Initial Term B Loan, 4.46% (Libor + 4.25%), maturity 11/5/24	10/19/2018	1,478,116	1,474,158	1,478,116
OSG Billing Services, Senior Secured Term B Loan (First Lien), 5.50% (Libor + 4.50%), maturity 3/27/24	3/26/2018	1,444,391	1,441,757	1,429,947
First Advantage, Senior Secured Term B-1 Loan (First Lien), 2.96% (Libor + 2.75%), maturity 1/31/27 (i)	1/23/2020	1,100,312	1,089,150	1,097,467
Veritext, Senior Secured Initial Term Loan (Second Lien), 6.96% (Libor + 6.75%), maturity 7/31/26	8/14/2018	1,000,000	996,678	997,500
Divisions Maintenance Group, Senior Secured Term B Loan, 5.50% (Libor + 4.75%), maturity 5/27/28 (i)	5/21/2021	997,500	988,100	997,500
TRC Companies, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 12/8/28 (i)	11/19/2021	1,000,000	995,000	996,581
trustaff Management, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 3/6/28 (i)	12/9/2021	997,487	994,994	994,994
eResearch (ERT), Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 2/4/27 (i)	12/1/2020	989,956	989,956	994,805
WCG, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 1/8/27 (i)	12/13/2019	985,000	977,291	989,251
Diversified, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/23/23	4/19/2019	899,347	895,961	892,602
Secretariat International, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 12/29/28 (i)	12/16/2021	850,000	845,750	845,750
Therma Holdings, Senior Secured Initial Term Loan (2021), 4.75% (Libor + 4.00%), maturity 12/16/27 (i)	12/11/2020	498,750	497,600	499,234
System One, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 3/2/28 (i)	1/28/2021	497,500	495,300	497,500
Insight Global, Senior Secured Revolving Loan, 6.75% (Libor + 6.00%), maturity 9/22/27	9/23/2021	67,089	67,089	66,921
Alliance Environmental Group, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 12/30/27 (i) (k)	12/30/2021	-	(6,623)	-

High Tech Industries
Qlik, Senior Secured 2021 Refinancing Term Loan, 4.21% (Libor + 4.00%), maturity 4/26/24 (i)	3/29/2019	3,900,600	3,886,181	3,910,108
Netsmart, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/1/27 (i)	9/29/2020	3,473,750	3,460,658	3,487,188
Jaggaer, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 4.00%), maturity 8/14/26 (i)	8/9/2019	3,091,100	3,087,301	3,091,058
Ivanti Software, Senior Secured 2021 Specified Refinancing Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/1/27 (i)	11/20/2020	2,985,000	2,947,757	2,988,121
Infogroup, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 4/3/23 (i)	3/28/2017	2,859,887	2,849,374	2,736,884
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27 (i)	12/11/2020	2,632,290	2,607,384	2,637,045
Idera, Senior Secured Term B-1 Loan (First Lien), 4.50% (Libor + 3.75%), maturity 3/2/28 (i)	6/27/2017	2,599,317	2,598,562	2,600,118
Precisely, Senior Secured Third Amendment Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 4/24/28 (i)	3/19/2021	2,493,750	2,481,850	2,492,448
Flexera Software, Senior Secured Term B-1 Loan (First Lien), 4.50% (Libor + 3.75%), maturity 3/3/28 (i)	2/16/2020	2,390,742	2,390,742	2,396,181
PracticeTek, Unitranche, 5.71% (Libor + 5.50%), maturity 11/23/27 (i)(k)	11/22/2021	2,275,763	2,210,067	2,230,248
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 3/5/27 (i)(n)	1/16/2020	1,970,012	1,877,597	1,959,343
QuickBase, Senior Secured Term Loan (First Lien), 4.21% (Libor + 4.00%), maturity 4/2/26	3/29/2019	1,950,000	1,943,834	1,940,250
Intermedia , Senior Secured New Term Loan (First Lien), 7.00% (Libor + 6.00%), maturity 7/21/25 (i)	7/13/2018	1,940,000	1,931,203	1,931,121
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 4.00%), maturity 4/18/25 (i)	5/25/2018	1,641,251	1,647,580	1,642,542
OEConnection, Senior Secured Initial Term Loan, 4.21% (Libor + 4.00%), maturity 9/25/26 (i)	9/24/2019	1,608,578	1,603,485	1,606,567
Digital Room, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 5.25%), maturity 12/21/28 (i)	12/16/2021	1,500,000	1,485,000	1,493,953
Navex Global, Senior Secured Initial Term Loan (First Lien), 3.46% (Libor + 3.25%), maturity 9/5/25 (i)	8/15/2018	1,451,250	1,441,800	1,446,663
ORBCOMM, Senior Secured Closing Date Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 9/1/28 (i)	6/17/2021	997,500	992,500	999,322
Infoblox, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 12/1/27 (i)	10/7/2020	995,000	990,862	997,873
Veracode, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 11/5/27	10/30/2020	992,500	984,143	992,500
Barracuda, Senior Secured 2020 Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/12/25 (i)	3/2/2018	987,500	987,500	991,652
SmartBear, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.25%), maturity 3/3/28	11/20/2020	995,000	985,600	990,025
HelpSystems, Senior Secured Seventh Amendment Refinancing Loan (First Lien), 4.75% (Libor + 4.00%), maturity 11/19/26 (i)	12/19/2019	989,981	987,772	989,981
Imperva, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/12/26 (i)	9/23/2020	986,095	978,665	986,963
Unison, Unitranche, 8.00% (Libor + 7.00%), maturity 6/25/26 (k)	6/25/2020	985,000	965,242	985,000
Cloudera, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 10/8/28 (i)	8/10/2021	500,000	495,030	499,716
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 4.00%), maturity 10/16/26 (i)	3/13/2020	491,250	469,316	491,532
PracticeTek, Senior Secured Revolving Loan, 5.71% (Libor + 5.50%), maturity 11/23/27 (i)(k)	11/22/2021	-	(7,156)	-

Containers, Packaging & Glass
InMark, Senior Secured Incremental Term Loan, 7.00% (Libor + 6.00%), maturity 12/23/26 (i)(k)	12/10/2021	3,740,625	3,653,125	3,665,813
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/30/24 (j)	5/11/2017	3,353,069	3,345,694	3,244,094
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 4.00%), maturity 7/18/26 (i)	7/17/2019	2,879,678	2,868,302	2,861,680
Brook & Whittle, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 4.00%), maturity 12/14/28 (i)	12/9/2021	2,500,000	2,477,355	2,495,651
Packaging Coordinators, Senior Secured Term B Loan (First Lien), 4.50% (Libor + 3.75%), maturity 11/30/27 (i)	9/25/2020	2,468,813	2,460,773	2,473,420
Paragon Films, Senior Secured Closing Date Term Loan (First Lien), 5.50% (Libor + 5.00%), maturity 12/16/28 (i)	12/15/2021	2,000,000	1,978,515	1,980,000
Resource Label Group, Senior Secured Closing Date Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 7/7/28 (i)	7/2/2021	1,879,747	1,870,648	1,881,331
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 3/3/28 (i)	1/29/2021	1,828,762	1,820,245	1,819,627
Potters Industries, Senior Secured Initial Term Loan, 4.21% (Libor + 4.00%), maturity 12/14/27 (i)	11/19/2020	1,488,750	1,476,336	1,494,204
Technimark, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 7/7/28 (i)	6/30/2021	1,492,500	1,485,300	1,490,683
Tekni-Plex, Senior Secured Tranche B-3 Initial Term Loan, 4.50% (Libor + 4.00%), maturity 9/15/28 (i)	7/29/2021	1,054,520	1,052,080	1,056,280
Lacerta, Senior Secured Term Loan, 6.25% (Libor + 5.50%), maturity 12/30/26	2/8/2021	990,000	980,150	990,000
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 4.00%), maturity 7/31/26 (i)	7/25/2019	980,000	978,319	979,185
Tank Holding, Senior Secured 2020 Refinancing Term Loan (First Lien), 3.46% (Libor + 3.25%), maturity 3/26/26 (i)	3/21/2019	977,500	974,681	971,563
Applied Adhesives, Senior Secured Term A Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	3/12/2021	563,158	557,688	558,934
Golden West Packaging, Senior Secured Initial Term Loan, 6.00% (Libor + 5.25%), maturity 12/1/27	11/29/2021	500,000	495,000	496,250
Pregis Corporation, Senior Secured Third Amendment Refinancing Term Loan (First Lien), 4.50% (Libor + 4.00%), maturity 7/31/26	12/9/2020	498,750	496,681	492,516
Applied Adhesives, Senior Secured Revolving Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	3/12/2021	7,111	6,400	7,058

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2021

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Banking, Finance, Insurance & Real Estate
Confluence, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 7/31/28 (i) (j)	7/22/2021	$4,000,000	$3,980,000	$3,980,000
Ascensus, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.50%), maturity 8/2/28 (i)	11/17/2021	3,000,000	2,985,000	2,994,898
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 4.00%), maturity 3/18/27 (i)	2/6/2020	2,462,828	2,449,570	2,460,960
Newport Group, Senior Secured Initial Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 9/12/25 (i)	8/9/2018	2,421,181	2,412,499	2,419,686
American Beacon Advisors, Senior Secured Tranche D Term Loan (Second Lien), 9.00% (Libor + 8.00%), maturity 4/30/25	10/31/2017	2,117,133	2,122,175	2,117,133
Kestra Financial, Senior Secured Initial Term Loan, 4.46% (Libor + 4.25%), maturity 6/3/26 (i)	4/29/2019	1,955,000	1,941,773	1,949,240
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%), maturity 10/31/22	10/9/2015	1,930,484	1,932,912	1,867,743
EPIC Insurance, Unitranche, 6.00% (Libor + 5.25%), maturity 9/29/28	8/27/2021	1,599,440	1,568,405	1,591,442
Orion, Senior Secured 2021 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 9/24/27 (i)	8/4/2020	1,485,028	1,470,028	1,489,469
SIAA, Unitranche, 7.25% (Libor + 6.25%), maturity 4/28/28	4/21/2021	1,172,517	1,152,547	1,172,517
Advisor Group, Senior Secured Term B-1 Loan, 4.71% (Libor + 4.50%), maturity 7/31/26 (i)	1/31/2020	1,029,433	1,025,199	1,033,203
LERETA, Senior Secured Initial Term Loan, 6.00% (Libor + 5.25%), maturity 7/30/28 (i)	7/27/2021	997,500	987,500	995,006
Community Brands, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 12/2/22	5/2/2018	817,262	815,063	811,133
Sedgwick Claims, Senior Secured Initial Term Loan, 3.46% (Libor + 3.25%), maturity 12/31/25 (i)	2/12/2020	489,899	489,422	486,901

Chemicals, Plastics & Rubber
DuBois Chemicals, Senior Secured Term Loan (Second Lien) - 2019, 8.71% (Libor + 8.50%), maturity 9/30/27	10/8/2019	3,000,000	2,975,353	2,985,000
Vertellus, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 12/22/27	12/18/2020	2,977,500	2,905,500	2,970,056
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 1/31/25 (i)	1/26/2018	2,627,625	2,633,804	2,574,630
Unifrax, Senior Secured USD Term Loan (First Lien), 3.96% (Libor + 3.75%), maturity 12/12/25 (i)	11/5/2018	2,426,216	2,407,584	2,403,249
Boyd Corp, Senior Secured Initial Loan (Second Lien), 6.96% (Libor + 6.75%), maturity 9/6/26 (i)	8/16/2018	2,000,000	2,001,674	1,996,853
USALCO, Senior Secured Term Loan A, 7.00% (Libor + 6.00%), maturity 10/19/27	10/26/2021	2,000,000	1,980,000	1,985,000
Meridian Adhesives Group, Senior Secured Initial Term Loan, 4.75% (Libor + 4.00%), maturity 7/24/28	7/16/2021	2,000,000	1,980,300	1,985,000
Q Holding, Senior Secured Term B Loan (2019), 6.00% (Libor + 5.00%), maturity 12/29/23	8/20/2019	1,955,000	1,948,615	1,935,450
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 4.71% (Libor + 4.50%), maturity 9/30/26	10/8/2019	1,777,250	1,745,650	1,763,920
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/31/25 (i)	3/22/2018	962,500	959,965	959,012
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 10/28/24 (i)	11/30/2018	967,254	956,813	951,552
Polytek, Senior Secured Term Loan, 5.75% (Libor + 4.75%), maturity 9/20/24	12/23/2020	495,081	490,381	492,606
Ascensus Specialties, Senior Secured Initial Term Loan, 5.00% (Libor + 4.25%), maturity 6/30/28 (i)	12/3/2021	498,744	488,744	488,770
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 9/6/25 (i)	11/7/2018	492,366	465,615	487,876
Vertellus, Senior Secured Revolving Credit Loan, 7.00% (Libor + 6.00%), maturity 12/22/25	12/18/2020	106,972	94,817	106,705
USALCO, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 10/19/26	10/26/2021	24,194	20,968	24,012

Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 7/26/24	10/1/2019	5,222,307	5,181,858	5,222,307
HDT Global, Senior Secured Initial Term Loan, 6.50% (Libor + 5.75%), maturity 7/8/27	6/30/2021	3,412,500	3,307,500	3,378,375
StandardAero, Senior Secured 2020 Term B-1 Loan, 3.71% (Libor + 3.50%), maturity 4/6/26 (i)	1/24/2019	3,271,155	3,264,358	3,197,669
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 4/30/26	5/10/2018	2,000,000	2,007,007	1,920,000
Whitcraft, Unitranche, 7.00% (Libor + 6.00%), maturity 4/3/23	3/6/2020	1,962,398	1,954,769	1,918,244
StandardAero, Senior Secured 2020 Term B-2 Loan, 3.71% (Libor + 3.50%), maturity 4/6/26 (i)	1/24/2019	1,758,685	1,755,031	1,719,177
Tronair, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%) cash, 0.50% PIK, maturity 9/8/23	9/30/2016	1,372,158	1,369,408	1,325,504
Peraton, Senior Secured Term B Loan (First Lien), 4.50% (Libor + 3.75%), maturity 2/1/28 (i)	2/23/2021	992,500	988,100	995,090
Amentum, Senior Secured Tranche 2 Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 1/29/27 (i)	10/29/2020	992,500	975,947	994,823
Amentum, Senior Secured Tranche 1 Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 1/29/27 (i)	1/24/2020	985,000	960,031	974,961
API Technologies, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 4.25%), maturity 5/9/26	1/15/2020	979,900	956,544	962,751
BlueHalo, Unitranche, 7.00% (Libor + 6.00%), maturity 10/31/25	11/17/2021	499,027	491,527	495,284
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/30/25 (i)	7/18/2019	487,900	486,144	470,917
Novaria Group, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 1/27/27	1/24/2020	481,818	477,971	466,159
BlueHalo, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 10/31/25	11/17/2021	25,305	23,815	25,115

Capital Equipment
FloWorks, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 5.00%), maturity 12/27/28 (i)	12/27/2021	4,000,000	3,850,000	3,960,000
Plaskolite, Senior Secured 2021-1 Refinancing Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/15/25 (i)	12/12/2018	3,880,675	3,836,318	3,850,705
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 3.96% (Libor + 3.75%), maturity 9/30/24 (i)	4/20/2018	2,037,185	2,037,185	2,011,277
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/1/25 (i)	2/19/2020	1,500,000	1,482,834	1,506,460
Edward Don, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/2/25	6/26/2018	1,370,943	1,367,973	1,302,395
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/31/28 (i)	3/17/2021	1,184,544	1,181,906	1,184,320
TriMark, Senior Secured Initial Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 8/28/24	6/13/2018	973,447	902,470	759,288
Culligan, Senior Secured Initial Term B Loan, 4.50% (Libor + 4.00%), maturity 7/31/28 (i)	6/17/2021	500,000	497,500	502,107
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 6.71% (Libor + 6.50%), maturity 10/1/26	2/11/2020	500,000	503,008	498,750
Infinite Electronics, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/2/28 (i)	2/24/2021	497,500	496,400	496,938
Duravant, Senior Secured Incremental Amendment No. 5 Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 5/19/28 (i)	3/5/2020	492,424	492,424	492,387
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/2/24 (i)	10/24/2018	483,627	486,011	485,701
Flow Control Group, Senior Secured Amendment No. 1 Delayed Draw Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/31/28 (i)	7/27/2021	421,493	420,243	421,414

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedules of Investments (Continued)
As of December 31, 2021
(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Consumer
A Place For Mom, Senior Secured Term Loan, 4.75% (Libor + 3.75%), maturity 2/10/26	7/28/2017	$2,611,593	$2,611,369	$2,565,890
Weld North, Senior Secured 2021 Term Loan, 4.75% (Libor + 3.75%), maturity 12/21/27 (i)	12/21/2020	2,420,419	2,420,419	2,424,416
Smart Start, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.50%), maturity 12/16/28 (i)	12/10/2021	2,000,000	1,980,000	1,980,000
Smart Start, Senior Secured Term B Loan (Second Lien), 8.25% (Libor + 7.75%), maturity 12/16/29 (i)	12/10/2021	2,000,000	1,960,000	1,960,000
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 3.21% (Libor + 3.00%), maturity 5/14/26 (i)	5/8/2019	1,532,172	1,529,857	1,527,120
FullBloom, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 12/15/28 (i)	12/10/2021	1,500,000	1,485,000	1,485,000
Ned Stevens, Senior Secured Term A Loan, 6.50% (Libor + 5.50%), maturity 9/30/25 (k)	9/30/2019	1,405,229	1,388,225	1,405,229
Teaching Strategies, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.25%), maturity 8/31/28	8/19/2021	1,000,000	990,060	1,000,000
Spring Education, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 4.25%), maturity 7/30/25 (i)	7/26/2018	967,500	966,117	941,386
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.50% (Libor + 5.50%), maturity 5/9/25 (i)	5/4/2018	718,618	712,798	710,570
Ned Stevens, Senior Secured Revolving Loan, 6.50% (Libor + 5.50%), maturity 9/30/25 (k)	9/30/2019	-	(2,614)	-

Transportation: Cargo
Evans Network, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 8/19/28 (i)	8/6/2021	3,664,286	3,624,286	3,652,180
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 10/12/24 (i)	11/20/2018	3,571,843	3,569,083	3,546,929
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	11/12/2020	2,117,015	2,097,983	2,111,723
AIT Worldwide Logistics, Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 4/6/28 (i)	12/9/2021	1,995,000	1,990,013	1,995,707
Worldwide Express, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 7/26/28 (i)	7/23/2021	1,500,000	1,488,750	1,505,619
Omni Logistics, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 12/30/26	11/24/2021	1,109,719	1,098,000	1,101,396
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 6.00% (Libor + 5.00%), maturity 12/30/25	11/24/2021	28,459	27,320	28,245

Beverage, Food & Tobacco
Bettcher Industries, Senior Secured Initial Term Loan (Second Lien), 7.75% (Libor + 7.25%), maturity 12/14/29 (i)	12/13/2021	2,500,000	2,475,000	2,475,000
Sovos Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.75%), maturity 6/8/28 (i)	6/8/2021	2,033,001	2,033,001	2,035,909
Bettcher Industries, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 4.00%), maturity 12/14/28 (i)	12/13/2021	2,000,000	1,980,000	1,980,000
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 8/25/25	8/22/2018	1,935,000	1,930,127	1,905,975
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 6/9/28	6/7/2021	1,496,250	1,485,300	1,485,028
Monogram Foods, Senior Secured Cov-Lite Term Loan B, 4.50% (Libor + 4.00%), maturity 8/28/28	8/13/2021	1,000,000	990,000	992,500

Automotive
Highline, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 11/9/27 (i)	10/29/2020	2,842,159	2,776,983	2,819,912
Rough Country, Senior Secured Initial Term Loan (First Lien), 4.25% (Libor + 3.50%), maturity 7/28/28 (i)	7/26/2021	1,995,000	1,990,000	1,995,000
Truck Hero, Senior Secured Initial Term Loan, 4.00% (Libor + 3.25%), maturity 1/31/28 (i)	1/20/2021	1,488,750	1,488,750	1,485,737
Safe Fleet, Senior Secured Tranche B-1 Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 2/3/25	11/28/2018	967,500	950,885	960,244
IXS, Senior Secured Initial Term Loan, 5.00% (Libor + 4.25%), maturity 3/5/27 (i)	2/27/2020	794,417	792,552	782,495
Wheel Pros, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 5/11/28 (i)	4/23/2021	498,750	494,350	498,850
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 7.75% (Libor + 6.75%), maturity 2/2/26	2/7/2020	500,000	491,417	496,250

Construction & Building
Tangent, Senior Secured Closing Date Term Loan (First Lien), 4.96% (Libor + 4.75%), maturity 11/30/24 (i)	10/2/2019	1,792,819	1,783,355	1,774,891
PlayPower, Senior Secured Initial Term Loan, 5.71% (Libor + 5.50%), maturity 5/8/26	5/10/2019	1,756,917	1,756,917	1,686,640
PlayCore, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 9/29/25	2/7/2020	1,500,000	1,475,188	1,500,000
PlayCore, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 9/30/24 (i)	9/18/2017	956,924	955,673	955,693
CHI Overhead Doors, Senior Secured Third Amendment Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 7/31/25 (i)	7/28/2015	615,739	617,179	617,221
Acuren, Senior Secured Initial Term Loan, 4.21% (Libor + 4.00%), maturity 1/23/27	1/17/2020	479,011	477,104	479,011
Hoffman Southwest, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/14/23	5/16/2019	446,460	446,911	441,437

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 3/20/25	3/16/2018	3,849,619	3,850,157	3,806,310
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/22	9/2/2015	1,875,184	1,869,627	1,814,241
ABB Optical, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 6/15/23	6/14/2016	1,424,830	1,425,559	1,389,209

Hotels, Gaming & Leisure
Aimbridge, Senior Secured Initial Term Loan (2019) (First Lien), 3.96% (Libor + 3.75%), maturity 2/2/26 (i)	1/17/2019	2,922,725	2,915,974	2,871,577
Northstar, Senior Secured Term Loan, 6.75% (Libor + 6.25%) cash, 1.00% PIK, maturity 6/7/24	5/8/2017	1,366,260	1,366,260	1,321,856
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	10/19/2016	1,119,231	1,115,110	895,385

Consumer Goods: Non-durable
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/21/23 (i)	11/9/2016	2,393,770	2,389,338	2,245,348
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23 (j)	11/2/2016	2,029,843	2,023,255	1,994,321
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.50%), maturity 9/11/23	9/29/2016	1,881,139	1,875,639	1,857,624
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.50% (Libor + 9.50%), maturity 11/21/24	2/7/2020	1,250,000	1,250,000	1,209,375

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.
Schedules of Investments (Continued)
As of December 31, 2021
(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Media: Diversified & Production
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 2/9/26 (i)	1/16/2019	$2,924,905	$2,909,965	$2,928,921

Environmental Industries
Denali Water Solutions, Senior Secured Closing Date Term Loan, 5.00% (Libor + 4.25%), maturity 3/27/28	3/18/2021	1,990,000	1,970,000	1,967,613
Keter Environmental Services, Unitranche, 7.50% (Libor + 6.50%), maturity 10/29/27 (i)	11/5/2021	500,000	495,000	495,000
Keter Environmental Services, Unitranche, 7.50% (Libor + 6.50%), maturity 10/29/27 (i)	11/5/2021	4,560	4,514	4,514

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22 (i)	8/16/2019	1,937,063	1,926,533	1,917,692

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 3/28/25	6/15/2021	1,490,973	1,488,636	1,472,336

Forest Products & Paper
Loparex, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 4.50%), maturity 7/31/26	7/29/2019	1,466,250	1,455,917	1,462,584

Retail
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24 (i)	10/17/2018	967,287	971,481	952,067
StubHub, Senior Secured USD Term B Loan, 3.71% (Libor + 3.50%), maturity 2/12/27 (i)	1/31/2020	490,000	488,093	481,558

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%) PIK, maturity 12/20/24	12/20/2016	2,171,946	2,166,066	1,346,607

Utilities: Water
Aegion, Senior Secured Initial Term Loan, 5.50% (Libor + 4.75%), maturity 5/17/28	4/1/2021	997,500	992,800	995,006

Energy: Electricity
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.21% (Libor + 4.00%), maturity 8/14/26	8/14/2019	977,500	975,628	962,838

Consumer Goods: Durable
Careismatic Brands, Senior Secured Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 1/6/28 (i)	1/22/2021	497,500	496,400	496,361

Total Bank Loans			$403,106,122	$401,708,017

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.4%)(g)(h):

High Tech Industries
PracticeTek, Class A Units (318,350 Class A units, Fair value of $348,282)(k)(l)(o)	11/22/2021		$348,282	$348,282

Services: Business
Alliance Environmental Group, A-1 Preferred Units (331,126 A-1 Preferred Units, Fair value of $331,126)(k)(l)(p)	12/30/2021		331,126	331,126

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $280,604)(k)(l)(q)(t)	9/30/2019		261,438	280,604

Healthcare & Pharmaceuticals
Alpaca, Class A Units (45,746 Class A Units, Fair value of $205,742)(k)(l)(r)(t)	4/19/2019		80,512	205,742

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A units, Fair value of $180,603)(l)(m)(t)	12/22/2020		165,138	180,603

Total Equity and Preferred Shares			$1,186,496	$1,346,357

Total Portfolio Investments(u)			$404,292,618	$403,054,374

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	All or portion of this security has an open position related to short-term borrowings, as described in footnote 8.
(k)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(l)	Investment is non-income producing.
(m)	The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.
(n)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(o)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(p)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(u)	At December 31, 2021, the cost of investments for income tax purposes was $404,292,618, the gross unrealized depreciation for federal tax purposes was $3,278,981, the gross unrealized appreciation for federal income tax purposes was $2,040,737, and the net unrealized depreciation was $1,238,244.

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
December 31, 2021
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

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements and related notes present the results of activity of the Company for the years ended December 31, 2021, 2020, and 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2021 and 2020. The cash was not subject to any restrictions on withdrawal.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The adopted rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The Company will continue to review the adopted rule and its impact on the Company and its valuation policies and intends to comply with such requirements on or before the SEC’s required compliance date of September 8, 2022.

Refer to Note 3 — Investments for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2021, the Company did not hold any investment on non-accrual. As of December 31, 2020, the Company had one investment on non-accrual which represented 0.28% and 0.17% of its total portfolio at cost and fair market value, respectively.

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

As of December 31, 2021, the Company held 231 investments in loans with OID. The Company accrued OID income of $438,390 for the year ended December 31, 2021. The unamortized balance of OID investments as of December 31, 2021, totaled $3,028,962. As of December 31, 2020, the Company held 197 investments in loans with OID. The Company accrued OID income of $392,902 for the year ended December 31, 2020. The unamortized balance of OID investments as of December 31, 2020, totaled $2,299,058.

As of December 31, 2021, the Company held four investments that had a PIK interest component. As of December 31, 2020, the Company held two investments that had a PIK interest component. During the years ended December 31, 2021 and 2020, the Company accrued PIK income in the amount of $257,412 and $226,796, respectively.

As of December 31, 2021 and 2020, the Company held $11,058,796 and $4,289,122 cash and cash equivalents, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company earned $1,634, $31,828, and $145,127, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

The Company accrued $111,954 of other income for the year ended December 31, 2021 related to amendment fees. The Company accrued $223,136 of other income for the year ended December 31, 2020 related to amendment fees. The Company accrued $71,864 of other income for the year ended December 31, 2019 related to amendment fees.

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

As of December 31, 2021, $153,189,910 of the Company’s investments were valued using unobservable inputs, and $249,864,464 were valued using observable inputs. During the year ended December 31, 2021, $12,547,774 transferred into Level 3 due to a decrease in observable prices in the market and $42,450,172 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2020, $199,000,205 of the Company’s investments were valued using unobservable inputs, and $156,359,638 were valued using observable inputs. During the year ended December 31, 2020, $13,462,046 transferred into Level 3 due to a decrease in observable prices in the market and $61,589,006 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

The following table presents the Company’s investments carried at fair value as of December 31, 2021 and 2020, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$239,920,774	$137,142,045	$377,062,819
Second lien debt	-	9,943,690	14,701,508	24,645,198
Equity and Preferred Shares	-	-	1,346,357	1,346,357
Total	$-	$249,864,464	$153,189,910	$403,054,374

	Assets at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$153,794,500	$170,910,171	$324,704,671
Second lien debt	-	2,400,000	27,290,845	29,690,845
Equity and Preferred Shares	-	165,138	799,189	964,327
Total	$-	$156,359,638	$199,000,205	$355,359,843

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2021. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of December 31, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$131,493,405	Matrix Pricing	Senior Leverage	2.66x - 19.28x	5.48x
			Total Leverage	2.66x - 19.28x	6.35x
			Interest Coverage	(1.00)x - 7.01x	2.53x
			Debt Service Coverage	(0.92)x - 5.85x	2.03x
			TEV Coverage	0.48x - 6.32x	2.44x
			Liquidity	28.32% - 871.75%	140.19%
			Spread Comparison	300bps - 700bps	468bps

Second lien debt	14,701,508	Matrix Pricing	Senior Leverage	4.05x - 11.68x	7.04x
			Total Leverage	4.05x - 11.68x	7.04x
			Interest Coverage	0.67x - 5.98x	2.84x
			Debt Service Coverage	0.53x - 4.66x	2.24x
			TEV Coverage	0.68x - 3.08x	1.70x
			Liquidity	56.63% - 353.33%	168.01%
			Spread Comparison	650bps - 950bps	782bps

Total	$146,194,913

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $6,994,997 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2021 and 2020 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Year Ended December 31, 2021	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2020	$170,910,171	$27,290,845	$799,189	$199,000,205
Transfers into Level 3	12,382,636	-	165,138	12,547,774
Transfers out of Level 3	(38,973,922)	(3,476,250)	-	(42,450,172)
Total gains:
Net realized gain (loss)(a)	212,994	51,513	(383,174)	(118,667)
Net unrealized appreciation (depreciation)(b)	20,736	(9,885)	483,620	494,471
New investments, repayments and settlements:(c)
Purchases	41,179,677	2,965,000	698,944	44,843,621
Settlements/repayments	(44,276,786)	(10,761,438)	-	(55,038,224)
Net amortization of premiums, PIK, discounts and fees	403,113	87,494	-	490,607
Sales	(4,716,574)	(1,445,771)	(417,360)	(6,579,705)
Fair Value as of December 31, 2021	$137,142,045	$14,701,508	$1,346,357	$153,189,910

(a)	Included in net realized gain on the accompanying Statement of Operations for the nine year ended December 31, 2021.

(b)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the year ended December 31, 2021.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Year Ended December 31, 2020	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2019	$227,392,535	$21,340,798	$719,257	$249,452,590
Transfers into Level 3	13,462,046	-	-	13,462,046
Transfers out of Level 3	(58,804,756)	(2,784,250)	-	(61,589,006)
Total gains:
Net realized loss(a)	(2,267,843)	-	-	(2,267,843)
Net unrealized (depreciation) appreciation(b)	(764,754)	23,820	77,564	(663,370)
New investments, repayments and settlements:(c)
Purchases	31,085,767	8,687,188	2,368	39,775,323
Settlements/repayments	(32,686,988)	-	-	(32,686,988)
Net amortization of premiums, PIK, discounts and fees	365,248	23,289	-	388,537
Sales	(6,871,084)	-	-	(6,871,084)
Fair Value as of December 31, 2020	$170,910,171	$27,290,845	$799,189	$199,000,205

(a)	Included in net realized loss on the accompanying Statement of Operations for the year ended December 31, 2020.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the year ended December 31, 2020.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at December 31, 2021 and 2020 were $346,421 and $(1,123,465), respectively.

Investment Activities

The Company held a total of 251 syndicated investments with an aggregate fair value of $403,054,374 as of December 31, 2021. During the year ended December 31, 2021, the Company invested in 216 new syndicated investments for a combined $150,158,668 and in existing investments for a combined $9,540,881. The Company also received $99,779,754 in repayments from investments and $15,117,554 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2021, the Company’s investment portfolio consisted of investments in 215 companies located in 35 states across 26 different industries, with an aggregate fair value of $403,054,374. The five largest investments at fair value as of December 31, 2021 totaled $22,205,933, or 5.51% of the Company’s total investment portfolio as of such date. As of December 31, 2021, the Company’s average investment was $1,610,728 at cost.

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

The following table outlines the Company’s investments by security type as of December 31, 2021 and 2020:

	December 31, 2021				December 31, 2020
		Percentage		Percentage		Percentage		Percentage
		of Total		of Total		of Total		of Total
	Cost	Investments	Fair Value	Investments	Cost	Investments	Fair Value	Investments
First lien debt	$378,430,188	93.60%	$377,062,819	93.55%	$327,535,610	91.24%	$324,704,671	91.37%
Second lien debt	24,675,934	6.10%	24,645,198	6.11%	30,167,095	8.40%	29,690,845	8.36%
Total Debt Investments	403,106,122	99.70%	401,708,017	99.66%	357,702,705	99.64%	354,395,516	99.73%
Equity and Preferred Shares	1,186,496	0.29%	1,346,357	0.33%	1,288,087	0.36%	964,327	0.27%
Total Equity Investments	1,186,496	0.29%	1,346,357	0.33%	1,288,087	0.36%	964,327	0.27%
Total Investments	$404,292,618	99.99%	$403,054,374	99.99%	$358,990,792	100.00%	$355,359,843	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$76,579,770	19.01%	$76,049,509	21.40%
Services: Business	63,977,738	15.87	50,490,828	14.21
High Tech Industries	49,862,684	12.37	61,586,355	17.33
Containers, Packaging & Glass	28,958,289	7.18	11,243,766	3.16
Banking, Finance, Insurance & Real Estate	25,369,331	6.29	16,984,886	4.78
Chemicals, Plastics & Rubber	24,290,294	6.03	31,878,575	8.97
Aerospace & Defense	24,066,376	5.97	20,755,039	5.84
Capital Equipment	17,471,742	4.33	9,834,504	2.77
Services: Consumer	16,280,215	4.04	15,809,209	4.45
Transportation: Cargo	13,941,799	3.46	7,974,497	2.24
Beverage, Food & Tobacco	10,874,412	2.70	4,394,178	1.24
Automotive	9,038,488	2.24	12,179,594	3.43
Construction & Building	7,454,893	1.85	9,664,073	2.72
Consumer Goods: Non-durable	7,306,668	1.81	4,868,015	1.37
Wholesale	7,009,760	1.74	7,121,878	2.00
Hotels, Gaming & Leisure	5,088,818	1.26	-	-
Media: Diversified & Production	2,928,921	0.73	-	-
Environmental Industries	2,467,127	0.61	-	-
Metals & Mining	1,917,692	0.48	968,139	0.27
Utilities: Electric	1,472,336	0.37	-	-
Forest Products & Paper	1,462,584	0.36	4,842,432	1.36
Retail	1,433,625	0.36	1,270,891	0.36
Media: Advertising, Printing & Publishing	1,346,607	0.33	3,735,229	1.05
Utilities: Water	995,006	0.25	-	-
Energy: Electricity	962,838	0.24	-	-
Consumer Goods: Durable	496,361	0.12	2,285,922	0.64
Telecommunications	-	-	-	-
Hotel, Gaming & Leisure	-	-	895,385	0.26
Health Care Equipment & Services	-	-	526,939	0.15
	$403,054,374	100.00%	$355,359,843	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Midwest	$86,519,371	21.47%	$78,184,041	22.00%
Northeast	96,521,842	23.95	89,419,521	25.16
West	60,016,533	14.89	55,600,298	15.65
Southwest	57,181,529	14.19	42,906,177	12.07
Southeast	57,007,985	14.14	41,633,230	11.72
East	33,945,083	8.42	37,063,003	10.43
Northwest	4,501,322	1.12	6,019,773	1.69
South	4,767,241	1.18	2,550,476	0.72
Other(a)	2,593,467	0.64	1,983,324	0.56
Total Investments	$403,054,373	100.00%	$355,359,843	100.00%

(a) The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.  The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2021:

For the Fiscal Years Ending December 31:	Amount
2022	$11,503,630
2023	25,103,106
2024	49,912,274
2025	69,306,825
2026	70,241,721
Thereafter	180,067,528
Total contractual repayments	406,135,084
Adjustments to cost basis on debt investments(a)	(3,028,962)
Total Cost Basis of Debt Investments Held at December 31, 2021:	$403,106,122

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

For the year ended December 31, 2021, the Company recorded base management fees $3,764,399 and waivers to the base management fees of $1,317,540, as set forth within the accompanying statements of operations. For the year ended December 31, 2020, the Company recorded base management fees $3,616,250 and waivers to the base management fees of $1,265,687, as set forth within the accompanying statements of operations. For the year ended December 31, 2019, the Company recorded base management fees $3,243,496 and waivers to the base management fees of $1,135,224, as set forth within the accompanying statements of operations.

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

For the year ended December 31, 2021, the Company recorded Incentive Fees related to net investment income of $848,440. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $763,596, as set forth within the accompanying statements of operations. For the year ended December 31, 2020, the Company recorded Incentive Fees related to net investment income of $1,818,457. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $1,596,800, as set forth within the accompanying statements of operations. For the year ended December 31, 2019, the Company recorded Incentive Fees related to net investment income of $2,620,312. Offsetting the incentive fees were waivers of the Incentive Fees related to net investment income of $2,115,919, as set forth within the accompanying statements of operations.

For the years ended December 31, 2021, 2020 and 2019, the Company did not record any Incentive Fees related to capital gains.

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

For each of the years ended December 31, 2021, 2020 and 2019, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2021 and 2020 on the Company’s accompanying statements of assets and liabilities were as follows:

	December 31, 2021	December 31, 2020
Net base management fee due to Adviser	$620,269	$597,141
Net incentive fee due to Adviser	20,060	17,703
Total fees due to Adviser, net of waivers	640,329	614,844
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$706,579	$681,094

Other Agreements

The Company may invest alongside other clients of the Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of the Company’s exemptive relief.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock par value $0.001 per share (the “Common Stock”), for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$17,758,609	$11,660,893	$16,060,580
Denominator for basic and diluted weighted average common shares	39,463,569	37,733,129	32,672,328
Basic and diluted net increase in net assets resulting from operations per common share	$0.45	$0.31	$0.49

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

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2021 of $15,794,187, or $0.40 per share. The tax character of the distributions declared and paid represented $15,541,807 from ordinary income and $252,380 from tax return of capital. The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2020 of $16,177,757, or $0.43 per share. The tax character of the distributions declared and paid represented $15,911,638 from ordinary income and $266,119 from tax return of capital.

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2021 and 2020, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2021 and 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Capital in excess of par value	$-	$-
Accumulated net investment income	-	(37,662)
Accumulated net realized gain (loss)	-	37,662

At December 31, 2021 and 2020, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31, 2021	As of December 31, 2020
Other temporary book/tax differences	$(172,677)	$(192,992)
Net tax basis unrealized depreciation	(1,238,244)	(3,630,949)
Accumulated net realized loss	(3,353,867)	(3,157,649)
Components of tax distributable (deficit) earnings at period end	$(4,764,788)	$(6,981,590)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2021.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2021, the Company has long-term capital loss carryforward of $3,353,867. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2019, 2020, and 2021 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2021, 2020, and 2019, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of December 31, 2021, $110,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of December 31, 2021 and December 31, 2020, were 39,961,408 and 38,343,580, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2021 and 2020:

	Common stock shares in issue
	Year Ended December 31, 2021	Year Ended December 31, 2020
Shares in issue, beginning of period	38,343,580	35,109,246
Common stock issued ($15,100,000 and $30,000,000, respectively )	1,617,823	3,234,328
Issuance of common shares in connection with dividend reinvestment plan ($51 and $52, respectively)	5	6
Shares in issue, end of period	39,961,408	38,343,580

The following table details the activity of Stockholders’ Equity for the years ended December 31, 2021 and 2020:

Year Ended December 31, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861
Net investment income	-	-	15,562,122	15,562,122
Net realized loss from investment transactions	-	-	(196,218)	(196,218)
Net change in unrealized appreciation on investments	-	-	2,392,705	2,392,705
Issuance of shares	1,618	15,098,382	-	15,100,000
Distributions to Stockholders	-	(252,380)	(15,541,807)	(15,794,187)
Reinvested Dividends	-	51	-	51
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334

Year Ended December 31, 2020	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2019	$35,110	$334,095,408	$(2,730,845)	$331,399,673
Net investment income	-	-	15,931,953	15,931,953
Net realized loss from investment transactions	-	-	(2,487,206)	(2,487,206)
Net change in unrealized depreciation on investments	-	-	(1,783,854)	(1,783,854)
Issuance of shares	3,233	29,996,767	-	30,000,000
Distributions to Stockholders	-	(266,119)	(15,911,638)	(16,177,757)
Reinvested Dividends	-	52	-	52
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2021, the Company had short-term borrowings outstanding of $8,224,250. For the year ended December 31, 2021. As of December 31, 2020, the Company had no short-term borrowings.

Note 9. Commitments and Contingencies

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

The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2021 and December 31, 2020:

Investment	Industry	December 31, 2021	December 31, 2020
PracticeTek, Senior Secured Delayed Draw Term Loan, 6.50% (Libor + 5.50%), maturity 11/23/27	High Tech Industries	$2,862,595	$-
American Vision Partners, Senior Secured Delayed Draw Term Loan, 6.50% (Libor + 5.75%), maturity 9/30/27	Healthcare & Pharmaceuticals	1,453,488	-
InMark, Senior Secured Initial Delayed Draw Term Loan, 7.00% (Libor + 6.00%), maturity 12/23/26	Containers, Packaging & Glass	1,250,000	-
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	Healthcare & Pharmaceuticals	761,905	1,100,952
The Facilities Group, Senior Secured Delayed Draw Term Loan, 6.75% (Libor + 5.75%), maturity 11/30/27	Services: Business	758,671	-
Alliance Environmental Group, Senior Secured Delayed Draw Term Loan, 7.00% (Libor + 6.00%), maturity 12/30/23	Services: Business	662,252	-
AmeriVet, Senior Secured Incremental Delayed Draw Term Loan, 5.75% (Libor + 4.75%), maturity 6/5/24	Healthcare & Pharmaceuticals	536,000	-
Brook & Whittle, Senior Secured Delayed Draw Term Loan (First Lien), 4.50% (Libor + 4.00%), maturity 12/14/28	Containers, Packaging & Glass	529,101	-
CoolSys, Senior Secured Delayed Draw Term Loan, 5.50% (Libor + 4.75%), maturity 8/11/28	Services: Business	465,278	-
Therapy Brands, Senior Secured Delayed Draw Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 5/18/28	Healthcare & Pharmaceuticals	382,979	-
Vertellus, Senior Secured Revolving Credit Loan, 7.00% (Libor + 6.00%), maturity 12/22/25	Chemicals, Plastics & Rubber	379,266	486,239
PracticeTek, Senior Secured Revolving Loan, 5.71% (Libor + 5.50%), maturity 11/23/27	High Tech Industries	357,824	-
Alliance Environmental Group, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 12/30/27	Services: Business	331,126	-
Evans Network, Senior Secured Delayed Draw Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 8/19/28	Transportation: Cargo	326,531	-
USALCO, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 10/19/26	Chemicals, Plastics & Rubber	298,387	-
Paragon Films, Senior Secured Delayed Draw Term Loan (First Lien), 5.50% (Libor + 5.00%), maturity 12/16/28	Containers, Packaging & Glass	297,030	-
Dessert Holdings, Senior Secured Delayed Draw Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 6/9/28	Beverage, Food and Tobacco	281,250	-
EPIC Insurance, Senior Secured Delayed Draw Term Loan, 6.00% (Libor + 5.25%), maturity 9/29/28	Banking, Finance, Insurance & Real Estate	241,379	-
Capstone Logistics, Senior Secured Initial DDTL Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	Transportation: Cargo	221,132	-
Service Logic, Senior Secured Delayed Draw Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	Services: Business	196,154	-
Ned Stevens, Senior Secured Revolving Loan, 6.50% (Libor + 5.50%), maturity 9/30/25	Services: Consumer	130,719	130,719
Alpaca, Senior Secured Revolver, 6.00% (Libor + 5.00%), maturity 4/19/24	Healthcare & Pharmaceuticals	129,426	51,770
EPIC Insurance, Senior Secured Revolving Loan, 6.00% (Libor + 5.25%), maturity 9/30/27	Banking, Finance, Insurance & Real Estate	125,909	-
Omni Logistics, Senior Secured Tranche 2 DDTL (First Lien), 6.00% (Libor + 5.00%), maturity 12/30/26	Transportation: Cargo	118,750	-
Therma Holdings, Senior Secured Initial DDTL (2021), 4.00% (Libor + 3.25%), maturity 12/16/27	Services: Business	96,880	-
Gastro Health, Senior Secured Delayed Draw Term Loan (First Lien), 5.25% (Libor + 4.50%), maturity 7/3/28	Healthcare & Pharmaceuticals	94,975	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 6.00% (Libor + 5.00%), maturity 12/30/25	Transportation: Cargo	85,376	-
Tekni-Plex, Senior Secured Tranche B-3 DDTL Term Loan, 4.50% (Libor + 4.00%), maturity 9/15/28	Containers, Packaging & Glass	84,681	-
Flow Control Group, Senior Secured Amendment No. 1 Delayed Draw Term Loan (First Lien), 4.25% (Libor + 3.75%), maturity 3/31/28	Capital Equipment	77,083	-
BlueHalo, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 10/31/25	Aerospace & Defense	73,967	-
Insight Global, Senior Secured Revolving Loan, 6.75% (Libor + 6.00%), maturity 9/22/27	Services: Business	67,089	-
Alpaca, Senior Secured Delayed Draw Term A-2 Loan, 5.75% (Libor + 4.75%), maturity 4/19/24	Healthcare & Pharmaceuticals	66,723	-
Applied Adhesives, Senior Secured Revolving Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	64,000	-
Applied Adhesives, Senior Secured Delayed Draw Term Loan, 5.75% (Libor + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	62,963	-
ImageFirst, Senior Secured Delayed Draw Tranche A Term Loan, 5.25% (Libor + 4.50%), maturity 4/27/28	Healthcare & Pharmaceuticals	22,727	-
Solis Mammography, Senior Secured Delayed Draw Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 4/17/28	Healthcare & Pharmaceuticals	20,000	-
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 10/29/27	Services: Business	-	546,154
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.75% (Libor + 4.00%), maturity 12/17/27	High Tech Industries	-	408,879
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	Transportation: Cargo	-	358,491
HighTower, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 1/31/25	Banking, Finance, Insurance & Real Estate	-	241,935
EverCommerce, Senior Secured Initial Term Loan, 5.74% (Libor + 5.50%), maturity 8/23/25	High Tech Industries	-	144,200
Therma Holdings, Senior Secured Initial Term Loan (2021), 4.75% (Libor + 4.00%), maturity 12/16/27	Services: Business	-	80,645
Worley Claims Services, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 4.00%), maturity 6/3/26	Services: Business	-	50,125
Stepping Stones, Senior Secured COVID-19 Revolving Loan, 6.75% (Libor + 5.75%), maturity 3/31/21(j)	Healthcare & Pharmaceuticals	-	36,644
Stepping Stones, Unitranche, 6.75% (Libor + 5.75%), maturity 12/12/24(j)	Healthcare & Pharmaceuticals	-	33,949
OEConnection, Senior Secured Initial Term Loan, 4.21% (Libor + 4.00%), maturity 9/25/26	High Tech Industries	-	5,865
		$13,913,615	$3,676,567

Unfunded commitments represent all amounts unfunded as of December 31, 2021 and 2020. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Per Share Data:
Net asset value, beginning of period	$9.31	$9.44	$9.46	$9.51	$9.55
Net investment income(a)	0.39	0.42	0.52	0.52	0.44
Net realized gain (loss) on investments and change in unrealized appreciation (depreciation) on investments(a)(b)(c)	0.06	(0.12)	(0.02)	(0.04)	(0.02)
Net increase in net assets resulting from operations	$0.45	$0.30	$0.50	$0.48	$0.42

Effect of equity capital activity
Distributions to stockholders from net investment income	(0.39)	(0.42)	(0.52)	(0.52)	(0.42)
Distributions to stockholders from capital gains	-	-	-	(0.01)	(0.03)
Distributions to stockholders from return of capital(c)(i)	(0.01)	(0.01)	-	-	(0.01)
Net asset value at end of period	$9.36	$9.31	$9.44	$9.46	$9.51
Total return(d)(g)	4.84%	3.22%	5.18%	4.94%	4.47%
Shares of common stock outstanding at end of period	39,961,408	38,343,580	35,109,246	28,269,649	21,988,238

Statement of Assets and Liabilities Data:
Net assets at end of period	$373,947,334	$356,882,861	$331,399,673	$267,423,235	$209,195,576
Average net assets(e)	372,049,959	350,696,066	316,110,129	241,057,371	180,098,537

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	1.61%	1.92%	2.32%	2.26%	2.23%
Ratio of net expenses to average net assets- annualized(g)	1.05%	1.10%	1.29%	1.25%	1.35%
Ratio of net investment income to average net assets- annualized	4.18%	4.54%	5.37%	5.21%	4.46%
Portfolio turnover(h)	4.15%	4.76%	2.91%	0.66%	1.92%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	For the year ended December 31, 2019, the 0.00 is due to rounding.
(d)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(e)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(f)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(h)	Not annualized.
(i)	As of December 31, 2021, the Company has current capital loss carryforward of $3,353,868.

Note 11. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2021	Quarter Ended December 31, 2020	Quarter Ended December 31, 2019
Statement of Operations Data:
Income
Total investment income	$4,924,605	$4,721,825	$5,434,922
Expenses
Net expense	983,103	985,548	1,015,174
Net investment income	3,941,502	3,736,277	4,419,748
Net realized gain (loss) on investments	253,950	(1,444,110)	52,428
Net change in unrealized appreciation on investments	23,299	4,948,268	249,483
Net increase in net assets resulting from operations	$4,218,751	$7,240,435	$4,721,659

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.10	$0.10	$0.13
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.11	0.19	0.13
Distributions declared per common share	0.20	0.21	0.25

Statement of Assets and Liabilities Data:
Total assets	$415,183,495	$360,602,977	$339,396,997
Total liabilities	41,236,161	3,720,116	7,997,324
Net assets	373,947,334	356,882,861	331,399,673
Net asset value per common share	9.36	9.31	9.44
Common shares outstanding	39,961,408	38,343,580	35,109,246
Weighted common shares outstanding - basic and diluted	39,961,406	38,343,578	35,092,171

Other Data:
Number of portfolio investments	251	216	174
Average investment amount (b)	$1,610,728	$1,661,994	$1,912,195
Percentage of new investments at floating rates (b)	100.00%	99.39%	99.38%

(a) Per share data is based on weighted average common stock outstanding for both basic and diluted.
(b) Based on cost of investments.

Note 12. Federal Tax Information (Unaudited)

Qualified interest income is exempt from nonresident alien (NRA) tax withholding. The percentage of the Fund’s ordinary income distributions derived from qualified interest income was 100%.

Note 13. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 14. Subsequent Events

Subsequent to December 31, 2021 through March 25, 2022, the Company invested $37,630,293 at cost in 25 different portfolio companies.

On December 23, 2021, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 3,205,128 shares of Common Stock, for an aggregate offering price of $30.0 million. The sale closed on January 12, 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment,management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “ Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

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

3. Exhibits

The following exhibits are filed as part of this annual report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 17, 2020).

10.1	Form of Investment Advisory Agreement (Incorporated by reference to Exhibit 10.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.2	Form of Administration Agreement (Incorporated by reference to Exhibit 10.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.3	Form of License Agreement (Incorporated by reference to Exhibit 10.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

10.5	Custodial Agreement, dated as of July 8, 2015, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.6	Management Fee Waiver Agreement, dated as of July 8, 2015, by and between the Company and the Adviser (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

10.7	Subscription Agreement, dated as of December 2, 2016, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 29, 2017).

10.8	Subscription Agreement, dated as of December 7, 2017, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 16, 2018).

10.9	Subscription Agreement, dated as of March 22, 2019, by and between the Company and Mercer Audax Credit Feeder Fund LP (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-01154), filed on May 15, 2019).

10.10	Subscription Agreement, dated as of September 23, 2019, by and between the Company and Mercer Audax Credit Feeder Fund LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-01154), filed on November 14, 2019).

10.11	Subscription Agreement, dated as of March 20, 2020, by and between the Company and Mercer Audax Credit Feeder Fund LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-01154), filed on June 18, 2020).

10.12	Subscription Agreement, dated as of May 28, 2021, by and between the Company and Mercer Audax Credit Feeder Fund LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File no. 814-01154), filed on August 13, 2021).

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

14.2	Code of Ethics (Incorporated by reference to Exhibit 99.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-55426), filed on June 5, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Administrative Fee Waiver Letter, dated as of November 10, 2016, by and between the Company and the Administrator (Incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q, File No. 814-01154, filed on November 14, 2016).

________________________________

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: March 25, 2022	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer

Date: March 25, 2022	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2022	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

Date: March 25, 2022	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: March 25, 2022	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 25, 2022	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 25, 2022	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 25, 2022	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director