Form 10-Q
period 2022-03-31
Audax Credit BDC Inc.
filed 2022-05-12
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 43,166,536 shares of common stock, par value $0.001 per share, outstanding as of May 12, 2022.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2022 and December 31, 2021

(Expressed in U.S. Dollars)

	March 31, 2022
	(unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $421,926,849 and $404,292,618, respectively)	$419,122,442	$403,054,374
Cash and cash equivalents	11,581,409	11,058,796
Interest receivable	1,513,151	1,043,554
Receivable from bank loan repayment	97,517	26,771
Other assets	157,500	-
Total assets	$432,472,019	$415,183,495

Liabilities
Accrued expenses and other liabilities	$419,781	$326,497
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	1,424,197	640,329
Payable for investments purchased	23,568,649	40,203,085
Total liabilities	$25,478,877	$41,236,161
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 43,166,536 and 39,961,408 shares issued and outstanding, respectively	$43,167	$39,961
Capital in excess of par value	408,668,955	378,672,161
Total distributable earnings	(1,718,980)	(4,764,788)
Total Net Assets	$406,993,142	$373,947,334

Net Asset Value per Share of Common Stock at End of Period	$9.43	$9.36

Shares Outstanding	43,166,536	39,961,408

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Investment Income
Interest income
Non-Control/Non-Affiliate	$5,389,818	$4,768,685
Other	384	274
Total interest income	5,390,202	4,768,959
Other income
Non-Control/Non-Affiliate	38,118	47,514
Total income	5,428,320	4,816,473

Expenses
Base management fee(a)	$1,038,439	$914,050
Incentive fee(a)	426,322	291,293
Administrative fee(a)	66,250	66,250
Directors’ fees	56,250	56,250
Professional fees	81,675	93,318
Other expenses	79,177	89,223
Interest expense	41,166	-
Expenses before waivers from investment adviser and administrator	1,789,279	1,510,384
Base management fee waivers(a)	(363,454)	(319,917)
Incentive fee waivers(a)	(383,690)	(262,164)
Total expenses, net of waivers	1,042,135	928,303
Net Investment Income	4,386,185	3,888,170

Realized and Unrealized Gain (Loss) on Investments
Net realized gain on investments	225,786	63,270
Net change in unrealized (depreciation) appreciation on investments	(1,566,163)	1,125,914
Net realized and unrealized (loss) gain on investments	(1,340,377)	1,189,184

Net Increase in Net Assets Resulting from Operations	$3,045,808	$5,077,354

Basic and Diluted per Share of Common Stock:
Net investment income	$0.10	$0.10
Net increase in net assets resulting from operations	$0.07	$0.13

Weighted average shares of common stock outstanding basic diluted	42,774,798	38,957,735

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operations
Net investment income	$4,386,185	$3,888,170
Net realized gain on investments	225,786	63,270
Net change in unrealized (depreciation) appreciation on investments	(1,566,163)	1,125,914
Net increase in net assets resulting from operations	3,045,808	5,077,354

Capital Share Transactions:
Issuance of common stock	30,000,000	6,200,000
Net increase in net assets from capital share transactions	30,000,000	6,200,000

Net Increase in Net Assets	33,045,808	11,277,354

Net Assets, Beginning of Period	373,947,334	356,882,861

Net Assets, End of Period	$406,993,142	$368,160,215

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$3,045,808	$5,077,354
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Net realized gain on investments	(225,786)	(63,270)
Net change in unrealized depreciation (appreciation) on investments	1,566,163	(1,125,914)
Accretion of original issue discount interest and payment-in-kind interest	(206,238)	(159,050)
Increase in interest receivable	(469,597)	(165,263)
Increase in receivable from bank loan repayment	(70,746)	(34,970)
Increase in other assets	(157,500)	(146,250)
Increase (decrease) in accrued expenses and other liabilities	93,284	(3,374)
Increase in fees due to investment advisor(a)	783,868	8,418
(Decrease) increase in payable for investments purchased	(16,634,436)	10,298,200
Investment activity:
Investments purchased	(33,568,785)	(31,758,494)
Proceeds from investments sold	4,047,932	5,113,536
Repayment of bank loans	12,318,646	16,092,791
Total investment activity	(17,202,207)	(10,552,167)

Net cash (used in) provided by operating activities	(29,477,387)	3,133,714

Cash flows from financing activities:
Issuance of shares of common stock	30,000,000	6,200,000

Net cash provided by financing activities	30,000,000	6,200,000

Net increase in cash and cash equivalents	522,613	9,333,714

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,058,796	4,289,122

Cash and cash equivalents, end of period	$11,581,409	$13,622,836

Supplemental non-cash information
Interest paid on short-term financing	$41,166	$-

Supplemental non-cash information
Payment-in-kind (“PIK”) interest income	$61,319	$40,499

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of March 31, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (102.5%)(g)(h):

Healthcare & Pharmaceuticals
Radiology Partners, Senior Secured Term B Loan (First Lien), 5.21% (Libor + 4.25%), maturity 7/9/25 (i)	6/28/2018	$4,215,792	$4,346,660	$4,176,019
Advarra, Senior Secured Initial Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/26	6/26/2019	4,135,031	4,108,030	4,135,031
Young, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/7/24 (i)	11/6/2017	3,745,696	3,738,763	3,745,696
American Vision Partners, Senior Secured Term Loan, 6.71% (Libor + 5.75%), maturity 9/30/27 (j)	9/22/2021	3,528,779	3,467,885	3,493,491
InHealth Medical Alliance, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 6/28/28	6/25/2021	3,482,500	3,450,105	3,369,319
PharMedQuest, Senior Secured Initial Term Loan, 6.75% (Libor + 5.75%), maturity 10/31/24 (j)	11/6/2019	3,288,398	3,261,221	3,271,956
Zest Dental, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 3.50%), maturity 3/14/25 (i)	5/30/2018	3,239,110	3,251,031	3,171,425
Waystar, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 10/22/26 (i)	9/19/2019	2,942,469	2,935,645	2,933,886
Physicians Endoscopy, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.75%) PIK, maturity 8/18/23	8/18/2016	2,853,037	2,840,626	2,810,241
Zelis RedCard, Senior Secured Term B-1 Loan, 4.46% (Libor + 3.50%), maturity 9/30/26 (i)	9/27/2019	2,414,528	2,404,810	2,395,156
Soliant, Senior Secured Initial Term Loan, 5.21% (Libor + 4.25%), maturity 3/31/28	3/26/2021	2,325,000	2,308,390	2,325,000
Premise Health, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 3.50%), maturity 7/10/25	8/15/2018	2,276,703	2,281,537	2,276,703
Gastro Health, Senior Secured Initial Term Loan (First Lien), 5.46% (Libor + 4.50%), maturity 7/3/28 (i)	7/2/2021	1,990,000	1,980,500	1,990,000
nThrive, Senior Secured Initial Loan (Second Lien), 7.71% (Libor + 6.75%), maturity 12/17/29 (i)	11/19/2021	2,000,000	1,971,500	1,975,828
Upstream Rehabilitation, Senior Secured August 2021 Incremental Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 11/20/26	10/24/2019	1,966,391	1,963,648	1,956,559
Press Ganey, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 3.50%), maturity 7/24/26 (i)	7/23/2019	1,950,000	1,945,109	1,925,794
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 5.46% (Libor + 4.50%), maturity 12/22/25	12/19/2018	1,935,000	1,924,801	1,872,113
Advanced Diabetes Supply, Senior Secured Term Loan December 2020, 6.25% (Libor + 5.25%), maturity 12/30/26	7/13/2021	1,867,644	1,850,124	1,867,644
Quantum Health, Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien), 5.46% (Libor + 4.50%), maturity 12/22/27 (i)	12/18/2020	1,488,750	1,467,803	1,492,472
Blue Cloud, Unitranche, 6.00% (Libor + 5.00%), maturity 1/21/28	12/13/2021	1,500,000	1,477,797	1,488,750
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 5/18/28	5/12/2021	1,492,500	1,485,660	1,485,038
Mission Veterinary Partners, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 4/27/28 (i)	12/15/2021	1,492,500	1,478,286	1,472,053
Ivy Rehab, Senior Secured Initial Term Loan (First Lien), 5.71% (Libor + 4.75%), maturity 3/15/29 (i)	3/11/2022	1,500,000	1,470,000	1,470,000
Symplr, Senior Secured Initial Term Loan (First Lien), 5.46% (Libor + 4.50%), maturity 12/22/27 (i)	11/23/2020	1,485,000	1,464,195	1,469,820
CPS, Unitranche, 6.00% (Libor + 5.00%), maturity 2/28/25 (j)	3/1/2019	1,458,442	1,446,205	1,458,442
Tecomet, Senior Secured 2017 Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/1/24	1/10/2019	1,152,861	1,150,808	1,115,393
Solis Mammography, Senior Secured Initial Term Loan (First Lien), 5.71% (Libor + 4.75%), maturity 4/17/28	4/1/2021	1,058,333	1,049,403	1,050,396
Wedgewood Pharmacy, Senior Secured Initial Term Loan, 5.21% (Libor + 4.25%), maturity 3/31/28 (i)	2/24/2021	995,000	985,785	997,488
Solis Mammography, Senior Secured Initial Term Loan (Second Lien), 8.96% (Libor + 8.00%), maturity 4/16/29	4/1/2021	1,000,000	986,320	992,500
nThrive, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 12/18/28 (i)	11/19/2021	1,000,000	995,250	990,881
Micro Merchant Systems, Unitranche, 6.71% (Libor + 5.75%), maturity 12/14/27 (i) (j)	3/2/2022	1,000,000	988,889	990,000
Allied Benefit Systems, Senior Secured Initial Term B Loan, 5.50% (Libor + 4.50%), maturity 11/18/26	10/21/2020	987,500	975,706	985,031
CareCentrix, Senior Secured Initial Term Loan, 5.46% (Libor + 4.50%), maturity 4/3/25 (i)	4/2/2018	967,745	965,299	961,010
Dermatologists of Central States, Senior Secured Term Loan, 9.50% (Libor + 8.50%), maturity 5/13/22 (i) (j)	3/12/2020	954,986	954,986	954,986
Alcami, Senior Secured Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 7/14/25	7/12/2018	965,000	962,402	926,400
Forefront, Senior Secured Closing Date Term Loan, 5.21% (Libor + 4.25%), maturity 4/2/29 (i)	3/23/2022	842,520	825,669	825,669
UDG, Senior Secured Initial Dollar Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 8/19/28 (i) (l)	8/6/2021	631,875	625,962	628,716
ImageFirst, Senior Secured Initial Term Loan, 5.46% (Libor + 4.50%), maturity 4/27/28	4/26/2021	609,375	606,745	606,328
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 8/31/26 (i)	8/2/2019	525,353	521,825	519,454
MedRisk, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 5/10/28 (i)	4/1/2021	497,500	492,892	493,013
AccentCare, Senior Secured 2021 Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 6/22/26 (i)	6/15/2021	496,250	496,250	490,446
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 7/24/26 (i)	10/1/2020	495,009	491,001	488,865
RMP & MedA/Rx, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 2/6/25	3/22/2021	484,375	479,853	484,375
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 2/6/25	2/27/2017	414,044	413,954	413,009
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	6/26/2019	-	(7,619)	-

Services: Business
LegalShield, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 12/15/28 (i)	12/7/2021	4,500,000	4,457,250	4,449,177
InnovateMR, Unitranche, 6.75% (Libor + 5.75%), maturity 1/20/28 (i) (j)	12/16/2021	4,236,683	4,159,678	4,161,086
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 9/23/25	9/26/2019	3,900,000	3,875,694	3,900,000
RevSpring, Senior Secured Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 10/11/25	10/5/2018	3,870,000	3,867,171	3,860,325
Eliassen, Unitranche, 6.71% (Libor + 5.75%), maturity 4/7/28 (i)	3/31/2022	3,259,259	3,210,370	3,210,370
Veritext, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 3.25%), maturity 8/1/25 (i)	8/14/2018	3,113,027	3,099,541	3,072,878
Discovery Education, Unitranche, 6.71% (Libor + 5.75%), maturity 3/10/29 (i)	3/25/2022	3,000,000	2,947,500	2,947,500
Fleetwash, Senior Secured Incremental Term Loan, 5.75% (Libor + 4.75%), maturity 10/1/24	9/25/2018	2,895,619	2,881,428	2,866,663
CoolSys, Senior Secured Closing Date Initial Term Loan, 5.71% (Libor + 4.75%), maturity 8/11/28	8/4/2021	2,583,802	2,554,724	2,538,586
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/9/27 (i)	3/6/2020	2,456,250	2,438,130	2,443,952
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 10/29/27	10/23/2020	2,358,505	2,337,349	2,346,712
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (Libor + 4.00%), maturity 2/10/25 (i)	2/6/2018	2,317,141	2,314,612	2,314,361
The Facilities Group, Unitranche, 6.75% (Libor + 5.75%), maturity 11/30/27	12/10/2021	2,253,024	2,231,566	2,236,126
TRC Companies, Senior Secured Initial Term Loan (Second Lien), 7.71% (Libor + 6.75%), maturity 12/7/29	11/19/2021	2,000,000	1,981,000	1,985,000
Mediaocean, Senior Secured Initial Term Loan, 4.46% (Libor + 3.50%), maturity 12/15/28 (i)	12/9/2021	2,000,000	1,981,000	1,979,409
ECi Software, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 11/9/27 (i)	9/17/2020	1,975,000	1,967,916	1,956,038

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business (continued)
Veregy, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 11/3/27	11/2/2020	$1,975,000	$1,926,139	$1,955,250
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 6/19/24	6/30/2017	1,933,491	1,933,491	1,933,491
Addison Group, Senior Secured Initial Term Loan, 5.21% (Libor + 4.25%), maturity 12/29/28 (i)	1/19/2022	1,500,000	1,496,438	1,491,529
Insight Global, Senior Secured Closing Date Term Loan, 6.96% (Libor + 6.00%), maturity 9/22/28	9/22/2021	1,492,500	1,461,508	1,488,769
Epic Staffing Group, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 2/5/27	2/3/2021	1,486,222	1,458,292	1,486,222
Eliassen Group, Senior Secured Initial Term B Loan, 5.21% (Libor + 4.25%), maturity 11/5/24	10/19/2018	1,476,241	1,472,480	1,472,550
OSG Billing Services, Senior Secured Term B Loan (First Lien), 5.50% (Libor + 4.50%), maturity 3/27/24	3/26/2018	1,440,641	1,438,139	1,426,235
First Advantage, Senior Secured Term B-1 Loan (First Lien), 3.71% (Libor + 2.75%), maturity 1/31/27 (i)	1/23/2020	1,100,312	1,089,708	1,094,031
Restaurant Technologies, Senior Secured Initial Term Loan, 5.21% (Libor + 4.25%), maturity 4/2/29 (i)	3/17/2022	1,000,000	975,000	997,968
Veritext, Senior Secured Initial Term Loan (Second Lien), 7.71% (Libor + 6.75%), maturity 7/31/26	8/14/2018	1,000,000	996,844	997,500
trustaff Management, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 3/6/28 (i)	12/9/2021	994,975	992,606	990,509
Divisions Maintenance Group, Senior Secured Term B Loan, 5.71% (Libor + 4.75%), maturity 5/27/28 (i)	5/21/2021	995,000	986,070	990,114
TRC Companies, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 12/8/28 (i)	11/19/2021	1,000,000	995,250	987,208
eResearch (ERT), Senior Secured Initial Term Loan (First Lien), 5.50% (Libor + 4.50%), maturity 2/4/27 (i)	12/1/2020	987,443	987,443	985,319
WCG, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 1/8/27 (i)	12/13/2019	982,500	975,177	980,735
Diversified, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 12/23/23	4/19/2019	899,347	896,131	892,602
Secretariat International, Senior Secured Initial Term Loan (First Lien), 5.71% (Libor + 4.75%), maturity 12/29/28	12/16/2021	847,875	843,166	841,516
Therma Holdings, Senior Secured Initial Term Loan (2021), 4.96% (Libor + 4.00%), maturity 12/16/27	12/11/2020	500,135	499,018	500,135
System One, Senior Secured Initial Term Loan, 4.96% (Libor + 4.00%), maturity 3/2/28	1/28/2021	497,500	495,410	495,013
Insight Global, Senior Secured Revolving Loan, 6.96% (Libor + 6.00%), maturity 9/22/27	9/23/2021	26,836	26,836	26,768

High Tech Industries
Qlik, Senior Secured 2021 Refinancing Term Loan, 4.96% (Libor + 4.00%), maturity 4/26/24 (i)	3/29/2019	3,890,750	3,877,052	3,876,187
Netsmart, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 10/1/27 (i)	9/29/2020	3,465,000	3,452,563	3,450,506
Golden Source, Senior Secured , 6.50% (Libor + 5.50%), maturity 5/31/28 (i) (j)	3/25/2022	3,474,178	3,404,695	3,404,695
Jaggaer, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 8/14/26 (i)	8/9/2019	3,083,195	3,079,585	3,063,782
Ivanti Software, Senior Secured 2021 Specified Refinancing Term Loan (First Lien), 5.25% (Libor + 4.25%), maturity 12/1/27 (i)	11/20/2020	2,985,000	2,949,619	2,950,501
Infogroup, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 4/3/23 (i)	3/28/2017	2,852,381	2,842,393	2,717,865
Planview, Senior Secured Closing Date Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 12/17/27 (i)	12/11/2020	2,625,643	2,601,982	2,599,945
Idera, Senior Secured Term B-1 Loan (First Lien), 4.71% (Libor + 3.75%), maturity 3/2/28 (i)	6/27/2017	2,592,770	2,592,053	2,556,234
Precisely, Senior Secured Third Amendment Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 4/24/28 (i)	3/19/2021	2,487,500	2,476,195	2,464,259
PracticeTek, Unitranche, 6.46% (Libor + 5.50%), maturity 11/23/27 (i) (j)	11/22/2021	2,401,002	2,337,302	2,369,015
Flexera Software, Senior Secured Term B-1 Loan (First Lien), 4.71% (Libor + 3.75%), maturity 3/3/28 (i)	2/16/2020	2,384,704	2,384,704	2,361,803
HelpSystems, Senior Secured Term Loan, 4.96% (Libor + 4.00%), maturity 11/19/26 (i)	12/19/2019	1,984,917	1,977,819	1,964,893
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 4.46% (Libor + 3.50%), maturity 3/5/27 (i) (m)	1/16/2020	1,965,015	1,877,220	1,947,360
QuickBase, Senior Secured Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 4/2/26	3/29/2019	1,945,000	1,939,142	1,935,275
Intermedia , Senior Secured New Term Loan (First Lien), 7.00% (Libor + 6.00%), maturity 7/21/25	7/13/2018	1,935,000	1,926,643	1,901,138
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 4/18/25 (i)	5/25/2018	1,636,949	1,642,961	1,621,073
OEConnection, Senior Secured Initial Term Loan, 4.96% (Libor + 4.00%), maturity 9/25/26	9/24/2019	1,604,498	1,599,660	1,596,476
Digital Room, Senior Secured Closing Date Term Loan (First Lien), 6.21% (Libor + 5.25%), maturity 12/21/28 (i)	12/16/2021	1,500,000	1,485,750	1,477,589
Navex Global, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 3.25%), maturity 9/5/25 (i)	8/15/2018	1,447,500	1,438,523	1,433,472
ORBCOMM, Senior Secured Closing Date Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 9/1/28 (i)	6/17/2021	995,000	990,250	987,774
SmartBear, Senior Secured Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 3/3/28	11/20/2020	992,500	983,570	987,538
Veracode, Senior Secured Initial Term Loan, 4.96% (Libor + 4.00%), maturity 11/5/27 (i)	10/30/2020	990,000	982,061	986,716
Unison, Unitranche, 8.00% (Libor + 7.00%), maturity 6/25/26 (j)	6/25/2020	982,500	963,730	982,500
Barracuda, Senior Secured 2020 Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 2/12/25 (i)	3/2/2018	985,000	985,000	981,218
Infoblox, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 12/1/27 (i)	10/7/2020	992,500	988,569	980,850
Imperva, Senior Secured Term Loan, 5.00% (Libor + 4.00%), maturity 1/12/26 (i)	9/23/2020	983,567	976,508	972,990
Cloudera, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 10/8/28 (i)	8/10/2021	500,000	495,278	494,905
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 10/16/26 (i)	3/13/2020	490,000	469,162	487,345
PracticeTek, Senior Secured Revolving Loan, 6.46% (Libor + 5.50%), maturity 11/23/27 (i) (j)	11/22/2021	-	(7,156)	-

Chemicals, Plastics & Rubber
InMark, Senior Secured Incremental Term Loan, 7.00% (Libor + 6.00%), maturity 12/23/26 (i) (j)	12/10/2021	4,540,855	4,449,614	4,450,038
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 5/30/24	5/11/2017	3,344,325	3,337,319	3,235,635
Brook & Whittle, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 12/14/28 (i)	12/9/2021	2,556,581	2,534,753	2,531,015
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 7/18/26	7/17/2019	2,510,102	2,500,584	2,485,001
Packaging Coordinators, Senior Secured Term B Loan (First Lien), 4.71% (Libor + 3.75%), maturity 11/30/27 (i)	9/25/2020	2,462,594	2,454,956	2,449,431
Paragon Films, Senior Secured Closing Date Term Loan (First Lien), 5.96% (Libor + 5.00%), maturity 12/16/28 (i)	12/15/2021	2,000,000	1,979,589	1,980,000
Resource Label Group, Senior Secured Closing Date Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 7/7/28 (i)	7/2/2021	1,875,047	1,866,404	1,857,127
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 4.21% (Libor + 3.25%), maturity 3/3/28 (i)	1/29/2021	1,824,167	1,816,076	1,788,150
Potters Industries, Senior Secured Initial Term Loan, 4.96% (Libor + 4.00%), maturity 12/14/27 (i)	11/19/2020	1,485,000	1,473,206	1,485,891
Technimark, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 7/7/28	6/30/2021	1,488,750	1,481,910	1,477,584
Tekni-Plex, Senior Secured Tranche B-3 Initial Term Loan, 4.96% (Libor + 4.00%), maturity 9/15/28 (i)	7/29/2021	1,083,713	1,081,315	1,072,366
Lacerta, Senior Secured Term Loan, 6.46% (Libor + 5.50%), maturity 12/30/26	2/8/2021	987,500	978,143	987,500
Novolex, Senior Secured Term B Loan (First Lien), 5.21% (Libor + 4.25%), maturity 4/13/29 (i)	3/30/2022	1,000,000	975,000	975,000
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 7/31/26 (i)	7/25/2019	977,500	975,903	959,738
Applied Adhesives, Senior Secured Term A Loan, 5.96% (Libor + 5.00%), maturity 3/12/27	3/12/2021	561,908	556,712	557,693
Golden West Packaging, Senior Secured Initial Term Loan, 6.21% (Libor + 5.25%), maturity 12/1/27	11/29/2021	500,000	495,250	496,250
Pregis Corporation, Senior Secured Third Amendment Refinancing Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 7/31/26	12/9/2020	497,500	495,534	491,281
Applied Adhesives, Senior Secured Revolving Loan, 5.96% (Libor + 5.00%), maturity 3/12/27	3/12/2021	4,267	3,591	4,235

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Banking, Finance, Insurance & Real Estate
Confluence, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 7/31/28	7/22/2021	$3,990,000	$3,971,000	$3,990,000
Ascensus, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 3.50%), maturity 8/2/28 (i)	11/17/2021	2,992,500	2,978,286	2,957,298
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 3/18/27	2/6/2020	2,456,593	2,443,998	2,438,169
Newport Group, Senior Secured Term Loan, 4.46% (Libor + 3.50%), maturity 9/12/25	8/9/2018	2,414,925	2,406,677	2,414,925
American Beacon Advisors, Senior Secured Tranche D Term Loan (Second Lien), 9.00% (Libor + 8.00%), maturity 4/30/25	10/31/2017	2,117,133	2,121,922	2,117,133
EPIC Insurance, Unitranche, 6.21% (Libor + 5.25%), maturity 9/29/28 (i)	8/27/2021	2,115,962	2,082,521	2,100,093
Kestra Financial, Senior Secured Initial Term Loan, 5.21% (Libor + 4.25%), maturity 6/3/26	4/29/2019	1,950,000	1,937,435	1,950,000
Integro Insurance Brokers, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%), maturity 10/31/22	10/9/2015	1,930,484	1,932,791	1,814,655
Orion, Senior Secured 2021 Refinancing Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 9/24/27 (i)	8/4/2020	1,481,287	1,467,037	1,470,828
SIAA, Unitranche, 7.25% (Libor + 6.25%), maturity 4/28/28	4/21/2021	1,169,578	1,150,606	1,169,578
Advisor Group, Senior Secured Term B-1 Loan, 5.46% (Libor + 4.50%), maturity 7/31/26 (i)	1/31/2020	1,026,807	1,022,785	1,021,534
LERETA, Senior Secured Initial Term Loan, 6.21% (Libor + 5.25%), maturity 7/30/28 (i)	7/27/2021	995,000	985,500	995,128
Community Brands, Senior Secured Initial Term Loan, 6.50% (Libor + 5.75%), maturity 2/24/28	2/23/2022	1,000,000	977,975	992,500
Sedgwick Claims, Senior Secured Initial Term Loan, 4.21% (Libor + 3.25%), maturity 12/31/25 (i)	2/12/2020	488,636	488,183	483,521
EdgeCo, Senior Secured Third Amendment Term Loan, 5.75% (Libor + 4.75%), maturity 6/1/26 (i)	3/29/2022	300,000	295,500	295,500

Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 7/26/24 (i)	10/1/2019	5,209,053	5,170,626	5,196,030
HDT Global, Senior Secured Initial Term Loan, 6.71% (Libor + 5.75%), maturity 7/8/27	6/30/2021	3,368,750	3,269,000	3,309,797
StandardAero, Senior Secured 2020 Term B-1 Loan, 4.46% (Libor + 3.50%), maturity 4/6/26 (i)	1/24/2019	3,262,789	3,256,331	3,169,957
Amentum, Senior Secured Tranche 3 Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 2/15/29 (i)	2/10/2022	2,000,000	1,990,169	1,989,048
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 4/30/26	5/10/2018	2,000,000	2,006,657	1,920,000
Whitcraft, Unitranche, 7.00% (Libor + 6.00%), maturity 4/3/23	3/6/2020	1,957,384	1,950,137	1,908,450
StandardAero, Senior Secured 2020 Term B-2 Loan, 4.46% (Libor + 3.50%), maturity 4/6/26 (i)	1/24/2019	1,754,188	1,750,716	1,704,278
Tronair, Senior Secured Initial Term Loan (First Lien), 6.75% (Libor + 5.75%) cash, 0.50% PIK, maturity 9/8/23	9/30/2016	1,365,352	1,362,740	1,327,805
Amentum, Senior Secured Tranche 1 Term Loan (First Lien), 4.46% (Libor + 3.50%), maturity 1/29/27 (i)	1/24/2020	982,500	958,779	974,400
Peraton, Senior Secured Term B Loan (First Lien), 4.71% (Libor + 3.75%), maturity 2/1/28 (i)	2/23/2021	972,112	967,932	966,268
API Technologies, Senior Secured Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 5/9/26	1/15/2020	977,387	955,200	960,283
BlueHalo, Unitranche, 7.00% (Libor + 6.00%), maturity 10/31/25	11/17/2021	497,774	490,649	495,285
Novaria Group, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 1/27/27	1/24/2020	481,818	478,163	466,159
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 4/30/25 (i)	7/18/2019	486,696	485,028	463,216
BlueHalo, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 10/31/25	11/17/2021	54,502	53,087	54,230

Chemicals, Plastics & Rubber
DuBois Chemicals, Senior Secured Term Loan (Second Lien) - 2019, 9.46% (Libor + 8.50%), maturity 9/30/27	10/8/2019	3,000,000	2,976,586	2,985,000
Vertellus, Senior Secured Initial Term Loan, 7.00% (Libor + 6.00%), maturity 12/22/27	12/18/2020	2,977,500	2,909,100	2,962,613
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 4.25% (Libor + 3.25%), maturity 1/31/25 (i)	1/26/2018	2,620,800	2,626,670	2,535,190
Unifrax, Senior Secured USD Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 12/12/25 (i)	11/5/2018	2,419,962	2,402,263	2,343,946
USALCO, Senior Secured Term Loan A, 7.00% (Libor + 6.00%), maturity 10/19/27	10/26/2021	1,995,000	1,976,000	1,980,038
Meridian Adhesives Group, Senior Secured Initial Term Loan, 4.96% (Libor + 4.00%), maturity 7/24/28	7/16/2021	1,995,000	1,976,285	1,980,038
Boyd Corp, Senior Secured Initial Loan (Second Lien), 7.71% (Libor + 6.75%), maturity 9/6/26 (i)	8/16/2018	2,000,000	2,001,590	1,968,942
Q Holding, Senior Secured Term B Loan (2019), 6.00% (Libor + 5.00%), maturity 12/29/23	8/20/2019	1,950,000	1,943,934	1,930,500
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 5.46% (Libor + 4.50%), maturity 9/30/26	10/8/2019	1,772,773	1,742,753	1,759,477
Prince Minerals, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 3/31/25	3/22/2018	960,000	957,591	955,200
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 10/28/24 (i)	11/30/2018	964,736	954,817	930,792
Ascensus Specialties, Senior Secured Initial Term Loan, 5.21% (Libor + 4.25%), maturity 6/30/28	12/3/2021	497,489	487,989	493,758
Polytek, Senior Secured Term Loan, 6.00% (Libor + 5.00%), maturity 9/20/24	12/23/2020	493,840	489,375	490,137
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 3.50%), maturity 9/6/25 (i)	11/7/2018	491,094	465,680	481,022
USALCO, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 10/19/26	10/26/2021	104,839	101,774	104,052
Vertellus, Senior Secured Revolving Credit Loan, 7.00% (Libor + 6.00%), maturity 12/22/25	12/18/2020	-	(11,548)	-

Capital Equipment
FloWorks, Senior Secured Initial Term Loan (First Lien), 5.68% (Libor + 5.00%), maturity 12/27/28	12/27/2021	4,000,000	3,857,500	3,970,000
Tank Holding, Unitranche, 6.96% (Libor + 6.00%), maturity 3/31/28 (i)	3/25/2022	4,000,000	3,920,000	3,920,000
Plaskolite, Senior Secured 2021-1 Refinancing Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 12/15/25 (i)	12/12/2018	3,870,900	3,828,761	3,723,359
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 9/30/24	4/20/2018	2,037,185	2,037,185	2,026,999
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (Libor + 7.50%), maturity 12/1/25 (i)	2/19/2020	1,500,000	1,483,692	1,499,454
Radwell, Unitranche, 6.71% (Libor + 5.75%), maturity 4/1/29 (i)	3/11/2022	1,500,000	1,477,500	1,477,500
Edward Don, Senior Secured Initial Term Loan, 5.25% (Libor + 4.25%), maturity 7/2/25	6/26/2018	1,370,943	1,368,121	1,302,395
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 3/31/28 (i)	3/17/2021	1,181,568	1,179,062	1,164,734
TriMark, Senior Secured Second Amendment Tranche B Loan (Super Senior priority), 4.50% (Libor + 3.50%), maturity 8/28/24	1/31/2022	970,982	970,982	796,205
Culligan, Senior Secured 2022 Refinancing Term B Loan, 4.96% (Libor + 4.00%), maturity 7/31/28 (i)	6/17/2021	562,500	559,828	557,506
Restaurant Technologies, Senior Secured Initial Loan (Second Lien), 7.46% (Libor + 6.50%), maturity 10/1/26	2/11/2020	500,000	502,857	498,750
Infinite Electronics, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 3/2/28	2/24/2021	496,250	495,205	493,769
Flow Control Group, Senior Secured Amendment No. 1 Delayed Draw Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 3/31/28 (i)	7/27/2021	497,324	496,136	490,237
SPX Flow, Senior Secured Term Loan, 5.46% (Libor + 4.50%), maturity 4/5/29 (i)	3/18/2022	500,000	477,500	487,500
Duravant, Senior Secured Incremental Amendment No. 5 Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 5/19/28 (i)	3/5/2020	491,193	491,193	486,294
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/2/24 (i)	10/24/2018	482,368	484,632	480,846

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Consumer
Weld North, Senior Secured 2021 Term Loan, 4.75% (Libor + 3.75%), maturity 12/21/27 (i)	12/21/2020	$2,414,307	$2,414,307	$2,395,670
A Place For Mom, Senior Secured Term Loan, 5.50% (Libor + 4.50%), maturity 2/10/26	7/28/2017	2,228,372	2,228,190	2,194,947
Smart Start, Senior Secured Term B Loan (Second Lien), 8.71% (Libor + 7.75%), maturity 12/16/29	12/10/2021	2,000,000	1,962,000	1,985,000
Smart Start, Senior Secured Term B Loan (First Lien), 5.46% (Libor + 4.50%), maturity 12/16/28	12/10/2021	1,995,000	1,976,000	1,980,038
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 3.96% (Libor + 3.00%), maturity 5/14/26 (i)	5/8/2019	1,528,610	1,526,411	1,510,498
FullBloom, Senior Secured Initial Term Loan (First Lien), 5.00% (Libor + 4.25%), maturity 12/15/28	12/10/2021	1,500,000	1,485,750	1,488,750
Ned Stevens, Senior Secured Term A Loan, 6.25% (Libor + 5.25%), maturity 9/30/25 (j)	9/30/2019	1,398,693	1,382,539	1,398,693
Teaching Strategies, Senior Secured Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 8/31/28 (i)	8/19/2021	997,500	988,057	996,168
Spring Education, Senior Secured Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 7/30/25 (i)	7/26/2018	965,000	963,686	936,593
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 6.50% (Libor + 5.50%), maturity 5/9/25	5/4/2018	647,324	642,073	647,324
Ned Stevens, Senior Secured Revolving Loan, 6.25% (Libor + 5.25%), maturity 9/30/25 (j)	9/30/2019	-	(2,614)	-

Transportation: Cargo
Evans Network, Senior Secured Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 8/19/28	8/6/2021	3,655,102	3,617,102	3,636,827
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 10/12/24 (i)	11/20/2018	3,562,565	3,559,944	3,514,529
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	11/12/2020	2,111,672	2,093,592	2,106,393
AIT Worldwide Logistics, Senior Secured Initial Term Loan (First Lien), 5.71% (Libor + 4.75%), maturity 4/6/28 (i)	12/9/2021	1,990,000	1,985,262	1,976,743
Worldwide Express, Senior Secured Initial Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 7/26/28 (i)	7/23/2021	1,496,250	1,485,563	1,480,821
Omni Logistics, Senior Secured Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 12/30/26	11/24/2021	1,159,719	1,148,336	1,156,819
Magnate, Senior Secured Initial Term Loan (First Lien), 6.46% (Libor + 5.50%), maturity 12/29/28 (i)	3/11/2022	926,250	907,679	907,725
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 6.00% (Libor + 5.00%), maturity 12/30/25	11/24/2021	-	(1,119)	-

Beverage, Food & Tobacco
Bettcher Industries, Senior Secured Initial Term Loan (Second Lien), 7.93% (Libor + 7.25%), maturity 12/14/29	12/13/2021	2,500,000	2,476,250	2,481,250
Sovos Brands, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 6/8/28 (i)	6/8/2021	2,033,001	2,033,001	2,019,702
Bettcher Industries, Senior Secured Initial Term Loan (First Lien), 4.68% (Libor + 4.00%), maturity 12/14/28	12/13/2021	2,000,000	1,981,000	1,985,000
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 8/25/25	8/22/2018	1,930,000	1,925,371	1,908,288
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 6/9/28	6/7/2021	1,492,500	1,482,097	1,481,306
Monogram Foods, Senior Secured Initial Term Loan, 4.96% (Libor + 4.00%), maturity 8/28/28 (i)	8/13/2021	997,500	988,000	993,809

Construction & Building
Tangent, Senior Secured Closing Date Term Loan (First Lien), 5.71% (Libor + 4.75%), maturity 11/30/27	10/2/2019	1,790,471	1,781,479	1,785,995
PlayPower, Senior Secured Initial Term Loan, 6.46% (Libor + 5.50%), maturity 5/8/26	5/10/2019	1,752,056	1,752,056	1,629,412
PlayCore, Senior Secured Initial Term Loan (Second Lien), 8.75% (Libor + 7.75%), maturity 9/29/25	2/7/2020	1,500,000	1,476,429	1,500,000
Dodge Construction Network, Senior Secured Initial Term Loan (First Lien), 5.43% (Libor + 4.75%), maturity 2/23/29	2/10/2022	1,000,000	985,238	987,500
PlayCore, Senior Secured Initial Term Loan (First Lien), 4.75% (Libor + 3.75%), maturity 9/30/24	9/18/2017	954,426	953,237	952,040
Specialty Products & Insulation, Senior Secured Tranche B-1 Term Loan, 6.25% (Libor + 5.25%), maturity 12/21/27 (i)	3/16/2022	796,954	788,985	788,985
CHI Overhead Doors, Senior Secured Third Amendment Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 7/31/25 (i)	7/28/2015	614,180	615,548	609,553
Acuren, Senior Secured Initial Term Loan, 5.21% (Libor + 4.25%), maturity 1/23/27	1/17/2020	477,513	475,701	476,319
Hoffman Southwest, Senior Secured Initial Term Loan, 6.50% (Libor + 5.50%), maturity 8/14/23	5/16/2019	440,619	441,047	437,314

Automotive
Highline, Senior Secured Initial Term Loan (First Lien), 5.46% (Libor + 4.50%), maturity 11/9/27	10/29/2020	2,835,000	2,773,083	2,785,388
Rough Country, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 3.50%), maturity 7/28/28	7/26/2021	1,975,000	1,970,250	1,960,188
Truck Hero, Senior Secured Initial Term Loan, 4.21% (Libor + 3.25%), maturity 1/31/28 (i)	1/20/2021	1,485,000	1,485,000	1,435,178
IXS, Senior Secured Initial Term Loan, 5.21% (Libor + 4.25%), maturity 3/5/27 (i)	2/27/2020	792,344	790,572	751,822
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 7.75% (Libor + 6.75%), maturity 2/2/26	2/23/2022	500,000	500,000	496,250
Wheel Pros, Senior Secured Initial Term Loan (First Lien), 5.46% (Libor + 4.50%), maturity 5/11/28 (i)	4/23/2021	497,500	493,320	475,356

Consumer Goods: Non-durable
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 5.00% (Libor + 4.00%), maturity 11/21/23 (i)	11/9/2016	2,387,471	2,383,260	2,283,313
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 10/26/23 (i)	11/2/2016	2,001,028	1,994,770	2,001,028
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 5.75% (Libor + 4.50%), maturity 9/11/23	9/29/2016	1,881,139	1,875,914	1,871,733
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 10.50% (Libor + 9.50%), maturity 11/21/24	2/7/2020	1,250,000	1,250,000	1,209,375

Environmental Industries
Alliance Environmental Group, Unitranche, 7.00% (Libor + 6.00%), maturity 12/30/27 (i) (j)	12/30/2021	3,964,321	3,881,904	3,895,872
Denali Water Solutions, Senior Secured Closing Date Term Loan, 5.21% (Libor + 4.25%), maturity 3/27/28	3/18/2021	1,985,000	1,966,000	1,962,669
Keter Environmental Services, Unitranche, 7.50% (Libor + 6.50%), maturity 10/29/27	11/5/2021	500,000	495,250	496,250
Alliance Environmental Group, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 12/30/27 (i) (j)	12/30/2021	115,894	109,272	113,893
Keter Environmental Services, Unitranche, 7.50% (Libor + 6.50%), maturity 10/29/27	11/5/2021	27,360	26,586	27,155
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (Libor + 3.00%), maturity 3/20/25	3/16/2018	3,839,656	3,840,167	3,796,460
PetroChoice, Senior Secured Initial Term Loan (First Lien), 6.00% (Libor + 5.00%), maturity 8/19/22 (i)	9/2/2015	1,870,184	1,864,905	1,764,283

Media: Diversified & Production
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 4.46% (Libor + 3.50%), maturity 2/9/26 (i)	1/16/2019	2,917,386	2,903,193	2,900,594

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Hotels, Gaming & Leisure
Northstar, Senior Secured Term Loan, 7.21% (Libor + 6.25%) cash, 1.00% PIK, maturity 6/7/24	5/8/2017	$1,348,463	$1,348,463	$1,304,638
Auto Europe, Senior Secured Initial Dollar Term Loan, 6.00% (Libor + 5.00%), maturity 10/21/23	10/19/2016	1,119,231	1,115,316	895,385

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/24	8/16/2019	1,932,059	1,922,056	1,927,229

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 5.50% (Libor + 4.50%), maturity 3/28/25 (i)	6/15/2021	1,487,100	1,484,880	1,487,100

Forest Products & Paper
Loparex, Senior Secured Initial Term Loan (First Lien), 5.46% (Libor + 4.50%), maturity 7/31/26	7/29/2019	1,462,500	1,452,683	1,458,844

Retail
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24 (i)	10/17/2018	964,770	968,755	929,315
StubHub, Senior Secured USD Term B Loan, 4.46% (Libor + 3.50%), maturity 2/12/27 (i)	1/31/2020	488,750	486,938	481,051

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%) PIK, maturity 12/20/24	12/20/2016	2,223,153	2,217,567	1,378,356

Utilities: Water
Aegion, Senior Secured Initial Term Loan, 5.71% (Libor + 4.75%), maturity 5/17/28	4/1/2021	995,000	990,535	992,513

Energy: Electricity
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.96% (Libor + 4.00%), maturity 8/14/26	8/14/2019	975,000	973,221	960,375

Consumer Goods: Durable
Careismatic Brands, Senior Secured Initial Term Loan (First Lien), 4.21% (Libor + 3.25%), maturity 1/6/28 (i)	1/22/2021	496,250	495,205	483,077

Total Bank Loans			$420,316,183	$417,348,904

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.4%)(g)(h):

High Tech Industries
PracticeTek, Class A Units (318,350 Class A units, Fair value of $348,843)(j)(k)(n)	11/22/2021		348,282	348,843
Golden Source, Class A Units (117,371 Class A units, Fair value of $117,371)(j)(k)(o)	3/25/2022		117,371	117,371

Services: Business
InnovateMR, Class A Units (387,311 Class A Units, Fair value of $387,311)(j)(k)(p)	12/16/2021		387,311	387,311

Environmental Industries
Alliance Environmental Group, A-1 Preferred Units (331,126 A-1 Preferred Units, Fair value of $367,737)(j)(k)(q)	9/30/2019		331,126	367,737

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $319,753)(j)(k)(r)(t)	9/30/2019		261,438	319,753

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A units, Fair value of $232,523)(j)(k)(s)(t)	12/22/2020		165,138	232,523

Total Equity and Preferred Shares			$1,610,666	$1,773,538

Total Portfolio Investments(u)			$421,926,849	$419,122,442

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate (“LIBOR”) unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Investment is non-income producing.
(l)	The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.
(m)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(n)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(o)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(p)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(u)	At March 31, 2022, the cost of investments for income tax purposes was $421,926,848, the gross unrealized depreciation for federal tax purposes was $4,198,548, the gross unrealized appreciation for federal income tax purposes was $1,394,141, and the net unrealized depreciation was $2,804,407.

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

 Audax Credit BDC Inc.

Schedule of Investments (Continued)

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

Audax Credit BDC Inc.

Schedule of Investments (Continued)

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

Audax Credit BDC Inc.

Notes to Financial Statements

March 31, 2022

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at March 31, 2022 and December 31, 2021. At such dates, cash was not subject to any restrictions on withdrawal.

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

The Audit Committee’s recommendation of fair value is generally based on its assessment of the following factors, as relevant:

●	the nature and realizable value of any collateral;

●	call features, put features and other relevant terms of debt;

●	the portfolio company’s ability to make payments;

●	the portfolio company’s actual and expected earnings and discounted cash flow;

●	prevailing interest rates for like securities and expected volatility in future interest rates;

●	the markets in which the portfolio company does business and recent economic and/or market events; and

●	comparisons to publicly traded securities.

Investment performance data utilized are the most recently available as of the measurement date, which in many cases may reflect up to a one quarter lag in information.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include the following:

●	private placements and restricted securities that do not have an active trading market;

●	securities whose trading has been suspended or for which market quotes are no longer available;

●	debt securities that have recently gone into default and for which there is no current market;

●	securities whose prices are stale; and

●	securities affected by significant events.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. As of March 31, 2022, no changes to the valuation policy have occurred as a result of this new rule.

Refer to Note 3 — Investments for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2022 and December 31, 2021, the Company did not hold any investment on non-accrual.

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

As of March 31, 2022, the Company held 236 investments in loans with OID. The Company accrued OID income of $144,919 for the three months ended March 31, 2022. The unamortized balance of OID on debt investments as of March 31, 2022 totaled $3,236,618. As of December 31, 2021, the Company held 231 investments in loans with OID. The Company accrued OID income of $118,551 for the three months ended March 31, 2021. The unamortized balance of OID investments as of December 31, 2021, totaled $3,028,962.

As of March 31, 2022, the Company held three investments which had a PIK interest component. The Company recorded $61,319 in PIK interest income for the three months ended March 31, 2022. As of March 31, 2021, the Company held three investments which had a PIK interest component. The Company recorded $40,499 in PIK interest income for the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company held $11,581,409 and $11,058,796 in cash and cash equivalents, respectively. For the three months ended March 31, 2022 and 2021 the Company earned $384 and $274, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three months ended March 31, 2022 and 2021, the Company accrued $38,118 and $47,514 of other income, respectively, related to amendment fees.

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

As of March 31, 2022, $198,328,921 of the Company’s investments were valued using unobservable inputs, and $220,793,521 were valued using observable inputs. During the three months ended March 31, 2022, $73,772,933 transferred into Level 3 due to a decrease in observable prices in the market and $25,475,053 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2021, $153,189,910 of the Company’s investments were valued using unobservable inputs, and $249,864,464 were valued using observable inputs. During the year ended December 31, 2021, $12,547,774 transferred into Level 3 due to a decrease in observable prices in the market and $42,450,172 transferred out of Level 3 due to the liquidity in the market and transparency of inputs

The following table presents the Company’s investments carried at fair value as of March 31, 2022 and December 31, 2021, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$214,844,615	$177,892,307	$392,736,921
Second lien debt	-	5,444,224	19,167,758	24,611,983
Equity and Preferred Shares	-	504,682	1,268,856	1,773,538
Total	$-	$220,793,521	$198,328,921	$419,122,442

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$239,920,774	$137,142,045	$377,062,819
Second lien debt	-	9,943,690	14,701,508	24,645,198
Equity and Preferred Shares	-	-	1,346,357	1,346,357
Total	$-	$249,864,464	$153,189,910	$403,054,374

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2022. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)

First lien debt	$170,073,657	Matrix Pricing	Senior Leverage	0.78x - 11.80x	5.25x
			Total Leverage	0.78x - 16.06x	6.11x
			Interest Coverage	(1.00)x - 13.32x	2.66x
			Debt Service Coverage	(0.92)x - 11.85x	2.12x
			TEV Coverage	0.76x - 12.28x	2.47x
			Liquidity	25.36% - 330.00%	132.80%
			Spread Comparison	300bps - 700bps	463bps

	7,818,650	Market Analysis	Senior Leverage	4.82x - 28.11x	15.80x
			Total Leverage	4.82x - 35.36x	18.00x
			Interest Coverage	0.36x - 2.57x	1.06x
			Debt Service Coverage	0.29x - 2.24x	0.78x
			TEV Coverage	0.29x - 3.23x	0.95x
			Liquidity	35.79% - 220.79%	86.76%
			Spread Comparison	350bps - 650bps	560bps

Second lien debt	19,167,758	Matrix Pricing	Senior Leverage	4.05x - 11.68x	6.91x
			Total Leverage	4.05x - 11.68x	6.91x
			Interest Coverage	0.67x - 5.98x	2.83x
			Debt Service Coverage	0.53x - 4.66x	2.24x
			TEV Coverage	0.68x - 3.08x	1.72x
			Liquidity	56.63% - 353.33%	153.21%
			Spread Comparison	650bps - 950bps	774bps

Total	$197,060,065

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $1,268,856of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2022 and 2021 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2022	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2021	$137,142,045	$14,701,508	$1,346,357	$153,189,910
Transfers into Level 3	69,337,933	4,435,000	-	73,772,933
Transfers out of Level 3	(25,475,053)	-	-	(25,475,053)
Total gains:
Net realized gain(a)	108,706	8,440	107,938	225,084
Net unrealized (depreciation) appreciation(b)	(258,207)	15,811	3,011	(239,385)
New investments, repayments and settlements:(c)
Purchases	3,211,396	500,000	-	3,711,396
Settlements/repayments	(5,951,979)	(500,000)	-	(6,451,979)
Net amortization of premiums, PIK, discounts and fees	137,866	6,999	-	144,865
Sales	(360,400)	-	(188,450)	(548,850)
Fair Value as of March 31, 2022	$177,892,307	$19,167,758	$1,268,856	$198,328,921

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2022.
(b)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the three months ended March 31, 2022.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended March 31, 2021	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2020	$170,910,171	$27,290,845	$799,189	$199,000,205
Transfers into Level 3	23,210,180	-	165,138	23,375,318
Transfers out of Level 3	(43,035,264)	(3,596,250)	-	(46,631,514)
Total gains:
Net realized gain(a)	52,639	123	-	52,762
Net unrealized appreciation (depreciation)(b)	217,423	29,877	(42,039)	205,261
New investments, repayments and settlements:(c)
Purchases	4,460,138	1,470,000	19,536	5,949,674
Settlements/repayments	(6,783,665)	(1,000,000)	-	(7,783,665)
Net amortization of premiums, PIK, discounts and fees	96,926	5,000	-	101,926
Sales	-	-	-	-
Fair Value as of March 31, 2021	$149,128,548	$24,199,595	$941,824	$174,269,967

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2021.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2021.

(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at March 31, 2022 and 2021 was $270,973 and $200,397, respectively.

Investment Activities

The Company held a total of 242 investments with an aggregate fair value of $419,122,442 as of March 31, 2022. During the three months ended March 31, 2022, the Company invested in 22 new investments for a combined $30,097,098 and in existing investments for a combined $3,471,687. The Company also received $12,318,646 in repayments from investments and $4,047,932 from investments sold during the three months ended March 31, 2022.

The Company held a total of 251 investments with an aggregate fair value of $403,054,374 as of December 31, 2021. During the three months ended March 31, 2021, the Company invested in 24 new investments for a combined $24,915,797 and in existing investments for a combined $6,842,697. The Company also received $16,092,791 in repayments from investments and $5,113,536 from investments sold during the three months ended March 31, 2021.

Investment Concentrations

As of March 31, 2022, the Company’s investment portfolio consisted of investments in 223 companies located in 36 states across 26 different industries, with an aggregate fair value of $419,122,442. The five largest investments at fair value as of March 31, 2022 totaled $22,432,350, or 5.35%, of the Company’s total investment portfolio as of such date. As of March 31, 2022, the Company’s average investment was $1,629,061 at cost.

As of December 31, 2021, the Company’s investment portfolio consisted of investments in 215 companies located in 35 states across 26 different industries, with an aggregate fair value of $403,054,374. The five largest investments at fair value as of December 31, 2021 totaled $22,205,933, or 5.51%, of the Company’s total investment portfolio as of such date. As of December 31, 2021, the Company’s average investment was $1,610,728 at cost.

The following table outlines the Company’s investments by security type as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$395,622,536	93.77%	$392,736,921	93.71%	$378,430,188	93.60%	$377,062,819	93.55%
Second lien debt	24,693,647	5.85%	24,611,983	5.87%	24,675,934	6.10%	24,645,198	6.11%
Total Debt Investments	420,316,183	99.62%	417,348,904	99.58%	403,106,122	99.71%	401,708,017	99.67%
Equity and Preferred Shares	1,610,666	0.38%	1,773,538	0.42%	1,186,496	0.29%	1,346,357	0.33%
Total Equity Investments	1,610,666	0.38%	1,773,538	0.42%	1,186,496	0.29%	1,346,357	0.33%
Total Investments	$421,926,849	100.00%	$419,122,442	100.00%	$404,292,618	100.00%	$403,054,374	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$74,942,396	17.86%	$76,579,770	19.01%
Services: Business	68,688,958	16.39	63,977,738	15.87
High Tech Industries	54,020,118	12.89	49,862,684	12.37
Containers, Packaging & Glass	29,283,935	6.99	28,958,289	7.18
Banking, Finance, Insurance & Real Estate	26,210,862	6.25	25,369,331	6.29
Aerospace & Defense	24,905,206	5.94	24,066,376	6.03
Chemicals, Plastics & Rubber	24,133,228	5.76	24,290,294	5.97
Capital Equipment	23,375,548	5.58	17,471,742	4.33
Services: Consumer	15,853,434	3.78	16,280,215	4.04
Transportation: Cargo	14,779,857	3.53	13,941,799	3.46
Beverage, Food & Tobacco	10,869,355	2.59	10,874,412	2.70
Construction & Building	9,167,118	2.19	7,454,893	2.24
Automotive	7,904,182	1.89	9,038,488	1.85
Consumer Goods: Non-durable	7,365,449	1.76	7,306,668	1.81
Environmental Industries	6,863,576	1.64	2,467,127	1.26
Wholesale	5,560,743	1.33	7,009,760	0.61
Media: Diversified & Production	2,900,594	0.69	2,928,921	0.73
Hotels, Gaming & Leisure	2,200,023	0.52	5,088,818	1.74
Metals & Mining	1,927,229	0.46	1,917,692	0.48
Utilities: Electric	1,487,100	0.35	1,472,336	0.37
Forest Products & Paper	1,458,844	0.35	1,462,584	0.36
Retail	1,410,366	0.34	1,433,625	0.36
Media: Advertising, Printing & Publishing	1,378,356	0.33	1,346,607	0.33
Utilities: Water	992,513	0.24	995,006	0.25
Energy: Electricity	960,375	0.23	962,838	0.24
Consumer Goods: Durable	483,077	0.12	496,361	0.12
	$419,122,442	100.00%	$403,054,374	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$104,073,711	24.83%	$96,521,842	23.95%
Midwest	91,724,159	21.88	86,519,372	21.47
West	60,888,098	14.53	60,016,533	14.89
Southeast	57,405,234	13.70	57,007,985	14.14
Southwest	53,597,625	12.79	57,181,529	14.19
East	39,084,706	9.33	33,945,083	8.42
Northwest	5,029,901	1.20	4,501,322	1.12
South	4,742,932	1.13	4,767,241	1.18
Other(a)	2,576,076	0.61	2,593,467	0.64
Total Investments	$419,122,442	100.00%	$403,054,374	100.00%

(a) The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom. The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2022:

For the Fiscal Years Ending December 31:	Amount
2022	$8,943,625
2023	21,577,690
2024	48,185,677
2025	70,806,944
2026	2,832,182
Thereafter	271,206,683
Total contractual repayments	423,552,801
Equity investments
Adjustments to cost basis on debt investments(a)	(3,236,618)
Total Cost Basis of Debt Investments Held at March 31, 2022:	$420,316,183

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

COVID-19 Developments

During the three months ended March 31, 2022 and subsequent to March 31, 2022, the COVID-19 pandemic has had a significant impact on the U.S. economy. Certain of the Company's portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, including by the effects of related shutdowns in Shanghai and elsewhere in China, which have resulted in a material adverse impact on the Company's net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies and may continue to adversely affect the Company’s future net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company's portfolio companies.

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

For the three months ended March 31, 2022, the Company recorded base management fees of $1,038,439 and waivers to the base management fees of $363,454, as set forth within the accompanying statements of operations. For the three months ended March 31, 2021, the Company recorded base management fees of $914,050 and waivers to the base management fees of $319,917, as set forth within the accompanying statements of operations.

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

●

no amount is paid on the income-portion of the Incentive Fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle of 1.0% (4.0% annualized);

●	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.1765 % in any calendar quarter (4.706% annualized). The Company refers to this portion of its pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.1765%) as the “catch-up” provision. The catch-up is meant to provide the Adviser with 15.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if net investment income exceeds 1.1765% in any calendar quarter (4.706% annualized); and

●	15.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.1765% in any calendar quarter (4.706% annualized) is payable to the Adviser.

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

For the three months ended March 31, 2022, the Company recorded incentive fees related to net investment income of $426,322. Offsetting the incentive fees were waivers of the incentive fees of $383,690 for the three months ended March 31, 2022, as set forth within the accompanying statements of operations. For the three months ended March 31, 2021, the Company recorded incentive fees related to net investment income of $291,293. Offsetting the incentive fees were waivers of the incentive fees of $262,164 for the three months ended March 31, 2021, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250, for both the three months ended March 31, 2022 and 2021, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2022 and December 31, 2021 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2022	December 31, 2021
Net base management fee due to Adviser	$674,985	$620,269
Net incentive fee due to Adviser	42,632	20,060
Total fees due to Adviser, net of waivers	717,617	640,329
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$783,867	$706,579

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$3,045,808	$5,077,354
Denominator for basic and diluted weighted average common shares	42,774,798	38,957,735
Basic and diluted net increase in net assets resulting from operations per common share	$0.07	$0.13

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

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2021 of $15,794,187, or $0.40 per share. The tax character of the distributions declared and paid represented $15,541,807from ordinary income and $252,380from tax return of capital. The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2020 of $16,177,757, or $0.43 per share. The tax character of the distributions declared and paid represented $15,911,638 from ordinary income and $266,119 from tax return of capital.

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

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of March 31, 2022, $80,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of March 31, 2022 and December 31, 2021, were 43,166,536 and 39,961,408, respectively.

The following table details the activity of Stockholders’ Equity for the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders’ Equity
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334
Net investment income	-	-	4,386,185	4,386,185
Net realized gains from investment transactions	-	-	225,786	225,786
Net change in unrealized depreciation on investments	-	-	(1,566,163)	(1,566,163)
Issuance of shares	3,206	29,996,794	-	30,000,000
Balance as of March 31, 2022	$43,167	$408,668,955	$(1,718,980)	$406,993,142

Three Months Ended March 31, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders’ Equity
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861
Net investment income	-	-	3,888,170	3,888,170
Net realized gains from investment transactions	-	-	63,270	63,270
Net change in unrealized appreciation on investments	-	-	1,125,914	1,125,914
Issuance of shares	666	6,199,334	-	6,200,000
Balance as of March 31, 2021	$39,009	$370,025,442	$(1,904,236)	$368,160,215

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2022, the Company had no short-term borrowings outstanding. For the three months ended March 31, 2022, the Company recorded interest expense of $41,166 in connection with short-term borrowings. The Company’s short-term borrowings bore interest at a weighted average rate of 2.90% for the three months ended March 31, 2022. As of December 31, 2021, the company had short-term borrowing outstanding of $8,224,250. As of December 31, 2021, the Company recorded no interest expense in connection with short-term borrowings.

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

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2022 and December 31, 2021:

Investment	Industry	March 31, 2022	December 31, 2021
PracticeTek, Senior Secured Delayed Draw Term Loan, 6.50% (Libor + 5.50%), maturity 11/23/27	High Tech Industries	$1,889,313	$2,862,595
American Vision Partners, Senior Secured Delayed Draw Term Loan, 6.71% (Libor + 5.75%), maturity 9/30/27	Healthcare & Pharmaceuticals	1,453,488	1,453,488
EdgeCo, Senior Secured Delayed Draw Term D Loan, 5.75% (Libor + 4.75%), maturity 6/1/26	Banking, Finance, Insurance & Real Estate	1,200,000	-
Paradigm Oral Health, Senior Secured Delayed Draw Term Loan, 5.75% (Libor + 4.75%), maturity 7/9/26	Healthcare & Pharmaceuticals	920,000	-
Discovery Education, Senior Secured Delayed Draw Term Loan, 6.50% (Libor + 5.75%), maturity 3/10/29	Services: Business	807,692	-
Advarra, Senior Secured Initial Revolving Loan (First Lien), 5.25% (Libor + 4.25%), maturity 7/9/24	Healthcare & Pharmaceuticals	761,905	761,905
The Facilities Group, Senior Secured Delayed Draw Term Loan, 6.75% (Libor + 5.75%), maturity 11/30/27	Services: Business	654,624	758,671
Brook & Whittle, Senior Secured Delayed Draw Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 12/14/28	Containers, Packaging & Glass	598,545	529,101
Vertellus, Senior Secured Revolving Credit Loan, 7.00% (Libor + 6.00%), maturity 12/22/25	Chemicals, Plastics & Rubber	486,239	379,266
CoolSys, Senior Secured Delayed Draw Term Loan, 5.71% (Libor + 4.75%), maturity 8/11/28	Services: Business	465,278	465,278
Blue Cloud, Senior Secured Delayed Draw Term Loan, 6.00% (Libor + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	400,000	-
Therapy Brands, Senior Secured Delayed Draw Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 5/18/28	Healthcare & Pharmaceuticals	382,979	382,979
Micro Merchant Systems, Senior Secured Delayed Draw Term Loan, 6.71% (Libor + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	370,370	-
InMark, Senior Secured Initial Delayed Draw Term Loan, 7.00% (Libor + 6.00%), maturity 12/23/26	Containers, Packaging & Glass	365,388	1,250,000
Alliance Environmental Group, Senior Secured Delayed Draw Term Loan, 7.00% (Libor + 6.00%), maturity 12/30/27	Environmental Industries	364,238	662,252
PracticeTek, Senior Secured Revolving Loan, 6.46% (Libor + 5.50%), maturity 11/23/27	High Tech Industries	357,824	357,824
Alliance Environmental Group, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 12/30/27	Environmental Industries	331,126	331,126
Ivy Rehab, Senior Secured Delayed Draw Term Loan (First Lien), 5.50% (Libor + 4.75%), maturity 3/15/29	Healthcare & Pharmaceuticals	326,797	-
Evans Network, Senior Secured Delayed Draw Term Loan (First Lien), 5.21% (Libor + 4.25%), maturity 8/19/28	Transportation: Cargo	326,531	326,531
USALCO, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 10/19/26	Chemicals, Plastics & Rubber	298,387	298,387
Paragon Films, Senior Secured Delayed Draw Term Loan (First Lien), 5.96% (Libor + 5.00%), maturity 12/16/28	Containers, Packaging & Glass	297,030	297,030
Dessert Holdings, Senior Secured Delayed Draw Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 6/9/28	Beverage, Food & Tobacco	281,250	281,250
Ivy Rehab, Senior Secured Revolving Credit (First Lien), 5.50% (Libor + 4.75%), maturity 3/15/28	Healthcare & Pharmaceuticals	257,732	-
Discovery Education, Senior Secured Revolving Facility, 6.50% (Libor + 5.75%), maturity 4/7/28	Services: Business	230,769	-
Blue Cloud, Senior Secured Revolving Loan, 6.00% (Libor + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	227,273	-
Capstone Logistics, Senior Secured Initial DDTL Loan (First Lien), 5.75% (Libor + 4.75%), maturity 11/12/27	Transportation: Cargo	221,132	221,132
Specialty Products & Insulation, Senior Secured Delayed Draw Term Loan, 6.25% (Libor + 5.25%), maturity 12/21/27	Construction & Building	203,046	-
Radwell, Senior Secured Delayed Draw Term Loan, 6.50% (Libor + 5.75%), maturity 4/1/29	Capital Equipment	200,001	-
Service Logic, Senior Secured Delayed Draw Term Loan (First Lien), 4.96% (Libor + 4.00%), maturity 10/29/27	Services: Business	196,154	196,154
EPIC Insurance, Senior Secured Delayed Draw Term Loan, 6.21% (Libor + 5.25%), maturity 9/29/28	Banking, Finance, Insurance & Real Estate	181,609	241,379
Forefront, Senior Secured Delayed Draw Term Loan, 4.93% (Libor + 4.25%), maturity 4/2/29	Healthcare & Pharmaceuticals	157,480	-
Tank Holding, Senior Secured Revolving Credit Loan, 6.75% (Libor + 6.00%), maturity 3/31/28	Capital Equipment	147,692	-
Secretariat International, Senior Secured Delayed Draw Term Loan (First Lien), 5.71% (Libor + 4.75%), maturity 12/29/28	Services: Business	134,211	-
Insight Global, Senior Secured Revolving Loan, 6.96% (Libor + 6.00%), maturity 9/22/27	Services: Business	134,178	67,089
Ned Stevens, Senior Secured Revolving Loan, 6.25% (Libor + 5.25%), maturity 9/30/25	Services: Consumer	130,719	130,719
EPIC Insurance, Senior Secured Revolving Loan, 6.21% (Libor + 5.25%), maturity 9/30/27	Banking, Finance, Insurance & Real Estate	125,909	125,909
Community Brands, Senior Secured Delayed Draw Term Loan, 6.50% (Libor + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	117,647	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 6.00% (Libor + 5.00%), maturity 12/30/25	Transportation: Cargo	113,834	85,376
Micro Merchant Systems, Senior Secured Revolving Loan, 6.71% (Libor + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	111,111	-
Therma Holdings, Senior Secured Initial DDTL (2021), 4.96% (Libor + 4.00%), maturity 12/16/27	Services: Business	94,239	-
Radwell, Senior Secured Revolving Facility, 6.50% (Libor + 5.75%), maturity 4/1/28	Capital Equipment	79,998	-
Keter Environmental Services, Unitranche, 7.50% (Libor + 6.50%), maturity 10/29/27	Environmental Industries	77,520	-
Paradigm Oral Health, Senior Secured Revolving Loan, 5.75% (Libor + 4.75%), maturity 7/9/26	Healthcare & Pharmaceuticals	74,074	-
BlueHalo, Senior Secured Revolving Loan, 7.00% (Libor + 6.00%), maturity 10/31/25	Aerospace & Defense	73,967	73,967
Magnate, Senior Secured Delayed Draw Term Loan (First Lien), 6.46% (Libor + 5.50%), maturity 12/29/28	Transportation: Cargo	71,429	-
Omni Logistics, Senior Secured Tranche 2 DDTL (First Lien), 6.00% (Libor + 5.00%), maturity 12/30/26	Transportation: Cargo	68,750	118,750
Applied Adhesives, Senior Secured Revolving Loan, 5.96% (Libor + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	66,844	64,000
Community Brands, Senior Secured Revolving Loan, 6.50% (Libor + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	58,824	-
Tekni-Plex, Senior Secured Tranche B-3 DDTL Term Loan, 4.96% (Libor + 4.00%), maturity 9/15/28	Containers, Packaging & Glass	52,766	84,681
Applied Adhesives, Senior Secured Delayed Draw Term Loan, 5.96% (Libor + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	48,931	62,963
AmeriVet, Senior Secured Incremental Delayed Draw Term Loan, 5.75% (Libor + 4.75%), maturity 6/5/24	Healthcare & Pharmaceuticals	-	536,000
Alpaca, Senior Secured Revolver, 6.00% (Libor + 5.00%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	129,426
Therma Holdings, Senior Secured Initial DDTL (2021), 4.71% (Libor + 3.75%), maturity 12/16/27	Services: Business	-	96,880
Gastro Health, Senior Secured Delayed Draw Term Loan (First Lien), 5.46% (Libor + 4.50%), maturity 7/3/28	Healthcare & Pharmaceuticals	-	94,975
Flow Control Group, Senior Secured Amendment No. 1 Delayed Draw Term Loan (First Lien), 4.71% (Libor + 3.75%), maturity 3/31/28	Capital Equipment	-	77,083
Alpaca, Senior Secured Delayed Draw Term A-2 Loan, 5.75% (Libor + 4.75%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	66,723
ImageFirst, Senior Secured Delayed Draw Tranche A Term Loan, 5.46% (Libor + 4.50%), maturity 4/27/28	Healthcare & Pharmaceuticals	-	22,727
Solis Mammography, Senior Secured Delayed Draw Term Loan (First Lien), 5.71% (Libor + 4.75%), maturity 4/17/28	Healthcare & Pharmaceuticals	-	20,000
		$16,996,843	$13,913,615

Unfunded commitments represent all amounts unfunded as of March 31, 2022 and December 31, 2021. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Per Share Data:
Net asset value, beginning of period	$9.36	$9.31
Net investment income(a)	0.10	0.10
Net realized (loss) gain on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	(0.03)	0.03
Net increase in net assets resulting from operations	$0.07	$0.13

Net asset value at end of period	$9.43	$9.44
Total return(c)(g)	0.75%	1.40%
Shares of common stock outstanding at end of period	43,166,536	39,009,531

Statement of Assets and Liabilities Data:
Net assets at end of period	$406,993,142	$368,160,215
Average net assets(d)	406,436,056	366,230,150

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	1.79%	1.67%
Ratio of net expenses to average net assets-annualized(f)	1.04%	1.03%
Ratio of net investment income to average net assets-annualized	4.38%	4.31%
Portfolio turnover(g)	0.99%	1.41%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 11. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 12. Subsequent Events

Subsequent to March 31, 2022 through May 12, 2022, the Company invested $3,423,959 at cost in 10 different portfolio companies.

On March 21, 2022, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 2,651,113 shares of Common Stock, for an aggregate offering price of $25.0 million. The sale closed on April 5, 2022. On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the Stockholder. The Offer will expire on May 19, 2022.

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

This quarterly report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	our ability to continue to effectively manage our business due to COVID-19 and similar pandemics;

●	supply chain disruptions in connection with shutdowns in China and similar factors related to COVID-19;

●	uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, and China, and the war between Russia and Ukraine;

●	the ability of our portfolio companies to achieve their objectives;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	changes in the general economy;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Adviser and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

●	the adequacy of our financing sources and working capital;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a RIC; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 25, 2022 (file no. 814-01154) (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of March 31, 2022, was approximately $419,122,442 and held in 223 portfolio companies as of March 31, 2022. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2021, was approximately $403,054,374 and held in 215 portfolio companies as of December 31, 2021.

During the three months ended March 31, 2022, we invested in 22 new syndicated investments for a combined $30,097,098 and in existing investments for a combined $3,471,687. We also received $12,318,646 in repayments from investments and $4,047,932 from investments sold during the three months ended March 31, 2022. During the three months ended March 31, 2021, we invested in 24 new syndicated investments for a combined $24,915,797 and in existing investments for a combined $6,842,697. We also received $16,092,791 in repayments from investments and $5,113,536 from investments sold during the three months ended March 31, 2021.

In addition, for the three months ended March 31, 2022, we had a change in unrealized depreciation of approximately $1,566,163 and realized gains of $225,786. For the three months ended March 31, 2021, we had a change in unrealized appreciation of approximately $1,125,914 and realized gains of $63,270.

Our investment activity for the three months ended March 31, 2022 and 2021, is presented below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Beginning investment portfolio, at fair value	$403,054,374	$355,359,843
Investments in new portfolio investments	30,097,098	24,915,797
Investments in existing portfolio investments	3,471,687	6,842,697
Principal repayments	(12,318,646)	(16,092,791)
Proceeds from investments sold	(4,047,932)	(5,113,536)
Change in premiums, discounts and amortization	206,238	159,050
Net change in unrealized (depreciation) appreciation on investments	(1,566,163)	1,125,914
Realized gain on investments	225,786	63,270
Ending portfolio investment activity, at fair value	$419,122,442	$367,260,244
Number of portfolio investments	242	223
Average investment amount, at cost	$1,743,499	$1,658,140
Percentage of investments at floating rates	100.00%	99.63%

As of March 31, 2022 and December 31, 2021, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2022 through May 12, 2022, the Company invested $3,423,959 at cost in 10 different portfolio companies.

On March 21, 2022, the Company delivered a capital drawdown notice to one of its investors relating to the sale of 2,651,113 shares of Common Stock, for an aggregate offering price of $25.0 million. The sale closed on April 5, 2022. On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the Stockholder. The Offer will expire on May 19, 2022.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation. This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” section above.

Revenue

Total investment income for the three months ended March 31, 2022 and 2021 is presented in the table below.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Total interest income from non-controlled/non-affiliated investments	$5,389,818	$4,768,685
Total other interest income	384	274
Total other income	38,118	47,514
Total investment income	$5,428,320	$4,816,473

Total investment income for the three months ended March 31, 2022 increased to $5,428,320 from $4,816,473 for the three months ended March 31, 2021, and was primarily driven by the increase in our investment balance. As of March 31, 2022 and 2021, the size of our debt portfolio was $420,316,183 and $368,457,656 at amortized cost, respectively, with total debt principal amount outstanding of $423,552,801 and $370,814,581, respectively.

Expenses

Total expenses net of waivers for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Base management fee(a)	$1,038,439	$914,050
Incentive fee(a)	426,322	291,293
Administrative fee(a)	66,250	66,250
Directors' fees	56,250	56,250
Professional fees	81,675	93,318
Other expenses	79,177	89,223
Interest expense	41,166	-
Total expenses	1,789,279	1,510,384
Base management fee waivers(a)	(363,454)	(319,917)
Incentive fee waivers(a)	(383,690)	(262,164)
Total expenses, net of waivers	$1,042,135	$928,303

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended March 31, 2022 in comparison to the three months ended March 31, 2021 was driven by our increasing invested balance. For the three months ended March 31, 2022 and 2021, we accrued gross base management fees before waivers of $1,038,439 and $914,050, respectively. Offsetting those fees, we recognized base management fee waivers of $363,454 and $319,917 for three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, we accrued incentive fees related to net investment income before waivers of $426,322 and $291,293, respectively. Offsetting those fees, we recognized incentive fee waivers of $383,690 and $262,164, respectively. Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2022 and 2021. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2022 and 2021, we incurred professional fees of $81,675 and $93,318, respectively, related to audit fees, tax fees, and legal fees. We also incurred expenses related to fees paid to our independent directors of $56,250 and $56,250 for the three months ended March 31, 2022 and 2021, respectively.

Realized and Unrealized Gains and Losses

We recognized $225,786 and $63,270 in net realized gains for the three months ended March 31, 2022 and 2021, respectively.

Net change in unrealized (depreciation) appreciation on investments for the three months ended March 31, 2022 and 2021 was as follows:

Type	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
First Lien Debt	$(1,518,245)	$1,134,942
Second Lien Debt	(50,930)	33,010
Equity and Preferred Shares	3,012	(42,038)
Net change in unrealized (depreciation) appreciation on investments	$(1,566,163)	$1,125,914

Net change in unrealized depreciation on investments during the three months ended March 31, 2022 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation on investments during the three months ended March 31, 2021 was primarily due to a increase in performance of our portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of March 31, 2022 and December 31, 2021, we had cash of $11,581,409 and $11,058,796, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $29,477,387. The primary operating activities during this period were investments in portfolio companies. The Company invested $30,097,098 in new portfolio investments and $3,471,687 in existing portfolio investments during the three months ended March 31, 2022. This was offset by repayments of bank loans and sales of investments of $12,318,646 and $4,047,932, respectively. Net cash provided by operating activities for the three months ended March 31, 2021 was $3,133,714. The primary operating activities during this period were investments in portfolio companies. The Company invested $24,915,797 in new portfolio investments and $6,842,697 in existing portfolio investments for the three months ended March 31, 2021. This was offset by repayments of bank loans and sales of investments of $16,092,791 and $5,113,536, respectively.

As of March 31, 2022, we had 50 investments with unfunded commitments of $16,996,843. As of December 31, 2021, we had 36 investments with unfunded commitments of $13,913,615. We believe that, as of both March 31, 2022 and December 31, 2021, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Beginning investment portfolio	$403,054,374	$355,359,843
Investments in new portfolio investments	30,097,098	24,915,797
Investments in existing portfolio investments	3,471,687	6,842,697
Principal repayments	(12,318,646)	(16,092,791)
Proceeds from sales of investments	(4,047,932)	(5,113,536)
Net change in unrealized (depreciation) appreciation on investments	(1,566,163)	1,125,914
Net realized gain on investments	225,786	63,270
Net change in premiums, discounts and amortization	206,238	159,050
Investment Portfolio, at Fair Value	$419,122,442	$367,260,244

Financing Activities

Net cash provided by our financing activities for the three months ended March 31, 2022 was $30,000,000 from issuances of 3,205,128 shares of Common Stock to our stockholders in connection with our capital calls during the period. Net cash provided by our financing activities for the three months ended March 31, 2021 was $6,200,000 from issuances of 665,951 shares of Common Stock to our stockholders in connection with our capital calls during the period.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of March 31, 2022, $80,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of March 31, 2022 and December 31, 2021, were 43,166,536 and 39,961,408, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We did not declare or pay distributions for the three months ended March 31, 2022 and 2021.

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

Related Party Fees

For the three months ended March 31, 2022 and 2021, we recorded base management fees of $1,038,439 and $914,050, respectively. Offsetting these fees were waivers to the base management fees of $363,454 and $319,917, respectively, as set forth within the accompanying statements of operations.

For the three months ended March 31, 2022 and 2021, we recorded incentive fees of $426,322 and $291,293, respectively. Offsetting these waivers to the incentive fees of $383,690 and $262,164, respectively, as set forth within the accompanying statements of operations.

For both of the three months ended March 31, 2022 and 2021, we recorded administrative fees of $62,500, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of March 31, 2022 and December 31, 2021 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2022	December 31, 2021
Net base management fee due to Adviser	$674,985	$620,269
Net incentive fee due to Adviser	42,632	20,060
Total fees due to Adviser, net of waivers	717,617	640,329
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$783,867	$706,579

Tender Offers

To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct a tender offer. Our tenders for the shares of Common Stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the Stockholder. The Offer will expire on May 19, 2022.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2022, we had 50 investments with unfunded commitments of $16,996,843. As of December 31, 2021, we had 36 investments with unfunded commitments of $13,913,615. We believe that, as of March 31, 2022 and December 31, 2021, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month USD LIBOR. We expect that a substantial portion of our future floating rate investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR.

In addition, the COVID-19 pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, could result in a reduction of our gross investment income.

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	11,511,384
Up 200 basis points	7,275,856
Up 100 basis points	3,040,328
Down 100 basis points	(457,680)
Down 200 basis points	(457,680)
Down 300 basis points	(457,680)

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022.

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

As a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their Shares over the next year following the calendar quarter in which the approval was obtained. On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the Stockholder. The Offer will expire on May 19, 2022.

Political, social and economic uncertainty, including uncertainty related to Russia’s military invasion of Ukraine, create and exacerbate risks.

Russia’s invasion of Ukraine in February 2022 and corresponding events have had, and could continue to have, severe adverse effects on regional and global economic markets. Following Russia’s actions, various governments, including the United States, have issued broad-ranging economic sanctions against Russia, including, among other actions, a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, the electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The duration of hostilities and the vast array of sanctions and related events (including cyberattacks and espionage) cannot be predicted. Those events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Refer to our Current Report on Form 8-K filed on January 12, 2022 for issuances of our Common Stock during the quarter ended March 31, 2022. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

Audax Credit BDC Inc.

Date: May 12, 2022	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 12, 2022	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer