Form 10-Q
period 2022-06-30
Audax Credit BDC Inc.
filed 2022-08-11
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 46,933,008 shares of common stock, par value $0.001 per share, outstanding as of August 11, 2022.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

June 30, 2022 and December 31, 2021

(Expressed in U.S. Dollars)

	June 30, 2022
	(unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $442,722,579 and $404,292,618, respectively)	$436,812,969	$403,054,374
Cash and cash equivalents	31,727,018	11,058,796
Interest receivable	1,327,335	1,043,554
Receivable from bank loan repayment	20,915	26,771
Other assets	215,000	-

Total assets	$470,103,237	$415,183,495

Liabilities
Accrued expenses and other liabilities	$504,937	$326,497
Fee due to administrator(a)	66,250	66,250
Fees due to investment advisor, net of waivers(a)	796,713	640,329
Payable for investments purchased	18,949,316	40,203,085
Payable for short-term borrowings(b)	35,894,306	-
Distribution payable	8,739,325	-

Total liabilities	$64,950,847	$41,236,161
Commitments and contingencies(c)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 43,696,762 and 39,961,408 shares issued and outstanding, respectively	$43,697	$39,961
Capital in excess of par value	413,668,452	378,672,161
Total distributable (loss) gain	(8,559,759)	(4,764,788)
Total Net Assets	$405,152,390	$373,947,334

Net Asset Value per Share of Common Stock at End of Period	$9.27	$9.36

Shares Outstanding	43,696,762	39,961,408

(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 8-Borrowings for additional information.
(c)	Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment Income
Interest income
Non-Control/Non-Affiliate	$6,062,310	$4,762,471	$11,452,128	$9,531,156
Other	397	356	781	630
Total interest income	6,062,707	4,762,827	11,452,909	9,531,786
Other income
Non-Control/Non-Affiliate	140,256	15,488	178,374	63,002
Total income	6,202,963	4,778,315	11,631,283	9,594,788

Expenses
Base management fee(a)	$1,082,214	$948,730	$2,120,653	$1,862,780
Incentive fee(a)	747,892	96,455	1,174,214	387,748
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors’ fees	56,250	56,250	112,500	112,500
Professional fees	210,862	144,378	292,537	237,696
Other expenses	85,257	116,707	164,434	205,930
Interest expense	95,634	-	136,800	-
Expenses before waivers from investment adviser and administrator	2,344,359	1,428,770	4,133,638	2,939,154
Base management fee waivers(a)	(378,775)	(332,055)	(742,229)	(651,972)
Incentive fee waivers(a)	(654,618)	(86,809)	(1,038,308)	(348,973)
Total expenses, net of waivers	1,310,966	1,009,906	2,353,101	1,938,209
Net Investment Income	4,891,997	3,768,409	9,278,182	7,656,579

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	111,779	(696,642)	337,565	(633,372)
Net change in unrealized (depreciation) appreciation on investments	(3,105,203)	1,149,424	(4,671,366)	2,275,338
Net realized and unrealized (loss) gain on investments	(2,993,424)	452,782	(4,333,801)	1,641,966

Net Increase in Net Assets Resulting from Operations	$1,898,573	$4,221,191	$4,944,381	$9,298,545

Basic and Diluted per Share of Common Stock:
Net investment income	$0.11	$0.10	$0.21	$0.20
Net increase in net assets resulting from operations	$0.04	$0.11	$0.11	$0.24

Weighted average shares of common stock outstanding basic diluted	44,710,073	39,009,531	43,742,436	38,983,776

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operations
Net investment income	$9,278,182	$7,656,579
Net realized gain (loss) on investments	337,565	(633,372)
Net change in unrealized (depreciation) appreciation on investments	(4,671,366)	2,275,338
Net increase in net assets resulting from operations	4,944,381	9,298,545

Distributions:
Distributions of ordinary income to common stockholders	(8,739,352)	(7,656,579)
Return of capital to common stockholders	-	(145,326)
Total distributions	(8,739,352)	(7,801,905)

Capital Share Transactions:
Issuance of common stock	55,000,000	6,200,000
Repurchases of common stock	(20,000,000)	-
Reinvestment of common stock	27	25
Net increase in net assets from capital share transactions	35,000,027	6,200,025

Net Increase in Net Assets	31,205,056	7,696,665

Net Assets, Beginning of Period	373,947,334	356,882,861

Net Assets, End of Period	$405,152,390	$364,579,526

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,944,381	$9,298,545
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss on investments	(337,565)	633,372
Net change in unrealized depreciation (appreciation) on investments	4,671,366	(2,275,338)
Accretion of original issue discount interest and payment-in-kind interest	(371,920)	(380,092)
Increase in receivable from investments sold	-	(229,794)
Increase in interest receivable	(283,781)	(43,595)
Decrease (increase) in receivable from bank loan repayment	5,856	(22,493)
Increase in other assets	(215,000)	(97,500)
Increase in distribution payable	8,739,325	-
Increase (decrease) in accrued expenses and other liabilities	178,440	(125,942)
Increase in fees due to investment advisor(a)	156,384	11,476
(Decrease) increase in payable for investments purchased	(21,253,769)	8,614,905
Investment activity:
Investments purchased	(74,837,576)	(55,617,977)
Proceeds from investments sold	4,047,932	10,135,008
Repayment of bank loans	33,069,168	47,805,480
Total investment activity	(37,720,476)	2,322,511

Net cash (used in) provided by operating activities	(41,486,759)	17,706,055

Cash flows from financing activities:
Issuance of shares of common stock	55,000,000	6,200,000
Repurchases of shares of common stock	(20,000,000)	-
Distributions paid to common stockholders	(8,739,325)	(7,801,880)
Short-term borrowings	35,894,306	-

Net cash provided by (used in) financing activities	62,154,981	(1,601,880)

Net increase in cash and cash equivalents	20,668,222	16,104,175

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,058,796	4,289,122

Cash and cash equivalents, end of period	$31,727,018	$20,393,297

Supplemental cash flow information
Interest paid on short-term financing	$136,800	$-

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$27	$25
Payment-in-kind (“PIK”) interest income	$69,132	$110,285

(a)	Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of June 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (107.2%)(g)(h):

Healthcare & Pharmaceuticals
Advarra, Senior Secured Initial Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 7/9/26	6/26/2019	$4,124,436	$4,098,846	$4,124,432
Radiology Partners, Senior Secured Term B Loan (First Lien), 4.25% (LIBOR + 4.25%), maturity 7/9/25 (i)	6/28/2018	4,215,792	4,339,776	3,880,055
Young, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 11/7/24	11/6/2017	3,735,868	3,729,299	3,698,509
American Vision Partners, Unitranche, 6.50% (LIBOR + 5.75%), maturity 9/30/27 (j) (k)	9/22/2021	3,740,843	3,680,945	3,681,371
InHealth Medical Alliance, Senior Secured Initial Term Loan, 8.29% (LIBOR + 6.00%), maturity 6/28/28	6/25/2021	3,473,750	3,443,060	3,360,853
PharMedQuest, Unitranche, 6.75% (LIBOR + 5.75%), maturity 10/31/24 (j)	11/6/2019	3,285,898	3,260,151	3,285,898
Zest Dental, Senior Secured Initial Term Loan (First Lien), 5.79% (LIBOR + 3.50%), maturity 3/14/25	5/30/2018	3,230,629	3,241,922	3,230,629
Waystar, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 10/22/26	9/19/2019	2,934,962	2,928,498	2,912,950
Advancing Eyecare, Senior Secured Initial Term Loan, 6.25% (SOFR + 5.75%), maturity 6/29/29 (i)	5/27/2022	2,500,000	2,437,500	2,437,500
Zelis RedCard, Senior Secured Term B-1 Loan, 3.50% (LIBOR + 3.50%), maturity 9/30/26 (i)	9/27/2019	2,408,415	2,399,209	2,313,859
Premise Health, Senior Secured Initial Term Loan (First Lien), 5.79% (LIBOR + 3.50%), maturity 7/10/25	8/15/2018	2,270,804	2,275,385	2,270,804
Soliant, Senior Secured Initial Term Loan, 6.54% (LIBOR + 4.25%), maturity 3/31/28	3/26/2021	2,115,249	2,099,513	2,115,249
nThrive, Senior Secured Initial Loan (Second Lien), 9.04% (LIBOR + 6.75%), maturity 12/17/29	11/19/2021	2,000,000	1,973,000	1,990,000
CPS, Unitranche, 5.75% (LIBOR + 5.75%), maturity 5/27/28 (j)	5/18/2022	1,958,442	1,953,524	1,958,442
Gastro Health, Senior Secured Initial Term Loan (First Lien), 6.79% (LIBOR + 4.50%), maturity 7/3/28	7/2/2021	1,984,763	1,975,763	1,954,991
Upstream Rehabilitation, Senior Secured August 2021 Incremental Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 11/20/26	10/24/2019	1,961,438	1,958,839	1,946,727
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 6.79% (LIBOR + 4.50%), maturity 12/22/25	12/19/2018	1,930,000	1,920,338	1,881,750
Advanced Diabetes Supply, Senior Secured First Incremental Term Loan, 7.54% (LIBOR + 5.25%), maturity 12/30/27	7/13/2021	1,862,975	1,846,440	1,862,975
Press Ganey, Senior Secured Initial Term Loan (First Lien), 3.50% (LIBOR + 3.50%), maturity 7/24/26 (i)	7/23/2019	1,945,000	1,940,367	1,837,787
Blue Cloud, Unitranche, 6.04% (SOFR + 5.00%), maturity 1/21/28	12/13/2021	1,496,250	1,474,797	1,488,769
Mission Veterinary Partners, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 4/27/28	12/15/2021	1,488,750	1,475,284	1,488,750
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 5/18/28	5/12/2021	1,488,750	1,482,270	1,481,306
Quantum Health, Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien), 6.79% (LIBOR + 4.50%), maturity 12/22/27	12/18/2020	1,485,000	1,465,155	1,477,575
Symplr, Senior Secured Initial Term Loan (First Lien), 5.25% (LIBOR + 4.50%), maturity 12/22/27 (i)	11/23/2020	1,481,250	1,461,540	1,427,108
Tecomet, Senior Secured 2017 Term Loan (First Lien), 5.79% (LIBOR + 3.50%), maturity 5/1/24	1/10/2019	1,149,819	1,147,874	1,112,450
Solis Mammography, Senior Secured Initial Term Loan (First Lien), 7.04% (LIBOR + 4.75%), maturity 4/17/28	4/1/2021	1,075,833	1,067,373	1,065,075
Ivy Rehab, Senior Secured Initial Term Loan (First Lien), 5.79% (SOFR + 4.75%), maturity 2/17/29	3/11/2022	1,019,608	997,784	1,011,961
Micro Merchant Systems, Unitranche, 6.50% (LIBOR + 5.75%), maturity 12/14/27 (j)	3/2/2022	997,500	986,881	995,006
nThrive, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 12/18/28	11/19/2021	997,500	993,000	992,513
Wedgewood Pharmacy, Senior Secured Initial Term Loan, 6.54% (LIBOR + 4.25%), maturity 3/31/28	2/24/2021	992,500	983,770	992,500
Solis Mammography, Senior Secured Initial Term Loan (Second Lien), 10.29% (LIBOR + 8.00%), maturity 4/16/29	4/1/2021	1,000,000	987,040	990,000
Allied Benefit Systems, Senior Secured Initial Term B Loan, 6.79% (LIBOR + 4.50%), maturity 11/18/26	10/21/2020	985,000	973,827	982,538
CareCentrix, Senior Secured Initial Term Loan, 6.79% (LIBOR + 4.50%), maturity 4/3/25	4/2/2018	961,025	958,724	953,817
Alcami, Senior Secured Initial Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 7/14/25	7/12/2018	962,500	960,038	931,219
Forefront, Senior Secured Closing Date Term Loan, 5.29% (SOFR + 4.25%), maturity 4/2/29	3/23/2022	867,402	850,054	860,896
Epic Staffing Group, Senior Secured Initial Term Loan, 6.50% (SOFR + 6.00%), maturity 6/28/29 (i)	6/27/2022	825,581	776,047	776,047
UDG, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (LIBOR + 4.25%), maturity 8/19/28 (l)	8/6/2021	631,875	626,273	627,136
ImageFirst, Senior Secured Initial Term Loan, 6.79% (LIBOR + 4.50%), maturity 4/27/28	4/26/2021	607,841	605,350	603,282
AccentCare, Senior Secured 2021 Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 6/22/26	6/15/2021	495,000	495,000	490,050
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 4.25% (LIBOR + 4.25%), maturity 8/31/26 (i)	8/2/2019	524,006	520,663	479,228
RMP & MedA/Rx, Senior Secured Term Loan, 6.79% (LIBOR + 4.50%), maturity 2/6/25	3/22/2021	478,125	473,841	476,930
Western Dental, Senior Secured Incremental Term Loan, 6.00% (LIBOR + 5.25%), maturity 8/18/28 (i)	5/27/2022	500,000	490,000	472,030
MedRisk, Senior Secured Initial Term Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 5/10/28 (i)	4/1/2021	496,250	491,885	471,535
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien), 4.75% (LIBOR + 4.00%), maturity 7/24/26 (i)	10/1/2020	493,763	489,965	466,545
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 2/6/25	2/27/2017	408,523	408,438	407,502
Paradigm Oral Health, Senior Secured Delayed Draw Term Loan, 5.79% (SOFR + 4.75%), maturity 7/9/26	4/11/2022	303,683	293,957	301,406
CPS, Senior Secured Revolving Credit Loan, 5.75% (LIBOR + 5.75%), maturity 5/27/28 (j)	5/18/2022	-	(714)	-
Paradigm Oral Health, Senior Secured Revolving Loan, 5.79% (SOFR + 4.75%), maturity 7/9/26	4/11/2022	-	(1,111)	-
Ivy Rehab, Senior Secured Revolving Credit (First Lien), 5.79% (SOFR + 4.75%), maturity 3/15/28	3/11/2022	-	(3,367)	-
Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 7/9/24	6/26/2019	-	(7,619)	-

Services: Business
LegalShield, Senior Secured Initial Term Loan (First Lien), 4.25% (LIBOR + 3.75%), maturity 12/15/28 (i) (k)	12/7/2021	4,488,750	4,448,250	4,297,326
InnovateMR, Unitranche, 6.75% (LIBOR + 5.75%), maturity 1/20/28 (i) (j)	12/16/2021	4,226,065	4,152,776	4,163,690
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 6.00% (LIBOR + 5.00%), maturity 9/23/25 (k)	9/26/2019	3,890,000	3,866,973	3,890,000
RevSpring, Senior Secured Initial Term Loan (First Lien), 4.25% (LIBOR + 4.25%), maturity 10/11/25 (k)	10/5/2018	3,860,000	3,857,320	3,860,000
Eliassen, Unitranche, 6.79% (SOFR + 5.75%), maturity 4/14/28	3/31/2022	3,259,259	3,206,319	3,242,963
Veritext, Senior Secured Initial Term Loan (First Lien), 3.25% (LIBOR + 3.25%), maturity 8/1/25 (i)	8/14/2018	3,095,178	3,082,402	3,095,178
Discovery Education, Unitranche, 6.50% (SOFR + 5.75%), maturity 3/10/29 (k)	3/25/2022	3,000,000	2,949,959	2,977,500
Fleetwash, Senior Secured Incremental Term Loan, 7.04% (LIBOR + 4.75%), maturity 10/1/24	9/25/2018	2,888,175	2,874,731	2,859,293
CoolSys, Senior Secured Closing Date Initial Term Loan, 7.04% (LIBOR + 4.75%), maturity 8/11/28	8/4/2021	2,577,326	2,549,779	2,548,331
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 10/29/27	10/23/2020	2,417,703	2,397,661	2,399,570
The Facilities Group, Unitranche, 8.04% (LIBOR + 5.75%), maturity 11/30/27	12/10/2021	2,351,163	2,329,795	2,339,407
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 4.75% (LIBOR + 3.75%), maturity 4/9/27 (i)	3/6/2020	2,450,000	2,432,834	2,338,613
Vistage, Senior Secured Term B Loan (First Lien), 5.00% (LIBOR + 4.00%), maturity 2/10/25 (i)	2/6/2018	2,310,869	2,308,473	2,310,869
TRC Companies, Senior Secured Initial Term Loan (Second Lien), 9.04% (LIBOR + 6.75%), maturity 12/7/29	11/19/2021	2,000,000	1,982,000	1,985,000
Veregy, Senior Secured Initial Term Loan, 8.29% (LIBOR + 6.00%), maturity 11/3/27	11/2/2020	1,970,000	1,923,711	1,945,375
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 5.79% (LIBOR + 3.50%), maturity 6/19/24	6/30/2017	1,927,352	1,927,352	1,927,352
Mediaocean, Senior Secured Initial Term Loan, 4.00% (LIBOR + 3.50%), maturity 12/15/28 (i)	12/9/2021	1,995,000	1,977,000	1,905,887
ECi Software, Senior Secured Initial Term Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 11/9/27 (i)	9/17/2020	1,970,000	1,963,289	1,883,267
Liberty Group, Unitranche, 5.75%, maturity 6/9/28 (i) (j)	6/6/2022	1,818,182	1,778,996	1,781,818
Addison Group, Senior Secured Initial Term Loan, 5.29% (SOFR + 4.25%), maturity 12/29/28	1/19/2022	1,496,250	1,492,875	1,496,250

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business (continued)
Insight Global, Unitranche, 6.75% (LIBOR + 6.00%), maturity 9/22/28 (k)	9/22/2021	$1,488,750	$1,459,389	$1,488,750
OSG Billing Services, Senior Secured Term B Loan (First Lien), 6.79% (LIBOR + 4.50%), maturity 3/27/24	3/26/2018	1,436,891	1,434,520	1,350,678
First Advantage, Senior Secured Term B-1 Loan (First Lien), 2.75% (LIBOR + 2.75%), maturity 1/31/27 (i)	1/23/2020	1,100,312	1,090,266	1,065,356
Veritext, Senior Secured Initial Term Loan (Second Lien), 6.75% (LIBOR + 6.75%), maturity 7/31/26 (i)	8/14/2018	1,000,000	997,010	1,000,000
trustaff Management, Senior Secured Initial Term Loan (First Lien), 6.04% (LIBOR + 3.75%), maturity 3/6/28	12/9/2021	992,462	990,218	992,462
TRC Companies, Senior Secured Initial Term Loan (First Lien), 6.04% (LIBOR + 3.75%), maturity 12/8/28	11/19/2021	997,500	993,000	990,019
Divisions Maintenance Group, Senior Secured Term B Loan, 7.04% (LIBOR + 4.75%), maturity 5/27/28	5/21/2021	992,500	984,040	985,056
WCG, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 1/8/27	12/13/2019	980,000	973,062	972,650
Restaurant Technologies, Senior Secured Initial Term Loan, 4.75% (SOFR + 4.25%), maturity 4/2/29 (i)	3/17/2022	997,500	973,294	966,578
eResearch (ERT), Senior Secured Initial Term Loan (First Lien), 5.50% (LIBOR + 4.50%), maturity 2/4/27 (i)	12/1/2020	984,931	984,931	930,034
Diversified, Senior Secured Initial Term Loan, 7.04% (LIBOR + 4.75%), maturity 12/23/23	4/19/2019	899,347	896,300	892,602
Secretariat International, Senior Secured Initial Term Loan (First Lien), 7.04% (LIBOR + 4.75%), maturity 12/29/28	12/16/2021	845,750	841,254	841,521
System One, Senior Secured Initial Term Loan, 6.29% (LIBOR + 4.00%), maturity 3/2/28	1/28/2021	495,000	493,020	490,050
Therma Holdings, Senior Secured Initial Term Loan (2021), 4.75% (LIBOR + 4.00%), maturity 12/16/27 (i)	12/11/2020	502,841	501,743	480,670
Liberty Group, Senior Secured Revolving Loan, 2.29%, maturity 6/9/28 (i) (j)	6/6/2022	45,455	40,909	44,545
Insight Global, Senior Secured Revolving Loan, 8.29% (LIBOR + 6.00%), maturity 9/22/27	9/23/2021	36,899	36,899	36,899
Discovery Education, Senior Secured Revolving Facility, 6.79% (SOFR + 5.75%), maturity 4/7/28	3/25/2022	-	(4,038)	-

High Tech Industries
Qlik, Senior Secured 2021 Refinancing Term Loan, 4.00% (LIBOR + 4.00%), maturity 4/26/24 (i) (k)	3/29/2019	3,880,900	3,867,923	3,771,901
Golden Source, Unitranche, 6.50% (SOFR + 5.50%), maturity 5/31/28 (i) (j)	3/25/2022	3,474,178	3,397,547	3,404,695
Netsmart, Senior Secured Initial Term Loan (First Lien), 4.75% (LIBOR + 4.00%), maturity 10/1/27 (i)	9/29/2020	3,456,250	3,444,468	3,346,153
Jaggaer, Senior Secured Initial Term Loan (First Lien), 4.00% (LIBOR + 4.00%), maturity 8/14/26 (i)	8/9/2019	3,075,289	3,071,870	2,964,071
Infogroup, Senior Secured Term Loan (First Lien), 7.29% (LIBOR + 5.00%), maturity 4/3/23	3/28/2017	2,844,875	2,835,413	2,837,762
Ivanti Software, Senior Secured 2021 Specified Refinancing Term Loan (First Lien), 5.25% (LIBOR + 4.25%), maturity 12/1/27 (i)	11/20/2020	2,977,538	2,944,019	2,628,448
Planview, Senior Secured Closing Date Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 12/17/27	12/11/2020	2,618,995	2,596,580	2,612,448
Idera, Senior Secured Term B-1 Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 3/2/28 (i)	6/27/2017	2,586,222	2,585,543	2,433,358
PracticeTek, Unitranche, 5.50% (LIBOR + 5.50%), maturity 11/23/27 (j)	11/22/2021	2,397,424	2,337,009	2,397,424
Precisely, Senior Secured Third Amendment Term Loan (First Lien), 4.75% (LIBOR + 4.00%), maturity 4/24/28 (i)	3/19/2021	2,481,250	2,470,540	2,299,717
Flexera Software, Senior Secured Term B-1 Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 3/3/28 (i)	2/16/2020	2,370,234	2,370,234	2,272,908
Barracuda, Senior Secured Second Lien Term Loan, 8.04% (SOFR + 7.00%), maturity 5/17/30	5/17/2022	2,000,000	1,940,000	1,985,000
QuickBase, Senior Secured Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 4/2/26	3/29/2019	1,940,000	1,934,451	1,925,450
HelpSystems, Senior Secured Term Loan, 4.75% (LIBOR + 4.00%), maturity 11/19/26 (i)	12/19/2019	1,979,854	1,972,866	1,880,871
Intermedia , Senior Secured New Term Loan (First Lien), 8.29% (LIBOR + 6.00%), maturity 7/21/25	7/13/2018	1,930,000	1,922,083	1,876,925
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 3.50% (LIBOR + 3.50%), maturity 3/5/27 (i) (m)	1/16/2020	1,960,018	1,876,844	1,875,154
MediaRadar, Unitranche, 6.75% (SOFR + 5.75%), maturity 7/22/28 (i) (j)	5/23/2022	1,837,037	1,800,296	1,800,296
OEConnection, Senior Secured Initial Term Loan, 6.29% (LIBOR + 4.00%), maturity 9/25/26	9/24/2019	1,600,419	1,595,835	1,592,417
Bomgar, Senior Secured Initial Term Loan (First Lien), 4.00% (LIBOR + 4.00%), maturity 4/18/25 (i)	5/25/2018	1,619,198	1,624,894	1,565,219
Digital Room, Senior Secured Closing Date Term Loan (First Lien), 7.54% (LIBOR + 5.25%), maturity 12/21/28	12/16/2021	1,496,250	1,482,750	1,481,288
Navex Global, Senior Secured Initial Term Loan (First Lien), 5.54% (LIBOR + 3.25%), maturity 9/5/25	8/15/2018	1,443,750	1,435,245	1,443,750
SmartBear, Senior Secured Initial Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 3/3/28	11/20/2020	990,000	981,540	990,000
Barracuda, Senior Secured 2020 Term Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 2/12/25 (i)	3/2/2018	982,500	982,500	982,500
Unison, Unitranche, 8.00% (LIBOR + 7.00%), maturity 6/25/26 (j)	6/25/2020	980,000	962,218	980,000
ORBCOMM, Senior Secured Closing Date Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 9/1/28	6/17/2021	992,500	988,000	960,244
Imperva, Senior Secured Term Loan, 6.29% (LIBOR + 4.00%), maturity 1/12/26	9/23/2020	981,038	974,351	949,154
Infoblox, Senior Secured Initial Term Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 12/1/27 (i)	10/7/2020	990,000	986,276	920,931
Barracuda, Senior Secured First Lien Term Loan, 5.54% (SOFR + 4.50%), maturity 5/17/29	5/17/2022	500,000	485,000	496,250
Cloudera, Senior Secured Initial Term Loan (First Lien), 6.04% (LIBOR + 3.75%), maturity 10/8/28	8/10/2021	498,750	494,277	495,009
DigiCert, Senior Secured Initial Term Loan (First Lien), 4.00% (LIBOR + 4.00%), maturity 10/16/26 (i)	3/13/2020	488,750	469,009	469,478
Golden Source, Senior Secured Revolving Credit, 6.50% (SOFR + 5.50%), maturity 5/31/28 (i) (j)	3/25/2022	-	(9,390)	-
PracticeTek, Senior Secured Revolving Loan, 5.50% (LIBOR + 5.50%), maturity 11/23/27 (j)	11/22/2021	-	(7,156)	-

Containers, Packaging & Glass
InMark, Unitranche, 7.00% (LIBOR + 6.00%), maturity 12/23/26 (j) (k)	12/10/2021	6,455,559	6,334,519	6,455,559
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 4.50% (LIBOR + 3.50%), maturity 5/30/24 (k)	5/11/2017	3,335,581	3,328,944	3,243,853
Brook & Whittle, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 12/14/28	12/9/2021	3,147,065	3,123,377	3,131,330
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 7/18/26	7/17/2019	2,503,650	2,494,564	2,491,131
Packaging Coordinators, Senior Secured Term B Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 11/30/27 (i)	9/25/2020	2,456,375	2,449,139	2,355,247
Paragon Films, Senior Secured Closing Date Term Loan (First Lien), 7.29% (LIBOR + 5.00%), maturity 12/16/28	12/15/2021	1,995,000	1,975,663	1,985,025
Intertape Polymer, Senior Secured Initial Term Loan (First Lien), 5.00% (SOFR + 4.50%), maturity 7/31/29 (i)	6/15/2022	2,000,000	1,920,000	1,920,000
Resource Label Group, Senior Secured Closing Date Initial Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 7/7/28	7/2/2021	1,870,348	1,862,159	1,865,672
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 3.75% (LIBOR + 3.25%), maturity 3/3/28 (i)	1/29/2021	1,819,572	1,811,907	1,719,152
Technimark, Senior Secured Initial Term Loan (First Lien), 6.04% (LIBOR + 3.75%), maturity 7/7/28	6/30/2021	1,485,000	1,478,520	1,466,438
Potters Industries, Senior Secured Initial Term Loan, 6.29% (LIBOR + 4.00%), maturity 12/14/27	11/19/2020	1,481,250	1,470,077	1,464,586
Tekni-Plex, Senior Secured Tranche B-3 Initial Term Loan, 4.50% (LIBOR + 4.00%), maturity 9/15/28 (i)	7/29/2021	1,080,991	1,078,715	1,025,307
Lacerta, Senior Secured Term Loan, 7.79% (LIBOR + 5.50%), maturity 12/30/26	2/8/2021	985,000	976,135	985,000
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 7/31/26	7/25/2019	975,000	973,487	967,688
Novolex, Senior Secured Term B Loan (First Lien), 4.75% (SOFR + 4.25%), maturity 4/13/29 (i)	3/30/2022	1,000,000	975,820	950,757
Applied Adhesives, Senior Secured Term A Loan, 7.29% (LIBOR + 5.00%), maturity 3/12/27	3/12/2021	595,899	590,976	592,919
Five Star Holding Corp, Senior Secured Initial Term Loan (First Lien), 5.29% (SOFR + 4.25%), maturity 5/5/29	4/27/2022	500,000	492,627	496,250
Golden West Packaging, Senior Secured Initial Term Loan, 7.54% (LIBOR + 5.25%), maturity 12/1/27	11/29/2021	496,875	492,375	495,633
Pregis Corporation, Senior Secured Third Amendment Refinancing Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 7/31/26	12/9/2020	496,250	494,388	492,528
Applied Adhesives, Senior Secured Revolving Loan, 7.29% (LIBOR + 5.00%), maturity 3/12/27	3/12/2021	23,111	22,471	22,996

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Banking, Finance, Insurance & Real Estate
Confluence, Senior Secured Initial Term Loan (First Lien), 4.25% (LIBOR + 3.75%), maturity 7/31/28 (k)	7/22/2021	$3,980,000	$3,962,000	$3,970,050
Ascensus, Senior Secured Initial Term Loan (First Lien), 5.79% (LIBOR + 3.50%), maturity 8/2/28	11/17/2021	2,992,500	2,978,996	2,970,056
Cherry Bekaert, Unitranche, 5.50%, maturity 6/30/28 (i) (j)	6/13/2022	3,020,713	2,960,299	2,960,299
AmeriLife, Senior Secured Initial Term Loan (First Lien), 4.00% (LIBOR + 4.00%), maturity 3/18/27 (i)	2/6/2020	2,450,358	2,438,426	2,450,358
EPIC Insurance, Unitranche, 7.54% (LIBOR + 5.25%), maturity 9/29/28	8/27/2021	2,182,562	2,149,572	2,171,649
American Beacon Advisors, Senior Secured Tranche D Term Loan (Second Lien), 10.29% (LIBOR + 8.00%), maturity 4/30/25	10/31/2017	2,117,133	2,121,670	2,111,840
BETA, Senior Secured Term Facility, 5.25% (SOFR + 5.25%), maturity 7/1/29 (i) (j)	6/24/2022	2,000,000	1,959,868	1,960,000
Kestra Financial, Senior Secured Initial Term Loan, 6.54% (LIBOR + 4.25%), maturity 6/3/26	4/29/2019	1,945,000	1,933,096	1,935,275
Integro, Senior Secured Initial Term Loan (First Lien), 8.04% (LIBOR + 5.75%), maturity 10/31/22	10/9/2015	1,930,484	1,932,669	1,776,045
Orion, Senior Secured 2021 Refinancing Term Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 9/24/27 (i)	8/4/2020	1,477,547	1,464,047	1,409,675
SIAA, Unitranche, 8.54% (LIBOR + 6.25%), maturity 4/28/28	4/21/2021	1,166,639	1,148,666	1,166,639
Community Brands, Senior Secured Initial Term Loan, 6.79% (SOFR + 5.75%), maturity 2/24/28	2/23/2022	997,500	976,459	990,019
LERETA, Senior Secured Initial Term Loan, 7.54% (LIBOR + 5.25%), maturity 7/30/28	7/27/2021	992,500	983,500	985,056
Advisor Group, Senior Secured Term B-1 Loan, 4.50% (LIBOR + 4.50%), maturity 7/31/26 (i)	1/31/2020	1,024,181	1,020,371	984,554
Sedgwick Claims, Senior Secured Initial Term Loan, 5.54% (LIBOR + 3.25%), maturity 12/31/25	2/12/2020	487,374	486,945	486,155
EdgeCo, Senior Secured Third Amendment Term Loan, 5.79% (SOFR + 4.75%), maturity 6/1/26	3/29/2022	299,250	276,968	297,754
Integro, Senior Secured Tenth Amendment Initial Loan, 13.04% (SOFR + 12.00%), maturity 5/9/23	5/5/2022	161,041	161,041	148,158
EPIC Insurance, Senior Secured Revolving Loan, 7.54% (LIBOR + 5.25%), maturity 9/30/27	8/27/2021	-	(269)	-
BETA, Senior Secured Revolving Credit Facility, 5.25% (SOFR + 5.25%), maturity 7/1/27 (i) (j)	6/24/2022	-	(6,216)	-

Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 5.75% (LIBOR + 4.75%), maturity 7/26/24 (i)	10/1/2019	5,195,798	5,159,394	5,195,798
HDT Global, Senior Secured Initial Term Loan, 8.04% (LIBOR + 5.75%), maturity 7/8/27	6/30/2021	3,325,000	3,230,500	3,216,938
StandardAero, Senior Secured 2020 Term B-1 Loan, 3.50% (LIBOR + 3.50%), maturity 4/6/26 (i)	1/24/2019	3,254,423	3,248,305	3,065,611
CPI International, Senior Secured Term Loan, 6.25% (SOFR + 5.50%), maturity 6/30/29 (i) (j)	5/18/2022	3,000,000	2,940,000	2,940,000
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 10.04% (LIBOR + 7.75%), maturity 4/30/26	5/10/2018	2,000,000	2,006,306	1,935,000
Amentum, Senior Secured Tranche 3 Term Loan (First Lien), 4.50% (SOFR + 4.00%), maturity 2/15/29 (i)	2/10/2022	2,000,000	1,990,678	1,924,030
Whitcraft, Unitranche, 8.29% (LIBOR + 6.00%), maturity 4/3/23	3/6/2020	1,952,371	1,945,505	1,898,681
StandardAero, Senior Secured 2020 Term B-2 Loan, 3.50% (LIBOR + 3.50%), maturity 4/6/26 (i)	1/24/2019	1,749,690	1,746,401	1,648,178
Tronair, Senior Secured Initial Term Loan (First Lien), 6.75% (LIBOR + 5.75%) cash, 0.50% PIK, maturity 9/8/23	9/30/2016	1,358,487	1,356,012	1,304,148
Amentum, Senior Secured Tranche 1 Term Loan (First Lien), 3.50% (LIBOR + 3.50%), maturity 1/29/27 (i)	1/24/2020	980,000	956,279	942,834
Peraton, Senior Secured Term B Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 2/1/28 (i)	2/23/2021	969,612	965,652	928,444
API Technologies, Senior Secured Initial Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 5/9/26	1/15/2020	974,874	953,855	901,759
BlueHalo, Unitranche, 8.29% (LIBOR + 6.00%), maturity 10/31/25	11/17/2021	496,521	489,771	490,935
Novaria Group, Senior Secured Initial Term Loan, 7.79% (LIBOR + 5.50%), maturity 1/27/27	1/24/2020	481,818	478,356	469,773
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 6.04% (LIBOR + 3.75%), maturity 4/30/25	7/18/2019	485,491	483,911	466,072
BlueHalo, Senior Secured Revolving Loan, 8.29% (LIBOR + 6.00%), maturity 10/31/25	11/17/2021	44,770	43,429	44,266

Capital Equipment
FloWorks, Senior Secured Initial Term Loan (First Lien), 6.04% (SOFR + 5.00%), maturity 12/27/28	12/27/2021	4,000,000	3,865,000	4,000,000
Tank Holding, Unitranche, 7.04% (SOFR + 6.00%), maturity 3/31/28	3/25/2022	4,000,000	3,923,934	3,970,000
Plaskolite, Senior Secured 2021-1 Refinancing Term Loan (First Lien), 4.75% (LIBOR + 4.00%), maturity 12/15/25 (i)	12/12/2018	3,861,125	3,821,204	3,597,046
Excelitas, Senior Secured Initial Euro Term Loan, 5.75% (Other + 5.75%), maturity 7/6/29 (i)	6/15/2022	2,969,565	2,910,174	2,910,174
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 6.04% (LIBOR + 3.75%), maturity 9/30/24	4/20/2018	2,037,185	2,037,185	2,032,092
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 4.25% (LIBOR + 3.75%), maturity 3/31/28 (i)	3/17/2021	1,674,662	1,672,288	1,596,007
Excelitas, Senior Secured Initial Term Loan (Second Lien), 8.50% (LIBOR + 7.50%), maturity 12/1/25 (i)	2/19/2020	1,500,000	1,484,551	1,500,000
Radwell, Unitranche, 6.79% (SOFR + 5.75%), maturity 4/1/29	3/11/2022	1,500,000	1,475,589	1,488,750
Edward Don, Senior Secured Initial Term Loan, 6.54% (LIBOR + 4.25%), maturity 7/2/25	6/26/2018	1,370,943	1,368,270	1,333,242
Therm-O-Disc, Senior Secured Initial Term Loan (First Lien), 7.04% (SOFR + 6.00%), maturity 5/31/29	5/26/2022	1,000,000	920,000	992,500
TriMark, Senior Secured Second Amendment Tranche B Loan (Super Senior priority), 5.79% (LIBOR + 3.50%), maturity 8/28/24	1/31/2022	968,518	968,518	794,185
Culligan, Senior Secured 2022 Refinancing Term B Loan, 4.50% (LIBOR + 4.00%), maturity 7/31/28 (i)	6/17/2021	562,500	559,969	524,105
Infinite Electronics, Senior Secured Initial Term Loan (First Lien), 5.54% (LIBOR + 3.25%), maturity 3/2/28	2/24/2021	495,000	494,010	495,000
Excelitas, Senior Secured Initial USD Term Loan (First Lien), 4.50% (LIBOR + 3.50%), maturity 12/2/24 (i)	10/24/2018	481,108	483,254	481,108
SPX Flow, Senior Secured Term Loan, 5.00% (SOFR + 4.50%), maturity 4/5/29 (i)	3/18/2022	500,000	477,500	471,703
Duravant, Senior Secured Incremental Amendment No. 5 Term Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 5/19/28 (i)	3/5/2020	489,962	489,962	466,244
Tank Holding, Senior Secured Revolving Credit Loan, 7.04% (SOFR + 6.00%), maturity 3/31/28	3/25/2022	61,538	58,585	61,077
Radwell, Senior Secured Revolving Loan, 6.79% (SOFR + 5.75%), maturity 4/1/28	3/11/2022	-	(1,200)	-

Chemicals, Plastics & Rubber
DuBois Chemicals, Senior Secured Term Loan (Second Lien) - 2019, 10.79% (LIBOR + 8.50%), maturity 9/30/27	10/8/2019	3,000,000	2,977,818	2,977,500
Vertellus, Senior Secured Initial Term Loan, 8.29% (LIBOR + 6.00%), maturity 12/22/27	12/18/2020	2,977,500	2,911,500	2,962,613
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 5.54% (LIBOR + 3.25%), maturity 1/31/25	1/26/2018	2,613,975	2,619,536	2,574,765
Unifrax, Senior Secured USD Term Loan (First Lien), 3.75% (LIBOR + 3.75%), maturity 12/12/25 (i)	11/5/2018	2,413,709	2,396,941	2,317,161
Boyd Corp, Senior Secured Initial Loan (Second Lien), 9.04% (LIBOR + 6.75%), maturity 9/6/26	8/16/2018	2,000,000	2,001,506	1,995,000
Meridian Adhesives Group, Senior Secured Initial Term Loan, 6.29% (LIBOR + 4.00%), maturity 7/24/28	7/16/2021	1,990,000	1,972,270	1,980,050
USALCO, Unitranche, 8.29% (LIBOR + 6.00%), maturity 10/19/27	10/26/2021	1,990,000	1,972,000	1,975,075
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 6.79% (LIBOR + 4.50%), maturity 9/30/26	10/8/2019	1,768,296	1,739,857	1,755,034
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 5.79% (LIBOR + 3.50%), maturity 10/28/24	11/30/2018	962,217	952,820	957,406
Ascensus Specialties, Senior Secured Initial Term Loan, 6.54% (LIBOR + 4.25%), maturity 6/30/28	12/3/2021	496,233	487,233	492,512
Polytek, Senior Secured Term Loan, 7.29% (LIBOR + 5.00%), maturity 9/20/24	12/23/2020	492,600	488,370	476,590
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 3.50% (LIBOR + 3.50%), maturity 9/6/25 (i)	11/7/2018	489,822	465,745	459,896
USALCO, Senior Secured Revolving Loan, 8.29% (LIBOR + 6.00%), maturity 10/19/26	10/26/2021	153,226	150,323	152,077
Vertellus, Senior Secured Revolving Credit Loan, 8.29% (LIBOR + 6.00%), maturity 12/22/25	12/18/2020	72,936	61,995	72,571

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Consumer
Ned Stevens, Unitranche, 7.00% (SOFR + 6.00%), maturity 6/30/29 (i) (j)	6/22/2022	$3,558,460	$3,496,006	$3,505,084
Weld North, Senior Secured 2021 Term Loan, 4.75% (LIBOR + 3.75%), maturity 12/21/27 (i)	12/21/2020	2,408,195	2,408,195	2,323,672
A Place For Mom, Senior Secured Term Loan, 6.79% (LIBOR + 4.50%), maturity 2/10/26	7/28/2017	2,221,608	2,221,436	2,204,945
Smart Start, Senior Secured Term B Loan (Second Lien), 10.04% (LIBOR + 7.75%), maturity 12/16/29	12/10/2021	2,000,000	1,964,000	1,985,000
Smart Start, Senior Secured Term B Loan (First Lien), 6.79% (LIBOR + 4.50%), maturity 12/16/28	12/10/2021	1,990,000	1,972,000	1,975,075
FullBloom, Senior Secured Initial Term Loan (First Lien), 5.29% (SOFR + 4.25%), maturity 12/15/28	12/10/2021	1,500,000	1,486,500	1,488,750
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 3.00% (LIBOR + 3.00%), maturity 5/14/26 (i)	5/8/2019	1,528,610	1,526,527	1,467,623
Teaching Strategies, Senior Secured Initial Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 8/31/28	8/19/2021	995,000	986,054	995,000
Spring Education, Senior Secured Initial Term Loan (First Lien), 4.25% (LIBOR + 4.25%), maturity 7/30/25 (i)	7/26/2018	962,500	961,255	908,272
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 7.79% (LIBOR + 5.50%), maturity 5/9/25	5/4/2018	610,388	605,691	610,388
Ned Stevens, Senior Secured Revolving Credit, 7.00% (SOFR + 6.00%), maturity 6/30/28 (i) (j)	6/22/2022	34,495	30,410	33,978
Ned Stevens, Senior Secured Revolving Loan, 6.25% (LIBOR + 5.25%), maturity 9/30/25 (j)	9/30/2019	-	(2,614)	-

Transportation: Cargo
Evans Network, Senior Secured Initial Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 8/19/28	8/6/2021	3,645,918	3,609,918	3,627,689
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 5.00% (LIBOR + 4.00%), maturity 10/12/24 (i)	11/20/2018	3,553,288	3,550,804	3,429,328
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 7.04% (LIBOR + 4.75%), maturity 11/12/27	11/12/2020	2,106,328	2,089,200	2,106,328
AIT Worldwide Logistics, Senior Secured Initial Term Loan (First Lien), 5.50% (LIBOR + 4.75%), maturity 4/6/28 (i)	12/9/2021	1,985,000	1,980,511	1,845,857
St. George Logistics, Senior Secured Initial Term Loan, 7.04% (SOFR + 6.00%), maturity 3/24/28	4/28/2022	1,496,250	1,474,453	1,481,288
Worldwide Express, Senior Secured Initial Term Loan (First Lien), 5.00% (LIBOR + 4.25%), maturity 7/26/28 (i)	7/23/2021	1,492,500	1,482,375	1,375,550
Omni Logistics, Senior Secured Initial Term Loan (First Lien), 7.29% (LIBOR + 5.00%), maturity 12/30/26	11/24/2021	1,154,031	1,143,234	1,154,031
FLS Transportation, Senior Secured Term B Loan, 7.54% (LIBOR + 5.25%), maturity 12/18/28	4/14/2022	1,000,000	990,328	1,000,000
Magnate, Senior Secured Initial Term Loan (First Lien), 7.79% (LIBOR + 5.50%), maturity 12/29/28	3/11/2022	923,929	906,270	923,929
FLS Transportation, Senior Secured Revolving Loan, 7.54% (LIBOR + 5.25%), maturity 12/17/27	4/14/2022	-	(889)	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 7.29% (LIBOR + 5.00%), maturity 12/30/25	11/24/2021	-	(1,119)	-

Beverage, Food & Tobacco
Bettcher Industries, Senior Secured Initial Term Loan (Second Lien), 8.29% (SOFR + 7.25%), maturity 12/14/29	12/13/2021	2,500,000	2,477,500	2,468,750
Bettcher Industries, Senior Secured Initial Term Loan (First Lien), 5.04% (SOFR + 4.00%), maturity 12/14/28	12/13/2021	1,995,000	1,977,000	1,970,063
Sovos Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (LIBOR + 3.75%), maturity 6/8/28 (i)	6/8/2021	2,033,001	2,033,001	1,941,393
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien), 6.04% (LIBOR + 3.75%), maturity 8/25/25	8/22/2018	1,925,000	1,920,615	1,896,125
Hissho Sushi, Unitranche, 6.75% (SOFR + 6.00%), maturity 5/18/28 (i) (j)	4/7/2022	1,857,143	1,818,418	1,820,000
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 6/9/28	6/7/2021	1,488,750	1,478,895	1,481,306
Monogram Foods, Senior Secured Initial Term Loan, 6.29% (LIBOR + 4.00%), maturity 8/28/28	8/13/2021	995,000	986,000	972,613
Hissho Sushi, Senior Secured Revolving Credit Loan, 6.75% (SOFR + 6.00%), maturity 5/18/28 (i) (j)	4/7/2022	33,333	32,667	32,667

Automotive
Highline, Senior Secured Initial Term Loan (First Lien), 6.79% (LIBOR + 4.50%), maturity 11/9/27	10/29/2020	2,827,841	2,769,183	2,735,936
Burgess Point Purchaser Corporation, Senior Secured Term Loan, 5.75% (SOFR + 5.25%), maturity 7/31/29 (i) (j)	6/30/2022	3,000,000	2,700,000	2,700,000
Rough Country, Senior Secured Initial Term Loan (First Lien), 5.79% (LIBOR + 3.50%), maturity 7/28/28	7/26/2021	1,975,000	1,970,500	1,965,125
Truck Hero, Senior Secured Initial Term Loan, 4.00% (LIBOR + 3.25%), maturity 1/31/28 (i)	1/20/2021	1,481,250	1,481,250	1,346,278
IXS, Senior Secured Initial Term Loan, 6.54% (LIBOR + 4.25%), maturity 3/5/27	2/27/2020	790,270	788,592	764,587
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 9.04% (LIBOR + 6.75%), maturity 2/2/26	2/23/2022	500,000	500,000	496,250
Wheel Pros, Senior Secured Initial Term Loan (First Lien), 5.25% (LIBOR + 4.50%), maturity 5/11/28 (i)	4/23/2021	496,250	492,290	416,321

Construction & Building
Tangent, Senior Secured Closing Date Term Loan (First Lien), 7.04% (LIBOR + 4.75%), maturity 11/30/27	10/2/2019	1,785,932	1,777,413	1,765,840
PlayPower, Senior Secured Initial Term Loan, 7.79% (LIBOR + 5.50%), maturity 5/8/26	5/10/2019	1,747,195	1,747,195	1,624,891
PlayCore, Senior Secured Initial Term Loan (Second Lien), 10.04% (LIBOR + 7.75%), maturity 9/29/25	2/7/2020	1,500,000	1,477,670	1,496,250
Dodge Construction Network, Senior Secured Initial Term Loan (First Lien), 5.79% (SOFR + 4.75%), maturity 2/23/29	2/10/2022	1,000,000	985,952	1,000,000
PlayCore, Senior Secured Initial Term Loan (First Lien), 6.04% (LIBOR + 3.75%), maturity 9/30/24	9/18/2017	951,927	950,801	949,547
Specialty Products & Insulation, Senior Secured Tranche B-1 Term Loan, 6.29% (SOFR + 5.25%), maturity 12/21/27	3/16/2022	794,962	787,254	792,975
Acuren, Senior Secured Initial Term Loan, 6.54% (LIBOR + 4.25%), maturity 1/23/27	1/17/2020	476,270	474,553	476,270
Hoffman Southwest, Senior Secured Initial Term Loan, 7.04% (LIBOR + 4.75%), maturity 8/14/23	5/16/2019	434,492	434,898	432,319

Consumer Goods: Non-durable
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 11/21/23	11/9/2016	2,381,171	2,377,183	2,285,924
Augusta Sportswear Group, Senior Secured Initial Term Loan, 5.50% (LIBOR + 4.50%), maturity 10/26/23 (k)	11/2/2016	2,001,028	1,995,099	1,991,023
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 6.79% (LIBOR + 4.50%), maturity 9/11/23	9/29/2016	1,881,139	1,876,189	1,876,436
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 11.79% (LIBOR + 9.50%), maturity 11/21/24	2/7/2020	1,250,000	1,250,000	1,209,375

Environmental Industries
Alliance Environmental Group, Unitranche, 7.00% (LIBOR + 6.00%), maturity 12/30/27 (j)	12/30/2021	4,136,507	4,058,427	4,136,507
Denali Water Solutions, Senior Secured Closing Date Term Loan, 6.54% (LIBOR + 4.25%), maturity 3/27/28	3/18/2021	1,980,000	1,962,000	1,960,200
Denali Water Solutions, Senior Secured Amendment No. 3 Term Loan, 5.67% (SOFR + 4.63%), maturity 3/27/28	5/5/2022	500,000	482,500	495,000
Keter Environmental Services, Unitranche, 5.23% (LIBOR + 2.94%), maturity 10/29/27	11/5/2021	497,500	493,000	493,769
Alliance Environmental Group, Senior Secured Revolving Loan, 7.00% (LIBOR + 6.00%), maturity 12/30/27 (j)	12/30/2021	149,007	142,384	149,007
Keter Environmental Services, Unitranche, 8.79% (LIBOR + 6.50%), maturity 10/29/27	11/5/2021	27,360	26,586	27,155

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 4.00% (LIBOR + 3.00%), maturity 3/20/25 (k)	3/16/2018	3,829,693	3,830,178	3,791,396

Media: Diversified & Production
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.50% (LIBOR + 3.50%), maturity 2/9/26 (i)	1/16/2019	2,909,867	2,896,421	2,801,961

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Hotels, Gaming & Leisure
Northstar, Senior Secured Term Loan, 6.75% (LIBOR + 6.25%) cash, 1.00% PIK maturity 6/7/24	5/8/2017	$1,330,658	$1,330,659	$1,287,413
Auto Europe, Senior Secured Initial Dollar Term Loan, 7.29% (LIBOR + 5.00%), maturity 10/21/23	10/19/2016	1,119,231	1,115,522	895,385

Metals & Mining
Dynatect, Senior Secured Term B Loan, 6.79% (LIBOR + 4.50%), maturity 9/30/22	8/16/2019	1,905,588	1,896,111	1,905,588

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 6.79% (LIBOR + 4.50%), maturity 3/28/25	6/15/2021	1,483,227	1,481,124	1,460,979

Forest Products & Paper
Loparex, Senior Secured Initial Term Loan (First Lien), 6.79% (LIBOR + 4.50%), maturity 7/31/26	7/29/2019	1,458,750	1,449,450	1,458,750

Retail
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (LIBOR + 3.50%), maturity 12/16/24 (i)	10/17/2018	962,254	966,029	911,947
StubHub, Senior Secured USD Term B Loan, 5.79% (LIBOR + 3.50%), maturity 2/12/27	1/31/2020	487,500	485,783	468,000

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (LIBOR + 6.50%) PIK, maturity 12/20/24	12/20/2016	2,220,865	2,215,572	1,376,936

Utilities: Water
Aegion, Senior Secured Initial Term Loan, 7.04% (LIBOR + 4.75%), maturity 5/17/28	4/1/2021	992,500	988,270	985,056

Energy: Electricity
Franklin Energy, Senior Secured Term B Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 8/14/26	8/14/2019	972,500	970,815	948,188

Consumer Goods: Durable
Careismatic Brands, Senior Secured Initial Term Loan (First Lien), 5.54% (LIBOR + 3.25%), maturity 1/6/28	1/22/2021	495,000	494,010	488,813
Total Bank Loans			$440,648,277	$434,509,039

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.6%)(g)(h):

Services: Business
InnovateMR, Class A Units (387,311 Class A Units, Fair value of $470,019) (i) (j) (n) (o)	12/16/2021		$387,311	$470,019
Liberty Group, Series A-Preferred Units (113,636 Series A-Preferred Units, Fair value of $113,636) (i) (j) (n) (p)	6/6/2022		113,636	113,636

High Tech Industries
PracticeTek, Class A Units (318,350 Class A Units, Fair value of $311,804) (j) (n) (q)	11/22/2021		348,282	311,804
Golden Source, Class A Units (117,371 Class A Units, Fair value of $117,371) (i) (j) (n) (r)	3/25/2022		117,371	117,371

Environmental Industries
Alliance Environmental Group, A-1 Preferred Units (331,126 A-1 Preferred Units, Fair value of $348,454) (n) (s) (j)	9/30/2019		331,126	348,454

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B Units, Fair value of $318,184) (n) (t) (u) (j)	9/30/2019		261,438	318,184

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A Units, Fair value of $274,462) (n) (t) (v) (j)	12/22/2020		165,138	274,462

Beverage, Food & Tobacco
Hissho Sushi, Class A Units (25,000 Class A Units, Fair value of $250,000) (i) (j) (n) (w)	4/7/2022		250,000	250,000

Healthcare & Pharmaceuticals
Ivy Rehab, Class A Units (100 Class A Units, Fair value of $100,000) (j) (n) (x)	3/11/2022		100,000	100,000

Total Equity and Preferred Shares			$2,074,302	$2,303,930

Total Portfolio Investments(y)			$442,722,579	$436,812,969

(a)	All companies are located in the United States of America, unless otherwise noted.

(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate (“LIBOR”) unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.

(c)	All loans are income-producing, unless otherwise noted.

(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) unless otherwise noted.

(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.

(g)	Percentages are calculated using fair value of investments over net assets.

(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).

(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.

(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., ‘co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.

(k)	All or portion of this security has an open position related to short-term borrowings, as described in footnote 8.

(l)	The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.

(m)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.

(n)	Investment is non-income producing.

(o)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(p)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(q)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(r)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(s)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(t)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.

(u)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(v)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(w)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(x)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(y)	At June 30, 2022, the cost of investments for income tax purposes was $442,722,579, the gross unrealized depreciation for federal tax purposes was $7,783,848, the gross unrealized appreciation for federal income tax purposes was $1,874,238, and the net unrealized depreciation was $5,909,610.

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

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2021

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Media: Diversified & Production
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 2/9/26 (i)	1/16/2019	$2,924,905	$2,909,965	$2,928,921

Environmental Industries
Denali Water Solutions, Senior Secured Closing Date Term Loan, 5.00% (Libor + 4.25%), maturity 3/27/28	3/18/2021	1,990,000	1,970,000	1,967,613
Keter Environmental Services, Unitranche, 7.50% (Libor + 6.50%), maturity 10/29/27 (i)	11/5/2021	500,000	495,000	495,000
Keter Environmental Services, Unitranche, 7.50% (Libor + 6.50%), maturity 10/29/27 (i)	11/5/2021	4,560	4,514	4,514

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22 (i)	8/16/2019	1,937,063	1,926,533	1,917,692

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 3/28/25	6/15/2021	1,490,973	1,488,636	1,472,336

Forest Products & Paper
Loparex, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 4.50%), maturity 7/31/26	7/29/2019	1,466,250	1,455,917	1,462,584

Retail
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24 (i)	10/17/2018	967,287	971,481	952,067
StubHub, Senior Secured USD Term B Loan, 3.71% (Libor + 3.50%), maturity 2/12/27 (i)	1/31/2020	490,000	488,093	481,558

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%) PIK, maturity 12/20/24	12/20/2016	2,171,946	2,166,066	1,346,607

Utilities: Water
Aegion, Senior Secured Initial Term Loan, 5.50% (Libor + 4.75%), maturity 5/17/28	4/1/2021	997,500	992,800	995,006

Energy: Electricity
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.21% (Libor + 4.00%), maturity 8/14/26	8/14/2019	977,500	975,628	962,838

Consumer Goods: Durable
Careismatic Brands, Senior Secured Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 1/6/28 (i)	1/22/2021	497,500	496,400	496,361

Total Bank Loans			$403,106,122	$401,708,017

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.4%)(g)(h):

High Tech Industries
PracticeTek, Class A Units (318,350 Class A units, Fair value of $348,282)(k)(l)(o)	11/22/2021		$348,282	$348,282

Services: Business
Alliance Environmental Group, A-1 Preferred Units (331,126 A-1 Preferred Units, Fair value of $331,126)(k)(l)(p)	12/30/2021		331,126	331,126

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B units, Fair value of $280,604)(k)(l)(q)(t)	9/30/2019		261,438	280,604

Healthcare & Pharmaceuticals
Alpaca, Class A Units (45,746 Class A Units, Fair value of $205,742)(k)(l)(r)(t)	4/19/2019		80,512	205,742

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A units, Fair value of $180,603)(l)(m)(t)	12/22/2020		165,138	180,603

Total Equity and Preferred Shares			$1,186,496	$1,346,357

Total Portfolio Investments(u)			$404,292,618	$403,054,374

(a)	All companies are located in the United States of America, unless otherwise noted.

(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate (“LIBOR”) unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.

(c)	All loans are income-producing, unless otherwise noted.

(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) unless otherwise noted.

(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.

(g)	Percentages are calculated using fair value of investments over net assets.

(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).

(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.

(j)	All or portion of this security has an open position related to short-term borrowings, as described in footnote 8.

(k)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., ” ‘co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.

(l)	Investment is non-income producing.

(m)	The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.

(n)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.

(o)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(p)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(q)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(r)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(s)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(t)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.

(u)	At December 31, 2021, the cost of investments for income tax purposes was $404,292,618, the gross unrealized depreciation for federal tax purposes was $3,278,981, the gross unrealized appreciation for federal income tax purposes was $2,040,737, and the net unrealized depreciation was $1,238,244.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Notes to Financial Statements

June 30, 2022

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held on June 30, 2022 and December 31, 2021. At such dates, cash was not subject to any restrictions on withdrawal.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. As of June 30, 2022, no changes to the Company’s valuation policy have occurred as a result of this new rule.

Refer to Note 3 — Investments for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2022 and December 31, 2021, the Company did not hold any investment on non-accrual.

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

As of June 30, 2022, the Company held 230 investments in loans with OID. The Company accrued OID income of $157,869 and $302,788 for the three and six months ended June 30, 2022, respectively. The unamortized balance of OID on debt investments as of June 30, 2022, totaled $4,220,194. As of December 31, 2021, the Company held 231 investments in loans with OID. The Company accrued OID income of $110,757 and $229,309 for the three and six months ended June 30, 2021, respectively. The unamortized balance of OID investments as of December 31, 2021, totaled $3,028,962.

As of June 30, 2022, the Company held three investments which had a PIK interest component. The Company recorded $7,813 and $69,132 of PIK interest income for three and six months ended June 30, 2022, respectively. As of June 30, 2021, the Company held three investments which had a PIK interest component. The Company recorded $110,285 and $150,783 of PIK interest income for three and six months ended June 30, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company held $31,727,018 and $11,058,796 in cash and cash equivalents, respectively. For the three and six months ended June 30, 2022, the Company earned $397 and $781, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and six months ended June 30, 2021, the Company earned $356 and $630, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and six months ended June 30, 2022, the Company accrued $140,256 and $178,374 of other income, respectively, related to amendment fees. For the three and six months ended June 30, 2021, the Company accrued $15,488 and $63,002 of other income, respectively, related to amendment fees.

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

As of June 30, 2022, $286,857,096 of the Company’s investments were valued using unobservable inputs, and $149,955,873 were valued using observable inputs. During the six months ended June 30, 2022, $132,817,640 were transferred into Level 3 due to a decrease in observable prices in the market and $10,027,381 were transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2021, $153,189,910 of the Company’s investments were valued using unobservable inputs, and $249,864,464 were valued using observable inputs. During the six months ended June 30, 2021, $23,687,416 were transferred into Level 3 due to a decrease in observable prices in the market and $45,016,934 were transferred out of Level 3 due to price transparency.

The following table presents the Company’s investments carried at fair value as of June 30, 2022 and December 31, 2021, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$146,504,847	$261,879,227	$408,384,074
Second lien debt	-	2,500,000	23,624,965	26,124,965
Equity and Preferred Shares	-	951,026	1,352,904	2,303,930
Total	$-	$149,955,873	$286,857,096	$436,812,969

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$239,920,774	$137,142,045	$377,062,819
Second lien debt	-	9,943,690	14,701,508	24,645,198
Equity and Preferred Shares	-	-	1,346,357	1,346,357
Total	$-	$249,864,464	$153,189,910	$403,054,374

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2022. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of June 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First lien debt	$250,769,962	Matrix Pricing	Senior Leverage	0.45x - 16.25x	5.47x
			Total Leverage	0.45x - 19.49x	6.32x
			Interest Coverage	(0.55)x - 22.35x	2.65x
			Debt Service Coverage	(0.50)x - 16.18x	2.14x
			TEV Coverage	0.71x - 18.29x	2.44x
			Liquidity	25.36% - 588.40%	136.81%
			Spread Comparison	300bps - 700bps	468bps

	11,109,265	Market Analysis	Senior Leverage	(415.90)x - 533.03x	48.75x
			Total Leverage	(415.90)x - 533.03x	50.09x
			Interest Coverage	(0.77)x - 1.62x	0.82x
			Debt Service Coverage	(0.78)x - 1.29x	0.64x
			TEV Coverage	(0.04)x - 1.82x	0.91x
			Liquidity	27.57% - 546.48%	91.88%
			Spread Comparison	250bps - 650bps	470bps

Second lien debt	23,624,965	Matrix Pricing	Senior Leverage	4.10x - 10.03x	7.02x
			Total Leverage	4.10x - 10.03x	7.03x
			Interest Coverage	0.64x - 6.99x	2.81x
			Debt Service Coverage	0.51x - 4.61x	2.00x
			TEV Coverage	0.80x - 2.72x	1.74x
			Liquidity	63.73% - 210.00%	139.78%
			Spread Comparison	675bps - 950bps	758bps

Total	$285,504,192

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

The table above does not include $1,352,904 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2021. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First lien debt	$131,493,405	Matrix Pricing	Senior Leverage	2.66x - 19.28x	5.48x
			Total Leverage	2.66x - 19.28x	6.35x
			Interest Coverage	(1.00)x - 7.01x	2.53x
			Debt Service Coverage	(0.92)x - 5.85x	2.03x
			TEV Coverage	0.48x - 6.32x	2.44x
			Liquidity	28.32% - 871.75%	140.19%
			Spread Comparison	300bps - 700bps	468bps

Second lien debt	14,701,508	Matrix Pricing	Senior Leverage	4.05x - 11.68x	7.04x
			Total Leverage	4.05x - 11.68x	7.04x
			Interest Coverage	0.67x - 5.98x	2.84x
			Debt Service Coverage	0.53x - 4.66x	2.24x
			TEV Coverage	0.68x - 3.08x	1.70x
			Liquidity	56.63% - 353.33%	168.01%
			Spread Comparison	650bps - 950bps	782bps

Total	$146,194,913

(1)	For any portfolio company, the unobservable input “Liquidity” is a fraction, expressed as a percentage, the numerator of which is the sum of the company’s undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company’s revolving credit facility. The unobservable input “Spread Comparison” is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the six months ended June 30, 2022 and 2021 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Six Months Ended June 30, 2022	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2021	$137,142,045	$14,701,508	$1,346,357	$153,189,910
Transfers into Level 3	124,380,410	8,437,230	-	132,817,640
Transfers out of Level 3	(9,029,881)	(997,500)	-	(10,027,381)
Total gains:
Net realized gain (a)	179,924	5,583	107,938	293,445
Net unrealized appreciation (depreciation)(b)	135,921	21,638	(12,941)	144,618
New investments, repayments and settlements:(c)
Purchases	33,849,617	2,440,000	100,000	36,389,617
Settlements/repayments	(24,079,109)	(1,000,000)	-	(25,079,109)
Net amortization of premiums, PIK, discounts and fees	288,205	16,506	-	304,711
Sales	(987,905)	-	(188,450)	(1,176,355)
Fair Value as of June 30, 2022	$261,879,227	$23,624,965	$1,352,904	$286,857,096

(a)	Included in net realized gain on the accompanying Statement of Operations for the six months ended June 30, 2022.

(b)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the six months ended June 30, 2022.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Six Months Ended June 30, 2021	First lien debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2020	$170,910,171	$27,290,845	$799,189	$199,000,205
Transfers into Level 3	23,522,278	-	165,138	23,687,416
Transfers out of Level 3	(41,048,184)	(3,968,750)	-	(45,016,934)
Total gains:
Net realized gain (loss)(a)	101,904	24,823	(383,174)	(256,447)
Net unrealized appreciation (depreciation)(b)	124,987	(582)	244,306	368,711
New investments, repayments and settlements:(c)
Purchases	20,059,197	2,455,000	19,536	22,533,733
Settlements/repayments	(23,022,823)	(3,950,000)	-	(26,972,823)
Net amortization of premiums, PIK, discounts and fees	198,158	77,380	-	275,538
Sales	-	(1,445,770)	(417,361)	(1,863,131)
Fair Value as of June 30, 2021	$150,845,688	$20,482,946	$427,634	$171,756,268

(a)	Included in net realized loss on the accompanying Statement of Operations for the six months ended June 30, 2021.

(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2021.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at June 30, 2022 and 2021 was $61,229 and $185,542, respectively.

Investment Activities

The Company held a total of 254 investments with an aggregate fair value of $436,812,969 as of June 30, 2022. During the six months ended June 30, 2022, the Company invested in 66 new investments for a combined $67,368,883 and in existing investments for a combined $7,468,693. The Company also received $33,069,168 in repayments from investments and $4,047,932 from investments sold during the six months ended June 30, 2022.

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

Investment Concentrations

As of June 30, 2022, the Company’s investment portfolio consisted of investments in 228 companies located in 37 states across 26 different industries, with an aggregate fair value of $436,812,969. The five largest investments at fair value as of June 30, 2022 totaled $24,248,880, or 5.55%, of the Company’s total investment portfolio as of such date. As of June 30, 2022, the Company’s average investment was $1,743,002 at cost.

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

The following table outlines the Company’s investments by security type as of June 30, 2022 and December 31, 2021:

	June 30, 2022				December 31, 2021
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First lien debt	$414,508,206	93.63%	$408,384,074	93.49%	$378,430,188	93.60%	$377,062,819	93.55%
Second lien debt	26,140,071	5.90%	26,124,965	5.98%	24,675,934	6.10%	24,645,198	6.11%
Total Debt Investments	440,648,277	99.53%	434,509,039	99.47%	403,106,122	99.71%	401,708,017	99.67%
Equity and Preferred Shares	2,074,302	0.47%	2,303,930	0.53%	1,186,496	0.29%	1,346,357	0.33%
Total Equity Investments	2,074,302	0.47%	2,303,930	0.53%	1,186,496	0.29%	1,346,357	0.33%
Total Investments	$442,722,579	100.00%	$436,812,969	100.00%	$404,292,618	100.00%	$403,054,374	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$74,667,960	17.07%	$76,579,770	19.01%
Services: Business	67,359,216	15.42	63,977,738	15.87
High Tech Industries	56,067,996	12.84	49,862,684	12.37
Containers, Packaging & Glass	34,127,069	7.81	28,958,289	7.18
Banking, Finance, Insurance & Real Estate	28,773,585	6.59	25,369,331	6.29
Aerospace & Defense	27,372,464	6.27	24,066,376	5.97
Capital Equipment	26,713,233	6.12	17,471,742	4.33
Chemicals, Plastics & Rubber	21,422,711	4.90	24,290,294	6.03
Services: Consumer	17,815,971	4.08	16,280,215	4.04
Transportation: Cargo	16,943,999	3.88	13,941,799	3.46
Beverage, Food & Tobacco	12,832,916	2.94	10,874,412	2.70
Automotive	10,424,497	2.39	9,038,488	2.24
Construction & Building	8,538,092	1.95	7,454,893	1.85
Consumer Goods: Non-durable	7,362,758	1.69	7,306,668	1.81
Environmental Industries	7,610,091	1.74	2,467,127	0.61
Wholesale	3,791,396	0.87	7,009,760	1.74
Media: Diversified & Production	2,801,961	0.64	2,928,921	0.73
Hotels, Gaming & Leisure	2,182,798	0.50	5,088,818	1.26
Metals & Mining	1,905,588	0.44	1,917,692	0.48
Utilities: Electric	1,460,979	0.33	1,472,336	0.37
Forest Products & Paper	1,458,750	0.33	1,462,584	0.36
Retail	1,379,947	0.32	1,433,625	0.36
Media: Advertising, Printing & Publishing	1,376,936	0.32	1,346,607	0.33
Utilities: Water	985,056	0.23	995,006	0.25
Energy: Electricity	948,188	0.22	962,838	0.24
Consumer Goods: Durable	488,813	0.11	496,361	0.12
	$436,812,969	100.00%	$403,054,374	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$105,423,529	24.14%	$96,521,842	23.95%
Midwest	92,748,094	21.23	86,519,372	21.47
West	63,119,739	14.45	60,016,533	14.89
Southeast	59,556,262	13.63	57,007,985	14.14
Southwest	55,168,446	12.63	57,181,529	14.19
East	43,881,653	10.05	33,945,083	8.42
Northwest	5,065,136	1.16	4,501,322	1.12
South	7,427,820	1.70	4,767,241	1.18
Other(a)	4,422,290	1.01	2,593,467	0.64
Total Investments	$436,812,969	100.00%	$403,054,374	100.00%

(a) The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom. The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2022:

For the Fiscal Years Ending December 31:	Amount
2022	$7,143,814
2023	19,180,425
2024	45,150,605
2025	61,448,517
2026	67,342,344
Thereafter	244,602,766
Total contractual repayments	444,868,471
Adjustments to cost basis on debt investments (a)	(4,220,194)
Total Cost Basis of Investments Held at June 30, 2022:	$440,648,277

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

COVID-19 Developments

During the six months ended June 30, 2022, the COVID-19 pandemic has had a significant impact on the U.S. economy. Certain of the Company’s portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which have resulted in a material adverse impact on the Company’s net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies and may continue to adversely affect the Company’s future net asset value, net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

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

For the three and six months ended June 30, 2022, the Company recorded base management fees of $1,082,214 and $2,120,653, respectively, and waivers to the base management fees of $378,775 and $742,229, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2021, the Company recorded base management fees of $948,730 and $1,862,780, respectively, and waivers to the base management fees of $332,055 and $651,972, respectively, as set forth within the accompanying statements of operations.

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

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.1765% in any calendar quarter (4.706% annualized). The Company refers to this portion of its pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.1765%) as the “catch-up” provision. The catch-up is meant to provide the Adviser with 15.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if net investment income exceeds 1.1765% in any calendar quarter (4.706% annualized); and

•	15.0% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 1.1765% in any calendar quarter (4.706% annualized) is payable to the Adviser.

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

The second part of the Incentive Fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 15.0% of the Company’s realized capital gains, if any, on a cumulative basis from June 16, 2015, the effective date of the Company’s registration statement on Form 10, through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain Incentive Fees with respect to each of the investments in the Company’s portfolio.

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

For the three and six months ended June 30, 2022, the Company recorded incentive fees related to net investment income of $747,892 and $1,174,214, respectively. Offsetting the incentive fees were waivers of the incentive fees of $654,618 and $1,038,308 for the three and six months ended June 30, 2022, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2021, the Company recorded incentive fees related to net investment income of $96,455 and $387,748, respectively. Offsetting the incentive fees were waivers of the incentive fees of $86,809 and $348,973 for the three and six months ended June 30, 2021, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2022, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2021, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2022 and December 31, 2021 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2022	December 31, 2021
Net base management fee due to Adviser	$703,439	$620,269
Net incentive fee due to Adviser	93,274	20,060
Total fees due to Adviser, net of waivers	796,713	640,329
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$862,963	$706,579

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$1,898,573	$4,221,191	$4,944,381	$9,298,545
Denominator for basic and diluted weighted average common shares	44,710,073	39,009,531	43,742,436	38,983,776
Basic and diluted net increase in net assets resulting from operations per common share	$0.04	$0.11	$0.11	$0.24

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

During the three and six months ended June 30, 2022, the Company declared distributions of $8,739,352, or $0.20 per share. The tax character of the distributions declared represented $8,739,352 from ordinary income. During the three and six months ended June 30, 2021, the Company declared and paid distributions of $7,801,905, or $0.20 per share. The tax character of the distributions declared and paid represented $7,656,579 from ordinary income and $145,326 from tax return capital.

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

U.S. GAAP requires adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the years ended December 31, 2021 and 2020, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the years ended December 31, 2021 and 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

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

	As of December 31, 2021	As of December 31, 2020
Other temporary book/tax differences	$(172,677)	$(192,992)
Net tax basis unrealized depreciation	(1,238,244)	(3,630,949)
Accumulated net realized loss	(3,353,867)	(3,157,649)
Components of tax distributable (loss) earnings at period end	$(4,764,788)	$(6,981,590)

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

As of June 30, 2022, $55,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of June 30, 2022 and December 31, 2021, were 43,696,762 and 39,961,408, respectively.

On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the stockholders. The Offer expired on May 19, 2022.

The following table details the activity of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders’ Equity
Balance as of March 31, 2022	$43,167	$408,668,955	$(1,718,980)	$406,993,142
Net investment income	-	-	4,891,997	4,891,997
Net realized gain from investment transactions	-	-	111,779	111,779
Net change in unrealized appreciation on investments	-	-	(3,105,203)	(3,105,203)
Issuance of shares	530	24,999,470	-	25,000,000
Repurchase of shares	-	(20,000,000)	-	(20,000,000)
Distributions to Stockholders	-	-	(8,739,352)	(8,739,352)
Reinvested Dividends	-	27	-	27
Balance as of June 30, 2022	$43,697	$413,668,452	$(8,559,759)	$405,152,390

Three Months Ended June 30, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders’ Equity
Balance as of March 31, 2021	$39,009	$370,025,442	$(1,904,236)	$368,160,215
Net investment income	-	-	3,768,409	3,768,409
Net realized gain from investment transactions	-	-	(696,642)	(696,642)
Net change in unrealized appreciation on investments	-	-	1,149,424	1,149,424
Issuance of shares	-	-	-	-
Distributions to Stockholders	-	(145,326)	(7,656,579)	(7,801,905)
Reinvested Dividends	-	25	-	25
Balance as of June 30, 2021	$39,009	$369,880,141	$(5,339,624)	$364,579,526

Six Months Ended June 30, 2022	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders’ Equity
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334
Net investment income	-	-	9,278,182	9,278,182
Net realized gain from investment transactions	-	-	337,565	337,565
Net change in unrealized appreciation on investments	-	-	(4,671,366)	(4,671,366)
Issuance of shares	3,736	54,996,264	-	55,000,000
Repurchase of shares	-	(20,000,000)	-	(20,000,000)
Distributions to Stockholders	-	-	(8,739,352)	(8,739,352)
Reinvested Dividends	-	27	-	27
Balance as of June 30, 2022	$43,697	$413,668,452	$(8,559,759)	$405,152,390

Six Months Ended June 30, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders’ Equity
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861
Net investment income	-	-	7,656,579	7,656,579
Net realized gain from investment transactions	-	-	(633,372)	(633,372)
Net change in unrealized appreciation on investments	-	-	2,275,338	2,275,338
Issuance of shares	666	6,199,334	-	6,200,000
Distributions to Stockholders	-	(145,326)	(7,656,579)	(7,801,905)
Reinvested Dividends	-	25	-	25
Balance as of June 30, 2021	$39,009	$369,880,141	$(5,339,624)	$364,579,526

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2022, the Company had short-term borrowings outstanding of $35,894,306. For the three and six months ended June 30, 2022, the Company recorded interest expense in connection with short-term borrowings of $95,634 and $136,800, respectively. As of June 30, 2021, the Company had no short-term borrowings outstanding. For the three and six months ended June 30, 2021, the Company recorded no interest expense in connection with short-term borrowings. As of December 31, 2021, the Company had short-term borrowing outstanding of $8,224,250. As of December 31, 2021, the Company recorded no interest expense in connection with short-term borrowings.

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

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2022 and December 31, 2021:

Investment	Industry	June 30, 2022	December 31, 2021
PracticeTek, Senior Secured Delayed Draw Term Loan, 7.79% (LIBOR + 5.50%), maturity 11/23/27	High Tech Industries	$1,889,312	$2,862,595
Cherry Bekaert, Senior Secured Delayed Draw Term Loan, 2.29%, maturity 1/0/00	Banking, Finance, Insurance & Real Estate	1,232,944	-
American Vision Partners, Senior Secured Delayed Draw Term Loan, 8.04% (LIBOR + 5.75%), maturity 9/30/27	Healthcare & Pharmaceuticals	1,872,093	1,453,488
EdgeCo, Senior Secured Delayed Draw Term D Loan, 5.79% (SOFR + 4.75%), maturity 6/1/26	Banking, Finance, Insurance & Real Estate	1,200,000	-
Golden Source, Senior Secured Delayed Draw Term Loan, 6.54% (SOFR + 5.50%), maturity 5/31/28	High Tech Industries	938,967	-
Discovery Education, Senior Secured Delayed Draw Term Loan, 6.79% (SOFR + 5.75%), maturity 3/10/29	Services: Business	807,692	-
Ned Stevens, Senior Secured Delayed Draw Term Loan, 7.04% (SOFR + 6.00%), maturity 6/30/29	Services: Consumer	798,838	-
Advarra, Senior Secured Initial Revolving Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 7/9/24	Healthcare & Pharmaceuticals	761,905	761,905
Eliassen, Senior Secured Initial Delayed Draw Term Loan, 6.79% (SOFR + 5.75%), maturity 4/7/28	Services: Business	740,741	-
Paradigm Oral Health, Senior Secured Delayed Draw Term Loan, 5.79% (SOFR + 4.75%), maturity 7/9/26	Healthcare & Pharmaceuticals	621,481	-
Cherry Bekaert, Senior Secured Revovling Credit, 2.29%, maturity 6/30/28	Banking, Finance, Insurance & Real Estate	616,472	-
The Facilities Group, Senior Secured Delayed Draw Term Loan, 8.04% (LIBOR + 5.75%), maturity 11/30/27	Services: Business	602,601	758,671
Advancing Eyecare, Senior Secured Initial Delayed Draw Term Loan, 6.79% (SOFR + 5.75%), maturity 6/13/29	Healthcare & Pharmaceuticals	500,000	-
Golden Source, Senior Secured Revolving Credit, 6.54% (SOFR + 5.50%), maturity 5/31/28	High Tech Industries	469,484	-
CoolSys, Senior Secured Delayed Draw Term Loan, 7.04% (LIBOR + 4.75%), maturity 8/11/28	Services: Business	465,278	465,278
Vertellus, Senior Secured Revolving Credit Loan, 8.29% (LIBOR + 6.00%), maturity 12/22/25	Chemicals, Plastics and Rubber	413,303	379,266
Blue Cloud, Senior Secured Delayed Draw Term Loan, 6.04% (SOFR + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	400,000	-
Therapy Brands, Senior Secured Delayed Draw Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 5/18/28	Healthcare & Pharmaceuticals	382,979	382,979
Micro Merchant Systems, Senior Secured Delayed Draw Term Loan, 8.04% (LIBOR + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	370,370	-
InnovateMR, Senior Secured Revolving Loan, 8.04% (LIBOR + 5.75%), maturity 1/20/28	Services: Business	365,388	-
PracticeTek, Senior Secured Revolving Loan, 7.79% (LIBOR + 5.50%), maturity 11/23/27	High Tech Industries	357,824	357,824
Liberty Group, Senior Secured Delayed Draw Term Loan, 2.29%, maturity 6/9/28	Services: Business	340,909	-
Evans Network, Senior Secured Delayed Draw Term Loan (First Lien), 6.54% (LIBOR + 4.25%), maturity 8/19/28	Transportation: Cargo	326,531	326,531
Paragon Films, Senior Secured Delayed Draw Term Loan (First Lien), 7.29% (LIBOR + 5.00%), maturity 12/16/28	Containers, Packaging and Glass	297,030	297,030
Dessert Holdings, Senior Secured Delayed Draw Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 6/9/28	Beverage, Food and Tobacco	281,250	281,250
BETA, Senior Secured Revolving Credit Facility, 6.29% (SOFR + 5.25%), maturity 7/1/27	Banking, Finance, Insurance & Real Estate	276,289	-
Ned Stevens, Senior Secured Revolving Credit, 7.04% (SOFR + 6.00%), maturity 6/30/28	Services: Consumer	237,836	-
Discovery Education, Senior Secured Revolving Facility, 6.79% (SOFR + 5.75%), maturity 4/7/28	Services: Business	230,769	-
Blue Cloud, Senior Secured Revolving Loan, 6.04% (SOFR + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	227,273	-
FLS Transportation, Senior Secured Delayed Draw Term Loan, 7.54% (LIBOR + 5.25%), maturity 12/18/28	Transportation: Cargo	217,391	-
EPIC Insurance, Senior Secured Delayed Draw Term Loan, 7.54% (LIBOR + 5.25%), maturity 9/29/28	Banking, Finance, Insurance & Real Estate	210,093	241,379
Specialty Products & Insulation, Senior Secured Delayed Draw Term Loan, 6.29% (SOFR + 5.25%), maturity 12/21/27	Construction & Building	203,046	-
Radwell, Senior Secured Delayed Draw Term Loan, 6.79% (SOFR + 5.75%), maturity 4/1/29	Capital Equipment	200,001	-
Alliance Environmental Group, Senior Secured Delayed Draw Term Loan, 8.29% (LIBOR + 6.00%), maturity 12/30/27	Environmental Industries	182,119	662,252
Alliance Environmental Group, Senior Secured Revolving Loan, 8.29% (LIBOR + 6.00%), maturity 12/30/27	Environmental Industries	182,119	331,126
Liberty Group, Senior Secured Revolving Loan, 2.29%, maturity 6/9/28	Services: Business	181,818	-
Ivy Rehab, Senior Secured Delayed Draw Term Loan (First Lien), 5.79% (SOFR + 4.75%), maturity 2/17/29	Healthcare & Pharmaceuticals	179,739	-
Epic Staffing Group, Senior Secured Delayed Draw Term Loan, 7.04% (SOFR + 6.00%), maturity 6/28/29	Healthcare & Pharmaceuticals	174,419	-
USALCO, Senior Secured Revolving Loan, 8.29% (LIBOR + 6.00%), maturity 10/19/26	Chemicals, Plastics and Rubber	169,355	298,387
Ivy Rehab, Senior Secured Revolving Credit (First Lien), 5.79% (SOFR + 4.75%), maturity 3/15/28	Healthcare & Pharmaceuticals	168,350	-
EPIC Insurance, Senior Secured Revolving Loan, 7.54% (LIBOR + 5.25%), maturity 9/30/27	Banking, Finance, Insurance & Real Estate	161,841	125,909
Integro Insurance Brokers, Senior Secured Delayed Draw Term Loan, 8.04% (LIBOR + 5.75%), maturity 10/31/22	Banking, Finance, Insurance & Real Estate	161,041	-
Secretariat International, Senior Secured Delayed Draw Term Loan (First Lien), 7.04% (LIBOR + 4.75%), maturity 12/29/28	Services: Business	134,211	-
Forefront, Senior Secured Delayed Draw Term Loan, 5.29% (SOFR + 4.25%), maturity 4/2/29	Healthcare & Pharmaceuticals	132,598	-
Service Logic, Senior Secured Delayed Draw Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 10/29/27	Services: Business	130,769	196,154
Community Brands, Senior Secured Delayed Draw Term Loan, 6.79% (SOFR + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	117,647	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 7.29% (LIBOR + 5.00%), maturity 12/30/25	Transportation: Cargo	113,834	85,376
Micro Merchant Systems, Senior Secured Revolving Loan, 8.04% (LIBOR + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	111,111	-
Tank Holding, Senior Secured Revolving Credit Loan, 7.04% (SOFR + 6.00%), maturity 3/31/28	Capital Equipment	110,769	-
Insight Global, Senior Secured Revolving Loan, 8.29% (LIBOR + 6.00%), maturity 9/22/27	Services: Business	110,697	67,089
Hissho Sushi, Senior Secured Revolving Credit Loan, 7.04% (SOFR + 6.00%), maturity 5/18/28	Beverage, Food and Tobacco	109,524	-
Therma Holdings, Senior Secured Initial DDTL (2021), 6.29% (LIBOR + 4.00%), maturity 12/16/27	Services: Business	90,276	-
FLS Transportation, Senior Secured Revolving Loan, 7.54% (LIBOR + 5.25%), maturity 12/17/27	Transportation: Cargo	88,889	-
Radwell, Senior Secured Revolving Loan, 6.79% (SOFR + 5.75%), maturity 4/1/28	Capital Equipment	79,998	-
Paradigm Oral Health, Senior Secured Revolving Loan, 5.79% (SOFR + 4.75%), maturity 7/9/26	Healthcare & Pharmaceuticals	74,074	-
Magnate, Senior Secured Delayed Draw Term Loan (First Lien), 7.79% (LIBOR + 5.50%), maturity 12/29/28	Transportation: Cargo	71,429	-
CPS, Senior Secured Revolving Credit Loan, 8.04% (LIBOR + 5.75%), maturity 5/27/28	Healthcare & Pharmaceuticals	71,414	-
Omni Logistics, Senior Secured Tranche 2 DDTL (First Lien), 7.29% (LIBOR + 5.00%), maturity 12/30/26	Transportation: Cargo	68,750	118,750
Community Brands, Senior Secured Revolving Loan, 6.79% (SOFR + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	58,824	-
Applied Adhesives, Senior Secured Revolving Loan, 7.29% (LIBOR + 5.00%), maturity 3/12/27	Containers, Packaging and Glass	55,111	64,000
Tekni-Plex, Senior Secured Tranche B-3 DDTL Term Loan, 6.29% (LIBOR + 4.00%), maturity 9/15/28	Containers, Packaging and Glass	52,766	84,681
Keter Environmental Services, Unitranche, 8.79% (LIBOR + 6.50%), maturity 10/29/27	Environmental Industries	50,160	-
BlueHalo, Senior Secured Revolving Loan, 8.29% (LIBOR + 6.00%), maturity 10/31/25	Aerospace and Defense	44,770	73,967
Applied Adhesives, Senior Secured Delayed Draw Term Loan, 7.29% (LIBOR + 5.00%), maturity 3/12/27	Containers, Packaging and Glass	27,721	62,963
AmeriVet, Senior Secured Incremental Delayed Draw Term Loan, 7.04% (LIBOR + 4.75%), maturity 6/5/24	Healthcare & Pharmaceuticals	-	536,000
Alpaca, Senior Secured Revolver, 7.29% (LIBOR + 5.00%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	129,426
Therma Holdings, Senior Secured Initial DDTL (2021), 6.04% (LIBOR + 3.75%), maturity 12/16/27	Services: Business	-	96,880
Gastro Health, Senior Secured Delayed Draw Term Loan (First Lien), 6.79% (LIBOR + 4.50%), maturity 7/3/28	Healthcare & Pharmaceuticals	-	94,975
Flow Control Group, Senior Secured Amendment No. 1 Delayed Draw Term Loan (First Lien), 6.04% (LIBOR + 3.75%), maturity 3/31/28	Capital Equipment	-	77,083
Alpaca, Senior Secured Delayed Draw Term A-2 Loan, 7.04% (LIBOR + 4.75%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	66,723
ImageFirst, Senior Secured Delayed Draw Tranche A Term Loan, 6.79% (LIBOR + 4.50%), maturity 4/27/28	Healthcare & Pharmaceuticals	-	22,727
Solis Mammography, Senior Secured Delayed Draw Term Loan (First Lien), 7.04% (LIBOR + 4.75%), maturity 4/17/28	Healthcare & Pharmaceuticals	-	20,000
Capstone Logistics, Senior Secured Initial DDTL Loan (First Lien), 7.04% (LIBOR + 4.75%), maturity 11/12/27	Transportation: Cargo	-	221,132
InMark, Senior Secured Initial Delayed Draw Term Loan, 8.29% (LIBOR + 6.00%), maturity 12/23/26	Containers, Packaging and Glass	-	1,250,000
Brook & Whittle, Senior Secured Delayed Draw Term Loan (First Lien), 6.29% (LIBOR + 4.00%), maturity 12/14/28	Containers, Packaging and Glass	-	529,101
Ned Stevens, Senior Secured Revolving Loan, 7.54% (LIBOR + 5.25%), maturity 9/30/25	Services: Consumer	-	130,719
		$22,322,233	$13,913,615

Unfunded commitments represent all amounts unfunded as of June 30, 2022 and December 31, 2021. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Per Share Data:
Net asset value, beginning of period	$9.43	$9.44	$9.36	$9.31
Net investment income(a)	0.11	0.10	0.21	0.20
Net realized gain (loss) on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	(0.07)	0.01	(0.10)	0.04
Net increase in net assets resulting from operations	$0.04	$0.11	$0.11	$0.24

Effect of equity capital activity
Distributions to stockholders from net investment income	(0.20)	(0.20)	(0.20)	(0.20)
Distributions to stockholders from return of capital(c)	-	0.00	-	0.00
Net asset value at end of period	$9.27	$9.35	$9.27	$9.35
Total return(d)(h)	0.39%	1.15%	1.14%	2.56
Shares of common stock outstanding at end of period	43,696,759	39,009,533	43,696,759	39,009,533

Statement of Assets and Liabilities Data:
Net assets at end of period	$405,152,390	$364,579,526	$405,152,390	$364,579,526
Average net assets(e)	411,333,880	368,203,033	408,884,968	367,216,591

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(f)	2.29%	1.56%	2.04%	1.61%
Ratio of net expenses to average net assets-annualized(g)	1.28%	1.10%	1.16%	1.06%
Ratio of net investment income to average net assets-annualized	4.77%	4.11%	4.58%	4.20%
Portfolio turnover(h)	0.95%	1.41%	0.97%	2.82%

(a)	Based on weighted average basic per share of Common Stock data.

(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.

(c)	For the three and six months ended June 30, 2021, the 0.00 is due to rounding.

(d)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(e)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.

(f)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.

(g)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.

(h)	Not annualized.

Note 11. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 12. Subsequent Events

Subsequent to June 30, 2022 through August 11, 2022, the Company invested $12,376,465 at cost in 16 different portfolio companies.

On June 22, 2022, the Company delivered a capital drawdown notice to an investor relating to the sale of 3,236,246 shares of the Common Stock for an aggregate offering price of $30.0 million. The sale closed on July 8, 2022. On July 14, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the Stockholder. The Offer will expire on August 11, 2022.

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

This quarterly report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	changes in political, economic or industry conditions, rising interest rates and conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	changes in the general economy, slowing economy, rising inflation and risk of recession;

•	supply chain disruptions in connection with shutdowns in China and elsewhere [and similar factors related to COVID-19];

•	uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, and China, and the war between Russia and Ukraine;

•	the ability of our portfolio companies to achieve their objectives;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	risk associated with possible disruptions in our operations or the economy generally;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	our ability to continue to effectively manage our business due to COVID-19 and similar pandemics;

•	the adequacy of our financing sources and working capital;

•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a BDC and as a RIC; and

•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 25, 2022 (file no. 814-01154) (the “Annual Report”).

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

COVID-19 and Related Developments

Market disruptions caused by the COVID-19 pandemic have adversely affected the business operations of some, if not all, of our portfolio companies and may continue to affect their operations, as well as and the operations of our Adviser. We cannot predict the ultimate full impact of COVID-19 on our business operations, the extent of the global economic recovery and the uncertainty surrounding the efficiency and success of the global vaccination efforts as more contagious strains of the virus emerge in various countries, including the United States. Such contagious variants, in conjunction with business re-openings, more frequent social gatherings, and decreasing public concern regarding COVID-19 have resulted in surges in the rates of COVID-19 infections in the United States and worldwide. Even if the prevalence of COVID-19 diminishes, lingering impacts such as supply chain disruptions and inflation are negatively affecting our portfolio companies and may lead to a decline in economic growth. We expect COVID-19 and/or other health pandemics and consequent supply chain disruptions to affect negatively our operating results and financial condition and the operating results and financial condition of our portfolio companies. We will continue to monitor developments relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health officials and may take additional actions based on their recommendations.

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of June 30, 2022, was approximately $436,812,969 and held in 228 portfolio companies. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2021, was approximately $403,054,374 and held in 215 portfolio companies as of December 31, 2021.

During the six months ended June 30, 2022, we invested in 66 new investments for a combined $67,368,883 and in existing investments for a combined $7,468,693. We also received $33,069,168 in repayments from investments and $4,047,932 from investments sold during the six months ended June 30, 2022. During the six months ended June 30, 2021, we invested in 43 new syndicated investments for a combined $48,768,159 and in existing investments for a combined $6,849,818. We also received $47,805,480 in repayments from investments and $10,135,008 from investments sold during the six months ended June 30, 2021.

In addition, for the three and six months ended June 30, 2022, we had a change in unrealized depreciation of approximately $3,105,203 and $4,671,366 respectively, and realized gains of $111,779 and $337,565, respectively. In addition, for the three and six months ended June 30, 2021, we had a change in unrealized appreciation of approximately $1,149,424 and $2,275,338 respectively, and realized losses of $696,642 and $633,372, respectively.

Our investment activity for the six months ended June 30, 2022 and 2021, is presented below:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Beginning investment portfolio, at fair value	$403,054,374	$355,359,843
Investments in new portfolio investments	67,368,883	48,768,159
Investments in existing portfolio investments	7,468,693	6,849,818
Principal repayments	(33,069,168)	(47,805,480)
Proceeds from investments sold	(4,047,932)	(10,135,008)
Change in premiums, discounts and amortization	371,920	380,092
Net change in unrealized (depreciation) appreciation on investments	(4,671,366)	2,275,338
Realized gain (loss) on investments	337,565	(633,372)
Ending portfolio investment activity, at fair value	$436,812,969	$355,059,390
Number of portfolio investments	254	225
Average investment amount, at cost	$1,743,002	$1,584,067
Percentage of investments at floating rates	100.00%	100.00%

As of June 30, 2022 and December 31, 2021, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2022 and through August 11, 2022, we invested $12,376,465 at cost in 16 portfolio companies.

On June 22, 2022, we delivered a capital drawdown notice to an investor relating to the sale of 3,236,246 shares of the Common Stock for an aggregate offering price of $30.0 million. The sale closed on July 8, 2022. On July 14, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock. The Offer will expire on August 11, 2022.

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

Revenue

Total investment income for the three and six months ended June 30, 2022 and 2021 is presented in the table below.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Total interest income from non-controlled/non-affiliated investments	$6,062,310	$4,762,471	$11,452,128	$9,531,156
Total other interest income	397	356	781	630
Total other income	140,256	15,488	178,374	63,002
Total investment income	$6,202,963	$4,778,315	$11,631,283	$9,594,788

Total investment income for the three months ended June 30, 2022 increased to $6,202,963 from $4,778,315 for the three months ended June 30, 2021, and was driven by the increase in LIBOR. Total investment income for the six months ended June 30, 2022 increased to $11,631,283 from $9,594,788 for the six months ended June 30, 2021, and was driven by an increase in LIBOR and from our increasing investment balance. As of June 30, 2022 and 2021, the size of our debt portfolio was $440,648,277 and $355,907,913 at amortized cost, respectively, with total debt principal amount outstanding of $444,868,471 and $358,274,679, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Base management fee(a)	$1,082,214	$948,730	$2,120,653	$1,862,780
Incentive fee(a)	747,892	96,455	1,174,214	387,748
Administrative fee(a)	66,250	66,250	132,500	132,500
Directors’ fees	56,250	56,250	112,500	112,500
Professional fees	210,862	144,378	292,537	237,696
Other expenses	85,257	116,707	164,434	205,930
Interest expense	95,634	-	136,800	-
Total expenses	2,344,359	1,428,770	4,133,638	2,939,154
Base management fee waivers(a)	(378,775)	(332,055)	(742,229)	(651,972)
Incentive fee waivers(a)	(654,618)	(86,809)	(1,038,308)	(348,973)
Total expenses, net of waivers	$1,310,966	$1,009,906	$2,353,101	$1,938,209

(a)	Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended June 30, 2022 in comparison to the three months ended June 30, 2021 was driven by our increasing invested balance. For the three months ended June 30, 2022 and 2021, we accrued gross base management fees before waivers of $1,082,214 and $948,730, respectively. Offsetting those fees, we recognized base management fee waivers of $378,775 and $332,055, respectively, for the same periods. The increase in incentive fees related to net investment income for the three months ended June 30, 2022 in comparison to the three months ended June 30, 2021 was driven by the increase in LIBOR which increased the yield of our variable rate debt investments. For the three months ended June 30, 2022, we accrued incentive fees related to net investment income before waivers of $747,892, offset by incentive fee waivers of $654,618. For the three months ended June 30, 2021, we accrued incentive fees related to net investment income before waivers of $96,455, offset by incentive fee waivers of $86,809. Additionally, we accrued $66,250 of administrative fees for each of the three months ended June 30, 2022 and 2021. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended June 30, 2022 and 2021, we incurred other expenses of $85,257 and $116,707, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. We also incurred expenses related to fees paid to our independent directors of $56,250 for each of the three-month periods June 30, 2022 and 2021, respectively.

The increase in base management fees before waivers for the six months ended June 30, 2022 in comparison to the six months ended June 30, 2021 was driven by our increasing invested balance. For the six months ended June 30, 2022 and 2021, we accrued gross base management fees before waivers of $2,120,653 and $1,862,780, respectively. Offsetting those fees, we recognized base management fee waivers of $742,229 and $651,972, respectively. The increase in incentive fees related to net investment income for the six months ended June 30, 2022 in comparison to the six months ended June 30, 2021 was driven by our increasing invested balance and the increase in LIBOR, which increased the yield of our variable rate debt investments. For the six months ended June 30, 2022, we accrued incentive fees related to net investment income before waivers of $1,174,214, offset by incentive fee waivers of $1,038,308. For the six months ended June 30, 2021, we accrued incentive fees related to net investment income before waivers of $387,748, offset by incentive fee waivers of $348,973. Additionally, we accrued $132,500 of administrative fees for both the six months ended June 30, 2022 and 2021. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the six months ended June 30, 2022 and 2021, we incurred other expenses of $164,434 and $205,930, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. We also incurred expenses related to fees paid to our independent directors of $112,500 for each of the six-month period ended June 30, 2022 and 2021.

Realized and Unrealized Gains and Losses

We recognized $111,779 and $(696,642) in net realized gains (losses) for the three months ended June 30, 2022 and 2021, respectively. We recognized $337,565 and $(633,372) in net realized gain (losses) for the six months ended June 30, 2022 and 2021, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2022 and 2021 was as follows:

Type	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
First Lien Debt	$(3,238,517)	$478,044	$(4,756,762)	$1,612,986
Second Lien Debt	66,559	385,035	15,629	418,045
Equity and Preferred Shares	66,756	286,345	69,768	244,307
Net change in unrealized (depreciation) appreciation on investments	$(3,105,202)	$1,149,424	$(4,671,365)	$2,275,338

Net change in unrealized depreciation on investments during the three and six months ended June 30, 2022 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation on investments during the three and six months ended June 30, 2021 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of June 30, 2022 and December 31, 2021, we had cash of $31,727,018 and $11,058,796, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $41,486,759. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans. Net cash provided by operating activities for the six months ended June 30, 2021 was $17,706,055. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans.

As of June 30, 2022, we had 64 investments with unfunded commitments of $22,322,233. As of December 31, 2021, we had 36 investments with unfunded commitments of $13,913,615. We believe that, as of both June 30, 2022 and December 31, 2021, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Beginning investment portfolio	$403,054,374	$355,359,843
Investments in new portfolio investments	67,368,883	48,768,159
Investments in existing portfolio investments	7,468,693	6,849,818
Principal repayments	(33,069,168)	(47,805,480)
Proceeds from sales of investments	(4,047,932)	(10,135,008)
Net change in unrealized (depreciation) appreciation on investments	(4,671,366)	2,275,338
Net realized gain (loss) on investments	337,565	(633,372)
Net change in premiums, discounts and amortization	371,920	380,092
Investment Portfolio, at Fair Value	$436,812,969	$355,059,390

Financing Activities

Net cash provided by our financing activities for the six months ended June 30, 2022 was $62,154,981, which consisted of $55,000,000 from issuances of 3,735,351 Shares to our stockholders, in connection with our capital calls during the period and $35,894,306 in connection with our short-term borrowings during the period. This was partially offset by $20,000,000 in repurchases of shares to our stockholders, in connection to the tender offer during the period and $8,739,325 in distributions payable to stockholders. Net cash used in our financing activities for the six months ended June 30, 2021 was $1,601,880 which consisted of $7,801,880 of distributions paid to our common stockholders. This was partially offset by $6,200,000 received from issuances of 665,951 Shares to our stockholders, in connection with our capital calls during the period.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of June 30, 2022, $55,000,000 of total capital commitments remained unfunded by our investors.

The number of shares of our Common Stock issued and outstanding as of June 30, 2022 and December 31, 2021, were 43,696,762 and 39,961,408, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $8,739,352, or $0.200 per share during the three and six months ended June 30, 2022. We declared and paid distributions of $7,801,905, or $0.200 per share during the three and six months ended June 30, 2021.

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

Related Party Fees

For the three months ended June 30, 2022 and 2021, we recorded base management fees of $1,082,214 and $948,730, respectively. Offsetting these fees were waivers to the base management fees of $378,775 and $332,055, respectively, as set forth within the accompanying statements of operations.

For the six months ended June 30, 2022 and 2021, we recorded base management fees of $2,120,653 and $1,862,780, respectively. Offsetting those fees were waivers to the base management fees of $742,229 and $651,972, respectively, as set forth within the accompanying statements of operations.

For the three months ended June 30, 2022 and 2021, we recorded incentive fees of $747,892 and $96,455, respectively. Offsetting these fees were waivers to the incentive fees of $654,618 and $86,809, respectively, as set forth within the accompanying statements of operations.

For the six months ended June 30, 2022 and 2021, we recorded incentive fees of $1,174,214 and $387,748, respectively. Offsetting those fees were waivers to the incentive fees of $1,038,308 and $348,973, respectively, as set forth within the accompanying statements of operations.

For both the three months ended June 30, 2022 and 2021, we recorded administrative fees of $62,500, as set forth within the accompanying statements of operations. For both the six months ended June 30, 2022 and 2021, we recorded administrative fees of $132,500, as set forth within the accompanying statements of operations.

Fees due to related parties as of June 30, 2022 and December 31, 2021 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2022	December 31, 2021
Net base management fee due to Adviser	$703,439	$620,269
Net incentive fee due to Adviser	93,274	20,060
Total fees due to Adviser, net of waivers	796,713	640,329
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$862,963	$706,579

Tender Offers

To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct an annual tender offer. Our tenders for the shares of Common Stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the stockholders. The Offer expired on May 19, 2022.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We will continue to review the adopted rule and its impact on us and our valuation policies.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2022, we had 64 investments with unfunded commitments of $22,322,233. As of December 31, 2021, we had 36 investments with unfunded commitments of $13,913,615. We believe that, as of June 30, 2022 and December 31, 2021, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Debt investments that we make may be based on floating rates, such as SOFR (as defined below), LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. It is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. On March 5, 2021, the Financial Conduct Authority and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings ceased to be published as of December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months U.S. dollar (“USD”) LIBOR settings will cease after June 30, 2023. The Alternative Reference Rates Committee, a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. We expect that a substantial portion of our future floating rate investments will be linked to SOFR.

In addition, inflation resulting from supply chain disruptions caused by the war between Russia and Ukraine and the COVID-19 pandemic has resulted in a general increase of certain interest rates by the U.S. Federal Reserve and other central banks. A continued increase in interest rates, including LIBOR, could affect our gross investment income.

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	10,902,798
Up 200 basis points	6,454,113
Up 100 basis points	2,005,428
Down 100 basis points	(100,639)
Down 200 basis points	(100,639)
Down 300 basis points	(100,639)

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

As a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their Shares over the next year following the calendar quarter in which the approval was obtained. On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the stockholders. The Offer expired on May 19, 2022.

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

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Refer to our Current Report on Form 8-K filed on April 4, 2022 for issuances of our Common Stock during the quarter ended June 30, 2022. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

Audax Credit BDC Inc.

Date: August 11, 2022	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 11, 2022	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer