Form 10-Q
period 2022-09-30
Audax Credit BDC Inc.
filed 2022-11-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had 46,376,456 shares of common stock, par value $0.001 per share, outstanding as of November 14, 2022.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2022 and December 31, 2021

(Expressed in U.S. Dollars)

	September 30, 2022
	(unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $443,479,369 and $404,292,618, respectively)	$437,641,601	$403,054,374
Cash and cash equivalents	11,339,067	11,058,796
Interest receivable	1,957,924	1,043,554
Receivable from bank loan repayment	104,952	26,771
Other assets	52,500	-
Total assets	$451,096,044	$415,183,495

Liabilities
Accrued expenses and other liabilities	$614,172	$326,497
Fee due to administrator(a)	132,500	66,250
Fees due to investment advisor, net of waivers(a)	1,816,602	640,329
Payable for investments purchased	2,940,000	40,203,085
Payable for short-term borrowings(b)	18,681,667	-
Total liabilities	$24,184,941	$41,236,161
Commitments and contingencies(c)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 45,314,885 and 39,961,408 shares issued and outstanding, respectively	$45,315	$39,961
Capital in excess of par value	428,666,834	378,672,161
Total distributable (loss) gain	(1,801,046)	(4,764,788)
Total Net Assets	$426,911,103	$373,947,334

Net Asset Value per Share of Common Stock at End of Period	$9.42	$9.36

Shares Outstanding	45,314,885	39,961,408

(a) Refer to Note 4-Related Party Transactions for additional information.

(b) Refer to Note 8-Borrowings for additional information.

(c) Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment Income
Interest income
Non-Control/Non-Affiliate	$8,067,475	$4,924,039	$19,519,603	$14,455,194
Other	10,850	477	11,630	1,107
Total interest income	8,078,325	4,924,516	19,531,233	14,456,301
Other income
Non-Control/Non-Affiliate	196,474	20,772	374,849	83,774
Total income	8,274,799	4,945,288	19,906,082	14,540,075

Expenses
Base management fee(a)	$1,174,798	$947,361	$3,295,451	$2,810,141
Incentive fee(a)	1,027,544	260,092	2,201,758	647,839
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	60,000	56,250	180,000	168,750
Professional fees	134,052	108,251	426,588	345,947
Other expenses	79,077	108,702	236,011	314,632
Interest expense	322,175	-	458,976	-
Expenses before waivers from investment adviser and administrator	2,863,896	1,546,906	6,997,534	4,486,059
Base management fee waivers(a)	(411,179)	(331,576)	(1,153,408)	(983,548)
Incentive fee waivers(a)	(771,274)	(234,083)	(1,809,582)	(583,056)
Total expenses, net of waivers	1,681,443	981,247	4,034,544	2,919,455
Net Investment Income	6,593,356	3,964,041	15,871,538	11,620,620

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	93,515	183,204	431,080	(450,168)
Net change in unrealized appreciation (depreciation) on investments	71,842	94,068	(4,599,524)	2,369,406
Net realized and unrealized gain (loss) on investments	165,357	277,272	(4,168,444)	1,919,238

Net Increase in Net Assets Resulting from Operations	$6,758,713	$4,241,313	$11,703,094	$13,539,858

Basic and Diluted per Share of Common Stock:
Net investment income	$0.14	$0.10	$0.36	$0.30
Net increase in net assets resulting from operations	$0.15	$0.11	$0.26	$0.34

Weighted average shares of common stock outstanding basic diluted	45,789,768	39,909,673	44,439,981	39,295,800

(a) Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operations
Net investment income	$15,871,538	$11,620,620
Net realized gain (loss) on investments	431,080	(450,168)
Net change in unrealized (depreciation) appreciation on investments	(4,599,524)	2,369,406
Net increase in net assets resulting from operations	11,703,094	13,539,858

Distributions:
Distributions of ordinary income to common stockholders	(8,739,352)	(7,656,579)
Return of capital to common stockholders	-	(145,326)
Total distributions	(8,739,352)	(7,801,905)

Capital Share Transactions:
Issuance of common stock	85,000,000	15,100,000
Repurchases of common stock	(35,000,000)	-
Reinvestment of common stock	27	25
Net increase in net assets from capital share transactions	50,000,027	15,100,025

Net Increase in Net Assets	52,963,769	20,837,978

Net Assets, Beginning of Period	373,947,334	356,882,861

Net Assets, End of Period	$426,911,103	$377,720,839

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,703,094	$13,539,858
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss on investments	(431,080)	450,168
Net change in unrealized depreciation (appreciation) on investments	4,599,524	(2,369,406)
Accretion of original issue discount interest and payment-in-kind interest	(712,849)	(538,786)
Increase in receivable from investments sold	-	(3,714,278)
Increase in interest receivable	(914,370)	(111,810)
Increase in receivable from bank loan repayment	(78,181)	(35,553)
Increase in other assets	(52,500)	(48,750)
Increase (decrease) in accrued expenses and other liabilities	287,675	(30,400)
Increase in fee due to administrator(a)	66,250	-
Increase in fees due to investment advisor (a)	1,176,273	26,950
(Decrease) increase in payable for investments purchased	(37,263,085)	266,250
Investment activity:
Investments purchased	(94,344,641)	(89,312,556)
Proceeds from investments sold	4,047,932	17,331,786
Repayment of bank loans	52,253,887	66,357,177
Total investment activity	(38,042,822)	(5,623,593)

Net cash (used in) provided by operating activities	(59,662,071)	1,810,650

Cash flows from financing activities:
Issuance of shares of common stock	85,000,000	15,100,000
Repurchases of shares of common stock	(35,000,000)	-
Distributions paid to common stockholders	(8,739,325)	(7,801,880)
Short-term borrowings	18,681,667	-

Net cash provided by financing activities	59,942,342	7,298,120

Net increase in cash and cash equivalents	280,271	9,108,770

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,058,796	4,289,122

Cash and cash equivalents, end of period	$11,339,067	$13,397,892

Supplemental cash flow information
Interest paid on short-term financing	$261,872	$-

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$27	$25
Payment-in-kind ("PIK") interest income	$211,758	$200,382

(a) Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of September 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (101.8%)(g)(h):

Healthcare & Pharmaceuticals
American Vision Partners, Unitranche, 9.50% (LIBOR + 5.75%), maturity 9/30/27 (i)	9/22/2021	$4,960,901	$4,890,964	$4,721,788
RevHealth, Senior Secured Revolving Loan, 6.79% (SOFR + 5.75%), maturity 7/21/28 (i) (j)	7/22/2022	4,280,822	4,196,463	4,195,205
Radiology Partners, Senior Secured Term B Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 7/9/25 (j)	6/28/2018	4,215,792	4,358,478	3,825,406
Young, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 11/7/24	11/6/2017	3,726,039	3,719,887	3,688,779
PharMedQuest, Unitranche, 9.25% (LIBOR + 5.50%), maturity 11/6/24 (i)	11/6/2019	3,285,898	3,266,766	3,285,898
Zest Dental, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 3/14/25	5/30/2018	3,222,954	3,232,192	3,222,954
InHealth Medical Alliance, Senior Secured Initial Term Loan, 9.75% (LIBOR + 6.00%), maturity 6/28/28	6/25/2021	3,465,000	3,434,272	3,187,800
Waystar, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 10/22/26	9/19/2019	2,927,456	2,921,812	2,905,500
Advancing Eyecare, Senior Secured Initial Term Loan, 9.34% (SOFR + 5.75%), maturity 6/13/29	5/27/2022	2,500,000	2,432,175	2,487,500
Zelis RedCard, Senior Secured Term B-1 Loan, 7.25% (LIBOR + 3.50%), maturity 9/30/26 (j)	9/27/2019	2,402,303	2,394,529	2,341,414
Premise Health, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 7/10/25	8/15/2018	2,264,906	2,269,013	2,259,244
Soliant, Senior Secured Initial Term Loan, 7.75% (LIBOR + 4.00%), maturity 3/31/28	3/26/2021	2,115,249	2,099,542	2,115,249
nThrive, Senior Secured Initial Loan (Second Lien), 10.50% (LIBOR + 6.75%), maturity 12/17/29	11/19/2021	2,000,000	1,974,500	1,985,000
CPS, Unitranche, 9.50% (LIBOR + 5.75%), maturity 6/1/28 (i)	5/18/2022	1,953,546	1,948,778	1,953,546
Upstream Rehabilitation, Senior Secured August 2021 Incremental Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 11/20/26	10/24/2019	1,956,484	1,953,887	1,936,920
Gastro Health, Senior Secured Initial Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 7/3/28	7/2/2021	1,979,525	1,969,525	1,934,986
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 12/22/25	12/19/2018	1,925,000	1,920,000	1,886,500
Advanced Diabetes Supply, Senior Secured First Incremental Term Loan, 8.84% (SOFR + 5.25%), maturity 12/30/27	7/13/2021	1,858,306	1,841,680	1,839,723
Press Ganey, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 7/24/26 (j)	7/23/2019	1,940,000	1,937,960	1,838,201
Blue Cloud, Unitranche, 8.59% (SOFR + 5.00%), maturity 1/21/28	12/13/2021	1,492,500	1,471,063	1,477,575
Mission Veterinary Partners, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 4/27/28	12/15/2021	1,485,000	1,471,585	1,477,575
Quantum Health, Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 12/22/27	12/18/2020	1,481,250	1,462,508	1,473,844
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 5/18/28	5/12/2021	1,485,000	1,478,547	1,470,150
Symplr, Senior Secured Initial Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 12/22/27 (j)	11/23/2020	1,477,500	1,458,885	1,419,787
Ivy Rehab, Senior Secured Initial Term Loan (First Lien), 8.34% (SOFR + 4.75%), maturity 4/23/29	3/11/2022	1,144,191	1,121,166	1,132,749
Tecomet, Senior Secured 2017 Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 5/1/24	1/10/2019	1,146,777	1,146,181	1,115,240
Solis Mammography, Senior Secured Initial Term Loan (First Lien), 8.50% (LIBOR + 4.75%), maturity 4/17/28	4/1/2021	1,073,333	1,064,881	1,067,967
Paradigm Oral Health, Senior Secured Delayed Draw Term Loan, 8.34% (SOFR + 4.75%), maturity 7/9/26 (j)	4/11/2022	999,239	984,309	999,239
Solis Mammography, Senior Secured Initial Term Loan (Second Lien), 11.75% (LIBOR + 8.00%), maturity 4/16/29	4/1/2021	1,000,000	987,022	992,500
Micro Merchant Systems, Unitranche, 9.50% (LIBOR + 5.75%), maturity 12/14/27 (i)	3/2/2022	995,000	984,651	990,025
Wedgewood Pharmacy, Senior Secured Initial Term Loan, 8.00% (LIBOR + 4.25%), maturity 3/31/28	2/24/2021	990,000	981,248	990,000
nThrive, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 12/18/28	11/19/2021	995,000	990,750	987,538
Allied Benefit Systems, Senior Secured Initial Term B Loan, 8.25% (LIBOR + 4.50%), maturity 11/18/26	10/21/2020	982,500	971,625	980,044
Alcami, Senior Secured Initial Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 7/14/25	7/12/2018	960,000	957,812	928,800
Forefront, Senior Secured Closing Date Term Loan, 7.84% (SOFR + 4.25%), maturity 4/2/29	3/23/2022	907,076	891,087	904,808
Epic Staffing Group, Senior Secured Initial Term Loan, 9.59% (SOFR + 6.00%), maturity 6/28/29	6/27/2022	823,517	764,245	821,459
UDG, Senior Secured Initial Dollar Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 8/19/28 (k)	8/6/2021	631,875	626,634	625,556
ImageFirst, Senior Secured Initial Term Loan, 8.25% (LIBOR + 4.50%), maturity 4/27/28	4/26/2021	606,307	603,786	601,760
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 8/31/26	8/2/2019	522,659	519,743	517,433
Western Dental, Senior Secured Incremental Term Loan, 9.00% (LIBOR + 5.25%), maturity 8/18/28	6/21/2022	498,750	489,210	487,528
AccentCare, Senior Secured 2021 Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 6/22/26	6/15/2021	493,750	493,750	485,109
MedRisk, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 5/10/28 (j)	4/1/2021	495,000	490,642	473,908
RMP & MedA/Rx, Senior Secured Term Loan, 8.25% (LIBOR + 4.50%), maturity 2/6/25	3/22/2021	471,875	467,995	470,695
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 7/24/26 (j)	10/1/2020	492,516	488,797	466,672
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 2/6/25	2/27/2017	403,003	403,010	401,995
CPS, Senior Secured Revolving Credit Loan, 9.50% (LIBOR + 5.75%), maturity 6/1/28 (i)	5/18/2022	-	(714)	-
Paradigm Oral Health, Senior Secured Revolving Loan, 8.34% (SOFR + 4.75%), maturity 7/9/26 (j)	4/11/2022	-	(1,111)	-
Ivy Rehab, Senior Secured Revolving Credit (First Lien), 8.34% (SOFR + 4.75%), maturity 4/23/29	3/11/2022	-	(3,367)	-

Services: Business
LegalShield, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 12/15/28 (j)	12/7/2021	4,477,500	4,436,728	4,336,046
InnovateMR, Unitranche, 9.25% (LIBOR + 5.50%), maturity 1/20/28 (i) (j)	12/16/2021	4,215,447	4,145,874	4,215,447
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 8.75% (LIBOR + 5.00%), maturity 9/23/25 (l)	9/26/2019	3,880,000	3,858,533	3,880,000
RevSpring, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 10/11/25 (l)	10/5/2018	3,850,000	3,847,559	3,850,000
Eliassen, Unitranche, 9.34% (SOFR + 5.75%), maturity 4/14/28	3/31/2022	3,370,370	3,316,568	3,361,944
Veritext, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 8/1/25 (j)	8/14/2018	3,087,118	3,072,996	3,087,118
Discovery Education, Unitranche, 9.34% (SOFR + 5.75%), maturity 3/10/29 (l)	3/25/2022	3,000,000	2,951,503	2,985,000
Fleetwash, Senior Secured Incremental Term Loan, 8.34% (SOFR + 4.75%), maturity 10/1/24	9/25/2018	2,880,731	2,869,660	2,851,924
The Facilities Group, Unitranche, 9.50% (LIBOR + 5.75%), maturity 11/30/27	12/10/2021	2,528,612	2,504,755	2,515,969
CoolSys, Senior Secured Closing Date Initial Term Loan, 8.50% (LIBOR + 4.75%), maturity 8/11/28	8/4/2021	2,570,851	2,543,714	2,506,579
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 10/29/27	10/23/2020	2,508,655	2,488,499	2,489,840
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 4/9/27 (j)	3/6/2020	2,443,750	2,427,789	2,363,769
TRC Companies, Senior Secured Initial Term Loan (Second Lien), 10.50% (LIBOR + 6.75%), maturity 12/7/29	11/19/2021	2,000,000	1,980,000	1,985,000
Sterling Backcheck, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 6/19/24	6/30/2017	1,921,213	1,921,213	1,921,213
Veregy, Senior Secured Initial Term Loan, 9.75% (LIBOR + 6.00%), maturity 11/3/27	11/2/2020	1,965,000	1,919,336	1,920,788
Mediaocean, Senior Secured Initial Term Loan, 7.25% (LIBOR + 3.50%), maturity 12/15/28 (j)	12/9/2021	1,990,000	1,971,930	1,914,334
ECi Software, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 11/9/27 (j)	9/17/2020	1,965,000	1,958,320	1,902,497
Liberty Group, Unitranche, 9.34% (SOFR + 5.75%), maturity 6/15/28 (i)	6/6/2022	1,813,636	1,775,563	1,784,841
Addison Group, Senior Secured Initial Term Loan, 7.84% (SOFR + 4.25%), maturity 12/29/28	1/19/2022	1,492,500	1,489,052	1,488,769

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business (continued)
Insight Global, Unitranche, 9.75% (LIBOR + 6.00%), maturity 9/22/28	9/22/2021	$1,485,000	$1,457,270	$1,485,000
OSG Billing Services, Senior Secured Term B Loan (First Lien), 8.25% (LIBOR + 4.50%), PIK, maturity 6/29/26	3/26/2018	1,440,325	1,438,500	1,353,906
First Advantage, Senior Secured Term B-1 Loan (First Lien), 6.50% (LIBOR + 2.75%), maturity 1/31/27 (j)	1/23/2020	1,100,312	1,091,039	1,079,760
Veritext, Senior Secured Initial Term Loan (Second Lien), 10.75% (LIBOR + 7.00%), maturity 7/31/26 (j)	8/14/2018	1,000,000	997,127	1,000,000
Vistage, Senior Secured Term Loan, 8.84% (SOFR + 5.25%), maturity 7/13/29	7/18/2022	1,000,000	972,911	992,500
trustaff Management, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 3/6/28	12/9/2021	989,950	987,717	989,950
TRC Companies, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 12/8/28	11/19/2021	995,000	990,510	987,538
Divisions Maintenance Group, Senior Secured Term B Loan, 8.50% (LIBOR + 4.75%), maturity 5/27/28	5/21/2021	990,000	981,545	987,525
Restaurant Technologies, Senior Secured Initial Term Loan, 7.84% (SOFR + 4.25%), maturity 4/2/29 (j)	3/17/2022	995,000	972,012	974,306
WCG, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 1/8/27 (j)	12/13/2019	977,500	970,988	940,054
eResearch (ERT), Senior Secured Initial Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 2/4/27 (j)	12/1/2020	982,418	982,418	933,483
Diversified, Senior Secured Initial Term Loan, 8.59% (SOFR + 5.00%), maturity 12/23/23	4/19/2019	899,347	897,202	870,118
Secretariat International, Senior Secured Initial Term Loan (First Lien), 8.50% (LIBOR + 4.75%), maturity 12/29/28	12/16/2021	843,625	839,065	839,407
VC3, Unitranche, 6.29% (SOFR + 5.25%), maturity 3/12/27 (i)	9/16/2022	744,288	696,212	740,567
Therma Holdings, Senior Secured Initial Term Loan (2021), 7.50% (LIBOR + 3.75%), maturity 12/16/27	12/11/2020	501,585	500,516	494,061
System One, Senior Secured Initial Term Loan, 7.75% (LIBOR + 4.00%), maturity 3/2/28	1/28/2021	493,750	491,794	490,047
Liberty Group, Senior Secured Revolving Loan, 3.75%, maturity 12/15/28 (i)	6/6/2022	22,727	18,182	22,366
VC3, Senior Secured Revolving Credit, 6.29% (SOFR + 5.25%), maturity 3/12/27 (i)	7/21/2022	-	(2,692)	-
Discovery Education, Senior Secured Revolving Facility, 9.34% (SOFR + 5.75%), maturity 4/7/28	3/25/2022	-	(4,038)	-

High Tech Industries
Qlik, Senior Secured 2021 Refinancing Term Loan, 7.75% (LIBOR + 4.00%), maturity 4/26/24 (j) (l)	3/29/2019	3,871,050	3,860,976	3,778,485
Golden Source, Unitranche, 9.09% (SOFR + 5.50%), maturity 5/12/28 (i) (j)	3/25/2022	3,474,178	3,398,502	3,420,960
Netsmart, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 10/1/27 (j)	9/29/2020	3,447,500	3,435,972	3,343,846
Jaggaer, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 8/14/26 (j)	8/9/2019	3,067,383	3,064,120	2,997,132
Infogroup, Senior Secured Term Loan (First Lien), 8.75% (LIBOR + 5.00%), maturity 4/3/23	3/28/2017	2,837,368	2,832,511	2,823,182
Planview, Senior Secured Closing Date Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 12/17/27 (j)	12/11/2020	2,612,348	2,589,593	2,534,165
Ivanti Software, Senior Secured 2021 Specified Refinancing Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 12/1/27 (j)	11/20/2020	2,970,075	2,937,450	2,482,661
Idera, Senior Secured Term B-1 Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 3/2/28 (j)	6/27/2017	2,579,675	2,579,489	2,456,532
PracticeTek, Unitranche, 9.25% (LIBOR + 5.50%), maturity 11/23/27 (i)	11/22/2021	2,391,729	2,334,599	2,319,738
Precisely, Senior Secured Third Amendment Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 4/24/28 (j)	3/19/2021	2,475,000	2,463,100	2,305,261
Flexera Software, Senior Secured Term B-1 Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 3/3/28 (j)	2/16/2020	2,364,197	2,364,197	2,285,864
Barracuda, Senior Secured Second Lien Term Loan, 10.59% (SOFR + 7.00%), maturity 8/15/30	5/17/2022	2,000,000	1,940,000	1,985,000
QuickBase, Senior Secured Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 4/2/26	3/29/2019	1,935,000	1,930,042	1,915,650
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 3/5/27 (j) (m)	1/16/2020	1,955,021	1,877,724	1,903,494
HelpSystems, Senior Secured Term Loan, 7.75% (LIBOR + 4.00%), maturity 11/19/26 (j)	12/19/2019	1,974,790	1,968,631	1,881,787
Intermedia , Senior Secured New Term Loan (First Lien), 9.75% (LIBOR + 6.00%), maturity 7/21/25	7/13/2018	1,925,000	1,918,268	1,881,688
MediaRadar, Unitranche, 9.34% (SOFR + 5.75%), maturity 6/1/29 (i) (j)	5/23/2022	1,837,037	1,791,111	1,783,704
Bomgar, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 4/18/25	5/25/2018	1,614,897	1,619,803	1,610,859
OEConnection, Senior Secured Initial Term Loan, 7.75% (LIBOR + 4.00%), maturity 9/25/26	9/24/2019	1,596,339	1,592,105	1,588,358
Digital Room, Senior Secured Closing Date Term Loan (First Lien), 9.00% (LIBOR + 5.25%), maturity 12/21/28	12/16/2021	1,492,500	1,478,876	1,477,575
Navex Global, Senior Secured Initial Term Loan (First Lien), 7.00% (LIBOR + 3.25%), maturity 9/5/25	8/15/2018	1,440,000	1,432,395	1,440,000
WellSky, Senior Secured Incremental Term B-1 Loan (First Lien), 6.79% (SOFR + 5.75%), maturity 3/10/28	8/16/2022	1,000,000	970,441	992,500
SmartBear, Senior Secured Initial Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 3/3/28	11/20/2020	987,500	979,131	985,031
Imperva, Senior Secured Term Loan, 7.75% (LIBOR + 4.00%), maturity 1/12/26	9/23/2020	978,510	972,330	951,601
ORBCOMM, Senior Secured Closing Date Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 9/1/28	6/17/2021	990,000	985,484	950,400
Infoblox, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 12/1/27 (j)	10/7/2020	987,500	983,875	921,993
Cloudera, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 10/8/28	8/10/2021	497,500	493,043	495,013
Barracuda, Senior Secured First Lien Term Loan, 8.09% (SOFR + 4.50%), maturity 8/15/29 (j)	5/17/2022	500,000	485,000	480,308
DigiCert, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 10/16/26 (j)	3/13/2020	487,500	469,145	471,888
Golden Source, Senior Secured Revolving Credit, 9.09% (SOFR + 5.50%), maturity 5/12/28 (i) (j)	8/22/2022	35,211	25,822	34,672
MediaRadar, Senior Secured Revolving Loan, 9.34% (SOFR + 5.75%), maturity 6/1/29 (i) (j)	9/16/2022	-	(7,407)	-
PracticeTek, Senior Secured Revolving Loan, 9.25% (LIBOR + 5.50%), maturity 11/23/27 (i)	11/22/2021	-	(7,156)	-

Containers, Packaging & Glass
InMark, Unitranche, 9.75% (LIBOR + 6.00%), maturity 12/23/26 (i)	12/10/2021	6,436,225	6,319,560	6,436,225
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 5/30/24	5/11/2017	3,326,837	3,321,790	3,235,349
Brook & Whittle, Senior Secured Initial Term Loan (First Lien), 7.59% (SOFR + 4.00%), maturity 12/14/28	12/9/2021	3,139,165	3,115,175	3,131,317
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 7/18/26	7/17/2019	2,497,197	2,488,772	2,484,711
Packaging Coordinators, Senior Secured Term B Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 11/30/27 (j)	9/25/2020	2,450,157	2,442,886	2,375,097
Paragon Films, Senior Secured Closing Date Term Loan (First Lien), 8.75% (LIBOR + 5.00%), maturity 12/16/28	12/15/2021	1,990,000	1,970,451	1,975,075
Intertape Polymer, Senior Secured Initial Term Loan (First Lien), 8.09% (SOFR + 4.50%), maturity 6/28/28 (j)	6/15/2022	2,000,000	1,923,769	1,883,805
Resource Label Group, Senior Secured Closing Date Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 7/7/28	7/2/2021	1,865,649	1,857,279	1,865,649
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 7.00% (LIBOR + 3.25%), maturity 3/3/28 (j)	1/29/2021	1,814,977	1,807,220	1,744,569
Potters Industries, Senior Secured Initial Term Loan, 7.75% (LIBOR + 4.00%), maturity 12/14/27	11/19/2020	1,477,500	1,466,634	1,466,419
Technimark, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 7/7/28	6/30/2021	1,481,250	1,474,829	1,455,328
Tekni-Plex, Senior Secured Tranche B-3 Initial Term Loan, 7.75% (LIBOR + 4.00%), maturity 9/15/28 (j)	7/29/2021	1,078,270	1,076,017	1,041,507
Lacerta, Senior Secured Term Loan, 9.25% (LIBOR + 5.50%), maturity 12/30/26	2/8/2021	982,500	974,128	975,131
Novolex, Senior Secured Term B Loan (First Lien), 7.84% (SOFR + 4.25%), maturity 4/13/29 (j)	3/30/2022	997,500	974,517	959,073
Pregis Corporation, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 7/31/26 (j)	7/25/2019	972,500	971,081	941,138
Applied Adhesives, Senior Secured Term A Loan, 8.75% (LIBOR + 5.00%), maturity 3/12/27	3/12/2021	594,664	589,774	593,178
Five Star Holding Corp, Senior Secured Initial Term Loan (First Lien), 7.84% (SOFR + 4.25%), maturity 5/5/29	4/27/2022	500,000	492,859	496,250
Pregis Corporation, Senior Secured Third Amendment Refinancing Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 7/31/26	12/9/2020	495,000	493,188	492,525
Golden West Packaging, Senior Secured Initial Term Loan, 9.00% (LIBOR + 5.25%), maturity 12/1/27	11/29/2021	493,750	489,286	492,516
Applied Adhesives, Senior Secured Revolving Loan, 8.75% (LIBOR + 5.00%), maturity 3/12/27	3/12/2021	-	(616)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity, Senior Secured Delayed Draw Term Loan, 9.34% (SOFR + 5.75%), maturity 5/31/29 (i) (j)	7/28/2022	$4,200,717	$4,130,085	$4,116,703
Confluence, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 7/31/28	7/22/2021	3,970,000	3,950,985	3,930,300
Ascensus, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 8/2/28	11/17/2021	2,985,000	2,972,244	2,955,150
Cherry Bekaert, Unitranche, 9.09% (SOFR + 5.50%), maturity 6/30/28 (i)	6/13/2022	3,013,162	2,930,912	2,932,660
EPIC Insurance, Unitranche, 9.00% (LIBOR + 5.25%), maturity 9/29/28	8/27/2021	2,280,897	2,247,906	2,269,492
American Beacon Advisors, Senior Secured Tranche D Term Loan (Second Lien), 11.75% (LIBOR + 8.00%), maturity 4/30/25	10/31/2017	2,117,133	2,122,022	2,111,840
BETA, Senior Secured Revolving Credit Facility, 8.84% (SOFR + 5.25%), maturity 7/1/27 (j)	6/24/2022	2,000,000	1,960,479	1,960,000
Kestra Financial, Senior Secured Initial Term Loan, 8.00% (LIBOR + 4.25%), maturity 6/3/26	4/29/2019	1,940,000	1,928,890	1,930,300
Orion, Senior Secured 2021 Refinancing Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 9/24/27 (j)	8/4/2020	1,473,806	1,461,056	1,416,818
Alera, Unitranche, 10.09% (SOFR + 6.50%), maturity 10/2/28	8/31/2022	1,333,333	1,253,716	1,323,333
SIAA, Unitranche, 10.00% (LIBOR + 6.25%), maturity 4/28/28	4/21/2021	1,163,701	1,145,332	1,163,701
Advisor Group, Senior Secured Term B-1 Loan, 8.25% (LIBOR + 4.50%), maturity 7/31/26 (j)	1/31/2020	1,021,555	1,020,519	990,784
Community Brands, Senior Secured Initial Term Loan, 9.34% (SOFR + 5.75%), maturity 2/24/28	2/23/2022	995,000	974,172	990,025
LERETA, Senior Secured Initial Term Loan, 9.00% (LIBOR + 5.25%), maturity 7/30/28	7/27/2021	990,000	980,976	980,100
Sedgwick Claims, Senior Secured Initial Term Loan, 7.00% (LIBOR + 3.25%), maturity 12/31/25 (j)	2/12/2020	486,111	485,712	471,634
EdgeCo, Senior Secured Third Amendment Term Loan, 8.50% (LIBOR + 4.75%), maturity 6/1/26	3/29/2022	298,500	276,351	296,261
Integro, Senior Secured Initial Term Loan (First Lien), 8.09% (SOFR + 4.50%), PIK, maturity 5/8/23	10/9/2015	228,698	232,323	228,698
Cherry Bekaert, Senior Secured Revovling Credit, 3.75%, maturity 6/30/28 (i)	8/1/2022	61,647	61,647	60,000
EPIC Insurance, Senior Secured Revolving Loan, 9.00% (LIBOR + 5.25%), maturity 9/30/27	8/27/2021	-	(269)	-
BETA, Senior Secured Revolving Credit Facility, 8.84% (SOFR + 5.25%), maturity 7/1/27 (j)	6/24/2022	-	(6,216)	-

Capital Equipment
Tank Holding, Unitranche, 9.59% (SOFR + 6.00%), maturity 3/31/28 (l)	3/25/2022	3,990,000	3,914,974	3,980,025
FloWorks, Senior Secured Initial Term Loan (First Lien), 9.34% (SOFR + 5.75%), maturity 12/27/28	12/27/2021	3,990,000	3,862,500	3,970,050
Plaskolite, Senior Secured 2021-1 Refinancing Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 12/15/25 (j)	12/12/2018	3,851,350	3,814,513	3,595,613
Excelitas, Senior Secured Initial Euro Term Loan, 9.50% (Other + 5.75%), maturity 8/12/29	6/15/2022	2,969,565	3,011,498	2,947,293
Burke Porter Group, Unitranche, 9.59% (SOFR + 6.00%), maturity 7/30/29	9/30/2022	2,333,333	2,269,207	2,315,833
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 9/30/24	4/20/2018	2,037,185	2,037,185	2,037,185
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 3/31/28 (j)	3/17/2021	1,670,433	1,668,036	1,619,688
Radwell, Unitranche, 9.34% (SOFR + 5.75%), maturity 4/1/29	3/11/2022	1,496,250	1,472,466	1,485,028
Edward Don, Senior Secured Initial Term Loan, 8.00% (LIBOR + 4.25%), maturity 7/2/25	6/26/2018	1,370,943	1,369,071	1,340,096
Cleaver Brooks, Senior Secured Initial Term Loan, 9.34% (SOFR + 5.75%), maturity 7/18/28	7/18/2022	1,000,000	980,291	992,500
Therm-O-Disc, Senior Secured Initial Term Loan (First Lien), 9.59% (SOFR + 6.00%), maturity 5/31/29	5/26/2022	1,000,000	923,622	992,500
TriMark, Senior Secured Second Amendment Tranche B Loan (Super Senior priority), 7.25% (LIBOR + 3.50%), maturity 8/28/24	1/31/2022	966,053	966,053	685,898
Culligan, Senior Secured 2022 Refinancing Term B Loan, 7.75% (LIBOR + 4.00%), maturity 7/31/28 (j)	6/17/2021	561,094	558,315	534,896
Infinite Electronics, Senior Secured Initial Term Loan (First Lien), 7.00% (LIBOR + 3.25%), maturity 3/2/28	2/24/2021	493,750	492,775	492,516
Duravant, Senior Secured Incremental Amendment No. 5 Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 5/19/28 (j)	3/5/2020	488,731	488,731	473,435
SPX Flow, Senior Secured Term Loan, 8.09% (SOFR + 4.50%), maturity 4/5/29 (j)	3/18/2022	500,000	478,570	473,085
Burke Porter Group, Senior Secured Revolving Credit Loan, 7.04% (SOFR + 6.00%), maturity 7/31/28	8/11/2022	25,658	15,262	25,465
Cleaver Brooks, Senior Secured Revolving Credit, 9.59% (SOFR + 6.00%), maturity 7/18/28	7/21/2022	24,615	22,154	24,431
Tank Holding, Senior Secured Revolving Credit Loan, 9.59% (SOFR + 6.00%), maturity 3/31/28	3/25/2022	-	(2,954)	-
Radwell, Senior Secured Revolving Loan, 9.34% (SOFR + 5.75%), maturity 4/1/28	3/11/2022	-	(1,200)	-

Aerospace & Defense
CPI International, Senior Secured Second Amendment Incremental Term Loan (First Lien), 8.50% (LIBOR + 4.75%), maturity 7/26/24	10/1/2019	5,182,544	5,148,694	5,182,544
HDT Global, Senior Secured Initial Term Loan, 9.50% (LIBOR + 5.75%), maturity 7/8/27	6/30/2021	3,281,250	3,186,403	3,223,828
StandardAero, Senior Secured 2020 Term B-1 Loan, 7.25% (LIBOR + 3.50%), maturity 4/6/26 (j)	1/24/2019	3,246,057	3,240,881	3,102,803
CPI International, Senior Secured Term Loan, 9.09% (SOFR + 5.50%), maturity 4/14/30 (j)	5/18/2022	3,000,000	2,940,000	2,940,000
Amentum, Senior Secured Tranche 3 Term Loan (First Lien), 7.59% (SOFR + 4.00%), maturity 2/15/29	2/10/2022	1,995,000	1,985,157	1,995,000
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 11.50% (LIBOR + 7.75%), maturity 4/30/26	5/10/2018	2,000,000	2,005,934	1,935,000
Whitcraft, Unitranche, 9.75% (LIBOR + 6.00%), maturity 4/3/23	3/6/2020	1,947,357	1,940,973	1,884,068
StandardAero, Senior Secured 2020 Term B-2 Loan, 7.25% (LIBOR + 3.50%), maturity 4/6/26 (j)	1/24/2019	1,745,192	1,742,409	1,668,174
Tronair, Senior Secured Initial Term Loan (First Lien), 9.50% (LIBOR + 5.75%), PIK, maturity 9/8/23	9/30/2016	1,351,670	1,350,181	1,297,603
Amentum, Senior Secured Tranche 1 Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 1/29/27 (j)	1/24/2020	977,500	956,475	951,940
Peraton, Senior Secured Term B Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 2/1/28 (j)	2/23/2021	967,112	963,216	937,411
API Technologies, Senior Secured Initial Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 5/9/26	1/15/2020	972,362	952,452	899,435
BlueHalo, Unitranche, 9.75% (LIBOR + 6.00%), maturity 10/31/25	11/17/2021	495,268	488,531	490,315
Novaria Group, Senior Secured Initial Term Loan, 9.25% (LIBOR + 5.50%), maturity 1/27/27	1/24/2020	481,818	478,577	472,182
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 4/30/25	7/18/2019	484,287	482,841	464,915
BlueHalo, Senior Secured Revolving Loan, 9.75% (LIBOR + 6.00%), maturity 10/31/25	11/17/2021	54,502	53,013	53,957

Chemicals, Plastics & Rubber
DuBois Chemicals, Senior Secured Term Loan (Second Lien) - 2019, 12.25% (LIBOR + 8.50%), maturity 9/30/27	10/8/2019	3,000,000	2,980,225	2,985,000
Vertellus, Senior Secured Initial Term Loan, 9.34% (SOFR + 5.75%), maturity 12/22/27	12/18/2020	2,970,056	2,907,656	2,925,505
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 7.00% (LIBOR + 3.25%), maturity 1/31/25	1/26/2018	2,607,150	2,612,132	2,577,820
Unifrax, Senior Secured USD Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 12/12/25 (j)	11/5/2018	2,407,456	2,388,825	2,240,042
Boyd Corp, Senior Secured Initial Loan (Second Lien), 10.50% (LIBOR + 6.75%), maturity 9/6/26	8/16/2018	2,000,000	2,001,447	1,995,000
USALCO, Unitranche, 9.75% (LIBOR + 6.00%), maturity 10/19/27	10/26/2021	1,968,871	1,950,959	1,949,182
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 8.25% (LIBOR + 4.50%), maturity 9/30/26	10/8/2019	1,763,820	1,737,006	1,750,591
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 10/28/24 (j)	11/30/2018	959,698	951,849	934,568
Ascensus Specialties, Senior Secured Initial Term Loan, 8.00% (LIBOR + 4.25%), maturity 6/30/28	12/3/2021	494,978	486,478	491,265
Polytek, Senior Secured Term Loan, 9.34% (SOFR + 5.75%), maturity 9/20/24	12/23/2020	491,359	486,659	471,705
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 9/6/25 (j)	11/7/2018	488,550	467,800	463,840
USALCO, Senior Secured Revolving Loan, 9.75% (LIBOR + 6.00%), maturity 10/19/26	10/26/2021	161,290	158,065	159,677
Vertellus, Senior Secured Revolving Credit Loan, 9.75% (LIBOR + 6.00%), maturity 12/22/25	12/18/2020	67,817	57,485	66,800

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Consumer
Ned Stevens, Unitranche, 9.59% (SOFR + 6.00%), maturity 7/2/29 (i) (j)	6/22/2022	$3,781,954	$3,721,882	$3,781,954
Weld North, Senior Secured 2021 Term Loan, 7.50% (LIBOR + 3.75%), maturity 12/21/27 (j)	12/21/2020	2,402,083	2,402,083	2,339,565
A Place For Mom, Senior Secured Term Loan, 8.25% (LIBOR + 4.50%), maturity 2/10/26	7/28/2017	2,214,843	2,214,822	2,192,694
Smart Start, Senior Secured Term B Loan (Second Lien), 11.50% (LIBOR + 7.75%), maturity 12/16/29	12/10/2021	2,000,000	1,966,000	1,977,500
Smart Start, Senior Secured Term B Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 12/16/28	12/10/2021	1,985,000	1,970,607	1,962,669
Mister Car Wash, Senior Secured Initial Term Loan (First Lien), 6.75% (LIBOR + 3.00%), maturity 5/14/26 (j)	5/8/2019	1,528,610	1,527,146	1,490,014
FullBloom, Senior Secured Initial Term Loan (First Lien), 7.84% (SOFR + 4.25%), maturity 12/15/28	12/10/2021	1,496,250	1,482,561	1,481,288
Teaching Strategies, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 8/31/28	8/19/2021	992,500	983,046	992,500
Spring Education, Senior Secured Initial Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 7/30/25 (j)	7/26/2018	960,000	958,882	922,243
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 9.25% (LIBOR + 5.50%), maturity 5/9/25	5/4/2018	607,811	604,170	607,811
Ned Stevens, Senior Secured Revolving Credit, 9.59% (SOFR + 6.00%), maturity 6/30/28 (i) (j)	6/22/2022	36,311	32,226	36,311

Transportation: Cargo
Evans Network, Senior Secured Initial Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 8/19/28	8/6/2021	3,636,735	3,600,503	3,636,735
Odyssey Logistics & Technology , Senior Secured New Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 10/12/24 (j)	11/20/2018	3,544,010	3,541,904	3,442,851
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 8.50% (LIBOR + 4.75%), maturity 11/12/27	11/12/2020	2,100,985	2,084,006	2,100,985
AIT Worldwide Logistics, Senior Secured Initial Term Loan (First Lien), 8.50% (LIBOR + 4.75%), maturity 4/6/28	12/9/2021	1,980,000	1,975,496	1,980,000
St. George Logistics, Senior Secured Initial Term Loan, 9.59% (SOFR + 6.00%), maturity 3/24/28	4/28/2022	1,492,500	1,471,013	1,492,500
Worldwide Express, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 7/26/28 (j)	7/23/2021	1,488,750	1,478,601	1,405,254
FLS Transportation, Senior Secured Term B Loan, 9.00% (LIBOR + 5.25%), maturity 12/18/28	4/14/2022	1,217,391	1,205,986	1,217,391
Omni Logistics, Senior Secured Initial Term Loan (First Lien), 8.75% (LIBOR + 5.00%), maturity 12/30/26	11/24/2021	1,151,124	1,140,227	1,148,246
Magnate, Senior Secured Initial Term Loan (First Lien), 9.25% (LIBOR + 5.50%), maturity 12/29/28	3/11/2022	921,607	904,466	921,607
FLS Transportation, Senior Secured Revolving Loan, 9.00% (LIBOR + 5.25%), maturity 12/17/27	4/14/2022	-	(889)	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 8.75% (LIBOR + 5.00%), maturity 12/30/25	11/24/2021	-	(1,119)	-

Beverage, Food & Tobacco
Bettcher Industries, Senior Secured Initial Term Loan (Second Lien), 10.84% (SOFR + 7.25%), maturity 12/14/29	12/13/2021	2,500,000	2,476,834	2,450,000
Sovos Brands, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 6/8/28 (j)	6/8/2021	2,033,001	2,033,001	1,962,657
Bettcher Industries, Senior Secured Initial Term Loan (First Lien), 7.59% (SOFR + 4.00%), maturity 12/14/28	12/13/2021	1,990,000	1,970,000	1,950,200
Kettle Cuisine, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 8/25/25	8/22/2018	1,920,000	1,916,173	1,881,600
Hissho Sushi, Unitranche, 9.59% (SOFR + 6.00%), maturity 5/18/28 (i)	4/7/2022	1,852,500	1,814,903	1,821,156
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 6/9/28	6/7/2021	1,485,000	1,475,104	1,468,294
Monogram Foods, Senior Secured Initial Term Loan, 7.75% (LIBOR + 4.00%), maturity 8/28/28	8/13/2021	992,500	983,488	975,131
Hissho Sushi, Senior Secured Revolving Credit Loan, 9.59% (SOFR + 6.00%), maturity 5/18/28 (i)	4/7/2022	9,524	8,857	9,363

Automotive
BBB Industries, Senior Secured Initial Term Loan (First Lien), 6.29% (SOFR + 5.25%), maturity 7/25/29 (i) (j)	6/30/2022	3,000,000	2,704,515	2,830,138
Highline, Senior Secured Initial Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 11/9/27	10/29/2020	2,820,682	2,763,588	2,729,010
Rough Country, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 7/28/28	7/26/2021	1,975,000	1,970,521	1,965,125
Truck Hero, Senior Secured Initial Term Loan, 7.25% (LIBOR + 3.50%), maturity 1/31/28 (j)	1/20/2021	1,477,500	1,477,500	1,334,169
IXS, Senior Secured Initial Term Loan, 8.00% (LIBOR + 4.25%), maturity 3/5/27	2/27/2020	788,197	786,954	693,613
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 10.34% (SOFR + 6.75%), maturity 2/2/26	2/23/2022	500,000	500,000	497,500
Wheel Pros, Senior Secured Initial Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 5/11/28 (j)	4/23/2021	495,000	491,073	387,319

Construction & Building
Tangent, Senior Secured Closing Date Term Loan (First Lien), 8.50% (LIBOR + 4.75%), maturity 11/30/27	10/2/2019	1,781,392	1,773,773	1,763,578
PlayPower, Senior Secured Initial Term Loan, 9.25% (LIBOR + 5.50%), maturity 5/8/26	5/10/2019	1,742,333	1,742,333	1,620,370
PlayCore, Senior Secured Initial Term Loan (Second Lien), 11.50% (LIBOR + 7.75%), maturity 9/29/25	2/7/2020	1,500,000	1,479,390	1,500,000
Dodge Construction Network, Senior Secured Initial Term Loan (First Lien), 8.34% (SOFR + 4.75%), maturity 2/23/29	2/10/2022	997,500	983,689	997,500
PlayCore, Senior Secured Initial Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 9/30/24	9/18/2017	949,429	948,408	949,429
Specialty Products & Insulation, Senior Secured Tranche B-1 Term Loan, 8.84% (SOFR + 5.25%), maturity 12/21/27	3/16/2022	894,492	886,120	892,256
Acuren, Senior Secured Initial Term Loan, 8.00% (LIBOR + 4.25%), maturity 1/23/27	1/17/2020	475,026	473,472	475,026
Hoffman Southwest, Senior Secured Initial Term Loan, 9.25% (LIBOR + 5.50%), maturity 8/14/23	5/16/2019	428,365	430,679	427,294

Consumer Goods: Non-durable
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 11/21/23	11/9/2016	2,374,872	2,372,736	2,279,877
Augusta Sportswear Group, Senior Secured Initial Term Loan, 8.25% (LIBOR + 4.50%), maturity 10/26/23	11/2/2016	2,001,028	1,997,219	1,991,023
Badger Sportswear, Senior Secured Initial Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 9/11/23	9/29/2016	1,877,887	1,874,758	1,873,193
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 13.25% (LIBOR + 9.50%), maturity 11/21/24	2/7/2020	1,250,000	1,250,000	1,209,375

Environmental Industries
Alliance Environmental Group, Unitranche, 9.75% (LIBOR + 6.00%), maturity 12/30/27 (i)	12/30/2021	4,094,205	4,020,464	3,975,064
Denali Water Solutions, Senior Secured Closing Date Term Loan, 8.00% (LIBOR + 4.25%), maturity 3/27/28	3/18/2021	1,975,000	1,956,874	1,950,313
Keter Environmental Services, Unitranche, 10.25% (LIBOR + 6.50%), maturity 10/29/27	11/5/2021	496,250	491,771	492,528
Denali Water Solutions, Senior Secured Amendment No. 3 Term Loan, 8.22% (SOFR + 4.63%), maturity 3/27/28	5/5/2022	498,750	482,068	492,516
Alliance Environmental Group, Senior Secured Revolving Loan, 9.75% (LIBOR + 6.00%), maturity 12/30/27 (i)	12/30/2021	149,007	142,384	144,671
Keter Environmental Services, Unitranche, 10.25% (LIBOR + 6.50%), maturity 10/29/27	11/5/2021	13,680	12,905	13,577

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 6.75% (LIBOR + 3.00%), maturity 3/20/25 (l)	3/16/2018	3,819,731	3,820,324	3,776,759

Media: Diversified & Production
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 2/9/26 (j)	1/16/2019	2,902,348	2,889,448	2,858,054

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2022

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Hotels, Gaming & Leisure
Northstar, Senior Secured Term Loan, 7.38% (LIBOR + 3.63%) cash, 1.00% PIK maturity 6/7/24	5/8/2017	$1,312,848	$1,312,848	$1,270,180
Auto Europe, Senior Secured Initial Dollar Term Loan, 8.75% (LIBOR + 5.00%), maturity 10/21/23	10/19/2016	1,119,231	1,116,737	895,385

Metals & Mining
Dynatect, Senior Secured Term B Loan, 8.25% (LIBOR + 4.50%), maturity 9/30/24	8/16/2019	1,900,034	1,889,504	1,900,034

Forest Products & Paper
Loparex, Senior Secured Initial Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 7/31/26	7/29/2019	1,455,000	1,446,244	1,455,000

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 8.50% (LIBOR + 4.75%), maturity 3/28/25	6/15/2021	1,479,355	1,477,515	1,449,768

Retail
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 7.25% (LIBOR + 3.50%), maturity 12/16/24 (j)	10/17/2018	959,738	963,055	922,085
StubHub, Senior Secured USD Term B Loan, 7.25% (LIBOR + 3.50%), maturity 2/12/27 (j)	1/31/2020	486,250	484,654	442,360

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 10.25% (LIBOR + 6.50%) PIK, maturity 12/20/24	12/20/2016	2,271,632	2,268,262	999,518

Utilities: Water
Aegion, Senior Secured Initial Term Loan, 8.50% (LIBOR + 4.75%), maturity 5/17/28	4/1/2021	989,999	985,795	982,574

Energy: Electricity
Franklin Energy, Senior Secured Term B Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 8/14/26	8/14/2019	970,000	968,390	953,025

Consumer Goods: Durable
Careismatic Brands, Senior Secured Initial Term Loan (First Lien), 7.00% (LIBOR + 3.25%), maturity 1/6/28	1/22/2021	493,750	492,650	474,000
Total Bank Loans			$440,936,825	$434,592,673

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.7%)(g)(h):

Services: Business
InnovateMR, Class A Units (387,311 Class A Units, Fair value of $535,116) (i) (j) (n) (o)	12/16/2021		$387,311	$535,116
Liberty Group, Series A-Preferred Units (113,636 Series A-Preferred Units, Fair value of $123,684) (i) (j) (n) (p)	6/6/2022		113,636	123,684
VC3, Class A Units (29,846 Class A Units, Fair value of $29,846) (i) (n) (q)	9/16/2022		29,846	29,846

High Tech Industries
PracticeTek, Class A Units (347,322 Class A Units, Fair value of $379,979) (i) (n) (r)	11/22/2021		377,255	379,979
Golden Source, Class A Units (117,371 Class A Units, Fair value of $153,755) (i) (j) (n) (s)	3/25/2022		117,371	153,755
MediaRadar, Class A-1 Units (74,074 Class A-1 Units, Fair value of $74,074) (i) (j) (n) (t)	9/16/2022		74,074	74,074

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B Units, Fair value of $489,507) (i) (n) (u) (v)	9/30/2019		261,438	489,507

Environmental Industries
Alliance Environmental Group, A-1 Preferred Units (331,126 A-1 Preferred Units, Fair value of $326,198) (i) (n) (w)	9/30/2019		331,126	326,198

Healthcare & Pharmaceuticals
RevHealth, Class A-1 Units (205,479 Class A-1 Units, Fair value of $205,479) (i) (n) (x)	7/22/2022		205,479	205,479
Ivy Rehab, Class A Units (100 Class A Units, Fair value of $75,426) (i) (n) (y)	3/11/2022		100,000	75,426

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A Units, Fair value of $259,368) (i) (n) (v) (z)	12/22/2020		165,138	259,368

Beverage, Food & Tobacco
Hissho Sushi, Class A Units (25,000 Class A Units, Fair value of $251,404) (i) (j) (n) (aa)	4/7/2022		250,000	251,404

Banking, Finance, Insurance & Real Estate
Cherry Bekaert, Class A Units (129,870 Class A Units, Fair value of $145,091) (i) (n) (ab)	6/30/2022		129,870	145,091
Total Equity and Preferred Shares			$2,542,544	$3,048,928

Total Portfolio Investments (ac)			$443,479,369	$437,641,601

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates as of September 30, 2022, which are indexed to the noted reference rate.

The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(j)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(k)	The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.
(l)	All or portion of this security has an open position related to short-term borrowings, as described in footnote 8.
(m)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(n)	Investment is non-income producing.
(o)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(p)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(w)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(y)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	At September 30, 2022, the cost of investments for income tax purposes was $443,479,369, the gross unrealized depreciation for federal tax purposes was $8,320,565, the gross unrealized appreciation for federal income tax purposes was $2,482,797, and the net unrealized depreciation was $5,837,768.

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

September 30, 2022

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

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s financial position or the results of operations as previously reported.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held on September 30, 2022 and December 31, 2021. At such dates, cash was not subject to any restrictions on withdrawal.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. As of September 30, 2022, no changes to the Company’s valuation policy have occurred as a result of this new rule.

Refer to Note 3 — Investments for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2022 and December 31, 2021, the Company did not hold any investment on non-accrual.

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

As of September 30, 2022, the Company held 260 investments in loans with OID. The Company accrued OID income of $198,303 and $501,091 for the three and nine months ended September 30, 2022, respectively. The unamortized balance of OID on debt investments as of September 30, 2022, totaled $4,363,819. As of December 31, 2021, the Company held 231 investments in loans with OID. The Company accrued OID income of $109,095 and $338,404 for the three and nine months ended September 30, 2021, respectively. The unamortized balance of OID investments as of December 31, 2021, totaled $3,028,962.

As of September 30, 2022, the Company held five investments which had a PIK interest component. The Company recorded $142,626 and $211,758 of PIK interest income for three and nine months ended September 30, 2022, respectively. As of September 30, 2021, the Company held three investments which had a PIK interest component. The Company recorded $49,599 and $200,382 of PIK interest income for three and nine months ended September 30, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company held $11,339,067 and $11,058,796 in cash and cash equivalents, respectively. For the three and nine months ended September 30, 2022, the Company earned $10,850 and $11,630, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and nine months ended September 30, 2021, the Company earned $477 and $1,107, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and nine months ended September 30, 2022, the Company accrued $196,474 and $374,849 of other income, respectively, related to amendment fees. For the three and nine months ended September 30, 2021, the Company accrued $20,772 and $83,774 of other income, respectively, related to amendment fees.

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

As of September 30, 2022, $297,396,692 of the Company’s investments were valued using unobservable inputs, and $140,244,909 were valued using observable inputs. During the nine months ended September 30, 2022, $124,403,117 were transferred into Level 3 due to a decrease in observable prices in the market and $6,219,807 were transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2021, $153,189,910 of the Company’s investments were valued using unobservable inputs, and $249,864,464 were valued using observable inputs. During the nine months ended September 30, 2021, $21,840,607 were transferred into Level 3 due to a decrease in observable prices in the market and $46,432,486 were transferred out of Level 3 due to price transparency.

The following table presents the Company’s investments carried at fair value as of September 30, 2022 and December 31, 2021, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$117,042,066	$207,100,101	$324,142,167
Unitranche debt	-	21,513,972	64,327,819	85,841,791
Second lien debt	-	1,000,000	23,608,715	24,608,715
Equity and Preferred Shares	-	688,871	2,360,057	3,048,928
Total	$-	$140,244,909	$297,396,692	$437,641,601

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$-	$218,558,349	$118,049,277	$336,607,626
Unitranche debt	-	21,362,425	19,092,768	40,455,193
Second lien debt	-	9,943,690	14,701,508	24,645,198
Equity and Preferred Shares	-	-	1,346,357	1,346,357
Total	$-	$249,864,464	$153,189,910	$403,054,374

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2022. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of September 30, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$199,452,615	Matrix Pricing	Senior Leverage	0.41x - 11.02x	5.06x
			Total Leverage	0.41x - 12.13x	6.04x
			Interest Coverage	(0.30)x - 22.88x	2.57x
			Debt Service Coverage	(0.18)x - 15.19x	2.06x
			TEV Coverage	0.80x - 24.72x	2.47x
			Liquidity	19.33% - 451.34%	133.17%
			Spread Comparison	300bps - 650bps	444bps

	7,418,787	Market Analysis	Senior Leverage	5.64x - 185.03x	46.24x
			Total Leverage	5.64x - 185.03x	47.50x
			Interest Coverage	(0.39)x - 1.93x	0.98x
			Debt Service Coverage	(0.43)x - 1.70x	0.77x
			TEV Coverage	0.04x - 1.33x	0.86x
			Liquidity	(103.32)% - 977.67%	153.96%
			Spread Comparison	350bps - 625bps	493bps

Unitranche debt	60,140,501	Matrix Pricing	Senior Leverage	4.95x - 11.53x	6.47x
			Total Leverage	4.95x - 11.53x	6.58x
			Interest Coverage	0.70x - 3.31x	2.20x
			Debt Service Coverage	0.61x - 2.83x	1.84x
			TEV Coverage	1.01x - 3.06x	1.92x
			Liquidity	69.00% - 210.07%	128.47%
			Spread Comparison	500bps - 650bps	580bps

	4,187,318	Market Analysis	Senior Leverage	11.81x - 12.24x	11.91x
			Total Leverage	11.81x - 12.24x	11.91x
			Interest Coverage	0.40x - 0.91x	0.79x
			Debt Service Coverage	0.35x - 0.79x	0.69x
			TEV Coverage	0.63x - 0.91x	0.84x
			Liquidity	46.35% - 93.92%	82.56%
			Spread Comparison	600bps - 650bps	612bps

Second lien debt	24,608,715	Matrix Pricing	Senior Leverage	2.00x - 3.00x	2.96x
			Total Leverage	3.63x - 9.87x	6.88x
			Interest Coverage	3.63x - 9.87x	6.88x
			Debt Service Coverage	0.71x - 5.93x	2.29x
			TEV Coverage	0.45x - 4.68x	1.83x
			Liquidity	81.89% - 277.65%	178.17%
			Spread Comparison	675bps - 950bps	754bps

Total	$295,807,936

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.
(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.
(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $1,588,756 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2021. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of December 31, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First lien debt	$113,747,244	Matrix Pricing	Senior Leverage	2.66x - 19.28x	5.28x
			Total Leverage	2.66x - 19.28x	6.28x
			Interest Coverage	(1.00)x - 7.01x	2.62x
			Debt Service Coverage	(0.92)x - 5.85x	2.10x
			TEV Coverage	0.48x - 6.32x	2.54x
			Liquidity	28.32% - 871.75%	140.69%
			Spread Comparison	300bps - 600bps	449bps

Unitranche debt	17,746,161	Matrix Pricing	Senior Leverage	4.82x - 9.65x	6.78x
			Total Leverage	4.82x - 9.65x	6.80x
			Interest Coverage	1.17x - 3.11x	1.98x
			Debt Service Coverage	1.02x - 2.42x	1.59x
			TEV Coverage	1.12x - 2.43x	1.79x
			Liquidity	64.12% - 198.41%	136.96%
			Spread Comparison	525bps - 700bps	590bps

Second lien debt	14,701,508	Matrix Pricing	Senior Leverage	4.05x - 11.68x	6.69x
			Total Leverage	4.05x - 11.68x	6.69x
			Interest Coverage	0.67x - 5.98x	2.82x
			Debt Service Coverage	0.53x - 4.66x	2.36x
			TEV Coverage	0.68x - 3.08x	2.20x
			Liquidity	56.63% - 353.33%	168.01%
			Spread Comparison	650bps - 950bps	785bps

Total	$146,194,913

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over LIBOR for each investment to the spread over LIBOR for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the nine months ended September 30, 2022 and 2021 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Nine Months Ended September 30, 2022	First lien debt	Unitranche debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2021	$118,049,277	$19,092,768	$14,701,508	$1,346,357	$153,189,910
Transfers into Level 3	98,776,437	17,189,450	8,437,230	-	124,403,117
Transfers out of Level 3	(5,222,307)	-	(997,500)	-	(6,219,807)
Total gains:
Net realized gain (a)	230,389	38,731	5,583	107,938	382,641
Net unrealized (depreciation) appreciation(b)	(397,896)	(464,832)	525	162,334	(699,869)
New investments, repayments and settlements:(c)
Purchases	25,853,721	31,063,583	2,440,000	931,878	60,289,182
Settlements/repayments	(30,160,159)	(2,808,227)	(1,000,000)	-	(33,968,386)
Net amortization of premiums, PIK, discounts and fees	331,039	216,346	21,369	-	568,754
Sales	(360,400)	-	-	(188,450)	(548,850)
Fair Value as of September 30, 2022	$207,100,101	$64,327,819	$23,608,715	$2,360,057	$297,396,692

(a)	Included in net realized gain on the accompanying Statement of Operations for the nine months ended September 30, 2022.
(b)	Included in net change in unrealized appreciation on the accompanying Statement of Operations for the nine months ended September 30, 2022.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Nine Months Ended September 30, 2021	First lien debt	Unitranche debt	Second lien debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2020	$162,506,538	$8,403,632	$27,290,845	$799,189	$199,000,204
Transfers into Level 3	21,675,469	-	-	165,138	21,840,607
Transfers out of Level 3	(39,527,665)	-	(6,904,821)	-	(46,432,486)
Total gains:
Net realized gain (loss)(a)	132,085	-	23,900	(383,174)	(227,189)
Net unrealized appreciation (depreciation)(b)	631,273	(360,868)	20,291	292,445	583,141
New investments, repayments and settlements:(c)
Purchases	29,696,565	5,436,404	2,455,000	19,536	37,607,505
Settlements/repayments	(33,309,519)	(39,263)	(4,332,867)	-	(37,681,649)
Net amortization of premiums, PIK, discounts and fees	171,466	129,272	82,430	-	383,168
Sales	(1,496,250)	-	(1,445,770)	(417,361)	(3,359,381)
Fair Value as of September 30, 2021	$140,479,962	$13,569,177	$17,189,008	$475,773	$171,713,920

(a)	Included in net realized loss on the accompanying Statement of Operations for the nine months ended September 30, 2021.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the nine months ended September 30, 2021.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at September 30, 2022 and 2021 was $(754,851) and $354,876, respectively.

Investment Activities

The Company held a total of 257 investments with an aggregate fair value of $437,641,601 as of September 30, 2022. During the nine months ended September 30, 2022, the Company invested in 105 new investments for a combined $85,123,197 and in existing investments for a combined $9,221,444. The Company also received $52,253,887 in repayments from investments and $4,047,932 from investments sold during the nine months ended September 30, 2022.

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

Investment Concentrations

As of September 30, 2022, the Company’s investment portfolio consisted of investments in 230 companies located in 37 states across 26 different industries, with an aggregate fair value of $437,641,601. The five largest investments at fair value as of September 30, 2022 totaled $25,447,577, or 5.81%, of the Company’s total investment portfolio as of such date. As of September 30, 2022, the Company’s average investment was $1,725,601 at cost.

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

The following table outlines the Company’s investments by security type as of September 30, 2022 and December 31, 2021:

	September 30, 2022				December 31, 2021
		Percentage		Percentage		Percentage		Percentage
		of Total		of Total		of Total		of Total
	Cost	Investments	Fair Value	Investments	Cost	Investments	Fair Value	Investments
First lien debt	$329,329,507	74.26%	$324,142,167	74.07%	$337,204,744	83.41%	$336,607,626	83.52%
Unitranche debt	86,946,817	19.61%	85,841,791	19.61%	41,225,444	10.20%	40,455,193	10.04%
Second lien debt	24,660,501	5.56%	24,608,715	5.62%	24,675,934	6.10%	24,645,198	6.11%
Total Debt Investments	440,936,825	99.43%	434,592,673	99.30%	403,106,122	99.71%	401,708,017	99.67%
Equity and Preferred Shares	2,542,544	0.57%	3,048,928	0.70%	1,186,496	0.29%	1,346,357	0.33%
Total Equity Investments	2,542,544	0.57%	3,048,928	0.70%	1,186,496	0.29%	1,346,357	0.33%
Total Investments	$443,479,369	100.00%	$437,641,601	100.00%	$404,292,618	100.00%	$403,054,374	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$75,652,473	17.32%	$76,579,770	19.01%
Services: Business	67,230,312	15.36	63,977,738	15.87
High Tech Industries	55,107,154	12.59	49,862,684	12.37
Containers, Packaging & Glass	34,044,860	7.78	28,958,289	7.18
Banking, Finance, Insurance & Real Estate	30,272,891	6.92	25,369,331	6.29
Capital Equipment	27,985,539	6.39	17,471,742	4.33
Aerospace & Defense	27,499,176	6.28	24,066,376	5.97
Chemicals, Plastics & Rubber	19,270,364	4.40	24,290,294	6.03
Services: Consumer	18,274,055	4.18	16,280,215	4.04
Transportation: Cargo	17,345,569	3.96	13,941,799	3.46
Beverage, Food & Tobacco	12,769,805	2.92	10,874,412	2.70
Automotive	10,436,874	2.38	9,038,488	2.24
Construction & Building	8,625,454	1.97	7,454,893	1.85
Environmental Industries	7,394,866	1.69	2,467,127	0.61
Consumer Goods: Non-durable	7,353,468	1.68	7,306,668	1.81
Wholesale	3,776,759	0.86	7,009,760	1.74
Media: Diversified & Production	2,858,054	0.65	2,928,921	0.73
Hotels, Gaming & Leisure	2,165,565	0.49	5,088,818	1.26
Metals & Mining	1,900,034	0.43	1,917,692	0.48
Forest Products & Paper	1,455,000	0.33	1,462,584	0.36
Utilities: Electric	1,449,768	0.33	1,472,336	0.37
Retail	1,364,444	0.31	1,433,625	0.36
Media: Advertising, Printing & Publishing	999,518	0.23	1,346,607	0.33
Utilities: Water	982,574	0.22	995,006	0.25
Energy: Electricity	953,025	0.22	962,838	0.24
Consumer Goods: Durable	474,000	0.11	496,361	0.12
	$437,641,601	100.00%	$403,054,374	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
		Percentage of Total		Percentage of Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$109,882,272	25.11%	$96,521,842	23.95%
Midwest	97,873,320	22.36	86,519,372	21.47
West	60,657,853	13.86	60,016,533	14.89
Southeast	58,828,861	13.44	57,007,985	14.14
Southwest	54,210,245	12.39	57,181,529	14.19
East	39,255,536	8.97	33,945,083	8.42
South	7,475,092	1.71	4,767,241	1.18
Northwest	5,045,567	1.15	4,501,322	1.12
Other(a)	4,412,855	1.01	2,593,467	0.64
Total Investments	$437,641,601	100.00%	$403,054,374	100.00%

(a)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom. The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2022:

For the Fiscal Years Ending December 31:	Amount
2022	$4,344,592
2023	19,046,288
2024	44,768,630
2025	55,956,892
2026	63,257,339
Thereafter	257,926,903
Total contractual repayments	445,300,644
Adjustments to cost basis on debt investments(a)	(4,363,819)
Total Cost Basis of Investments Held at September 30, 2022:	$440,936,825

(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three and nine months ended September 30, 2022, the Company recorded base management fees of $1,174,798 and $3,295,451, respectively, and waivers to the base management fees of $411,179 and $1,153,408, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2021, the Company recorded base management fees of $947,361 and $2,810,141, respectively, and waivers to the base management fees of $331,576 and $983,548, respectively, as set forth within the accompanying statements of operations.

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

For the three and nine months ended September 30, 2022, the Company recorded incentive fees related to net investment income of $1,027,544 and $2,201,758, respectively. Offsetting the incentive fees were waivers of the incentive fees of $771,274 and $1,809,582 for the three and nine months ended September 30, 2022, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2021, the Company recorded incentive fees related to net investment income of $260,092 and $647,839, respectively. Offsetting the incentive fees were waivers of the incentive fees of $234,083 and $583,056 for the three and nine months ended September 30, 2021, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2022, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2021, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2022 and December 31, 2021 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2022	December 31, 2021
Net base management fee due to Adviser	$1,467,058	$620,269
Net incentive fee due to Adviser	349,544	20,060
Total fees due to Adviser, net of waivers	1,816,602	640,329
Fee due to Administrator, net of waivers	132,500	66,250
Total Related Party Fees Due	$1,949,102	$706,579

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$6,758,713	$4,241,313	$11,703,094	$13,539,858
Denominator for basic and diluted weighted average common shares	45,789,768	39,909,673	44,439,981	39,295,800
Basic and diluted net increase in net assets resulting from operations per common share	$0.15	$0.11	$0.26	$0.34

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

During the nine months ended September 30, 2022, the Company declared distributions of $8,739,352, or $0.20 per share. The tax character of the distributions declared represented $8,739,352 from ordinary income. During the nine months ended September 30, 2021, the Company declared and paid distributions of $7,801,905, or $0.20 per share. The tax character of the distributions declared and paid represented $7,656,579 from ordinary income and $145,326 from tax return capital.

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

As of September 30, 2022, $25,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of September 30, 2022 and December 31, 2021, were 45,314,885 and 39,961,408, respectively.

On July 14, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the stockholders. The Offer was accepted on August 11, 2022.

The following table details the activity of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2022	$43,697	$413,668,452	$(8,559,759)	$405,152,390
Net investment income	-	-	6,593,356	6,593,356
Net realized gain from investment transactions	-	-	93,515	93,515
Net change in unrealized appreciation on investments	-	-	71,842	71,842
Issuance of shares	3,236	29,996,764	-	30,000,000
Repurchase of shares	(1,618)	(14,998,382)	-	(15,000,000)
Balance as of September 30, 2022	$45,315	$428,666,834	$(1,801,046)	$426,911,103

Three Months Ended September 30, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2021	$39,009	$369,880,141	$(5,339,624)	$364,579,526
Net investment income	-	-	3,964,041	3,964,041
Net realized gain from investment transactions	-	-	183,204	183,204
Net change in unrealized appreciation on investments	-	-	94,068	94,068
Issuance of shares	952	8,899,048	-	8,900,000
Balance as of September 30, 2021	$39,961	$378,779,189	$(1,098,311)	$377,720,839

Nine Months Ended September 30, 2022	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334
Net investment income	-	-	15,871,538	15,871,538
Net realized gain from investment transactions	-	-	431,080	431,080
Net change in unrealized depreciation on investments	-	-	(4,599,524)	(4,599,524)
Issuance of shares	9,092	84,990,908	-	85,000,000
Repurchase of shares	(3,738)	(34,996,262)	-	(35,000,000)
Distributions to Stockholders	-	-	(8,739,352)	(8,739,352)
Reinvested Dividends	-	27	-	27
Balance as of September 30, 2022	$45,315	$428,666,834	$(1,801,046)	$426,911,103

Nine Months Ended September 30, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861
Net investment income	-	-	11,620,620	11,620,620
Net realized loss from investment transactions	-	-	(450,168)	(450,168)
Net change in unrealized appreciation on investments	-	-	2,369,406	2,369,406
Issuance of shares	1,618	15,098,382	-	15,100,000
Distributions to Stockholders	-	(145,326)	(7,656,579)	(7,801,905)
Reinvested Dividends	-	25	-	25
Balance as of September 30, 2021	$39,961	$378,779,189	$(1,098,311)	$377,720,839

Note 8. Borrowings

Short-Term Borrowngs

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2022, the Company had short-term borrowings outstanding of $18,681,667. For the three and nine months ended September 30, 2022, the Company recorded interest expense in connection with short-term borrowings of $322,175 and $458,976, respectively. As of September 30, 2021, the Company had no short-term borrowings outstanding.

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

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2022 and December 31, 2021:

Investment	Industry	September 30, 2022	December 31, 2021
Alera, Unitranche, 10.09% (SOFR + 6.50%), maturity 10/2/28	Banking, Finance, Insurance & Real Estate	$2,666,667	$-
PracticeTek, Senior Secured Delayed Draw Term Loan, 9.25% (LIBOR + 5.50%), maturity 11/23/27	High Tech Industries	1,889,313	2,862,595
Cherry Bekaert, Senior Secured Delayed Draw Term Loan, 9.09% (SOFR + 5.50%), maturity 6/30/28	Banking, Finance, Insurance & Real Estate	1,232,944	-
EdgeCo, Senior Secured Delayed Draw Term D Loan, 8.50% (LIBOR + 4.75%), maturity 6/1/26	Banking, Finance, Insurance & Real Estate	1,200,000	-
VC3, Unitranche, 8.84% (SOFR + 5.25%), maturity 3/12/27	Services: Business	1,176,923	-
Golden Source, Senior Secured , 9.09% (SOFR + 5.50%), maturity 5/12/28	High Tech Industries	938,967	-
Discovery Education, Senior Secured Delayed Draw Term Loan, 9.34% (SOFR + 5.75%), maturity 3/10/29	Services: Business	807,692	-
Eliassen, Senior Secured Initial Delayed Draw Term Loan, 9.34% (SOFR + 5.75%), maturity 4/14/28	Services: Business	629,630	-
Ned Stevens, Senior Secured Delayed Draw Term Loan, 9.59% (SOFR + 6.00%), maturity 7/2/29	Services: Consumer	533,769	-
RevHealth, Senior Secured Revolving Loan, 9.34% (SOFR + 5.75%), maturity 7/21/28	Healthcare & Pharmaceuticals	513,699	-
Advancing Eyecare, Senior Secured Initial Delayed Draw Term Loan, 9.34% (SOFR + 5.75%), maturity 6/13/29	Healthcare & Pharmaceuticals	500,000	-
CoolSys, Senior Secured Delayed Draw Term Loan, 8.50% (LIBOR + 4.75%), maturity 8/11/28	Services: Business	465,278	465,278
Cerity, Senior Secured Delayed Draw Term Loan, 9.34% (SOFR + 5.75%), maturity 5/31/29	Banking, Finance, Insurance & Real Estate	458,781	-
Golden Source, Senior Secured Revolving Credit, 9.09% (SOFR + 5.50%), maturity 5/12/28	High Tech Industries	434,272	-
Vertellus, Senior Secured Revolving Credit Loan, 9.34% (SOFR + 5.75%), maturity 12/22/25	Chemicals, Plastics & Rubber	418,421	379,266
Blue Cloud, Senior Secured Delayed Draw Term Loan, 8.75% (LIBOR + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	400,000	-
Therapy Brands, Senior Secured Delayed Draw Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 5/18/28	Healthcare & Pharmaceuticals	382,979	382,979
Micro Merchant Systems, Senior Secured Delayed Draw Term Loan, 9.50% (LIBOR + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	370,370	-
Cherry Bekaert, Senior Secured Revovling Credit, 9.09% (SOFR + 5.50%), maturity 6/30/28	Banking, Finance, Insurance & Real Estate	369,883	-
InnovateMR, Senior Secured Revolving Loan, 9.25% (LIBOR + 5.50%), maturity 1/20/28	Services: Business	365,388	-
PracticeTek, Senior Secured Revolving Loan, 9.25% (LIBOR + 5.50%), maturity 11/23/27	High Tech Industries	357,824	357,824
Liberty Group, Senior Secured Delayed Draw Term Loan, 9.34% (SOFR + 5.75%), maturity 6/15/28	Services: Business	340,909	-
Evans Network, Senior Secured Delayed Draw Term Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 8/19/28	Transportation: Cargo	326,531	326,531
The Facilities Group, Senior Secured Delayed Draw Term Loan, 9.50% (LIBOR + 5.75%), maturity 11/30/27	Services: Business	298,266	758,671
Paragon Films, Senior Secured Delayed Draw Term Loan (First Lien), 8.75% (LIBOR + 5.00%), maturity 12/16/28	Containers, Packaging & Glass	297,030	297,030
MediaRadar, Senior Secured Revolving Loan, 9.59% (SOFR + 6.00%), maturity 6/1/29	High Tech Industries	296,296	-
Cerity, Senior Secured Revolving Credit Facility, 9.34% (SOFR + 5.75%), maturity 5/31/29	Banking, Finance, Insurance & Real Estate	286,738	-
Dessert Holdings, Senior Secured Delayed Draw Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 6/9/28	Beverage, Food & Tobacco	281,250	281,250
BETA, Senior Secured Revolving Credit Facility, 8.84% (SOFR + 5.25%), maturity 7/1/27	Banking, Finance, Insurance & Real Estate	276,289	-
Burke Porter Group, Senior Secured Revolving Credit Loan, 9.59% (SOFR + 6.00%), maturity 7/31/28	Capital Equipment	273,333	-
Ned Stevens, Senior Secured Revolving Credit, 9.59% (SOFR + 6.00%), maturity 6/30/28	Services: Consumer	236,020	-
Discovery Education, Senior Secured Revolving Facility, 9.34% (SOFR + 5.75%), maturity 4/7/28	Services: Business	230,769	-
Blue Cloud, Senior Secured Revolving Loan, 8.59% (SOFR + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	227,273	-
Liberty Group, Senior Secured Revolving Loan, 9.34% (SOFR + 5.75%), maturity 12/15/28	Services: Business	204,545	-
Radwell, Senior Secured Delayed Draw Term Loan, 9.34% (SOFR + 5.75%), maturity 4/1/29	Capital Equipment	200,001	-
Alliance Environmental Group, Senior Secured Delayed Draw Term Loan, 9.75% (LIBOR + 6.00%), maturity 12/30/27	Environmental Industries	182,119	662,252
Alliance Environmental Group, Senior Secured Revolving Loan, 9.75% (LIBOR + 6.00%), maturity 12/30/27	Environmental Industries	182,119	331,126
Ivy Rehab, Senior Secured Delayed Draw Term Loan (First Lien), 8.34% (SOFR + 4.75%), maturity 4/23/29	Healthcare & Pharmaceuticals	179,739	-
Epic Staffing Group, Senior Secured Delayed Draw Term Loan, 9.59% (SOFR + 6.00%), maturity 6/28/29	Healthcare & Pharmaceuticals	174,419	-
Ivy Rehab, Senior Secured Revolving Credit (First Lien), 8.34% (SOFR + 4.75%), maturity 4/23/29	Healthcare & Pharmaceuticals	168,350	-
EPIC Insurance, Senior Secured Revolving Loan, 9.00% (LIBOR + 5.25%), maturity 9/30/27	Banking, Finance, Insurance & Real Estate	161,841	125,909
USALCO, Senior Secured Revolving Loan, 9.75% (LIBOR + 6.00%), maturity 10/19/26	Chemicals, Plastics & Rubber	161,290	298,387
Tank Holding, Senior Secured Revolving Credit Loan, 9.59% (SOFR + 6.00%), maturity 3/31/28	Capital Equipment	147,692	-
Secretariat International, Senior Secured Delayed Draw Term Loan (First Lien), 8.50% (LIBOR + 4.75%), maturity 12/29/28	Services: Business	134,211	-
Hissho Sushi, Senior Secured Revolving Credit Loan, 9.59% (SOFR + 6.00%), maturity 5/18/28	Beverage, Food & Tobacco	133,333	-
Insight Global, Senior Secured Revolving Loan, 9.75% (LIBOR + 6.00%), maturity 9/22/27	Services: Business	130,823	67,089
Community Brands, Senior Secured Delayed Draw Term Loan, 9.34% (SOFR + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	117,647	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 8.75% (LIBOR + 5.00%), maturity 12/30/25	Transportation: Cargo	113,834	85,376
Micro Merchant Systems, Senior Secured Revolving Loan, 9.50% (LIBOR + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	111,111	-
Cleaver Brooks, Senior Secured Revolving Credit, 9.34% (SOFR + 5.75%), maturity 7/18/28	Capital Equipment	107,692	-
Specialty Products & Insulation, Senior Secured Delayed Draw Term Loan, 8.84% (SOFR + 5.25%), maturity 12/21/27	Construction & Building	101,523	-
Forefront, Senior Secured Delayed Draw Term Loan, 7.84% (SOFR + 4.25%), maturity 4/2/29	Healthcare & Pharmaceuticals	90,818	-
Therma Holdings, Senior Secured Initial DDTL (2021), 7.50% (LIBOR + 3.75%), maturity 12/16/27	Services: Business	90,276	-
FLS Transportation, Senior Secured Revolving Loan, 9.00% (LIBOR + 5.25%), maturity 12/17/27	Transportation: Cargo	88,889	-
Radwell, Senior Secured Revolving Loan, 9.34% (SOFR + 5.75%), maturity 4/1/28	Capital Equipment	79,998	-
VC3, Senior Secured Revolving Credit, 8.84% (SOFR + 5.25%), maturity 3/12/27	Services: Business	76,923	-
Paradigm Oral Health, Senior Secured Revolving Loan, 8.34% (SOFR + 4.75%), maturity 7/9/26	Healthcare & Pharmaceuticals	74,074	-
CPS, Senior Secured Revolving Credit Loan, 9.50% (LIBOR + 5.75%), maturity 6/1/28	Healthcare & Pharmaceuticals	71,414	-
Applied Adhesives, Senior Secured Revolving Loan, 8.75% (LIBOR + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	71,111	64,000
Omni Logistics, Senior Secured Tranche 2 DDTL (First Lien), 8.75% (LIBOR + 5.00%), maturity 12/30/26	Transportation: Cargo	68,750	118,750
Keter Environmental Services, Unitranche, 10.25% (LIBOR + 6.50%), maturity 10/29/27	Environmental Industries	59,280	-
Community Brands, Senior Secured Revolving Loan, 9.34% (SOFR + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	58,824	-
Tekni-Plex, Senior Secured Tranche B-3 DDTL Term Loan, 7.75% (LIBOR + 4.00%), maturity 9/15/28	Containers, Packaging & Glass	52,766	84,681
Magnate, Senior Secured Delayed Draw Term Loan (First Lien), 9.25% (LIBOR + 5.50%), maturity 12/29/28	Transportation: Cargo	36,607	-
Service Logic, Senior Secured Delayed Draw Term Loan (First Lien), 7.75% (LIBOR + 4.00%), maturity 10/29/27	Services: Business	33,462	196,154
BlueHalo, Senior Secured Revolving Loan, 9.75% (LIBOR + 6.00%), maturity 10/31/25	Aerospace & Defense	31,144	73,967
Applied Adhesives, Senior Secured Delayed Draw Term Loan, 8.75% (LIBOR + 5.00%), maturity 3/12/27	Containers, Packaging & Glass	27,721	62,963
EPIC Insurance, Senior Secured Delayed Draw Term Loan, 9.00% (LIBOR + 5.25%), maturity 9/29/28	Banking, Finance, Insurance & Real Estate	21,877	241,379
American Vision Partners, Senior Secured Delayed Draw Term Loan, 9.50% (LIBOR + 5.75%), maturity 9/30/27	Healthcare & Pharmaceuticals	-	1,453,488
InMark, Senior Secured Initial Delayed Draw Term Loan, 9.75% (LIBOR + 6.00%), maturity 12/23/26	Containers, Packaging & Glass	-	1,250,000
Advarra, Senior Secured Initial Revolving Loan (First Lien), 8.00% (LIBOR + 4.25%), maturity 7/9/24	Healthcare & Pharmaceuticals	-	761,905
AmeriVet, Senior Secured Incremental Delayed Draw Term Loan, 8.50% (LIBOR + 4.75%), maturity 6/5/24	Healthcare & Pharmaceuticals	-	536,000
Brook & Whittle, Senior Secured Delayed Draw Term Loan (First Lien), 7.59% (SOFR + 4.00%), maturity 12/14/28	Containers, Packaging & Glass	-	529,101
Capstone Logistics, Senior Secured Initial DDTL Loan (First Lien), 8.50% (LIBOR + 4.75%), maturity 11/12/27	Transportation: Cargo	-	221,132
Ned Stevens, Senior Secured Revolving Loan, 8.50% (LIBOR + 4.75%), maturity 9/30/24	Services: Consumer	-	130,719
Alpaca, Senior Secured Revolver, 8.75% (LIBOR + 5.00%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	129,426
Therma Holdings, Senior Secured Initial DDTL (2021), 7.50% (LIBOR + 3.75%), maturity 12/16/27	Services: Business	-	96,880
Gastro Health, Senior Secured Delayed Draw Term Loan (First Lien), 8.25% (LIBOR + 4.50%), maturity 7/3/28	Healthcare & Pharmaceuticals	-	94,975
Flow Control Group, Senior Secured Amendment No. 1 Delayed Draw Term Loan (First Lien), 7.50% (LIBOR + 3.75%), maturity 3/31/28	Capital Equipment	-	77,083
Alpaca, Senior Secured Delayed Draw Term A-2 Loan, 9.00% (LIBOR + 5.25%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	66,723
ImageFirst, Senior Secured Delayed Draw Tranche A Term Loan, 8.25% (LIBOR + 4.50%), maturity 4/27/28	Healthcare & Pharmaceuticals	-	22,727
Solis Mammography, Senior Secured Delayed Draw Term Loan (First Lien), 8.50% (LIBOR + 4.75%), maturity 4/17/28	Healthcare & Pharmaceuticals	-	20,000
		$23,229,729	$13,913,615

Unfunded commitments represent all amounts unfunded as of September 30, 2022 and December 31, 2021. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Per Share Data:
Net asset value, beginning of period	$9.27	$9.35	$9.36	$9.31
Net investment income(a)	0.14	0.10	0.36	0.30
Net realized gain (loss) on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	0.01	-	(0.10)	0.04
Net increase in net assets resulting from operations	$0.15	$0.10	$0.26	$0.34

Effect of equity capital activity Distributions to stockholders from net investment income	-	-	(0.20)	(0.20)
Net asset value at end of period	$9.42	$9.45	$9.42	$9.45
Total return(c)(g)	1.62%	1.07%	2.78%	3.65%
Shares of common stock outstanding at end of period	45,314,885	39,961,405	45,314,885	39,961,405

Statement of Assets and Liabilities Data:
Net assets at end of period	$426,911,103	$377,720,839	$426,911,103	$377,720,839
Average net assets(d)	424,590,597	376,129,598	414,120,178	370,187,593

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets-annualized(e)	2.68%	1.63%	2.26%	1.62%
Ratio of net expenses to average net assets- annualized(f)	1.57%	1.04%	1.30%	1.05%
Ratio of net investment income to average net assets-annualized	6.16%	4.18%	5.12%	4.20%
Portfolio turnover(g)	0.92%	1.38%	0.95%	4.80%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 11. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 12. Subsequent Events

Subsequent to September 30, 2022 through November 14, 2022, the Company invested $8,129,640 at cost in 22 different portfolio companies.

On September 23, 2022, the Company delivered a capital drawdown notice to an investor relating to the sale of 2,653,928 shares of the Common Stock for an aggregate offering price of $25.0 million. The sale closed on October 7, 2022. On October 14, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the Stockholder. The Offer was accepted on November 10, 2022.

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

This quarterly report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;

●	our business prospects and the prospects of our portfolio companies;

●	changes in political, economic or industry conditions, rising interest rates and conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

●	changes in the general economy, slowing economy, rising inflation and risk of recession;

●	supply chain disruptions in connection with shutdowns in China and elsewhere and similar factors related to COVID-19;

●	uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, and China, and the war between Russia and Ukraine;

●	the ability of our portfolio companies to achieve their objectives;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

●	risk associated with possible disruptions in our operations or the economy generally;

●	the effect of investments that we expect to make;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with Adviser and its affiliates;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	our ability to continue to effectively manage our business due to COVID-19 and similar pandemics;

●	the adequacy of our financing sources and working capital;

●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to qualify and maintain our qualification as a BDC and as a RIC; and

●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 25, 2022 (file no. 814-01154) (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of September 30, 2022, was approximately $437,641,601 and held in 230 portfolio companies. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2021, was approximately $403,054,374 and held in 215 portfolio companies as of December 31, 2021.

During the nine months ended September 30, 2022, we invested in 105 new investments for a combined $85,123,197 and in existing investments for a combined $9,221,444. We also received $52,253,887 in repayments from investments and $4,047,932 from investments sold during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we invested in 68 new investments for a combined $81,669,043 and in existing investments for a combined $7,643,513. We also received $66,357,177 in repayments from investments and $17,331,786 from investments sold during the nine months ended September 30, 2021.

In addition, for the three and nine months ended September 30, 2022, we had a change in unrealized appreciation (depreciation) of approximately $71,842 and $(4,599,524) respectively, and realized gains of $93,515 and $431,080, respectively. In addition, for the three and nine months ended September 30, 2021, we had a change in unrealized appreciation of approximately $94,068 and $2,369,406, respectively, and realized gains (losses) of $183,204 and $(450,168), respectively.

Our investment activity for the nine months ended September 30, 2022 and 2021, is presented below:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning investment portfolio, at fair value	$403,054,374	$355,359,843
Investments in new portfolio investments	85,123,197	81,669,043
Investments in existing portfolio investments	9,221,444	7,643,513
Principal repayments	(52,253,887)	(66,357,177)
Proceeds from investments sold	(4,047,932)	(17,331,786)
Change in premiums, discounts and amortization	712,849	538,786
Net change in unrealized (depreciation) appreciation on investments	(4,599,524)	2,369,406
Realized gain (loss) on investments	431,080	(450,168)
Ending portfolio investment activity, at fair value	$437,641,601	$363,441,460
Number of portfolio investments	257	233
Average investment amount, at cost	$1,725,601	$1,565,249
Percentage of investments at floating rates	100.00%	99.42%

As of September 30, 2022 and December 31, 2021, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2022 and through November 14, 2022, we invested $8,129,640 at cost in 22 portfolio companies.

On September 23, 2022, we delivered a capital drawdown notice to an investor relating to the sale of 2,653,928 shares of the Common Stock for an aggregate offering price of $25.0 million. The sale closed on August 11, 2022. On October 13, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock. The Offer was accepted on November 10, 2022.

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

Revenue

Total investment income for the three and nine months ended September 30, 2022 and 2021 is presented in the table below.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Total interest income from non-controlled/non- affiliated investments	$8,067,475	$4,924,039	$19,519,603	$14,455,194
Total other interest income	10,850	477	11,630	1,107
Total other income	196,474	20,772	374,849	83,774
Total investment income	$8,274,799	$4,945,288	$19,906,082	$14,540,075

Total investment income for the three months ended September 30, 2022 increased to $8,274,799 from $4,945,288 for the three months ended September 30, 2021, and was driven by the increase in LIBOR. Total investment income for the nine months ended September 30, 2022 increased to $19,906,082 from $14,540,075 for the nine months ended September 30, 2021, and was driven by an increase in LIBOR and from our increasing investment balance. As of September 30, 2022 and 2021, the size of our debt portfolio was $440,936,825 and $364,195,915 at amortized cost, respectively, with total debt principal amount outstanding of $445,300,644 and $366,609,077, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Base management fee(a)	$1,174,798	$947,361	$3,295,451	$2,810,141
Incentive fee(a)	1,027,544	260,092	2,201,758	647,839
Administrative fee(a)	66,250	66,250	198,750	198,750
Directors' fees	60,000	56,250	180,000	168,750
Professional fees	134,052	108,251	426,588	345,947
Other expenses	79,077	108,702	236,011	314,632
Interest expense	322,175	-	458,976	-
Total expenses	2,863,896	1,546,906	6,997,534	4,486,059
Base management fee waivers(a)	(411,179)	(331,576)	(1,153,408)	(983,548)
Incentive fee waivers(a)	(771,274)	(234,083)	(1,809,582)	(583,056)
Total expenses, net of waivers	$1,681,443	$981,247	$4,034,544	$2,919,455

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended September 30, 2022 in comparison to the three months ended September 30, 2021 was driven by our increasing invested balance. For the three months ended September 30, 2022 and 2021, we accrued gross base management fees before waivers of $1,174,798 and $947,361, respectively. Offsetting those fees, we recognized base management fee waivers of $411,179 and $331,576, respectively, for the same periods. The increase in incentive fees related to net investment income for the three months ended September 30, 2022 in comparison to the three months ended September 30, 2021 was driven by the increase in SOFR which increased the yield of our variable rate debt investments. For the three months ended September 30, 2022, we accrued incentive fees related to net investment income before waivers of $1,027,544, offset by incentive fee waivers of $771,274. For the three months ended September 30, 2021, we accrued incentive fees related to net investment income before waivers of $260,092, offset by incentive fee waivers of $234,083. Additionally, we accrued $66,250 of administrative fees for each of the three months ended September 30, 2022 and 2021. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended September 30, 2022 and 2021, we incurred other expenses of $79,077 and $108,702, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. We also incurred expenses related to fees paid to our independent directors of $60,000 and $56,250 for the three months ended September 30, 2022 and 2021, respectively.

The increase in base management fees before waivers for the nine months ended September 30, 2022 in comparison to the nine months ended September 30, 2021 was driven by our increasing invested balance. For the nine months ended September 30, 2022 and 2021, we accrued gross base management fees before waivers of $3,295,451 and $2,810,141, respectively. Offsetting those fees, we recognized base management fee waivers of $1,153,408 and $983,548, respectively. The increase in incentive fees related to net investment income for the nine months ended September 30, 2022 in comparison to the nine months ended September 30, 2021 was driven by our increasing invested balance and the increase in SOFR, which increased the yield of our variable rate debt investments. For the nine months ended September 30, 2022, we accrued incentive fees related to net investment income before waivers of $2,201,758, offset by incentive fee waivers of $1,809,582. For the nine months ended September 30, 2021, we accrued incentive fees related to net investment income before waivers of $647,839, offset by incentive fee waivers of $583,056. Additionally, we accrued $198,750 of administrative fees for both the nine months ended September 30, 2022 and 2021. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the nine months ended September 30, 2022 and 2021, we incurred other expenses of $236,011 and $314,632, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. We also incurred expenses related to fees paid to our independent directors of $180,000 and $168,750 for the nine-month period ended September 30, 2022 and 2021, respectively.

Realized and Unrealized Gains and Losses

We recognized $93,515 and $183,204 in net realized gains for the three months ended September 30, 2022 and 2021, respectively. We recognized $431,080 and $(450,168) in net realized gain (losses) for the nine months ended September 30, 2022 and 2021, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2022 and 2021 was as follows:

Type	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
First Lien Debt	$538,619	$183,118	$(4,590,221)	$1,801,863
Unitranche Debt	(706,854)	(157,821)	(334,777)	(163,580)
Second Lien Debt	(36,679)	20,633	(21,050)	438,678
Equity and Preferred Shares	276,756	48,138	346,524	292,445
Net change in unrealized appreciation (depreciation) on investments	$71,842	$94,068	$(4,599,524)	$2,369,406

Net change in unrealized depreciation on investments during the three and nine months ended September 30, 2022 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation on investments during the three and nine months ended September 30, 2021 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of September 30, 2022 and December 31, 2021, we had cash of $11,339,067 and $11,058,796, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $59,662,071. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans. Net cash provided by operating activities for the nine months ended September 30, 2021 was $1,810,650. The primary operating activities during this period were investments in portfolio companies. This was partially offset by repayments of bank loans.

As of September 30, 2022, we had 68 investments with unfunded commitments of $23,229,729. As of December 31, 2021, we had 36 investments with unfunded commitments of $13,913,615. We believe that, as of both September 30, 2022 and December 31, 2021, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning investment portfolio	$403,054,374	$355,359,843
Investments in new portfolio investments	85,123,197	81,669,043
Investments in existing portfolio investments	9,221,444	7,643,513
Principal repayments	(52,253,887)	(66,357,177)
Proceeds from sales of investments	(4,047,932)	(17,331,786)
Net change in unrealized (depreciation) appreciation on investments	(4,599,524)	2,369,406
Net realized gain (loss) on investments	431,080	(450,168)
Net change in premiums, discounts and amortization	712,849	538,786
Investment Portfolio, at Fair Value	$437,641,601	$363,441,460

Financing Activities

Net cash provided by our financing activities for the nine months ended September 30, 2022 was $59,942,342, which consisted of $85,000,000 from issuances of 9,092,488 Shares to our stockholders, in connection with our capital calls during the period and $18,681,667 in connection with our short-term borrowings during the period. This was partially offset by $35,000,000 in repurchases of shares to our stockholders, in connection to the Tender Offer during the period and $8,739,325 in distributions payable to stockholders. Net cash provided by our financing activities for the nine months ended September 30, 2021 was $7,298,120 which consisted of $15,100,000 from issuances of 1,617,822 shares of Common Stock to our stockholders, in connection with our capital calls during the period. This was partially offset by $7,801,880 of distributions paid to our common stockholders.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of September 30, 2022, $25,000,000 of total capital commitments remained unfunded by our investors.

The number of shares of our Common Stock issued and outstanding as of September 30, 2022 and December 31, 2021, were 45,314,885 and 39,961,408, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $8,739,352, or $0.200 per share during the three and nine months ended September 30, 2022. We declared and paid distributions of $7,801,905, or $0.200 per share during the three and nine months ended September 30, 2021.

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

Related Party Fees

For the three months ended September 30, 2022 and 2021, we recorded base management fees of $1,174,798 and $947,361, respectively. Offsetting these fees were waivers to the base management fees of $411,179 and $331,576, respectively, as set forth within the accompanying statements of operations.

For the nine months ended September 30, 2022 and 2021, we recorded base management fees of $3,295,451 and $2,810,141, respectively. Offsetting those fees were waivers to the base management fees of $1,153,408 and $983,548, respectively, as set forth within the accompanying statements of operations.

For the three months ended September 30, 2022 and 2021, we recorded incentive fees of $1,027,544 and $260,092, respectively. Offsetting these fees were waivers to the incentive fees of $771,274 and $234,083, respectively, as set forth within the accompanying statements of operations.

For the nine months ended September 30, 2022 and 2021, we recorded incentive fees of $2,201,758 and $647,839, respectively. Offsetting those fees were waivers to the incentive fees of $1,809,582 and $583,056, respectively, as set forth within the accompanying statements of operations.

For both the three months ended September 30, 2022 and 2021, we recorded administrative fees of $62,500, as set forth within the accompanying statements of operations. For both the nine months ended September 30, 2022 and 2021, we recorded administrative fees of $198,750, as set forth within the accompanying statements of operations.

Fees due to related parties as of September 30, 2022 and December 31, 2021 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2022	December 31, 2021
Net base management fee due to Adviser	$1,467,058	$620,269
Net incentive fee due to Adviser	349,544	20,060
Total fees due to Adviser, net of waivers	1,816,602	640,329
Fee due to Administrator, net of waivers	132,500	66,250
Total Related Party Fees Due	$1,949,102	$706,579

Tender Offers

To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct an annual Tender Offer. Our Tenders for the shares of Common Stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the stockholders. The Offer was accepted on May 19, 2022. On July 14, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the stockholders. The Offer was accepted on August 11, 2022.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2022, we had 68 investments with unfunded commitments of $23,229,729. As of December 31, 2021, we had 36 investments with unfunded commitments of $13,913,615. We believe that, as of September 30, 2022 and December 31, 2021, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

In addition, inflation resulting from supply chain disruptions caused by the war between Russia and Ukraine and the COVID-19 pandemic has resulted in a general increase of certain interest rates by the U.S. Federal Reserve and other central banks. A continued increase in interest rates, including SOFR, could affect our gross investment income.

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	10,866,964
Up 200 basis points	6,413,957
Up 100 basis points	1,960,951
Down 100 basis points	(88,131)
Down 200 basis points	(88,131)
Down 300 basis points	(88,131)

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

As a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their Shares over the next year following the calendar quarter in which the approval was obtained. On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the stockholders. The Offer was accepted on May 19, 2022. On July 14, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the stockholders. The Offer was accepted on August 11, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Refer to our Current Report on Form 8-K filed on July 8, 2022 for issuances of our Common Stock during the quarter ended September 30, 2022. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

Audax Credit BDC Inc.

Date: November 14, 2022	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer