Form 10-K
period 2022-12-31
Audax Credit BDC Inc.
filed 2023-03-20
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.              ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes     ☐         No     ☒

As of December 31, 2022, there was no established public market for the registrant’s common stock. The registrant had 44,753,084 shares of common stock, par value $0.001 per share, issued and outstanding as of March 20, 2023.

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. While the London Interbank Offered Rate, or LIBOR, is the most commonly used base rate, we also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as a “LIBOR Floor.” This feature, which first appeared in the debt markets in 2008, sets a minimum rate to be used as the LIBOR or prime rate component of the loan’s interest rate calculation. As of December 31, 2022, LIBOR Floors in our loan agreements ranged from 0.00% to 2.00% per annum. See “Item 1A. Risk Factors — Risks Related to our Investments — We are exposed to risks associated with changes in interest rates” for more information regarding the anticipated transition away from LIBOR.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2022, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 0.40%.

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

Middle-market loans generally earn a premium over broadly syndicated loans. From January 2000 through December 2022, the loan spread premium of middle-market loans over broadly syndicated loans ranged between -5 basis points and 209 basis points. Over that same period, the average spread of middle-market loans was 109 basis points higher than the average spread of broadly syndicated loans. As of December 31, 2022, the interest rate spread gap was near historically wide levels, with middle-market loans earning on average 189 basis points more than broadly syndicated loans during the twelve months ended December 31, 2022.

Middle-market loans generally benefit from lower leverage. Since the beginning of 1997 through the end of 2022, the difference in the ratio of total debt to EBITDA for middle-market and broadly syndicated loans generally ranged between 0.1x and 0.9x. On average, the total debt to EBITDA ratio for middle-market loans was 0.5x lower than broadly syndicated loans during that 26-year period.

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

The principals of our Adviser who are responsible for its senior debt advisory activities have worked together at Audax Group and previously at General Electric Capital Corporation for more than 21 years, during which time they have focused on investing in senior debt issued by private middle-market companies and have invested in excess of $26.3 billion through multiple cycles. We believe that we benefit from our Adviser’s experience in originating investments for us and, (to the extent permitted by the 1940 Act and the exemptive relief that we and the Adviser have been granted from the U.S. Securities and Exchange Commission, or the SEC), co-investment opportunities.

From its inception in 2007 through the end of December 31, 2022, the senior debt business of our Adviser, or Audax Senior Debt, invested $26.3 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the origination and private equity businesses of Audax Group, together held investments in over 455 middle-market companies across a wide variety of industries as of December 31, 2022.

Specifically, we believe Audax Senior Debt and the Audax Group platform provide advantages in sourcing transactions, accessing proprietary due diligence (subject to applicable confidentiality obligations), and leveraging the lengthy investing experience of the senior members of the Audax Group investment team.

•	Sourcing—Audax Group’s mezzanine and private equity teams often get an early look at prospective middle-market merger and acquisition, or M&A, transactions in the early stages of a sale process. Given this early insight into middle-market sale transactions, our Adviser can often evaluate investment opportunities before many of its competitors. Since most of these M&A transactions have a senior debt component, we believe the Adviser’s investment team often becomes aware of senior debt lending opportunities well before other firms.

•	Due diligence—As of December 31, 2022, Audax Group held over 455 portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.

•	Investing experience—As of December 31, 2022, the Co-CEOs and 44 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 23 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2022, the Audax Group platform sourced 8,761 senior debt investment opportunities and invested $26.3 billion in 914 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to take advantage of opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2022, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of the Company’s loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 4.69x and an average interest rate spread of 4.79%, which is the difference between the interest rate on the Company’s loan and the interest rate on the comparable risk-free instrument, typically the three-month LIBOR. We believe both of these measures compare favorably to broadly syndicated and other middle-market loans that have come to market during the same period.

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

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select unitranche and second lien loans by making investments generally in the range of $1.0 million to $5.0 million in privately owned, U.S.-based middle-market companies. Set forth below is a list of our ten largest investments as of December 31, 2022 and 2021, as well as the top ten industries in which we were invested as of December 31, 2022 and 2021, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2022
Portfolio Company	Fair Value	Percentage of Total Investments
InMark	$6,419,952	1.53%
American Vision Partners	4,856,470	1.15
StandardAero 2019	4,758,240	1.09
Cerity Partners 2022	4,570,390	1.02
LegalShield 2021	4,305,152	1.00
InnovateMR	4,200,101	0.99
RevHealth	4,150,791	0.95
Floworks	3,980,000	0.94
Tank Holdings	3,970,050	0.94
Alliance Environmental Group	3,959,048	0.93
	$45,170,195	10.54%

	December 31, 2021
Portfolio Company	Fair Value	Percentage of Total Investments
CPI International 2019	$5,222,307	1.30%
StandardAero 2019	4,916,845	1.22
DuBois Chemicals 2019	4,748,920	1.18
LegalShield 2021	4,496,243	1.12
Bettcher Industries	4,455,000	1.11
InnovateMR	4,172,974	1.04
Radiology Partners 2018	4,168,780	1.03
Advarra	4,145,626	1.03
Veritext	4,102,154	1.02
Confluence Technologies	3,980,000	0.99
	$44,408,849	11.04%

	December 31, 2022
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$74,735,672	17.76%
Services: Business	69,269,858	16.46
High Tech Industries	51,379,328	12.21
Containers, Packaging & Glass	33,987,694	8.08
Banking, Finance, Insurance & Real Estate	32,865,053	7.81
Capital Equipment	28,019,443	6.66
Aerospace & Defense	21,269,972	5.06
Chemicals, Plastics & Rubber	19,080,225	4.54
Transportation: Cargo	13,798,595	3.28
Services: Consumer	13,773,067	3.27
	$358,178,907	85.13%

	December 31, 2021
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$76,579,770	19.01%
Services: Business	63,977,738	15.87
High Tech Industries	49,862,684	12.37
Containers, Packaging & Glass	28,958,289	7.18
Banking, Finance, Insurance & Real Estate	25,369,331	6.29
Chemicals, Plastics & Rubber	24,290,294	6.03
Aerospace & Defense	24,066,376	5.97
Capital Equipment	17,471,742	4.33
Services: Consumer	16,280,215	4.04
Transportation: Cargo	13,941,799	3.46
	$340,798,238	84.55%

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

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2022, 2021, and 2020.

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

Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and generally are subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules. Distributions paid out of U.S. derived interest income or short-term capital gains may qualify for an exemption from U.S. withholding tax. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder. Additionally, certain U.S. resident persons eligible to claim exemptions from U.S. federal income tax provided by the Code (such as certain U.S. qualified plans and charitable organizations) that own shares in a BDC generally are not required to take account of indebtedness incurred at the level of the BDC in determining whether dividends received from a BDC constitute “unrelated debt-financed income.” Finally, a non-U.S. investor in a BDC generally does not need to take account of activities conducted by the BDC in determining whether such non-U.S. investor is engaged in the conduct of a business in the United States. See “Item 1. Business — Material U.S. Federal Income Tax Considerations.”

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

Holders

As of March 20, 2023, we had two stockholders of record.

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

The distributions declared during the year ended December 31, 2022, were derived from $0.53 of net investment income and $0.01 return of capital. The distributions declared during the year ended December 31, 2021, were derived from $0.39 of net investment income and $0.01 return of capital.

We have notified shareholders of amounts for use in preparing 2022 income tax forms in January 2022. The following information is provided pursuant to provisions of the Code. The Company designates $0 as capital gain dividends paid during the fiscal year ended December 31, 2022.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2022:

Date of Sale	Shares Sold	Aggregate Offering Price
January 12, 2022	3,205,128	$30.0 million
April 5, 2022	2,651,113	25.0 million
July 8, 2022	3,236,256	30.0 million
October 7, 2022	2,653,928	25.0 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2021:

Date of Sale	Shares Sold	Aggregate Offering Price
January 8, 2021	665,951	$6.2 million
July 6, 2021	951,872	8.9 million

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2022, 2021 and 2020 were derived from our accompanying audited financial statements and notes to the financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying financial statements, notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Statement of Operations Data:
Income
Total investment income	$29,658,516	$19,464,680	$19,792,118
Expenses
Net expense	5,840,708	3,902,558	3,860,165
Net investment income	23,817,808	15,562,122	15,931,953
Net realized gain (loss) on investments	853,764	(196,218)	(2,487,206)
Net change in unrealized (depreciation) appreciation on investments	(5,633,954)	2,392,705	(1,783,854)
Net increase in net assets resulting from operations	$19,037,618	$17,758,609	$11,660,893

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.53	$0.39	$0.42
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.42	0.45	0.31
Distributions declared per common share	0.53	0.39	0.42

Statement of Assets and Liabilities Data:
Total assets	$443,650,195	$415,183,495	$360,602,977
Total liabilities	15,172,517	41,236,161	3,720,116
Net assets	428,477,678	373,947,334	356,882,861
Net asset value per common share	9.24	9.36	9.31
Common shares outstanding	46,376,461	39,961,408	38,343,580
Weighted common shares outstanding - basic and diluted	45,106,946	39,463,569	37,733,129

Other Data:
Number of portfolio investments	252	251	216
Average investment amount (b)	$1,697,226	$1,610,728	$1,661,994
Percentage of investments at floating rates (b)	99.41%	100.00%	99.39%

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

This annual report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	changes in political, economic or industry conditions, rising interest rates and conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
•	changes in the general economy, slowing economy, rising inflation and risk of recession;
•	supply chain disruptions in connection with shutdowns in China and elsewhere and similar factors related to COVID-19;
•	uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, and China, and the war between Russia and Ukraine;
•	the ability of our portfolio companies to achieve their objectives;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Adviser and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	our ability to continue to effectively manage our business due to COVID-19 and similar pandemics;
•	the adequacy of our financing sources and working capital;
•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 20, 2023 (file no. 814-01154) (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2022, was approximately $420,828,658, and we held investments in 222 portfolio companies as of December 31, 2022. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2021, was approximately $403,054,374, and we held investments in 215 portfolio companies as of December 31, 2021.

During the year ended December 31, 2022, we purchased $112,962,731 in investments, and we had $69,513,201 in debt repayments by existing portfolio companies, and $21,825,900 in sales of securities of portfolio companies. During the year ended December 31, 2021, we purchased $159,699,549 in investments, and we had $99,779,754 in debt repayments by existing portfolio companies, and $15,117,554 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2022, we had a change in unrealized depreciation of $5,633,954 and realized gains of $853,764, and for the year ended December 31, 2021, we had a change in unrealized appreciation of $2,392,705 and realized losses of $196,218.

Our investment activity for the years ended December 31, 2022 and 2021, is presented at fair value below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning investment portfolio, at fair value	$403,054,374	$355,359,843
Investments in new portfolio investments	103,470,665	150,158,668
Investments in existing portfolio investments	9,492,066	9,540,881
Principal repayments	(69,513,201)	(99,779,754)
Proceeds from investments sold	(21,825,900)	(15,117,554)
Change in premiums, discounts and amortization	930,844	695,803
Net change in unrealized (depreciation) appreciation on investments	(5,633,954)	2,392,705
Realized gain (loss) on investments	853,764	(196,218)
Ending portfolio investment activity, at fair value	$420,828,658	$403,054,374
Number of portfolio investments	252	251
Average investment amount, at cost	$1,697,226	$1,610,728
Percentage of investments at floating rates	99.41%	100.00%

As of December 31, 2022 and 2021, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2022 through March 20, 2023, we invested $4,512,369 at cost in 27 different portfolio companies.

On January 9, 2023, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock. The Offer was accepted on February 7, 2023.

On March 8, 2023, Company adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The adopted rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations.

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2022 and 2021. For a comparison of our results of operations for the years ended December 31, 2021 and 2020, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 25, 2022.

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the years ended December 31, 2022 and 2021, is presented in the table below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Total interest income from non-controlled/non-affiliated investments	$29,155,188	$19,351,092
Total other interest income	44,174	1,634
Total other income	459,154	111,954
Total investment income	$29,658,516	$19,464,680

Total investment income for the year ended December 31, 2022 increased to $29,658,516 from $19,464,680 for the year ended December 31, 2021, and was primarily driven by an increase in interest rate spreads over the period and our increasing investment balance. As of December 31, 2022 and 2021, the size of our debt portfolio was $424,399,110 and $403,106,122 at amortized cost, respectively, with total principal amount of debt outstanding of $428,909,124 and $406,135,083, respectively.

Expenses

Total expenses net of waivers for the years ended December 31, 2022 and 2021, were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Base management fee(a)	$4,422,989	$3,764,399
Incentive fee(a)	3,454,468	848,440
Interest expense(b)	712,005	-
Professional fees	643,991	488,934
Other expenses	308,184	391,921
Administrative fee(a)	265,000	265,000
Directors' fees	240,000	225,000
Total expenses	10,046,637	5,983,694
Base management fee waivers(a)	(1,548,046)	(1,317,540)
Incentive fee waivers(a)	(2,657,883)	(763,596)
Total expenses, net of waivers	$5,840,708	$3,902,558

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.
(b) Refer to Note 8-Borrowing within the financial statements for a description of the relevant expenses.

The increase in base management fees before waivers for the year ended December 31, 2022 in comparison to the year ended December 31, 2021 was driven by our increasing invested balance. For the years ended December 31, 2022 and 2021, we accrued gross base management fees before waivers of $4,422,989 and $3,764,399, respectively. Offsetting those fees, we recognized base management fee waivers of $1,548,046 and $1,317,540, respectively. For the years ended December 31, 2022 and 2021, we accrued incentive fees related to net investment income before waivers of $3,454,468 and $848,440, respectively. Offsetting those fees during the periods were incentive fee waivers of $2,657,883 and $763,596, respectively. For the years ended December 31, 2022 and 2021, we did not accrue incentive fees related to capital gains. Additionally, we accrued $265,000 of administrative fees for each of the years ended December 31, 2022 and 2021. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the years ended December 31, 2022 and 2021, we incurred professional fees of $643,991 and $488,934, respectively, related to audit fees, tax fees, and legal fees. The increase in professional fess was driven by an increase in legal fees during the year ended December 31, 2022. We also incurred expenses related to fees paid to our independent directors of $240,000 and $225,000 for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we incurred other expenses of $308,184 and $391,921, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. The decrease in other expenses was driven by a decrease in the Delaware State Franchise Tax applicable to the Company during the year ended December 31, 2022.

During the year ended December 31, 2022, we incurred interest expense of $712,005 in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $853,764 in net realized gains for the year ended December 31, 2022. We recognized $196,218 in net realized losses for the year ended December 31, 2021.

Net change in unrealized (depreciation) appreciation on investments for the years ended December 31, 2022, and 2021, is presented in the table below, was as follows:

Type	Year Ended December 31, 2022	Year Ended December 31, 2021
First Lien Debt	$(5,157,049)	$1,627,150
Unitranche Debt	(595,207)	(156,744)
Second Lien Debt	(74,090)	438,678
Equity and Preferred Shares	192,392	483,621
Net change in unrealized (depreciation) appreciation on investments	$(5,633,954)	$2,392,705

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Set forth below are our financial condition, liquidity and capital resources for the years ended December 31, 2022 and 2021. For information regarding our liquidity and capital resources for the year ended December 31, 2021, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 25, 2022.

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2022 and 2021, we had cash of and $15,923,163 and $11,058,796, respectively.

Operating Activities

Net cash used in the operating activities for the year ended December 31, 2022 was $43,806,970. The primary operating activity during this period was investments in portfolio companies which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash provided by the operating activities for the year ended December 31, 2021 was $7,463,810. The primary operating activity during this period was investments in portfolio companies which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of December 31, 2022 and 2021, we had 66 and 36 investments with unfunded commitments of $24,258,010 and $13,913,615, respectively. We believe that, as of both December 31, 2022 and 2021, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning investment portfolio	$403,054,374	$355,359,843
Investments in new portfolio investments	103,470,665	150,158,668
Investments in existing portfolio investments	9,492,066	9,540,881
Principal repayments	(69,513,201)	(99,779,754)
Proceeds from sales of investments	(21,825,900)	(15,117,554)
Net change in unrealized (depreciation) appreciation on investments	(5,633,954)	2,392,705
Net realized gain (loss) on investments	853,764	(196,218)
Net change in premiums, discounts and amortization	930,844	695,803
Investment Portfolio, at Fair Value	$420,828,658	$403,054,374

Financing Activities

Net cash provided by our financing activities for the year ended December 31, 2022 was $48,671,337, which consisted of $110,000,000 from issuances of 11,746,415 shares to our stockholders, in connection with our capital calls during the period and a net $13,178,611 in connection with our short-term borrowings during the period. This was partially offset by $50,000,000 in repurchases of 5,331,370 shares to our stockholders, in connection with our Tender Offers during the period and distributions of $24,507,347 or $0.54 per share. Net cash used in our financing activities for the year ended December 31, 2021 was $694,136 from issuances of 1,617,822 of Shares to our shareholders, in connection with our capital calls during the period. These capital calls were partially offset by distributions of $15,794,136 or $0.40 per share.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of December 31, 2022, there were no remaining unfunded capital commitments by the Company’s investors.

The number of Shares issued and outstanding as of December 31, 2022 and December 31, 2021, were 46,376,461 and 39,961,408, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2022 and 2021:

	Common stock shares in issue
	Year Ended December 31, 2022	Year Ended December 31, 2021
Shares in issue, beginning of period	39,961,408	38,343,580
Common stock issued ($110,000,000 and $15,100,000, respectively)	11,746,415	1,617,823
Common stock repurchased ($50,000,000 and $0, respectively)	(5,331,370)	-
Issuance of common shares in connection with dividend reinvestment plan ($73 and $51, respectively)	8	5
Shares in issue, end of period	46,376,461	39,961,408

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2022:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Unfunded commitments(1)	$24,258,010	24,258,010	—	—	$—
Total contractual obligations	$24,258,010	24,258,010	—	—	$—

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2022. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2022.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2022, we made two distributions totaling $24,507,347, or $0.54 per Share. During the year ended December 31, 2021, we made two distributions totaling $15,794,187, or $0.40 per Share. The following tables provide the details of each distribution for the years ended December 31, 2022 and 2021.

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended 2022	June 17, 2022	June 22, 2022	June 24, 2022	$0.340
	December 12, 2022	December 14, 2022	December 16, 2022	$0.200

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended 2021	June 11, 2021	June 14, 2021	June 16, 2021	$0.200
	December 10, 2021	December 13, 2021	December 15, 2021	$0.200

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

Related Party Fees

For the year ended December 31, 2022, the Company recorded base management fees of $4,422,989 and waivers to the base management fees of $1,548,046, as set forth within the accompanying statements of operations. For the year ended December 31, 2021, the Company recorded base management fees of $3,764,399 and waivers to the base management fees of $1,317,540, as set forth within the accompanying statements of operations.

For the year ended December 31, 2022, the Company recorded incentive fees of $3,454,468 and waivers to the incentive fees of $2,657,883, as set forth within the accompanying statements of operations. For the year ended December 31, 2021, the Company recorded incentive fees of $848,440 and waivers to the incentive fees of $763,596, as set forth within the accompanying statements of operations.

For each of the years ended December 31, 2022 and 2021, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Fees due to related parties as of December 31, 2022 and 2021, as set forth on our accompanying statements of assets and liabilities were as follows:

	December 31, 2022	December 31, 2021
Net base management fee due to Adviser	$732,900	$620,269
Net incentive fee due to Adviser	404,409	20,060
Total fees due to Adviser, net of waivers	1,137,309	640,329
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,203,559	$706,579

Tender Offers

To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct an annual Tender Offer. Our Tenders for the shares of Common Stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the stockholders. The Offer was accepted on May 20, 2022. On July 14, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the stockholders. The Offer was accepted on August 11, 2022. On October 13, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the stockholders. The Offer was accepted on November 21, 2022.

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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2022, 2021, and 2020.

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

COMMITMENTS AND CONTINGENCIES

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2022, we had 66 investments with unfunded commitments of $24,258,010. As of December 31, 2021, we had 36 investments with unfunded commitments of $13,913,615. We believe that, as of December 31, 2022 and 2021, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	10,461,232
Up 200 basis points	6,172,141
Up 100 basis points	1,883,050
Down 100 basis points	(82,600)
Down 200 basis points	(82,600)
Down 300 basis points	(82,600)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Audax Credit BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodian, brokers and others; when replies were not received from brokers or others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2015.

New York, NY

March 20, 2023

Audax Credit BDC Inc.

Statements of Assets and Liabilities

December 31, 2022 and December 31, 2021

(Expressed in U.S. Dollars)

	December 31, 2022	December 31, 2021
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $427,700,856 and $404,292,618, respectively)	$420,828,658	$403,054,374
Cash and cash equivalents	15,923,163	11,058,796
Receivable from investments sold	4,415,431	-
Interest receivable	2,421,871	1,043,554
Receivable from bank loan repayment	61,072	26,771
Total assets	$443,650,195	$415,183,495

Liabilities
Payable for short-term borrowings(a)	$13,178,611	$-
Fees due to investment advisor, net of waivers(b)	1,137,309	640,329
Fee due to administrator(b)	66,250	66,250
Payable for investments purchased	-	40,203,085
Accrued expenses and other liabilities	790,347	326,497
Total liabilities	$15,172,517	$41,236,161
Commitments and contingencies(c)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 46,376,461 and 39,961,408 shares issued and outstanding, respectively	$46,376	$39,961
Capital in excess of par value	437,955,965	378,672,161
Total distributable loss	(9,524,663)	(4,764,788)
Total Net Assets	$428,477,678	$373,947,334
Net Asset Value per Share of Common Stock at End of Period	$9.24	$9.36

Shares Outstanding	46,376,461	39,961,408

(a)	Refer to Note 8-Borrowings for additional information.
(b)	Refer to Note 4-Related Party Transactions for additional information.
(c)	Refer to Note 9-Commitments and Contingencies for additional information.

Audax Credit BDC Inc.

Statements of Operations

For Years Ended December 31, 2022, 2021, and 2020

(Expressed in U.S. Dollars)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Investment Income
Interest income
Non-Control/Non-Affiliate	$29,155,188	$19,351,092	$19,537,154
Other	44,174	1,634	31,828
Total interest income	29,199,362	19,352,726	19,568,982
Other income
Non-Control/Non-Affiliate	459,154	111,954	223,136
Total income	29,658,516	19,464,680	19,792,118

Expenses
Base management fee(a)	$4,422,989	$3,764,399	$3,616,250
Incentive fee(a)	3,454,468	848,440	1,818,457
Interest expense(b)	712,005	-	-
Professional fees	643,991	488,934	522,998
Other expenses	308,184	391,921	289,947
Administrative fee(a)	265,000	265,000	265,000
Directors' fees	240,000	225,000	210,000
Expenses before waivers from investment adviser and administrator	10,046,637	5,983,694	6,722,652
Base management fee waivers(a)	(1,548,046)	(1,317,540)	(1,265,687)
Incentive fee waivers(a)	(2,657,883)	(763,596)	(1,596,800)
Total expenses, net of waivers	5,840,708	3,902,558	3,860,165
Net Investment Income	23,817,808	15,562,122	15,931,953

Realized and Unrealized Gain (Loss) on Investments
Net realized gain (loss) on investments	853,764	(196,218)	(2,487,206)
Net change in unrealized (depreciation) appreciation on investments	(5,633,954)	2,392,705	(1,783,854)
Net realized and unrealized (loss) gain on investments	(4,780,190)	2,196,487	(4,271,060)

Net Increase in Net Assets Resulting from Operations	$19,037,618	$17,758,609	$11,660,893

Basic and Diluted per Share of Common Stock:
Net investment income	$0.53	$0.39	$0.42
Net increase in net assets resulting from operations	$0.42	$0.45	$0.31

Weighted average shares of common stock outstanding basic diluted	45,106,946	39,463,569	37,733,129

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

For the Years Ended December 31, 2022, 2021, and 2020

(Expressed in U.S. Dollars)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operations
Net investment income	$23,817,808	$15,562,122	$15,931,953
Net realized gain (loss) on investments	853,764	(196,218)	(2,487,206)
Net change in unrealized (depreciation) appreciation on investments	(5,633,954)	2,392,705	(1,783,854)
Net increase in net assets resulting from operations	19,037,618	17,758,609	11,660,893

Distributions:
Distributions of ordinary income to common stockholders	(23,797,493)	(15,541,807)	(15,911,638)
Return of capital to common stockholders	(709,854)	(252,380)	(266,119)
Total distributions	(24,507,347)	(15,794,187)	(16,177,757)

Capital Share Transactions:
Issuance of common stock	110,000,000	15,100,000	30,000,000
Repurchases of common stock	(50,000,000)	-	-
Reinvestment of common stock	73	51	52
Net increase in net assets from capital share transactions	60,000,073	15,100,051	30,000,052

Net Increase in Net Assets	54,530,344	17,064,473	25,483,188
Net Assets, Beginning of Period	373,947,334	356,882,861	331,399,673
Net Assets, End of Period	$428,477,678	$373,947,334	$356,882,861

Audax Credit BDC Inc.

Statements of Cash Flows

For Years Ended December 31, 2022, 2021, and 2020

(Expressed in U.S. Dollars)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net increase in net assets resulting from operations	$19,037,618	$17,758,609	$11,660,893
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Net realized (gain) loss on investments	(853,764)	196,218	2,487,206
Net change in unrealized depreciation (appreciation) on investments	5,633,954	(2,392,705)	1,783,854
Accretion of original issue discount interest and payment-in-kind interest	(930,844)	(695,803)	(619,698)
Increase (decrease) in receivable from investments sold	(4,415,431)	-	1,993,379
Increase in interest receivable	(1,378,317)	(89,542)	(11,683)
Increase (decrease) in receivable from bank loan repayment	(34,301)	(26,771)	80,161
Increase in accrued expenses and other liabilities	463,850	9,975	18,584
Increase (decrease) in fees due to investment advisor(a)	496,980	25,485	(73,292)
(Decrease) increase in payable for investments purchased	(40,203,085)	37,480,585	(4,222,500)
Investment activity:
Investments purchased	(112,962,731)	(159,699,549)	(94,728,330)
Proceeds from investments sold	21,825,900	15,117,554	15,930,065
Repayment of bank loans	69,513,201	99,779,754	50,661,971
Total investment activity	(21,623,630)	(44,802,241)	(28,136,294)

Net cash (used in) provided by operating activities	(43,806,970)	7,463,810	(15,039,390)

Cash flows from financing activities:
Issuance of shares of common stock	110,000,073	15,100,000	30,000,000
Repurchases of shares of common stock	(50,000,000)	-	-
Distributions paid to common stockholders	(24,507,347)	(15,794,136)	(16,177,705)
Short-term borrowings(b)	47,154,556	-	-
Repayments of short-term borrowings(b)	(33,975,945)	-	-

Net cash provided by (used in) financing activities	48,671,337	(694,136)	13,822,295

Net increase (decrease) in cash and cash equivalents	4,864,367	6,769,674	(1,217,095)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	11,058,796	4,289,122	5,506,217

Cash and cash equivalents, end of period	$15,923,163	$11,058,796	$4,289,122

Supplemental cash flow information
Interest paid on short-term financing	$353,664	$-	$-

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$73	$51	$52
Payment-in-kind ("PIK") interest income	$239,601	$257,412	$226,796

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.4%)(g)(h):

Healthcare & Pharmaceuticals
American Vision Partners, Unitranche Initial Term Loan, 10.52% (LIBOR + 5.75%), maturity 9/30/27 (i)	9/22/2021	$4,948,401	$4,879,828	$4,856,470
RevHealth, Unitranche Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 7/22/28 (i)	7/22/2022	4,270,120	4,188,380	4,150,791
Radiology Partners, Senior Secured Term B Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 7/9/25	6/28/2018	4,215,792	4,360,152	3,863,383
Young Innovations, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 11/7/24	11/6/2017	3,716,210	3,710,302	3,674,403
PharMedQuest, Unitranche Term A Loan, 10.09% (SOFR + 5.50%), maturity 11/6/24 (i)	11/6/2019	3,280,898	3,270,149	3,273,829
Zest Dental, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 3/14/25 (j)	5/30/2018	3,222,954	3,231,080	3,222,954
InHealth Medical Alliance, Unitranche Initial Term Loan, 8.09% (SOFR + 3.50%) 3.50% PIK, maturity 6/28/28	6/25/2021	3,473,575	3,444,004	3,126,218
InterMed, Unitranche Initial Term Loan, 11.09% (SOFR + 6.50%), maturity 12/24/29 (i) (j)	12/22/2022	3,023,758	2,937,365	2,948,164
Waystar, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 10/22/26	9/19/2019	2,919,950	2,914,826	2,905,350
Advancing Eyecare, Senior Secured Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 6/29/29	5/27/2022	2,531,655	2,465,757	2,525,326
Premise Health, Senior Secured Initial Term Loan (First Lien), 8.09% (SOFR + 3.50%), maturity 7/10/25	8/15/2018	2,259,008	2,262,783	2,253,361
Soliant, Senior Secured Initial Term Loan, 8.77% (LIBOR + 4.00%), maturity 3/31/28	3/26/2021	2,115,249	2,100,146	2,115,249
nThrive, Senior Secured Initial Loan (Second Lien), 11.52% (LIBOR + 6.75%), maturity 12/17/29	11/19/2021	2,000,000	1,975,615	1,977,500
CPS, Unitranche Closing Date Term Loan, 10.52% (LIBOR + 5.75%), maturity 6/1/28 (i)	5/18/2022	1,953,546	1,948,936	1,945,105
Gastro Health, Senior Secured Initial Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 7/3/28	7/2/2021	1,974,288	1,964,641	1,919,995
Upstream Rehabilitation, Senior Secured August 2021 Incremental Term Loan (First Lien), 8.84% (SOFR + 4.25%), maturity 11/20/26	10/24/2019	1,951,531	1,949,032	1,917,379
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 9.09% (SOFR + 4.50%), maturity 12/22/25	12/19/2018	1,920,000	1,916,944	1,886,400
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 5/18/28	5/12/2021	1,863,262	1,855,208	1,835,313
Advanced Diabetes Supply, Senior Secured First Incremental Term Loan, 9.84% (SOFR + 5.25%), maturity 12/30/27	7/13/2021	1,853,637	1,837,653	1,835,101
Press Ganey, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 7/24/26 (j)	7/23/2019	1,935,000	1,938,010	1,778,391
Blue Cloud, Unitranche Closing Date Term Loan, 9.59% (SOFR + 5.00%), maturity 1/21/28	12/13/2021	1,488,750	1,467,872	1,470,141
Quantum Health, Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 12/22/27	12/18/2020	1,477,500	1,459,860	1,460,878
Mission Vet Partners, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 4/27/28	12/15/2021	1,481,250	1,468,364	1,447,922
Symplr, Senior Secured Initial Term Loan (First Lien), 9.09% (SOFR + 4.50%), maturity 12/22/27	11/23/2020	1,473,750	1,456,190	1,342,955
Ivy Rehab, Senior Secured Initial Term Loan (First Lien), 9.34% (SOFR + 4.75%), maturity 4/23/29	3/11/2022	1,147,092	1,124,711	1,132,753
Solis Mammography, Senior Secured Initial Term Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 4/17/28	4/1/2021	1,069,941	1,061,811	1,061,916
Tecomet, Senior Secured 2017 Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 5/1/24	1/10/2019	1,143,735	1,143,669	1,034,162
Solis Mammography, Senior Secured Initial Term Loan (Second Lien), 12.77% (LIBOR + 8.00%), maturity 4/16/29	4/1/2021	1,000,000	987,505	992,500
Micro Merchant Systems, Unitranche Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 12/14/27	3/2/2022	992,500	982,465	990,019
Wedgewood, Senior Secured Initial Term Loan, 9.02% (LIBOR + 4.25%), maturity 3/31/28	2/24/2021	987,500	979,070	987,500
nThrive, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 12/18/28	11/19/2021	992,500	988,500	982,575
Allied Benefit Systems, Senior Secured Initial Term B Loan, 9.27% (LIBOR + 4.50%), maturity 11/18/26	10/21/2020	980,000	969,646	980,000
Forefront, Senior Secured Closing Date Term Loan, 8.84% (SOFR + 4.25%), maturity 4/1/29	3/23/2022	978,236	962,181	968,454
Epic Staffing Group, Senior Secured Initial Term Loan, 10.59% (SOFR + 6.00%), maturity 6/28/29	6/27/2022	821,454	763,696	819,400
UDG, Senior Secured Initial Dollar Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 8/19/28 (k)	8/6/2021	631,875	626,966	624,766
ImageFirst, Senior Secured Initial Term Loan, 9.27% (LIBOR + 4.50%), maturity 4/27/28	4/26/2021	604,773	602,336	600,237
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 8/31/26	8/2/2019	521,312	518,666	515,447
Western Dental, Senior Secured 2022 Incremental Term Loan, 10.02% (LIBOR + 5.25%), maturity 8/18/28	6/21/2022	497,500	488,274	485,063
AccentCare, Senior Secured 2021 Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 6/22/26	6/15/2021	492,500	492,500	480,188
MedRisk, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 5/10/28 (j)	4/1/2021	493,750	489,558	467,334
RMP & MedA/Rx, Senior Secured Term Loan, 9.27% (LIBOR + 4.50%), maturity 2/6/25	3/22/2021	465,625	462,043	462,133
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien) Retired 05/25/2021, 8.52% (LIBOR + 3.75%), maturity 7/24/26 (j)	10/1/2020	491,269	487,720	451,508
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 2/6/25	2/27/2017	397,482	397,490	394,501
Blue Cloud, Senior Secured Revolving Loan, 9.59% (SOFR + 5.00%), maturity 1/21/28	12/14/2022	50,000	50,000	49,375
CPS, Senior Secured Revolving Credit Loan, 10.52% (LIBOR + 5.75%), maturity 6/1/28 (i)	5/18/2022	-	(714)	-
Ivy Rehab, Senior Secured Revolving Credit Loan (First Lien), 9.34% (SOFR + 4.75%), maturity 4/21/28	3/11/2022	-	(3,367)	-
InterMed, Senior Secured Revolving Loan, 11.09% (SOFR + 6.50%), maturity 12/24/28 (i) (j)	12/22/2022	-	(21,598)	-

Services: Business
LegalShield, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 12/15/28 (j)	12/7/2021	4,466,250	4,426,965	4,305,152
InnovateMR, Unitranche Initial Term Loan, 10.27% (LIBOR + 5.50%), maturity 1/20/28 (i)	12/16/2021	4,200,101	4,134,245	4,200,101
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 9.77% (LIBOR + 5.00%), maturity 9/23/25 (l)	9/26/2019	3,870,000	3,849,940	3,870,000
RevSpring, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 10/11/25 (l)	10/5/2018	3,840,000	3,837,742	3,840,000
Eliassen, Unitranche Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 4/7/28	3/31/2022	3,361,944	3,309,152	3,345,135
Veritext, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 8/1/25 (j)	8/14/2018	3,079,058	3,064,961	3,079,058
Discovery Education, Unitranche Initial Term Loan (First Lien), 10.34% (SOFR + 5.75%), maturity 4/6/29	3/25/2022	2,992,500	2,945,651	2,970,056
Fleetwash, Senior Secured Incremental Term Loan, 9.34% (SOFR + 4.75%), maturity 10/1/24	9/25/2018	2,873,288	2,863,535	2,851,738
The Facilities Group, Unitranche Initial Term Loan, 10.52% (LIBOR + 5.75%), maturity 11/30/27	12/10/2021	2,726,358	2,700,991	2,705,911
Industrial Services Group, Unitranche First Lien Term Loan, 10.84% (SOFR + 6.25%), maturity 12/7/28 (i)	12/7/2022	2,761,905	2,657,619	2,640,476
CoolSys, Senior Secured Closing Date Initial Term Loan, 9.52% (LIBOR + 4.75%), maturity 8/11/28	8/4/2021	2,564,375	2,538,048	2,513,088
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 10/29/27	10/23/2020	2,535,569	2,516,126	2,510,213
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 8.34% (SOFR + 3.75%), maturity 4/9/27 (j)	3/6/2020	2,437,500	2,422,596	2,282,499
TRC Companies, Senior Secured Initial Term Loan (Second Lien), 11.52% (LIBOR + 6.75%), maturity 12/7/29	11/19/2021	2,000,000	1,980,000	1,980,000
Liberty Group, Unitranche Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 6/9/28 (i)	6/6/2022	1,945,114	1,906,873	1,919,735
Veregy, Senior Secured Initial Term Loan, 10.77% (LIBOR + 6.00%), maturity 11/3/27	11/2/2020	1,960,000	1,916,318	1,911,000
InnovateMR, Senior Secured First Amendment Term Loan, 10.09% (SOFR + 5.50%), maturity 1/20/28 (i)	12/23/2022	1,891,019	1,832,654	1,891,019
ECi Software, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 11/9/27 (j)	9/17/2020	1,960,000	1,953,585	1,886,500
Mediaocean, Senior Secured Initial Term Loan, 8.27% (LIBOR + 3.50%), maturity 12/15/28 (j)	12/9/2021	1,985,000	1,967,596	1,822,726
Insight Global, Unitranche Closing Date Term Loan, 10.77% (LIBOR + 6.00%), maturity 9/22/28	9/22/2021	1,481,250	1,454,671	1,481,250
Addison Group, Senior Secured Initial Term Loan, 8.84% (SOFR + 4.25%), maturity 12/29/28	1/19/2022	1,488,750	1,485,425	1,477,584

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2021

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Services: Business (continued)
OSG Billing Services, Senior Secured Amended and Restated Term A Loan, 10.09% (SOFR + 5.50%) 1.50% PIK, maturity 6/26/26	8/31/2022	$1,442,041	$1,440,308	$1,355,519
First Advantage, Senior Secured Term B-1 Loan (First Lien), 7.52% (LIBOR + 2.75%), maturity 1/31/27 (j)	1/23/2020	1,100,312	1,091,680	1,082,432
Veritext, Senior Secured Initial Term Loan (Second Lien), 11.52% (LIBOR + 6.75%), maturity 7/31/26 (j)	8/14/2018	1,000,000	997,283	1,000,000
Vistage, Senior Secured Initial Term Loan, 9.84% (SOFR + 5.25%), maturity 7/13/29	7/18/2022	997,500	971,265	992,513
trustaff, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 3/6/28	12/9/2021	987,437	985,293	987,437
TRC Companies, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 12/8/28	11/19/2021	992,513	988,187	985,069
Divisions Maintenance Group, Senior Secured Term B Loan, 9.52% (LIBOR + 4.75%), maturity 5/27/28	5/21/2021	987,500	979,366	985,031
Secretariat International, Senior Secured Initial Term Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 12/29/28	12/16/2021	975,711	971,287	965,953
WIRB-Copernicus Group, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 1/8/27	12/13/2019	975,000	968,894	965,250
Diversified, Senior Secured Initial Term Loan, 9.59% (SOFR + 5.00%), maturity 12/23/23	4/19/2019	899,347	897,624	870,118
eResearch, Senior Secured Initial Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 2/4/27 (j)	12/1/2020	979,906	979,906	867,520
VC3, Unitranche, 9.84% (SOFR + 5.25%), maturity 3/12/27 (i)	9/16/2022	742,423	694,346	702,569
Therma Holdings, Senior Secured Initial Term Loan (2021), 8.52% (LIBOR + 3.75%), maturity 12/16/27 (j)	12/11/2020	590,428	588,526	560,541
System One, Senior Secured Initial Term Loan, 8.59% (SOFR + 4.00%), maturity 3/2/28	1/28/2021	492,500	490,627	490,038
Insight Global, Senior Secured Revolving Loan, 10.77% (LIBOR + 6.00%), maturity 9/22/27	9/23/2021	53,671	53,671	53,671
VC3, Senior Secured Revolving Credit, 9.84% (SOFR + 5.25%), maturity 3/12/27 (i)	7/21/2022	-	(2,692)	-
Discovery Education, Senior Secured Revolving Credit Loan (First Lien), 10.34% (SOFR + 5.75%), maturity 4/7/28	3/25/2022	-	(4,038)	-
Liberty Group, Senior Secured Revolving Loan, 10.34% (SOFR + 5.75%), maturity 6/9/28 (i)	6/6/2022	-	(4,545)	-
Industrial Services Group, Senior Secured Revolver, 10.84% (SOFR + 6.25%), maturity 12/7/28 (i)	12/7/2022	-	(17,143)	-

High Tech Industries
Qlik, Senior Secured 2021 Refinancing Term Loan, 8.77% (LIBOR + 4.00%), maturity 4/26/24 (j) (l)	3/29/2019	3,861,200	3,852,597	3,776,254
Golden Source, Unitranche Initial Term Loan, 10.09% (SOFR + 5.50%), maturity 5/12/28 (i)	3/25/2022	3,454,402	3,380,910	3,341,463
Netsmart, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 10/1/27 (j)	9/29/2020	3,438,750	3,427,753	3,320,543
Jaggaer, Senior Secured Initial Term Loan (First Lien), 8.34% (SOFR + 3.75%), maturity 8/14/26 (j)	8/9/2019	3,059,478	3,056,395	2,980,314
Infogroup, Senior Secured Term Loan (First Lien), 9.77% (LIBOR + 5.00%), maturity 4/3/23 (j)	3/28/2017	2,829,862	2,826,938	2,829,862
Planview, Senior Secured Closing Date Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 12/17/27	12/11/2020	2,605,701	2,583,676	2,504,958
Idera, Senior Secured Term B-1 Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 3/2/28 (j)	6/27/2017	2,573,127	2,573,136	2,433,214
Ivanti Software, Senior Secured 2021 Specified Refinancing Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 12/1/27 (j)	11/20/2020	2,962,613	2,931,550	2,359,291
PracticeTek, Unitranche Initial Term Loan, 11.02% (LIBOR + 6.25%), maturity 11/23/27 (i)	11/22/2021	2,382,968	2,329,122	2,299,688
Precisely, Senior Secured Third Amendment Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 4/24/28	3/19/2021	2,468,750	2,457,445	2,299,440
Flexera, Senior Secured Term B-1 Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 3/3/28 (j)	2/16/2020	2,358,160	2,358,160	2,268,998
Barracuda, Senior Secured Initial Term Loan (Second Lien), 11.59% (SOFR + 7.00%), maturity 5/31/30	5/17/2022	2,000,000	1,940,000	1,977,500
QuickBase, Senior Secured Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 4/2/26	3/29/2019	1,930,000	1,925,451	1,905,875
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 3/5/27 (j) (n)	1/16/2020	1,950,024	1,877,853	1,895,706
Intermedia, Senior Secured New Term Loan (First Lien), 10.77% (LIBOR + 6.00%), maturity 7/21/25	7/13/2018	1,920,000	1,913,976	1,881,600
HelpSystems, Senior Secured Term Loan, 8.59% (SOFR + 4.00%), maturity 11/19/26	12/19/2019	1,969,727	1,963,923	1,870,502
Bomgar, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 4/18/25	5/25/2018	1,610,595	1,615,029	1,598,516
OEConnection, Senior Secured Initial Term Loan, 8.77% (LIBOR + 4.00%), maturity 9/25/26	9/24/2019	1,592,260	1,588,315	1,584,299
Digital Room, Senior Secured Closing Date Term Loan (First Lien), 10.02% (LIBOR + 5.25%), maturity 12/21/28	12/16/2021	1,488,750	1,475,605	1,473,863
SmartBear, Senior Secured Initial Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 3/3/28	11/20/2020	985,000	976,981	980,075
WellSky, Senior Secured Incremental Term B-1 Loan (First Lien), 10.34% (SOFR + 5.75%), maturity 3/10/28	8/16/2022	997,500	968,858	975,056
ORBCOMM, Senior Secured Closing Date Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 9/1/28	6/17/2021	987,500	983,149	955,406
Imperva, Senior Secured Term Loan, 8.77% (LIBOR + 4.00%), maturity 1/12/26	9/23/2020	975,981	970,223	949,142
Infoblox, Senior Secured Initial Term Loan (First Lien), 8.34% (SOFR + 3.75%), maturity 12/1/27 (j)	10/7/2020	985,000	981,549	913,095
Cloudera, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 10/8/28	8/10/2021	496,250	491,967	492,528
Barracuda, Senior Secured Initial Term Loan (First Lien), 9.09% (SOFR + 4.50%), maturity 5/31/29 (j)	5/17/2022	500,000	485,490	483,055
DigiCert, Senior Secured Initial Term Loan (First Lien), 8.59% (SOFR + 4.00%), maturity 10/16/26 (j)	3/13/2020	486,250	469,111	470,795
PracticeTek, Senior Secured Revolving Loan, 11.02% (LIBOR + 6.25%), maturity 11/23/27 (i)	11/22/2021	-	(7,156)	-
Golden Source, Senior Secured Revolving Loan, 10.09% (SOFR + 5.50%), maturity 5/12/28 (i)	8/22/2022	-	(9,390)	-

Containers, Packaging & Glass
InMark, Unitranche Incremental Term Loan, 10.59% (SOFR + 6.00%), maturity 12/23/26 (i)	12/10/2021	6,419,952	6,305,403	6,419,952
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 5/30/24	5/11/2017	3,318,093	3,313,837	3,226,846
Brook & Whittle, Senior Secured Initial Term Loan (First Lien), 8.59% (SOFR + 4.00%), maturity 12/14/28	12/9/2021	3,131,265	3,107,930	3,131,265
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 7/18/26	7/17/2019	2,490,744	2,482,832	2,490,744
PCI, Senior Secured Term B Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 11/30/27 (j)	9/25/2020	2,443,938	2,436,928	2,323,928
Paragon Films, Senior Secured Closing Date Term Loan (First Lien), 9.77% (LIBOR + 5.00%), maturity 12/16/28	12/15/2021	1,985,000	1,966,087	1,975,075
Intertape Polymer, Senior Secured Initial Term Loan (First Lien), 9.34% (SOFR + 4.75%), maturity 6/28/28 (o)	6/15/2022	1,995,000	1,921,340	1,899,699
Resource Label Group, Senior Secured Closing Date Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 7/7/28	7/2/2021	1,860,949	1,852,924	1,860,949
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 8.02% (LIBOR + 3.25%), maturity 3/3/28 (j)	1/29/2021	1,810,382	1,802,881	1,731,648
Potters Industries, Senior Secured Initial Term Loan, 8.77% (LIBOR + 4.00%), maturity 12/14/27	11/19/2020	1,473,750	1,463,413	1,462,697
Technimark, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 7/7/28	6/30/2021	1,477,500	1,471,343	1,444,256
Tekni-Plex, Senior Secured Tranche B-3 Initial Term Loan, 8.77% (LIBOR + 4.00%), maturity 9/15/28 (j)	7/29/2021	1,128,183	1,125,889	1,086,079
Lacerta, Senior Secured Term Loan, 10.27% (LIBOR + 5.50%), maturity 12/30/26	2/8/2021	980,000	971,686	970,200
Novolex, Senior Secured Term B Loan (First Lien), 8.84% (SOFR + 4.25%), maturity 4/13/29 (j)	3/30/2022	995,000	972,844	950,101
Pregis, Senior Secured Initial Term Loan (First Lien), 8.34% (SOFR + 3.75%), maturity 7/31/26 (j)	7/25/2019	970,000	968,670	945,386
Applied Adhesives, Senior Secured Term A Loan, 9.52% (LIBOR + 4.75%), maturity 3/12/27	3/12/2021	593,430	588,737	591,946
Five Star Packaging, Senior Secured Initial Term Loan (First Lien), 8.84% (SOFR + 4.25%), maturity 5/5/29	4/27/2022	498,750	491,854	495,009
Pregis, Senior Secured Third Amendment Refinancing Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 7/31/26	12/9/2020	493,750	492,024	492,516
Golden West Packaging, Senior Secured Initial Term Loan, 10.02% (LIBOR + 5.25%), maturity 12/1/27	11/29/2021	490,625	486,330	489,398
Applied Adhesives, Senior Secured Revolving Loan, 9.52% (LIBOR + 4.75%), maturity 3/12/27	3/12/2021	-	(616)	-

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2021

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity Partners, Senior Secured Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 7/27/29 (i)	7/28/2022	$4,647,849	$4,574,823	$4,570,390
Confluence, Senior Secured Initial Term Loan (First Lien), 8.34% (SOFR + 3.75%), maturity 7/31/28	7/22/2021	3,960,000	3,941,319	3,915,450
Cherry Bekaert, Unitranche Term B Loan, 10.09% (SOFR + 5.50%), maturity 6/30/28 (i)	6/13/2022	3,550,571	3,464,800	3,479,035
Ascensus, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 8/2/28	11/17/2021	2,977,500	2,965,493	2,917,950
Alera, Unitranche 2022 Incremental Term Loan, 11.09% (SOFR + 6.50%), maturity 9/30/28	8/31/2022	2,819,600	2,740,779	2,798,453
EPIC Insurance, Unitranche Closing Date Term Loan, 10.02% (LIBOR + 5.25%), maturity 9/29/28	8/27/2021	2,371,834	2,338,982	2,359,975
American Beacon Advisors, Senior Secured Tranche D Term Loan (Second Lien), 12.77% (LIBOR + 8.00%), maturity 4/30/25	10/31/2017	2,117,133	2,121,970	2,093,316
Beta+, Senior Secured Initial Term Loan, 9.84% (SOFR + 5.25%), maturity 7/1/29	6/24/2022	1,995,000	1,956,752	1,985,025
Kestra Financial, Senior Secured Initial Term Loan, 8.84% (SOFR + 4.25%), maturity 6/3/26	4/29/2019	1,935,000	1,924,606	1,920,488
Orion, Senior Secured 2021 Refinancing Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 9/24/27	8/4/2020	1,470,065	1,458,041	1,393,806
SIAA, Unitranche Initial Term Loan, 11.02% (LIBOR + 6.25%), maturity 4/28/28	4/21/2021	1,160,762	1,142,944	1,140,125
Advisor Group, Senior Secured Term B-1 Loan, 9.27% (LIBOR + 4.50%), maturity 7/31/26 (j)	1/31/2020	1,018,929	1,018,969	998,780
Community Brands, Senior Secured Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 2/24/28	2/23/2022	992,500	972,300	982,575
LERETA, Senior Secured Initial Term Loan, 10.02% (LIBOR + 5.25%), maturity 7/30/28	7/27/2021	987,500	978,810	972,688
Sedgwick Claims, Senior Secured Initial Term Loan, 8.02% (LIBOR + 3.25%), maturity 12/31/25 (j)	2/12/2020	484,848	484,476	472,424
EdgeCo, Senior Secured Third Amendment Term Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 6/1/26	3/29/2022	297,750	275,745	295,517
Integro, Senior Secured 2022 Refinancing Term Loan (First Lien), 12.25% (Fixed) 12.25% PIK, maturity 5/8/23 (n)	10/9/2015	228,698	232,323	228,698
Cherry Bekaert, Senior Secured Revolving Credit Loan, 10.09% (SOFR + 5.50%), maturity 6/30/28 (i)	8/1/2022	184,942	184,942	181,215
EPIC Insurance, Senior Secured Revolving Loan, 10.02% (LIBOR + 5.25%), maturity 9/30/27	8/27/2021	-	(269)	-
Beta+, Senior Secured Revolving Credit Loan, 9.84% (SOFR + 5.25%), maturity 7/1/27	6/24/2022	-	(6,216)	-

Capital Equipment
FloWorks, Senior Secured Initial Term Loan (First Lien), 10.34% (SOFR + 5.75%), maturity 12/27/28 (j)	3/1/2022	3,980,000	3,856,250	3,980,000
Tank Holding, Unitranche Initial Term Loan, 10.59% (SOFR + 6.00%), maturity 3/31/28 (m)	3/25/2022	3,980,000	3,907,511	3,970,050
Plaskolite, Senior Secured 2021-1 Refinancing Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 12/15/25	12/12/2018	3,841,575	3,807,287	3,624,046
Excelitas, Senior Secured Closing Date Euro Term Loan, 10.52% (Other + 5.75%), maturity 8/12/29	6/15/2022	2,969,565	3,013,358	2,947,293
Burke Porter Group, Unitranche Closing Date Term Loan, 10.59% (SOFR + 6.00%), maturity 7/29/29 (i)	9/30/2022	2,333,333	2,271,028	2,310,000
MW Industries, Senior Secured 2018 New Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 9/30/24 (j)	4/20/2018	2,037,048	2,037,048	2,037,048
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 3/31/28 (j)	3/17/2021	1,666,204	1,663,888	1,588,626
Radwell, Unitranche Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 4/1/29	3/11/2022	1,492,500	1,469,422	1,492,500
Edward Don, Senior Secured Initial Term Loan, 9.02% (LIBOR + 4.25%), maturity 7/2/25	6/26/2018	1,370,943	1,369,445	1,350,378
Therm-O-Disc, Senior Secured Initial Term Loan (First Lien), 10.59% (SOFR + 6.00%), maturity 5/31/29	5/26/2022	997,500	923,600	992,513
Cleaver Brooks, Senior Secured Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 7/31/28	7/18/2022	993,750	974,648	988,781
TriMark, Senior Secured Second Amendment Tranche B Loan (Super Senior Priority), 8.27% (LIBOR + 3.50%), maturity 8/28/24	1/31/2022	963,589	963,589	684,148
Culligan, Senior Secured 2022 Refinancing Term B Loan, 8.52% (LIBOR + 3.75%), maturity 7/31/28 (j)	6/17/2021	559,688	556,920	528,555
Infinite Electronics, Senior Secured Initial Term Loan (First Lien), 8.02% (LIBOR + 3.25%), maturity 3/2/28	2/24/2021	492,500	491,568	491,269
Duravant, Senior Secured Incremental Amendment No. 5 Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 5/19/28 (j)	3/5/2020	487,500	487,500	472,799
SPX Flow, Senior Secured Term Loan, 9.09% (SOFR + 4.50%), maturity 4/5/29 (j)	3/18/2022	498,750	478,053	467,134
Burke Porter Group, Senior Secured Revolving Credit Loan, 10.59% (SOFR + 6.00%), maturity 7/29/28 (i)	8/11/2022	54,991	44,586	54,441
Tank Holding, Senior Secured Revolving Credit Loan, 10.59% (SOFR + 6.00%), maturity 3/31/28	3/25/2022	24,615	21,662	24,554
Cleaver Brooks, Senior Secured Revolving Loan, 10.34% (SOFR + 5.75%), maturity 7/31/28	7/21/2022	15,385	12,923	15,308
Radwell, Senior Secured Revolving Loan, 10.34% (SOFR + 5.75%), maturity 4/1/28	3/11/2022	-	(1,200)	-

Aerospace & Defense
HDT Global, Senior Secured Initial Term Loan, 10.52% (LIBOR + 5.75%), maturity 7/8/27	6/30/2021	3,237,500	3,146,132	3,132,281
StandardAero, Senior Secured 2020 Term B-1 Loan, 8.27% (LIBOR + 3.50%), maturity 4/6/26 (j)	1/24/2019	3,237,691	3,233,062	3,094,520
CPI International, Senior Secured Initial Term Loan, 10.09% (SOFR + 5.50%), maturity 10/6/29	5/18/2022	3,000,000	2,933,703	2,977,500
Amentum, Senior Secured Tranche 3 Term Loan (First Lien), 8.59% (SOFR + 4.00%), maturity 2/15/29	2/10/2022	1,990,000	1,980,482	1,990,000
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 12.52% (LIBOR + 7.75%), maturity 4/30/26	5/10/2018	2,000,000	2,005,563	1,920,000
Whitcraft, Unitranche Initial Term Loan, 10.77% (LIBOR + 6.00%), maturity 4/3/23	3/6/2020	1,942,344	1,936,382	1,864,650
StandardAero, Senior Secured 2020 Term B-2 Loan, 8.27% (LIBOR + 3.50%), maturity 4/6/26 (j)	1/24/2019	1,740,694	1,738,206	1,663,720
Tronair, Senior Secured Initial Term Loan (First Lien), 10.52% (LIBOR + 5.75%) PIK, maturity 9/8/23	9/30/2016	1,344,845	1,343,776	1,291,051
Peraton, Senior Secured Term B Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 2/1/28 (j)	2/23/2021	964,612	960,887	943,714
API Technologies, Senior Secured Initial Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 5/9/26	1/15/2020	969,849	951,105	872,864
BlueHalo, Unitranche Initial Term Loan, 10.77% (LIBOR + 6.00%), maturity 10/31/25	11/17/2021	494,014	487,514	488,457
Novaria Group, Senior Secured Initial Term Loan, 10.09% (SOFR + 5.50%), maturity 1/27/27	1/24/2020	481,818	478,783	477,000
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 4/30/25	7/18/2019	483,082	481,741	463,759
BlueHalo, Senior Secured Revolving Loan, 10.77% (LIBOR + 6.00%), maturity 10/31/25	11/17/2021	91,486	89,997	90,456

Chemicals, Plastics & Rubber
DuBois Chemicals, Senior Secured Term Loan (Second Lien) - 2019, 13.27% (LIBOR + 8.50%), maturity 9/30/27	10/8/2019	3,000,000	2,981,878	2,985,000
Vertellus, Senior Secured Initial Term Loan, 10.34% (SOFR + 5.75%), maturity 12/22/27	12/18/2020	2,962,613	2,902,499	2,910,767
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 8.02% (LIBOR + 3.25%), maturity 1/31/25	1/26/2018	2,600,325	2,604,902	2,574,322
Unifrax, Senior Secured USD Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 12/12/25 (j)	11/5/2018	2,401,203	2,382,882	2,142,329
Boyd Corp, Senior Secured Initial Loan (Second Lien), 11.52% (LIBOR + 6.75%), maturity 9/6/26	8/16/2018	2,000,000	2,001,368	1,995,000
USALCO, Unitranche Term Loan A, 10.77% (LIBOR + 6.00%), maturity 10/19/27	10/26/2021	1,980,000	1,962,805	1,960,200
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 9.27% (LIBOR + 4.50%), maturity 9/30/26	10/8/2019	1,759,343	1,734,161	1,746,148
Vantage Specialty Chemicals, Senior Secured Closing Date Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 10/28/24 (j)	11/30/2018	957,179	950,212	936,958
Ascensus Specialties, Senior Secured Initial Term Loan, 9.02% (LIBOR + 4.25%), maturity 6/30/28	12/3/2021	493,722	485,722	488,785
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 9/6/25	11/7/2018	487,277	469,149	486,059
Polytek, Senior Secured Term Loan, 10.34% (SOFR + 5.75%), maturity 9/20/24	12/23/2020	490,119	485,649	465,613
USALCO, Senior Secured Revolving Loan, 10.77% (LIBOR + 6.00%), maturity 10/19/26	10/26/2021	137,097	133,871	135,726
Vertellus, Senior Secured Revolving Credit Loan, 10.34% (SOFR + 5.75%), maturity 12/22/25	12/18/2020	-	(10,130)	-

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2021

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Transportation: Cargo
Evans Network, Senior Secured Initial Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 8/19/28	8/6/2021	$3,636,735	$3,601,783	$3,636,735
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 11/12/27	11/12/2020	2,095,641	2,079,357	2,095,641
AIT Worldwide Logistics, Senior Secured Initial Term Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 4/6/28	12/9/2021	1,975,000	1,970,660	1,897,545
St. George Logistics, Senior Secured Initial Term Loan, 10.59% (SOFR + 6.00%), maturity 3/24/26	4/28/2022	1,492,500	1,471,706	1,492,500
Worldwide Express, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 7/26/28 (j)	7/23/2021	1,485,000	1,475,223	1,363,831
FLS Transportation, Senior Secured Term B Loan, 10.02% (LIBOR + 5.25%), maturity 12/15/28	4/14/2022	1,217,391	1,206,381	1,217,391
Omni Logistics, Senior Secured Initial Term Loan (First Lien), 9.77% (LIBOR + 5.00%), maturity 12/30/26	11/24/2021	1,148,217	1,137,659	1,136,735
Magnate, Senior Secured Initial Term Loan (First Lien), 10.27% (LIBOR + 5.50%), maturity 12/29/28	3/11/2022	954,107	936,858	954,107
Odyssey Logistics, Senior Secured New Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 10/12/24 (j)	11/20/2018	4,191	4,183	4,110
FLS Transportation, Senior Secured Revolving Credit Loan, 10.02% (LIBOR + 5.25%), maturity 12/17/27	4/14/2022	-	(889)	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 9.77% (LIBOR + 5.00%), maturity 12/30/25	11/24/2021	-	(1,119)	-

Services: Consumer
Ned Stevens, Senior Secured Initial Term Loan, 11.34% (SOFR + 6.75%), maturity 11/1/29 (i)	11/1/2022	3,553,922	3,422,937	3,411,765
A Place For Mom, Senior Secured Term Loan, 9.27% (LIBOR + 4.50%), maturity 2/10/26	7/28/2017	2,208,078	2,208,116	2,163,917
Smart Start, Senior Secured Term B Loan (Second Lien), 12.52% (LIBOR + 7.75%), maturity 12/16/29	12/10/2021	2,000,000	1,967,924	1,975,000
Smart Start, Senior Secured Term B Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 12/16/28	12/10/2021	1,980,000	1,967,493	1,957,725
FullBloom, Senior Secured Initial Term Loan (First Lien), 8.84% (SOFR + 4.25%), maturity 12/15/28	12/10/2021	1,492,500	1,479,301	1,477,575
Teaching Strategies, Senior Secured Initial Term Loan (First Lien), 8.34% (SOFR + 3.75%), maturity 8/31/28	8/19/2021	990,000	980,710	982,575
Spring Education, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 7/30/25 (j)	7/26/2018	957,500	956,472	937,838
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 10.27% (LIBOR + 5.50%), maturity 5/9/25	5/4/2018	605,234	602,154	605,234
Ned Stevens, Senior Secured Revolving Loan, 11.34% (SOFR + 6.75%), maturity 11/1/29 (i)	11/1/2022	-	(10,154)	-

Beverage, Food & Tobacco
Bettcher Industries, Senior Secured Initial Term Loan (Second Lien), 11.84% (SOFR + 7.25%), maturity 12/14/29	12/13/2021	2,500,000	2,477,592	2,450,000
Sovos Brands, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 6/8/28	6/8/2021	2,033,001	2,033,001	2,033,001
Bettcher Industries, Senior Secured Initial Term Loan (First Lien), 8.59% (SOFR + 4.00%), maturity 12/14/28	12/13/2021	1,985,000	1,965,440	1,945,300
Hissho Sushi, Unitranche Term Loan, 10.59% (SOFR + 6.00%), maturity 5/18/28 (i)	4/7/2022	1,847,857	1,811,445	1,835,156
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 6/9/28	6/7/2021	1,761,792	1,750,148	1,735,365
Monogram Foods, Senior Secured Initial Term Loan, 8.77% (LIBOR + 4.00%), maturity 8/28/28	8/13/2021	990,000	981,323	965,250
Hissho Sushi, Senior Secured Revolving Credit Loan, 10.59% (SOFR + 6.00%), maturity 5/18/28 (i)	4/7/2022	28,571	27,905	28,375

Automotive
BBB Industries, Senior Secured Initial Term Loan (First Lien), 9.84% (SOFR + 5.25%), maturity 7/31/29	6/30/2022	3,000,000	2,713,911	2,857,500
Highline, Senior Secured Initial Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 11/9/27	10/29/2020	2,813,523	2,759,164	2,764,286
Rough Country, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 7/28/28	7/26/2021	1,975,000	1,970,698	1,965,125
Truck Hero, Senior Secured Initial Term Loan, 8.52% (LIBOR + 3.75%), maturity 1/31/28	1/20/2021	1,473,750	1,473,750	1,366,443
Innovative XCessories, Senior Secured Initial Term Loan, 9.02% (LIBOR + 4.25%), maturity 3/5/27	2/27/2020	786,124	785,092	691,789
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 11.34% (SOFR + 6.75%), maturity 2/2/26	2/23/2022	500,000	500,000	495,000
Wheel Pros, Senior Secured Initial Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 5/11/28	4/23/2021	493,750	489,984	380,681

Construction & Building
A1 Garage Door Service, Unitranche Term A Loan, 11.09% (SOFR + 6.50%), maturity 12/23/28 (i) (j)	12/22/2022	1,826,446	1,762,273	1,771,653
Tangent, Senior Secured Closing Date Term Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 11/30/27	10/2/2019	1,781,392	1,774,395	1,768,032
PlayPower, Senior Secured Initial Term Loan, 10.27% (LIBOR + 5.50%), maturity 5/8/26	5/10/2019	1,737,472	1,737,472	1,563,725
PlayCore, Senior Secured Initial Term Loan (Second Lien), 12.52% (LIBOR + 7.75%), maturity 9/29/25	2/7/2020	1,500,000	1,480,817	1,500,000
Specialty Products & Insulation, Senior Secured Tranche B-1 Term Loan, 9.84% (SOFR + 5.25%), maturity 12/21/27	3/16/2022	994,023	984,887	994,023
Dodge Construction Network, Senior Secured Initial Term Loan (First Lien), 9.34% (SOFR + 4.75%), maturity 2/23/29	2/10/2022	995,000	981,676	987,538
PlayCore, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 9/30/24	9/18/2017	946,930	945,987	946,930
Acuren, Senior Secured Initial Term Loan, 9.02% (LIBOR + 4.25%), maturity 1/23/27	1/17/2020	473,783	472,348	473,783
Hoffman Southwest, Senior Secured Initial Term Loan, 10.27% (LIBOR + 5.50%), maturity 8/14/23	5/16/2019	422,238	425,188	421,183
A1 Garage Door Service, Senior Secured Revolving Loan, 11.09% (SOFR + 6.50%), maturity 12/23/28 (i) (j)	12/22/2022	-	(8,264)	-

Environmental Industries
Alliance Environmental, Unitranche Initial Term Loan, 10.77% (LIBOR + 6.00%), maturity 12/30/27 (i)	12/30/2021	4,115,728	4,046,325	3,959,048
Denali Water Solutions, Senior Secured Closing Date Term Loan, 9.02% (LIBOR + 4.25%), maturity 3/27/28	3/18/2021	1,970,000	1,952,515	1,935,525
Keter Environmental Services, Unitranche Closing Date Term Loan, 11.27% (LIBOR + 6.50%), maturity 10/29/27	11/5/2021	495,000	490,704	492,525
Denali Water Solutions, Senior Secured Amendment No. 3 Term Loan, 9.21% (SOFR + 4.63%), maturity 3/27/28	5/5/2022	497,500	481,376	488,794
Alliance Environmental, Senior Secured Revolving Loan, 10.77% (LIBOR + 6.00%), maturity 12/30/27 (i)	12/30/2021	314,570	307,947	302,594
Keter Environmental Services, Unitranche Revolving Loan, 11.27% (LIBOR + 6.50%), maturity 10/29/27	11/5/2021	27,360	26,585	27,223

Consumer Goods: Non-durable
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 11/21/23	11/9/2016	2,368,573	2,367,209	2,321,201
Augusta Sportswear, Senior Secured Initial Term Loan, 10.09% (SOFR + 5.50%), maturity 4/25/25	11/2/2016	2,001,028	1,999,579	1,991,023
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 14.27% (LIBOR + 9.50%), maturity 11/21/24	2/7/2020	1,250,000	1,250,000	1,221,875

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 7.77% (LIBOR + 3.00%), maturity 3/20/25	3/16/2018	3,809,768	3,810,380	3,771,670

Media: Diversified & Production
MediaRadar, Unitranche Closing Date Term A Loan, 10.59% (SOFR + 6.00%), maturity 7/22/28 (i)	5/23/2022	1,832,444	1,788,565	1,756,837
Ansira, Unitranche Legacy Term Loan, 6.50% (Fixed) 6.50% PIK, maturity 12/20/24	12/20/2016	2,266,689	2,263,320	952,010
MediaRadar, Senior Secured Revolving Loan, 10.59% (SOFR + 6.00%), maturity 7/22/28 (i)	9/16/2022	-	(7,407)	-

Hotels, Gaming & Leisure
Northstar, Senior Secured Term Loan, 12.02% (LIBOR + 7.25%) 1.00% PIK, maturity 6/7/24	5/8/2017	1,294,954	1,294,954	1,252,868
Auto Europe, Senior Secured Initial Dollar Term Loan, 9.59% (SOFR + 5.00%), maturity 10/21/23	10/19/2016	1,119,231	1,117,283	895,385

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2021

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Metals & Mining
Dynatect (A&A), Senior Secured Term B Loan, 9.27% (LIBOR + 4.50%), maturity 9/30/24	8/16/2019	1,689,870	1,680,609	1,689,870

Forest Products & Paper
Loparex, Senior Secured Initial Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 7/31/26	7/29/2019	1,451,250	1,443,028	1,451,250

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 9.27% (LIBOR + 4.50%), maturity 3/28/25	6/15/2021	1,475,482	1,473,812	1,442,284

Retail
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 12/16/24 (j)	10/17/2018	957,221	960,242	925,274
StubHub, Senior Secured USD Term B Loan, 8.27% (LIBOR + 3.50%), maturity 2/12/27	1/31/2020	485,000	483,510	465,600

Utilities: Water
Aegion, Senior Secured Initial Term Loan, 9.52% (LIBOR + 4.75%), maturity 5/17/28	4/1/2021	987,499	983,463	970,217

Energy: Electricity
Franklin Energy, Senior Secured Term B Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 8/14/26	8/14/2019	967,500	965,978	948,150

Consumer Goods: Durable
Careismatic, Senior Secured Initial Term Loan (First Lien), 8.02% (LIBOR + 3.25%), maturity 1/6/28	1/22/2021	492,500	491,455	472,800

Total Bank Loans			$424,399,110	$417,174,660

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.9%)(g)(h):
Services: Business
InnovateMR, Class A Units (387.31 Class A Units) (i) (p) (r)	12/16/2021		$387,311	$503,132
Industrial Services Group, Class A Units (238.10 Class A Units) (i) (p) (s)	12/7/2022		238,095	238,095
Liberty Group, Series A-Preferred Units (113,636.36 Series A-Preferred Units) (i) (p) (t)	6/6/2022		113,636	151,883
VC3, Class A Units (7,499.03 Class A Units) (i) (p) (u)	9/16/2022		29,846	29,846

High Tech Industries
PracticeTek, Class A Units (344,833.35 Class A Units) (i) (p) (v)	11/22/2021		377,255	377,815
Golden Source, Class A Units (117,370.89 Class A Units) (i) (p) (w)	3/25/2022		117,371	180,475

Healthcare & Pharmaceuticals
InterMed, Class A Units (2,484 Class A Units) (i) (p) (x)	12/22/2022		248,380	248,380
RevHealth, Class A-1 Units (20,547.95 Class A-1 Units) (i) (p) (y)	7/22/2022		205,479	200,873
Ivy Rehab, Class A Units (100 Class A Units) (i) (p) (z)	3/11/2022		100,000	74,010

Beverage, Food & Tobacco
Hissho Sushi, Class A Units (25,000 Class A Units) (i) (p) (aa)	4/7/2022		250,000	317,845

Environmental Industries
Alliance Environmental Group, A-1 Preferred Units (331.13 A-1 Preferred Units) (i) (p) (ab)	9/30/2019		331,126	311,970

Construction & Building
A1 Garage Door Service, Class A Common Units (272.73 Class A Common Units) (i) (p) (ac)	12/22/2022		272,727	272,727

Services: Consumer
Ned Stevens, Class B Common Units (261.44 Class B Common Units) (i) (p) (ad)	11/1/2022		261,438	261,438

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A Units) (i) (p) (ae)	12/22/2020		165,138	253,318

Banking, Finance, Insurance & Real Estate
Cherry Bekaert, Class A Units (129,870.13 Class A Units) (i) (p) (af)	6/30/2022		129,870	159,143

Media: Advertising, Printing & Publishing
MediaRadar, Class A-1 Units (74,074.07 Class A-1 Units) (i) (p) (ag)	9/16/2022		74,074	73,048
Total Equity and Preferred Shares			$3,301,746	$3,653,998

Total Portfolio Investments (ah)			$427,700,856	$420,828,658

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates as of December 31, 2022, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(j)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(k)	The Company headquarters for UDG is located in Ireland.
(l)	The Company purchased the investment, pursuant to a repurchase agreement with a rate of 1.9626 basis points per day with Macquarie US Trading LLC, dated June 21, 2022, due January 17, 2023.
(m)	The Company purchased the investment, pursuant to a repurchase agreement with a rate of 1.9530 basis points per day with Macquarie US Trading LLC, dated July 19, 2022, due January 15, 2023.
(n)	The Company headquarters for Sophos & Integro are located in United Kingdom.
(o)	The Company headquarters for Intertape Polymer is located in Canada.
(p)	Investment is non-income producing.
(q)	Investment is on non-accrual
(r)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(w)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(y)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ad)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ae)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(af)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ag)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ah)	At December 31, 2022, the cost of investments for income tax purposes was $427,700,856, the gross unrealized depreciation for federal tax purposes was $9,092,100, the gross unrealized appreciation for federal income tax purposes was $2,219,902, and the net unrealized depreciation was $6,872,198.

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2021

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Media: Diversified & Production
Cast & Crew, Senior Secured Initial Term Loan (First Lien), 3.71% (Libor + 3.50%), maturity 2/9/26 (i)	1/16/2019	$2,924,905	$2,909,965	$2,928,921

Environmental Industries
Denali Water Solutions, Senior Secured Closing Date Term Loan, 5.00% (Libor + 4.25%), maturity 3/27/28	3/18/2021	1,990,000	1,970,000	1,967,613
Keter Environmental Services, Unitranche, 7.50% (Libor + 6.50%), maturity 10/29/27 (i)	11/5/2021	500,000	495,000	495,000
Keter Environmental Services, Unitranche, 7.50% (Libor + 6.50%), maturity 10/29/27 (i)	11/5/2021	4,560	4,514	4,514

Metals & Mining
Dynatect, Senior Secured Term B Loan, 5.50% (Libor + 4.50%), maturity 9/30/22 (i)	8/16/2019	1,937,063	1,926,533	1,917,692

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 5.75% (Libor + 4.75%), maturity 3/28/25	6/15/2021	1,490,973	1,488,636	1,472,336

Forest Products & Paper
Loparex, Senior Secured Initial Term Loan (First Lien), 4.71% (Libor + 4.50%), maturity 7/31/26	7/29/2019	1,466,250	1,455,917	1,462,584

Retail
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 4.50% (Libor + 3.50%), maturity 12/16/24 (i)	10/17/2018	967,287	971,481	952,067
StubHub, Senior Secured USD Term B Loan, 3.71% (Libor + 3.50%), maturity 2/12/27 (i)	1/31/2020	490,000	488,093	481,558

Media: Advertising, Printing & Publishing
Ansira, Unitranche, 7.50% (Libor + 6.50%) PIK, maturity 12/20/24	12/20/2016	2,171,946	2,166,066	1,346,607

Utilities: Water
Aegion, Senior Secured Initial Term Loan, 5.50% (Libor + 4.75%), maturity 5/17/28	4/1/2021	997,500	992,800	995,006

Energy: Electricity
Franklin Energy, Senior Secured Term B Loan (First Lien), 4.21% (Libor + 4.00%), maturity 8/14/26	8/14/2019	977,500	975,628	962,838

Consumer Goods: Durable
Careismatic Brands, Senior Secured Initial Term Loan (First Lien), 3.75% (Libor + 3.25%), maturity 1/6/28 (i)	1/22/2021	497,500	496,400	496,361
Total Bank Loans			$403,106,122	$401,708,017

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.4%)(g)(h):

High Tech Industries
PracticeTek, Class A Units (318,350 Class A Units)(k)(l)(o)	11/22/2021		$348,282	$348,282

Services: Business
Alliance Environmental Group, A-1 Preferred Units (331,126 A-1 Preferred Units)(k)(l)(p)	12/30/2021		331,126	331,126

Services: Consumer
Ned Stevens, Class B Common Units (261,438 Common B Units)(k)(l)(q)(t)	9/30/2019		261,438	280,604

Healthcare & Pharmaceuticals
Alpaca, Class A Units (45,746 Class A Units)(k)(l)(r)(t)	4/19/2019		80,512	205,742

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A Units)(l)(m)(t)	12/22/2020		165,138	180,603

Total Equity and Preferred Shares			$1,186,496	$1,346,357

Total Portfolio Investments(u)			$404,292,618	$403,054,374

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates which are indexed from then 30-day London Interbank Offered Rate ("LIBOR") unless otherwise noted. LIBOR rates are subject to interest rate floors which can vary based on the contractual agreement with the borrower. Due dates represent the contractual maturity date.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(j)	All or portion of this security has an open position related to short-term borrowings, as described in footnote 8.
(k)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., " 'co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(l)	Investment is non-income producing.
(m)	The borrower for UDG Healthcare, Congachant Limited, is located in Ireland.
(n)	The borrower for Sophos, Surf Holdings S.a.r.l., is located in United Kingdom.
(o)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(p)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD ALP Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Other net assets of $0 at the aggregator levels are included in the fair value of the investments when using the net asset value as a practical expedient.
(u)	At December 31, 2021, the cost of investments for income tax purposes was $404,292,618, the gross unrealized depreciation for federal tax purposes was $3,278,981, the gross unrealized appreciation for federal income tax purposes was $2,040,737, and the net unrealized depreciation was $1,238,244.

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

The Company commenced business operations on July 8, 2015, the date on which the Company made its first investment. The Company was formed for the purpose of investing primarily in the debt of leveraged, non-investment grade middle market companies, with the principal objective of generating income and capital appreciation. The Company’s investment strategy is to invest primarily in first lien senior secured loans and selectively in unitranche and second lien loans to middle market companies.

Audax Management Company (NY), LLC (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended.

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements and related notes present the results of activity of the Company for the years ended December 31, 2022, 2021, and 2020.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s financial position or the result of operations as previously reported.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2022 and 2021. The cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2022, the Company had one investment on non-accrual, which represented 0.53% and 0.23% of its total portfolio at cost and fair market value, respectively. As of December 31, 2021, the Company did not hold any investment on non-accrual.

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

As of December 31, 2022, the Company held 239 investments in loans with OID. The Company accrued OID income of $691,243 for the year ended December 31, 2022. The unamortized balance of OID investments as of December 31, 2022, totaled $4,510,014. As of December 31, 2021, the Company held 231 investments in loans with OID. The Company accrued OID income of $438,390 for the year ended December 31, 2021. The unamortized balance of OID investments as of December 31, 2021, totaled $3,028,962.

As of December 31, 2022, the Company held six investments that had a PIK interest component. As of December 31, 2021, the Company held four investments that had a PIK interest component. During the years ended December 31, 2022 and 2021, the Company accrued PIK income in the amount of $239,601 and $257,412, respectively.

As of December 31, 2022 and 2021, the Company held $15,923,163 and $11,058,796 cash and cash equivalents, respectively. For the years ended December 31, 2022, 2021, and 2020, the Company earned $44,174, $1,634, and $31,828, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

The Company accrued $459,154 of other income for the year ended December 31, 2022 related to amendment fees. The Company accrued $111,954 of other income for the year ended December 31, 2021 related to amendment fees. The Company accrued $223,136 of other income for the year ended December 31, 2020 related to amendment fees.

New Accounting Pronouncements

In March 2020, FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), “Reference Rate Reform (Topic 848)”. In response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2024. Management is currently evaluating the impact of the guidance.

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

As of December 31, 2022, $339,976,294 of the Company’s investments were valued using unobservable inputs, and $80,852,364 were valued using observable inputs. During the year ended December 31, 2022, $160,938,497 transferred into Level 3 due to a decrease in observable prices in the market and $997,500 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2021, $153,189,910 of the Company’s investments were valued using unobservable inputs, and $249,864,464 were valued using observable inputs. During the year ended December 31, 2021, $12,547,774 transferred into Level 3 due to a decrease in observable prices in the market and $42,450,172 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

The following table presents the Company’s investments carried at fair value as of December 31, 2022 and 2021, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$-	$75,132,547	$220,893,916	$296,026,463
Unitranche Debt	-	4,719,817	91,865,688	96,585,505
Second Lien Debt	-	1,000,000	23,562,691	24,562,691
Equity and Preferred Shares	-	-	3,653,999	3,653,999
Total	$-	$80,852,364	$339,976,294	$420,828,658

	Assets at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$-	$218,558,349	$118,049,277	$336,607,626
Unitranche Debt	-	21,362,425	19,092,768	40,455,193
Second Lien Debt	-	9,943,690	14,701,508	24,645,198
Equity and Preferred Shares	-	-	1,346,357	1,346,357
Total	$-	$249,864,464	$153,189,910	$403,054,374

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2022. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of December 31, 2022
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First Lien Debt	$187,013,801	Matrix Pricing	Senior Leverage	0.48x - 23.60x	5.18x
			Total Leverage	0.48x - 28.27x	6.13x
			Interest Coverage	0.67x - 18.90x	2.25x
			Debt Service Coverage	0.49x - 12.05x	1.86x
			TEV Coverage	0.71x - 19.41x	2.40x
			Liquidity	13.86% - 426.46%	126.31%
			Spread Comparison	300bps - 675bps	449bps

First Lien Debt	33,651,417	Market Analysis	Senior Leverage	2.63x - 49.62x	7.92x
			Total Leverage	2.63x - 49.62x	9.43x
			Interest Coverage	(0.13)x - 3.62x	1.79x
			Debt Service Coverage	(0.19)x - 2.83x	1.47x
			TEV Coverage	0.16x - 3.42x	1.83x
			Liquidity	22.80% - 811.22%	137.00%
			Spread Comparison	350bps - 725bps	449bps

Unitranche Debt	87,787,461	Matrix Pricing	Senior Leverage	4.63x - 12.00x	6.22x
			Total Leverage	4.73x - 12.00x	6.31x
			Interest Coverage	0.60x - 2.88x	1.95x
			Debt Service Coverage	0.53x - 2.28x	1.62x
			TEV Coverage	0.96x - 6.58x	2.14x
			Liquidity	64.00% - 293.80%	141.30%
			Spread Comparison	500bps - 650bps	580bps

Unitranche Debt	4,078,227	Market Analysis	Senior Leverage	12.92x - 14.48x	13.28x
			Total Leverage	12.92x - 14.48x	13.28x
			Interest Coverage	0.40x - 0.85x	0.74x
			Debt Service Coverage	0.35x - 0.74x	0.65x
			TEV Coverage	0.53x - 0.84x	0.77x
			Liquidity	48.28% - 86.73%	77.75%
			Spread Comparison	350bps - 650bps	420bps

Second Lien Debt	23,562,691	Matrix Pricing	Senior Leverage	3.26x - 10.92x	6.95x
			Total Leverage	3.26x - 10.92x	6.95x
			Interest Coverage	0.67x - 3.82x	1.87x
			Debt Service Coverage	0.58x - 3.25x	1.55x
			TEV Coverage	1.08x - 2.85x	1.79x
			Liquidity	62.88% - 262.14%	135.17%
			Spread Comparison	675bps - 950bps	758bps

Total	$336,093,597

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over the referenced rate for each investment to the spread over the referenced rate for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $3,882,697 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2021. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of December 31, 2021
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First Lien Debt	$113,747,244	Matrix Pricing	Senior Leverage	2.66x - 19.28x	5.28x
			Total Leverage	2.66x - 19.28x	6.28x
			Interest Coverage	(1.00)x - 7.01x	2.62x
			Debt Service Coverage	(0.92)x - 5.85x	2.10x
			TEV Coverage	0.48x - 6.32x	2.54x
			Liquidity	28.32% - 871.75%	140.69%
			Spread Comparison	300bps - 600bps	449bps

Unitranche Debt	17,746,161	Matrix Pricing	Senior Leverage	4.82x - 9.65x	6.78x
			Total Leverage	4.82x - 9.65x	6.80x
			Interest Coverage	1.17x - 3.11x	1.98x
			Debt Service Coverage	1.02x - 2.42x	1.59x
			TEV Coverage	1.12x - 2.43x	1.79x
			Liquidity	64.12% - 198.41%	136.96%
			Spread Comparison	525bps - 700bps	590bps

Second Lien Debt	14,701,508	Matrix Pricing	Senior Leverage	4.05x - 11.68x	7.04x
			Total Leverage	4.05x - 11.68x	7.04x
			Interest Coverage	0.67x - 5.98x	2.84x
			Debt Service Coverage	0.53x - 4.66x	2.24x
			TEV Coverage	0.68x - 3.08x	1.70x
			Liquidity	56.63% - 353.33%	168.01%
			Spread Comparison	650bps - 950bps	782bps

Total	$146,194,913

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over the referenced rate for each investment to the spread over the referenced rate for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

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

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2022 and 2021 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Year Ended December 31, 2022	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2021	$118,049,277	$19,092,768	$14,701,508	$1,346,357	$153,189,910
Transfers into Level 3	129,632,383	21,362,424	9,943,690	-	160,938,497
Transfers out of Level 3	-	-	(997,500)	-	(997,500)
Total gains:
Net realized gain(a)	318,225	98,258	20,746	611,389	1,048,618
Net unrealized (depreciation) appreciation(b)	(2,067,500)	(710,363)	(75,985)	192,391	(2,661,457)
New investments, repayments and settlements:(c)
Purchases	41,042,665	58,700,698	2,440,000	2,457,201	104,640,564
Settlements/repayments	(58,428,308)	(6,986,618)	(2,499,999)	(764,889)	(68,679,814)
Net amortization of premiums, PIK, discounts and fees	463,844	308,521	30,231	-	802,596
Sales	(8,116,670)	-	-	(188,450)	(8,305,120)
Fair Value as of December 31, 2022	$220,893,916	$91,865,688	$23,562,691	$3,653,999	$339,976,294

(a)	Included in net realized gain on the accompanying Statement of Operations for the year ended December 31, 2022.
(b)	Included in net change in unrealized (depreciation) appreciation on the accompanying Statement of Operations for the year ended December 31, 2022.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Year Ended December 31, 2021	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2020	$161,186,494	$9,723,677	$27,290,845	$799,189	$199,000,205
Transfers into Level 3	12,382,636	-	-	165,138	12,547,774
Transfers out of Level 3	(38,973,922)	-	(3,476,250)	-	(42,450,172)
Total gains:
Net realized gain (loss)(a)	207,086	5,908	51,513	(383,174)	(118,667)
Net unrealized appreciation (depreciation)(b)	414,652	(393,916)	(9,885)	483,620	494,471
New investments, repayments and settlements:(c)
Purchases	30,057,578	11,122,099	2,965,000	698,944	44,843,621
Settlements/repayments	(42,734,237)	(1,542,549)	(10,761,438)	-	(55,038,224)
Net amortization of premiums, PIK, discounts and fees	225,564	177,549	87,494	-	490,607
Sales	(4,716,574)	-	(1,445,771)	(417,360)	(6,579,705)
Fair Value as of December 31, 2021	$118,049,277	$19,092,768	$14,701,508	$1,346,357	$153,189,910

(a)	Included in net realized gain (loss) on the accompanying Statement of Operations for the year ended December 31, 2021.
(b)	Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the year ended December 31, 2021.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at December 31, 2022 and 2021 were ($655,200) and $346,421, respectively.

Investment Activities

The Company held a total of 252 syndicated investments with an aggregate fair value of $420,828,658 as of December 31, 2022. During the year ended December 31, 2022, the Company invested in 158 new syndicated investments for a combined $103,470,665 and in existing investments for a combined $9,492,066. The Company also received $69,513,201 in repayments from investments and $21,825,900 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2022, the Company’s investment portfolio consisted of investments in 222 companies located in 37 states across 25 different industries, with an aggregate fair value of $420,828,658. The five largest investments at fair value as of December 31, 2022 totaled $24,910,205, or 5.92% of the Company’s total investment portfolio as of such date. As of December 31, 2022, the Company’s average investment was $1,697,226 at cost.

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

The following table outlines the Company’s investments by security type as of December 31, 2022 and 2021:

	December 31, 2022
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$301,685,656	70.54%	$296,026,463	70.34%
Unitranche Debt	98,045,938	22.92%	96,585,505	22.95%
Second Lien Debt	24,667,515	5.77%	24,562,691	5.84%
Total Debt Investments	424,399,109	99.23%	417,174,659	99.13%
Equity and Preferred Shares	3,301,747	0.77%	3,653,999	0.87%
Total Equity Investments	3,301,747	0.77%	3,653,999	0.87%
Total Investments	$427,700,856	100.00%	$420,828,658	100.00%

	December 31, 2021
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$337,204,744	83.41%	$336,607,626	83.51%
Unitranche Debt	41,225,444	10.20%	40,455,193	10.05%
Second Lien Debt	24,675,934	6.10%	24,645,198	6.11%
Total Debt Investments	403,106,122	99.71%	401,708,017	99.67%
Equity and Preferred Shares	1,186,496	0.29%	1,346,357	0.33%
Total Equity Investments	1,186,496	0.29%	1,346,357	0.33%
Total Investments	$404,292,618	100.00%	$403,054,374	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total
Healthcare & Pharmaceuticals	$74,735,672	17.76%	$76,579,770	19.01%
Services: Business	69,269,858	16.46	63,977,738	15.87
High Tech Industries	51,379,328	12.21	49,862,684	12.37
Containers, Packaging & Glass	33,987,694	8.08	28,958,289	7.18
Banking, Finance, Insurance & Real Estate	32,865,053	7.81	25,369,331	6.29
Capital Equipment	28,019,443	6.66	17,471,742	4.33
Aerospace & Defense	21,269,972	5.05	24,066,376	5.97
Chemicals, Plastics & Rubber	19,080,225	4.53	24,290,294	6.03
Transportation: Cargo	13,798,595	3.28	13,941,799	3.46
Services: Consumer	13,773,067	3.27	16,280,215	4.04
Beverage, Food & Tobacco	11,310,292	2.69	10,874,412	2.70
Construction & Building	10,699,594	2.54	7,454,893	1.85
Automotive	10,520,824	2.50	9,038,488	2.24
Environmental Industries	7,517,679	1.79	2,467,127	0.61
Consumer Goods: Non-durable	5,534,099	1.32	7,306,668	1.81
Wholesale	3,771,670	0.90	7,009,760	1.74
Media: Advertising, Printing & Publishing	2,781,895	0.66	1,346,607	0.33
Hotels, Gaming & Leisure	2,148,253	0.51	5,088,818	1.26
Metals & Mining	1,689,870	0.40	1,917,692	0.48
Forest Products & Paper	1,451,250	0.34	1,462,584	0.36
Utilities: Electric	1,442,284	0.34	1,472,336	0.37
Retail	1,390,874	0.33	1,433,625	0.36
Utilities: Water	970,217	0.23	995,006	0.25
Energy: Electricity	948,150	0.23	962,838	0.24
Consumer Goods: Durable	472,800	0.11	496,361	0.12
Media: Diversified & Production	-	-	2,928,921	0.73
	$420,828,658	100.00%	$403,054,374	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$99,995,134	23.76%	$86,519,372	21.47%
Northeast	97,037,723	23.06	96,521,842	23.95
Southeast	62,170,072	14.77	57,007,985	14.14
Southwest	54,750,013	13.01	57,181,529	14.19
West	54,739,431	13.01	60,016,533	14.89
East	36,228,410	8.61	33,945,083	8.42
South	7,880,894	1.87	4,767,241	1.18
Other(a)	4,420,172	1.05	2,593,467	0.64
Northwest	3,606,809	0.86	4,501,322	1.12
Total Investments	$420,828,658	100.00%	$403,054,374	100.00%

(a) The Company headquarters for Sophos is located in the United Kingdom. The Company headquarters for UDG is located in Ireland. The Company headquarters for Intertape Polymer is located in Canada. The Company headquarters for Integro is located in the United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2022:

For the Fiscal Years Ending December 31:	Amount
2023	$16,220,478
2024	34,607,729
2025	52,954,997
2026	58,746,803
2027	70,701,978
Thereafter	195,677,137
Total contractual repayments	428,909,122
Adjustments to cost basis on debt investments(a)	(4,510,012)
Total Cost Basis of Debt Investments Held at December 31, 2022:	$424,399,110

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

For the year ended December 31, 2022, the Company recorded base management fees of $4,422,989 and waivers to the base management fees of $1,548,046, as set forth within the accompanying statements of operations. For the year ended December 31, 2021, the Company recorded base management fees of $3,764,399 and waivers to the base management fees of $1,317,540, as set forth within the accompanying statements of operations. For the year ended December 31, 2020, the Company recorded base management fees of $3,616,250 and waivers to the base management fees of $1,265,687, as set forth within the accompanying statements of operations.

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

For the year ended December 31, 2022, the Company recorded Incentive Fees related to net investment income of $3,454,468. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $2,657,883, as set forth within the accompanying statements of operations. For the year ended December 31, 2021, the Company recorded Incentive Fees related to net investment income of $848,440. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $763,596, as set forth within the accompanying statements of operations. For the year ended December 31, 2020, the Company recorded Incentive Fees related to net investment income of $1,818,457. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $1,596,800, as set forth within the accompanying statements of operations.

For the years ended December 31, 2022, 2021 and 2020, the Company did not record any Incentive Fees related to capital gains.

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

For each of the years ended December 31, 2022, 2021 and 2020, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2022 and 2021 on the Company’s accompanying statements of assets and liabilities were as follows:

	December 31, 2022	December 31, 2021
Net base management fee due to Adviser	$732,900	$620,269
Net incentive fee due to Adviser	404,409	20,060
Total fees due to Adviser, net of waivers	1,137,309	640,329
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,203,559	$706,579

Other Agreements

The Company may invest alongside other clients of the Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of the Company’s exemptive relief.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock par value $0.001 per share (the “Common Stock”), for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$19,037,618	$17,758,609	$11,660,893
Denominator for basic and diluted weighted average common shares	45,106,946	39,463,569	37,733,129
Basic and diluted net increase in net assets resulting from operations per common share	$0.42	$0.45	$0.31

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

During the year ended December 31, 2022, the Fund executed a total of $50,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of fund level earnings and profits. Given that the fund did not have sufficient earnings and profits to support the distribution, the entire value of the Tender Offer is treated as a return of capital for tax purposes.

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2022 of $24,507,347, or $0.54 per share. The tax character of the distributions declared and paid represented $23,797,493 from ordinary income and $709,854 from tax return of capital. The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2021 of $15,794,187, or $0.40 per share. The tax character of the distributions declared and paid represented $15,541,807 from ordinary income and $252,380 from tax return of capital.

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2022 and 2021, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2022 and 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Capital in excess of par value	$-	$-
Accumulated net investment income	(430)	-
Accumulated net realized gain (loss)	430	-

At December 31, 2022 and 2021, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31, 2022	As of December 31, 2021
Other temporary book/tax differences	$(152,362)	$(172,677)
Net tax basis unrealized depreciation	(6,872,198)	(1,238,244)
Accumulated net realized loss	(2,500,103)	(3,353,867)
Components of tax distributable (loss) earnings at period end	$(9,524,663)	$(4,764,788)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2022.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2022, the Company has long-term capital loss carryforward of $2,500,103. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2022, 2021, and 2020 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2022, 2021, and 2020, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of December 31, 2022, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of December 31, 2022 and December 31, 2021, were 46,376,461 and 39,961,408, respectively.

On April 22, 2022, the Company issued a Tender Offer to repurchase $20.0 million worth of Common Stock from the stockholders. The Offer was accepted on May 20, 2022. On July 14, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the stockholders. The Offer was accepted on August 11, 2022. On October 13, 2022, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the stockholders. The Offer was accepted on November 21, 2022.

The following table summarizes activity in the number of Shares during the years ended December 31, 2022 and 2021:

	Common stock shares in issue
	Year Ended December 31, 2022	Year Ended December 31, 2021
Shares in issue, beginning of period	39,961,408	38,343,580
Common stock issued ($110,000,000 and $15,100,000, respectively)	11,746,415	1,617,823
Common stock repurchased ($50,000,000 and $0, respectively)	(5,331,370)	-
Issuance of common shares in connection with dividend reinvestment plan ($73 and $51, respectively)	8	5
Shares in issue, end of period	46,376,461	39,961,408

The following table details the activity of Stockholders’ Equity for the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334
Net investment income	-	-	23,817,808	23,817,808
Net realized gain from investment transactions	-	-	853,764	853,764
Net change in unrealized depreciation on investments	-	-	(5,633,954)	(5,633,954)
Issuance of shares	11,738	109,988,254	-	109,999,992
Repurchase of shares	(5,331)	(49,994,669)	-	(50,000,000)
Distributions to Stockholders	-	(709,854)	(23,797,493)	(24,507,347)
Reinvested Dividends	8	73	-	81
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678

Year Ended December 31, 2021	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2020	$38,343	$363,826,108	$(6,981,590)	$356,882,861
Net investment income	-	-	15,562,122	15,562,122
Net realized loss from investment transactions	-	-	(196,218)	(196,218)
Net change in unrealized appreciation on investments	-	-	2,392,705	2,392,705
Issuance of shares	1,613	15,098,382	-	15,099,995
Distributions to Stockholders	-	(252,380)	(15,541,807)	(15,794,187)
Reinvested Dividends	5	51	-	56
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2022, the Company had short-term borrowings outstanding of $13,178,611. For the year ended December 31, 2022, the Company recorded interest expense in connection with short-term borrowings of $712,005. For the year ended December 31, 2021, the Company had no short-term borrowings outstanding.

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

The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2022 and December 31, 2021:

Investment	Industry	December 31, 2022	December 31, 2021
PracticeTek, Senior Secured Delayed Draw Term Loan, 11.02% (LIBOR + 6.25%), maturity 11/23/27	High Tech Industries	$1,889,313	$2,862,595
Industrial Services Group, Senior Secured First Lien Delayed Draw Term Loan, 10.84% (SOFR + 6.25%), maturity 12/7/28	Services: Business	1,428,571	-
EdgeCo, Senior Secured Delayed Draw Term D Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 6/1/26	Banking, Finance, Insurance & Real Estate	1,200,000	-
VC3, Unitranche Delayed Draw Term Loan D, 9.84% (SOFR + 5.25%), maturity 3/12/27	Services: Business	1,176,923	-
Alera, Unitranche 2022 Delayed Draw Term Loan, 11.09% (SOFR + 6.50%), maturity 9/30/28	Banking, Finance, Insurance & Real Estate	1,173,333	-
Golden Source, Senior Secured Delayed Draw Term Loan, 10.09% (SOFR + 5.50%), maturity 5/12/28	High Tech Industries	938,967	-
InterMed, Senior Secured Revolving Loan, 11.09% (SOFR + 6.50%), maturity 12/24/28	Healthcare & Pharmaceuticals	863,931	-
Ned Stevens, Senior Secured Delayed Draw Term Loan, 11.34% (SOFR + 6.75%), maturity 11/1/29	Services: Consumer	846,172	-
Discovery Education, Senior Secured Delayed Draw Term Loan (First Lien), 10.34% (SOFR + 5.75%), maturity 4/6/29	Services: Business	807,692	-
CPI International, Senior Secured Delayed Draw Term Loan, 10.09% (SOFR + 5.50%), maturity 10/6/24	Aerospace & Defense	718,563	-
Cherry Bekaert, Senior Secured Delayed Draw Term Loan, 10.09% (SOFR + 5.50%), maturity 6/30/28	Banking, Finance, Insurance & Real Estate	687,983	-
Eliassen, Senior Secured Initial Delayed Draw Term Loan, 10.34% (SOFR + 5.75%), maturity 4/7/28	Services: Business	629,630	-
A1 Garage Door Service, Senior Secured Delayed Draw Term Loan, 11.09% (SOFR + 6.50%), maturity 12/23/28	Construction & Building	625,344	-
Industrial Services Group, Senior Secured Revolver, 10.84% (SOFR + 6.25%), maturity 12/7/28	Services: Business	571,429	-
RevHealth, Senior Secured Revolving Loan, 10.34% (SOFR + 5.75%), maturity 7/22/28	Healthcare & Pharmaceuticals	513,699	-
Vertellus, Senior Secured Revolving Credit Loan, 10.34% (SOFR + 5.75%), maturity 12/22/25	Chemicals, Plastics & Rubber	486,239	379,266
Golden Source, Senior Secured Revolving Loan, 10.09% (SOFR + 5.50%), maturity 5/12/28	High Tech Industries	469,484	-
CoolSys, Senior Secured Delayed Draw Term Loan, 9.52% (LIBOR + 4.75%), maturity 8/11/28	Services: Business	465,278	465,278
Advancing Eyecare, Senior Secured Initial Delayed Draw Term Loan, 10.34% (SOFR + 5.75%), maturity 6/29/29	Healthcare & Pharmaceuticals	462,000	-
Cherry Bekaert, Senior Secured Revolving Credit Loan, 10.09% (SOFR + 5.50%), maturity 6/30/28	Banking, Finance, Insurance & Real Estate	431,530	-
Blue Cloud, Senior Secured Delayed Draw Term Loan, 9.59% (SOFR + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	400,000	-
Micro Merchant Systems, Senior Secured Delayed Draw Term Loan, 10.34% (SOFR + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	370,370	-
InnovateMR, Senior Secured Revolving Loan, 10.27% (LIBOR + 5.50%), maturity 1/20/28	Services: Business	365,388	-
PracticeTek, Senior Secured Revolving Loan, 11.02% (LIBOR + 6.25%), maturity 11/23/27	High Tech Industries	357,824	357,824
Ned Stevens, Senior Secured Revolving Loan, 11.34% (SOFR + 6.75%), maturity 11/1/29	Services: Consumer	338,469	-
Evans Network, Senior Secured Delayed Draw Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 8/19/28	Transportation: Cargo	326,531	326,531
Burke Porter Group, Senior Secured Revolving Credit Loan, 10.59% (SOFR + 6.00%), maturity 7/29/28	Capital Equipment	308,344	-
Paragon Films, Senior Secured Delayed Draw Term Loan (First Lien), 9.77% (LIBOR + 5.00%), maturity 12/16/28	Containers, Packaging & Glass	297,030	297,030
MediaRadar, Senior Secured Revolving Loan, 10.59% (SOFR + 6.00%), maturity 7/22/28	Media: Advertising, Printing & Publishing	296,296	-
Cerity Partners, Senior Secured Initial Revolving Loan, 10.34% (SOFR + 5.75%), maturity 7/27/28	Banking, Finance, Insurance & Real Estate	286,738	-
Beta+, Senior Secured Revolving Credit Loan, 9.84% (SOFR + 5.25%), maturity 7/1/27	Banking, Finance, Insurance & Real Estate	276,289	-
A1 Garage Door Service, Senior Secured Revolving Loan, 11.09% (SOFR + 6.50%), maturity 12/23/28	Construction & Building	275,482	-
The Facilities Group, Senior Secured Delayed Draw Term Loan, 10.52% (LIBOR + 5.75%), maturity 11/30/27	Services: Business	266,185	758,671
Discovery Education, Senior Secured Revolving Credit Loan (First Lien), 10.34% (SOFR + 5.75%), maturity 4/7/28	Services: Business	230,769	-
Liberty Group, Senior Secured Revolving Loan, 10.34% (SOFR + 5.75%), maturity 6/9/28	Services: Business	227,273	-
Liberty Group, Senior Secured Delayed Draw Term Loan, 10.34% (SOFR + 5.75%), maturity 6/9/28	Services: Business	204,545	-
Radwell, Senior Secured Delayed Draw Term Loan, 10.34% (SOFR + 5.75%), maturity 4/1/29	Capital Equipment	200,001	-
USALCO, Senior Secured Revolving Loan, 10.77% (LIBOR + 6.00%), maturity 10/19/26	Chemicals, Plastics & Rubber	185,484	298,387
Alliance Environmental, Senior Secured Delayed Draw Term Loan, 10.77% (LIBOR + 6.00%), maturity 12/30/27	Environmental Industries	182,119	662,252
Blue Cloud, Senior Secured Revolving Loan, 9.59% (SOFR + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	177,273	-
Ivy Rehab, Senior Secured Delayed Draw Term Loan (First Lien), 9.34% (SOFR + 4.75%), maturity 4/23/29	Healthcare & Pharmaceuticals	176,471	-
Epic Staffing Group, Senior Secured Delayed Draw Term Loan, 10.59% (SOFR + 6.00%), maturity 6/28/29	Healthcare & Pharmaceuticals	174,419	-
Ivy Rehab, Senior Secured Revolving Credit Loan (First Lien), 9.34% (SOFR + 4.75%), maturity 4/21/28	Healthcare & Pharmaceuticals	168,350	-
EPIC Insurance, Senior Secured Revolving Loan, 10.02% (LIBOR + 5.25%), maturity 9/30/27	Banking, Finance, Insurance & Real Estate	161,841	125,909
Integro, Senior Secured 2022 Refinancing Term Loan (First Lien), 12.25% (Fixed), maturity 5/8/23	Banking, Finance, Insurance & Real Estate	161,041	-
Tank Holding, Senior Secured Revolving Credit Loan, 10.59% (SOFR + 6.00%), maturity 3/31/28	Capital Equipment	118,154	-
Community Brands, Senior Secured Delayed Draw Term Loan, 10.34% (SOFR + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	117,647	-
Hissho Sushi, Senior Secured Revolving Credit Loan, 10.59% (SOFR + 6.00%), maturity 5/18/28	Beverage, Food & Tobacco	114,286	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 9.77% (LIBOR + 5.00%), maturity 12/30/25	Transportation: Cargo	113,834	85,376
Micro Merchant Systems, Senior Secured Revolving Loan, 10.34% (SOFR + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	111,111	-
Cleaver Brooks, Senior Secured Revolving Loan, 10.34% (SOFR + 5.75%), maturity 7/31/28	Capital Equipment	107,692	-
FLS Transportation, Senior Secured Revolving Credit Loan, 10.02% (LIBOR + 5.25%), maturity 12/17/27	Transportation: Cargo	88,889	-
Insight Global, Senior Secured Revolving Loan, 10.77% (LIBOR + 6.00%), maturity 9/22/27	Services: Business	80,507	67,089
Radwell, Senior Secured Revolving Loan, 10.34% (SOFR + 5.75%), maturity 4/1/28	Capital Equipment	79,998	-
VC3, Senior Secured Revolving Credit, 9.84% (SOFR + 5.25%), maturity 3/12/27	Services: Business	76,923	-
CPS, Senior Secured Revolving Credit Loan, 10.52% (LIBOR + 5.75%), maturity 6/1/28	Healthcare & Pharmaceuticals	71,414	-
Applied Adhesives, Senior Secured Revolving Loan, 9.52% (LIBOR + 4.75%), maturity 3/12/27	Containers, Packaging & Glass	71,111	64,000
Omni Logistics, Senior Secured Tranche 2 DDTL (First Lien), 9.77% (LIBOR + 5.00%), maturity 12/30/26	Transportation: Cargo	68,750	118,750
Community Brands, Senior Secured Revolving Loan, 10.34% (SOFR + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	58,824	-
Keter Environmental Services, Unitranche Revolving Loan, 11.27% (LIBOR + 6.50%), maturity 10/29/27	Environmental Industries	50,160	-
Magnate, Senior Secured Delayed Draw Term Loan (First Lien), 10.27% (LIBOR + 5.50%), maturity 12/29/28	Transportation: Cargo	36,607	-
Applied Adhesives, Senior Secured Delayed Draw Term Loan, 9.52% (LIBOR + 4.75%), maturity 3/12/27	Containers, Packaging & Glass	27,721	62,963
EPIC Insurance, Senior Secured Delayed Draw Term Loan, 10.02% (LIBOR + 5.25%), maturity 9/29/28	Banking, Finance, Insurance & Real Estate	21,877	241,379
Forefront, Senior Secured Delayed Draw Term Loan, 8.84% (SOFR + 4.25%), maturity 4/1/29	Healthcare & Pharmaceuticals	17,551	-
Alliance Environmental, Senior Secured Revolving Loan, 10.77% (LIBOR + 6.00%), maturity 12/30/27	Environmental Industries	16,556	331,126
BlueHalo, Senior Secured Revolving Loan, 10.77% (LIBOR + 6.00%), maturity 10/31/25	Aerospace & Defense	7,786	73,967
American Vision Partners, Senior Secured Initial DDTL Loan, 10.52% (LIBOR + 5.75%), maturity 9/30/27	Healthcare & Pharmaceuticals	-	1,453,488
InMark, Senior Secured Initial Delayed Draw Term Loan Retired 06/30/2022, 10.59% (SOFR + 6.00%), maturity 12/23/26	Containers, Packaging & Glass	-	1,250,000
Advarra, Senior Secured Initial Revolving Loan (First Lien) Retired 08/24/2022, 9.02% (LIBOR + 4.25%), maturity 7/9/24	Healthcare & Pharmaceuticals	-	761,905
AmeriVet, Senior Secured Fifth Amendment Delayed Draw Term Loan, 9.52% (LIBOR + 4.75%), maturity 6/5/24	Healthcare & Pharmaceuticals	-	536,000
Brook & Whittle, Senior Secured Delayed Draw Term Loan (First Lien) Retired 08/31/2022, 8.59% (SOFR + 4.00%), maturity 12/14/28	Containers, Packaging & Glass	-	529,101
Therapy Brands, Senior Secured Delayed Draw Term Loan (First Lien) Retired 12/21/2022, 8.77% (LIBOR + 4.00%), maturity 5/18/28	Healthcare & Pharmaceuticals	-	382,979
Dessert Holdings, Senior Secured Delayed Draw Term Loan (First Lien) Retired 10/28/2022, 8.77% (LIBOR + 4.00%), maturity 6/9/28	Beverage, Food & Tobacco	-	281,250
Capstone Logistics, Senior Secured Initial DDTL Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 11/12/27	Transportation: Cargo	-	221,132
Service Logic, Senior Secured Delayed Draw Term Loan (First Lien) Retired 10/28/2022, 8.77% (LIBOR + 4.00%), maturity 10/29/27	Services: Business	-	196,154
Ned Stevens, Senior Secured Revolving Loan Retired 07/01/2022, 9.52% (LIBOR + 4.75%), maturity 9/30/24	Services: Consumer	-	130,719
Alpaca, Senior Secured Revolver, 9.77% (LIBOR + 5.00%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	129,426
Therma Holdings, Senior Secured Initial DDTL (2021), 8.52% (LIBOR + 3.75%), maturity 12/16/27	Services: Business	-	96,880
Gastro Health, Senior Secured Delayed Draw Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 7/3/28	Healthcare & Pharmaceuticals	-	94,975
Tekni-Plex, Senior Secured Tranche B-3 DDTL Term Loan Retired 12/30/2022, 8.77% (LIBOR + 4.00%), maturity 9/15/28	Containers, Packaging & Glass	-	84,681
Flow Control Group, Senior Secured Amendment No. 1 Delayed Draw Term Loan (First Lien) Retired 03/31/2022, 8.52% (LIBOR + 3.75%), maturity 3/31/28	Capital Equipment	-	77,083
Alpaca, Senior Secured Delayed Draw Term A Loan, 10.02% (LIBOR + 5.25%), maturity 4/19/24	Healthcare & Pharmaceuticals	-	66,723
ImageFirst, Senior Secured Delayed Draw Tranche A Term Loan Retired 01/07/2022, 9.27% (LIBOR + 4.50%), maturity 4/27/28	Healthcare & Pharmaceuticals	-	22,727
Solis Mammography, Senior Secured Delayed Draw Term Loan (First Lien) Retired 10/19/2022, 9.52% (LIBOR + 4.75%), maturity 4/17/28	Healthcare & Pharmaceuticals	-	20,000
		$24,258,010	$13,913,615

Unfunded commitments represent all amounts unfunded as of December 31, 2022 and 2021. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Per Share Data:
Net asset value, beginning of period	$9.36	$9.31	$9.44	$9.46	$9.51
Net investment income(a)	0.53	0.39	0.42	0.52	0.52
Net realized gain (loss) on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	(0.11)	0.06	(0.12)	(0.02)	(0.04)
Net increase in net assets resulting from operations	$0.42	$0.45	$0.30	$0.50	$0.48

Effect of equity capital activity
Distributions to stockholders from net investment income	(0.53)	(0.39)	(0.42)	(0.52)	(0.52)
Distributions to stockholders from capital gains	-	-	-	-	(0.01)
Distributions to stockholders from return of capital	(0.01)	(0.01)	(0.01)	-	-
Net asset value at end of period	$9.24	$9.36	$9.31	$9.44	$9.46
Total return(c)	4.45%	4.84%	3.22%	5.18%	4.94%
Shares of common stock outstanding at end of period	46,376,461	39,961,408	38,343,580	35,109,246	28,269,649

Statement of Assets and Liabilities Data:
Net assets at end of period	$428,477,678	$373,947,334	$356,882,861	$331,399,673	$267,423,235
Average net assets(d)	419,846,471	372,049,959	350,696,066	316,110,129	241,057,371

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets(e)	2.39%	1.61%	1.92%	2.32%	2.26%
Ratio of net expenses to average net assets(f)	1.39%	1.05%	1.10%	1.29%	1.25%
Ratio of net investment income to average net assets	5.67%	4.18%	4.54%	5.37%	5.21%
Portfolio turnover	4.94%	4.15%	4.76%	2.91%	0.66%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.

Note 11. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2022	Quarter Ended December 31, 2021	Quarter Ended December 31, 2020
Statement of Operations Data:
Income
Total investment income	$9,752,434	$4,924,605	$4,721,825
Expenses
Net expense	1,806,164	983,103	985,548
Net investment income	7,946,270	3,941,502	3,736,277
Net realized gain (loss) on investments	422,684	253,950	(1,444,110)
Net change in unrealized (depreciation) appreciation on investments	(1,034,430)	23,299	4,948,268
Net increase in net assets resulting from operations	$7,334,524	$4,218,751	$7,240,435

Per Share Data:
Net investment income per common share - basic and diluted(a)	$0.21	$0.10	$0.10
Net increase in net assets resulting from operations per common share - basic and diluted(a)	0.16	0.11	0.19
Distributions declared per common share	0.34	0.20	0.21

Statement of Assets and Liabilities Data:
Total assets	$443,650,195	$415,183,495	$360,602,977
Total liabilities	15,172,517	41,236,161	3,720,116
Net assets	428,477,678	373,947,334	356,882,861
Net asset value per common share	9.24	9.36	9.31
Common shares outstanding	46,376,461	39,961,408	38,343,580
Weighted common shares outstanding - basic and diluted	45,106,946	39,961,406	38,343,578

Other Data:
Number of portfolio investments	252	251	216
Average investment amount(b)	$1,697,226	$1,610,728	$1,661,994
Percentage of investments at floating rates(b)	99.41%	100.00%	99.39%

(a)	Per share data is based on weighted average common stock outstanding for both basic and diluted.
(b)	Based on cost of investments.

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

Note 14. Subsequent Events

Subsequent to December 31, 2022 through March 20, 2023, the Company invested $4,512,369 at cost in 27 different portfolio companies.

On January 9, 2023, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock. The Offer was accepted on February 7, 2023.

On March 8, 2023, the Company adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The adopted rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “ Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this annual report:

1. Financial Statements – refer to “Item 8. Financial Statements and Supplementary Data” starting on page 74

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

Audax Credit BDC Inc.

Date: March 20, 2023	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer

Date: March 20, 2023	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2023	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

Date: March 20, 2023	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: March 20, 2023	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 20, 2023	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 20, 2023	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 20, 2023	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director