Form 10-Q
period 2023-03-31
Audax Credit BDC Inc.
filed 2023-05-12
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 43,159,035 shares of common stock, par value $0.001 per share, outstanding as of May 12, 2023.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2023 and December 31, 2022

(Expressed in U.S. Dollars)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $406,272,865 and $427,700,856, respectively)	$398,843,940	$420,828,658
Cash and cash equivalents	32,284,422	15,923,163
Interest receivable	2,441,253	2,421,871
Receivable from bank loan repayment	126,627	61,072
Other assets	168,750	-
Receivable from investments sold	-	4,415,431
Total assets	$433,864,992	$443,650,195

Liabilities
Payable for short-term borrowings(a)	$8,724,062	$13,178,611
Payable for investments purchased	1,677,500	-
Fees due to investment advisor, net of waivers(b)	1,164,564	1,137,309
Fee due to administrator(b)	66,250	66,250
Accrued expenses and other liabilities	912,803	790,347
Total liabilities	$12,545,179	$15,172,517
Commitments and contingencies(c)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 44,753,084 and 46,376,461 shares issued and outstanding, respectively	$44,753	$46,376
Capital in excess of par value	422,957,588	437,955,965
Total distributable loss	(1,682,528)	(9,524,663)
Total Net Assets	$421,319,813	$428,477,678

Net Asset Value per Share of Common Stock at End of Period	$9.41	$9.24

Shares Outstanding	44,753,084	46,376,461

(a)	Refer to Note 8-Borrowings for additional information.
(b)	Refer to Note 4-Related Party Transactions for additional information.
(c)	Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Investment Income
Interest income
Non-Control/Non-Affiliate	$10,011,292	$5,389,818
Other	64,550	384
Total interest income	10,075,842	5,390,202
Other income
Non-Control/Non-Affiliate	62,635	38,118
Total income	10,138,477	5,428,320

Expenses
Base management fee(a)	$1,108,854	$1,038,439
Incentive fee(a)	1,333,105	426,322
Interest expense(b)	227,652	41,166
Professional fees	98,636	81,675
Other expenses	74,766	79,177
Administrative fee(a)	66,250	66,250
Directors' fees	63,750	56,250
Expenses before waivers from investment adviser and administrator	2,973,013	1,789,279
Base management fee waivers(a)	(388,099)	(363,454)
Incentive fee waivers(a)	(889,296)	(383,690)
Total expenses, net of waivers	1,695,618	1,042,135
Net Investment Income	8,442,859	4,386,185

Realized and Unrealized (Loss) Gain on Investments
Net realized (loss) gain on investments	(43,997)	225,786
Net change in unrealized depreciation on investments	(556,727)	(1,566,163)
Net realized and unrealized loss on investments	(600,724)	(1,340,377)

Net Increase in Net Assets Resulting from Operations	$7,842,135	$3,045,808

Basic and Diluted per Share of Common Stock:
Net investment income	$0.19	$0.10
Net increase in net assets resulting from operations	$0.17	$0.07

Weighted average shares of common stock outstanding basic and diluted	45,420,472	42,774,798

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operations
Net investment income	$8,442,859	$4,386,185
Net realized (loss) gain on investments	(43,997)	225,786
Net change in unrealized depreciation on investments	(556,727)	(1,566,163)
Net increase in net assets resulting from operations	7,842,135	3,045,808

Capital Share Transactions:
Issuance of common stock	-	30,000,000
Repurchases of common stock	(15,000,000)	-
Net increase in net assets from capital share transactions	(15,000,000)	30,000,000

Net (Decrease) Increase in Net Assets	(7,157,865)	33,045,808
Net Assets, Beginning of Period	428,477,678	373,947,334
Net Assets, End of Period	$421,319,813	$406,993,142

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,842,135	$3,045,808
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	43,997	(225,786)
Net change in unrealized depreciation on investments	556,727	1,566,163
Accretion of original issue discount interest and payment-in-kind interest	(253,136)	(206,238)
Decrease in receivable from investments sold	4,415,431	-
Increase in interest receivable	(19,382)	(469,597)
Increase in receivable from bank loan repayment	(65,555)	(70,746)
Increase in other assets	(168,750)	(157,500)
Increase in accrued expenses and other liabilities	122,456	93,284
Increase in fees due to investment advisor(a)	27,255	783,868
(Increase) decrease in payable for investments purchased	1,677,500	(16,634,436)

Investment activity:
Investments purchased	(8,376,737)	(33,568,785)
Proceeds from investments sold	9,262,833	4,047,932
Repayment of bank loans	20,751,034	12,318,646
Total investment activity	21,637,130	(17,202,207)

Net cash provided by (used in) operating activities	35,815,808	(29,477,387)

Cash flows from financing activities:
Issuance of shares of common stock	-	30,000,000
Repurchases of shares of common stock	(15,000,000)	-
Repayments of short-term borrowings(b)	(4,454,549)	-

Net cash (used in) provided by financing activities	(19,454,549)	30,000,000

Net increase in cash and cash equivalents	16,361,259	522,613

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	15,923,163	11,058,796

Cash and cash equivalents, end of period	$32,284,422	$11,581,409

Supplemental cash flow information Interest paid on short-term financing	$119,524	$41,166

Supplemental non-cash information Payment-in-kind ("PIK") interest income	$87,506	$61,319

(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (93.8%)(g)(h)(i):

Healthcare & Pharmaceuticals
American Vision Partners, Unitranche Initial Term Loan, 10.94% (LIBOR + 5.75%), maturity 9/30/27(j)	9/22/2021	$4,935,901	$4,867,782	$4,789,706
RevHealth, Unitranche Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 7/22/28(j)	7/22/2022	4,259,418	4,180,330	4,168,698
Radiology Partners, Senior Secured Term B Loan (First Lien), 9.44% (LIBOR + 4.25%), maturity 7/9/25	6/28/2018	4,215,792	4,360,152	3,793,548
Young Innovations, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 11/7/24	11/6/2017	3,706,381	3,700,647	3,660,052
PharMedQuest, Unitranche Term A Loan, 10.41% (SOFR + 5.50%), maturity 11/6/24(j)	11/6/2019	3,278,398	3,276,101	3,266,993
InHealth Medical Alliance, Unitranche Initial Term Loan, 8.41% (SOFR + 3.50%), 3.50% PIK, maturity 6/28/28	6/25/2021	3,526,186	3,497,787	3,173,567
InterMed, Unitranche Initial Term Loan, 11.41% (SOFR + 6.50%), maturity 12/24/29(j)	12/22/2022	3,023,758	2,938,440	2,963,585
Waystar, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 10/22/26(k)	9/19/2019	2,912,443	2,907,844	2,907,448
Advancing Eyecare, Senior Secured Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 6/29/29	5/27/2022	2,525,310	2,461,363	2,518,997
Premise Health, Senior Secured Initial Term Loan (First Lien), 8.41% (SOFR + 3.50%), maturity 7/10/25	8/15/2018	2,253,110	2,256,549	2,247,477
Soliant, Senior Secured Initial Term Loan, 9.19% (LIBOR + 4.00%), maturity 3/31/28	3/26/2021	2,115,249	2,100,755	2,115,249
nThrive, Senior Secured Initial Loan (Second Lien), 11.94% (LIBOR + 6.75%), maturity 12/17/29	11/19/2021	2,000,000	1,976,551	1,977,500
CPS, Unitranche Closing Date Term Loan, 10.69% (LIBOR + 5.50%), maturity 6/1/28(j)	5/18/2022	1,943,754	1,939,304	1,943,754
Gastro Health, Senior Secured Initial Term Loan (First Lien), 9.69% (LIBOR + 4.50%), maturity 7/3/28	7/2/2021	1,970,538	1,961,132	1,916,348
Avalign Technologies, Senior Secured Initial Term Loan (First Lien), 9.41% (SOFR + 4.50%), maturity 12/22/25	12/19/2018	1,915,000	1,913,906	1,881,488
Therapy Brands, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 5/18/28	5/12/2021	1,858,544	1,850,838	1,826,020
Advanced Diabetes Supply, Senior Secured First Incremental Term Loan, 10.16% (SOFR + 5.25%), maturity 12/30/27	7/13/2021	1,848,968	1,833,633	1,821,233
Press Ganey, Senior Secured Initial Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 7/24/26(k)	7/23/2019	1,930,000	1,933,010	1,807,570
Upstream Rehabilitation, Senior Secured August 2021 Incremental Term Loan (First Lien), 9.16% (SOFR + 4.25%), maturity 11/20/26	10/24/2019	1,946,578	1,944,178	1,728,401
Blue Cloud, Senior Secured Closing Date Term Loan, 9.91% (SOFR + 5.00%), maturity 1/21/28	12/13/2021	1,485,000	1,464,689	1,459,013
Quantum Health, Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien), 9.69% (LIBOR + 4.50%), maturity 12/22/27	12/18/2020	1,473,750	1,457,213	1,444,275
Mission Vet Partners, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 4/27/28	12/15/2021	1,477,500	1,465,148	1,414,706
Symplr, Senior Secured Initial Term Loan (First Lien), 9.41% (SOFR + 4.50%), maturity 12/22/27	11/23/2020	1,470,000	1,453,494	1,322,768
Ivy Rehab, Senior Secured Initial Term Loan (First Lien), 9.66% (SOFR + 4.75%), maturity 4/23/29	3/11/2022	1,280,605	1,257,487	1,264,597
Tecomet, Senior Secured 2017 Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 5/1/24	1/10/2019	1,140,692	1,140,627	1,109,323
Solis Mammography, Senior Secured Initial Term Loan (First Lien), 9.94% (LIBOR + 4.75%), maturity 4/17/28	4/1/2021	1,067,232	1,059,427	1,059,228
Cirtec Medical, Senior Secured (USD) Initial Term Loan, 11.16% (SOFR + 6.25%), maturity 1/24/29	1/30/2023	1,000,000	968,055	992,500
Solis Mammography, Senior Secured Initial Term Loan (Second Lien), 13.19% (LIBOR + 8.00%), maturity 4/16/29	4/1/2021	1,000,000	987,992	992,500
Micro Merchant Systems, Unitranche Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 12/14/27	3/2/2022	990,000	980,283	985,050
Wedgewood, Senior Secured Initial Term Loan, 9.16% (SOFR + 4.25%), maturity 3/31/28	2/24/2021	985,000	976,895	985,000
nThrive, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 12/18/28	11/19/2021	990,000	986,250	980,100
Forefront, Senior Secured Closing Date Term Loan, 9.16% (SOFR + 4.25%), maturity 4/1/29	3/23/2022	988,021	972,529	978,141
Allied Benefit Systems, Senior Secured Initial Term B Loan, 9.69% (LIBOR + 4.50%), maturity 11/18/26	10/21/2020	977,500	967,671	970,169
Epic Staffing Group, Senior Secured Initial Term Loan, 10.91% (SOFR + 6.00%), maturity 6/28/29	6/27/2022	819,390	763,167	817,341
UDG, Senior Secured Initial Dollar Term Loan (First Lien), 9.44% (LIBOR + 4.25%), maturity 8/19/28(k)(l)	8/6/2021	631,875	627,302	621,607
ImageFirst, Senior Secured Initial Term Loan, 9.69% (LIBOR + 4.50%), maturity 4/27/28	4/26/2021	603,239	600,888	598,714
Western Dental, Senior Secured 2022 Incremental Term Loan, 10.44% (LIBOR + 5.25%), maturity 8/18/28	6/21/2022	496,250	487,343	483,844
AccentCare, Senior Secured 2021 Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 6/22/26	6/15/2021	491,250	491,250	478,969
MedRisk, Senior Secured Initial Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 5/10/28(k)	4/1/2021	492,500	488,477	475,918
Confluent Health, Senior Secured Amendment No. 1 Term Loan, 12.41% (SOFR + 7.50%), maturity 11/28/28(k)	4/11/2023	500,000	465,000	465,000
Press Ganey, Senior Secured 2020 Incremental Term Loan (First Lien) Retired 05/25/2021, 8.94% (LIBOR + 3.75%), maturity 7/24/26(k)	10/1/2020	490,022	486,644	458,937
MyEyeDr, Senior Secured Initial Term Loan (First Lien), 9.44% (LIBOR + 4.25%), maturity 8/31/26(k)	8/2/2019	519,965	517,591	458,513
RMP & MedA/Rx, Senior Secured Term Loan, 9.41% (SOFR + 4.50%), maturity 2/6/25	3/22/2021	459,375	456,092	454,781
RMP & MedA/Rx, Senior Secured Term Loan (First Lien), 9.16% (SOFR + 4.25%), maturity 2/6/25	2/27/2017	391,962	391,969	388,042
RevHealth, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 7/22/28(j)	1/24/2023	107,877	107,877	105,579
Blue Cloud, Senior Secured Revolving Loan, 9.91% (SOFR + 5.00%), maturity 1/21/28	12/14/2022	72,727	72,727	71,455
CPS, Senior Secured Revolving Credit Loan, 10.69% (LIBOR + 5.50%), maturity 6/1/28(j)	5/18/2022	-	(714)	-
Ivy Rehab, Senior Secured Revolving Credit Loan (First Lien), 9.66% (SOFR + 4.75%), maturity 4/21/28	3/11/2022	-	(3,367)	-
InterMed, Senior Secured Revolving Loan, 11.41% (SOFR + 6.50%), maturity 12/24/28(j)	12/22/2022	-	(21,598)	-

Services: Business
LegalShield, Senior Secured Initial Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 12/15/28(k)	12/7/2021	4,455,000	4,417,214	4,391,427
InnovateMR, Unitranche Initial Term Loan, 11.19% (LIBOR + 6.00%), maturity 1/20/28(j)	12/16/2021	4,194,210	4,132,070	4,142,955
CoAdvantage, Senior Secured Initial Term Loan (First Lien), 10.19% (LIBOR + 5.00%), maturity 9/23/25(m)	9/26/2019	3,860,000	3,841,363	3,860,000
RevSpring, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 10/11/25(m)	10/5/2018	3,830,000	3,827,927	3,830,000
Eliassen, Unitranche Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 4/7/28	3/31/2022	3,353,519	3,301,749	3,336,751
Veritext, Senior Secured Initial Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 8/1/25	8/14/2018	3,070,998	3,056,927	3,063,321
Discovery Education, Unitranche Initial Term Loan (First Lien), 10.66% (SOFR + 5.75%), maturity 4/6/29	3/25/2022	2,985,000	2,939,820	2,970,075
Fleetwash, Senior Secured Incremental Term Loan, 9.66% (SOFR + 4.75%), maturity 10/1/24	9/25/2018	2,865,844	2,857,427	2,844,350
The Facilities Group, Unitranche Initial Term Loan, 10.94% (LIBOR + 5.75%), maturity 11/30/27	12/10/2021	2,800,116	2,774,484	2,772,115
Industrial Services Group, Unitranche Initial Term Loan, 11.16% (SOFR + 6.25%), maturity 12/7/28(j)	12/7/2022	2,755,000	2,651,902	2,693,656
Service Logic, Senior Secured Closing Date Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 10/29/27	10/23/2020	2,529,117	2,510,392	2,516,471
CoolSys, Senior Secured Closing Date Initial Term Loan, 9.94% (LIBOR + 4.75%), maturity 8/11/28	8/4/2021	2,557,899	2,532,391	2,506,741
Duff & Phelps, Senior Secured Initial Dollar Term Loan (First Lien), 8.66% (SOFR + 3.75%), maturity 4/9/27(k)	3/6/2020	2,431,250	2,417,414	2,360,343
TRC Companies, Senior Secured Initial Term Loan (Second Lien), 11.94% (LIBOR + 6.75%), maturity 12/7/29	11/19/2021	2,000,000	1,980,000	1,980,000
ECi Software, Senior Secured Initial Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 11/9/27(k)	9/17/2020	1,955,000	1,948,852	1,914,434
Veregy, Senior Secured Initial Term Loan, 11.19% (LIBOR + 6.00%), maturity 11/3/27	11/2/2020	1,955,000	1,913,330	1,906,125
Liberty Group, Unitranche Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 6/9/28(j)	6/6/2022	1,940,227	1,903,213	1,901,738
Mediaocean, Senior Secured Initial Term Loan, 8.41% (SOFR + 3.50%), maturity 12/15/28(k)	12/9/2021	1,980,000	1,963,267	1,880,178
InnovateMR, Unitranche First Amendment Term Loan, 11.69% (LIBOR + 6.50%), maturity 1/20/28(j)	12/23/2022	1,881,564	1,824,025	1,858,571
Insight Global, Unitranche Closing Date Term Loan, 11.19% (LIBOR + 6.00%), maturity 9/22/28	9/22/2021	1,477,500	1,451,843	1,477,500
Addison Group, Senior Secured Initial Term Loan, 9.16% (SOFR + 4.25%), maturity 12/29/28	1/19/2022	1,485,000	1,481,800	1,473,863
OSG Billing Services, Senior Secured Amended and Restated Term A Loan, 10.41% (SOFR + 5.50%), 1.50% PIK, maturity 6/26/26	8/31/2022	1,443,704	1,441,970	1,111,652
Veritext, Senior Secured Initial Term Loan (Second Lien), 11.94% (LIBOR + 6.75%), maturity 7/31/26	8/14/2018	1,000,000	997,442	997,500
Vistage, Senior Secured Initial Term Loan, 10.16% (SOFR + 5.25%), maturity 7/13/29	7/18/2022	995,000	969,630	990,025
trustaff, Senior Secured Initial Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 3/6/28	12/9/2021	984,925	982,871	984,925
Divisions Maintenance Group, Senior Secured Term B Loan, 9.94% (LIBOR + 4.75%), maturity 5/27/28	5/21/2021	985,000	977,191	977,613
Health Management Associates, Senior Secured Term Loan A, 11.16% (SOFR + 6.25%), maturity 3/31/29(k)	3/31/2023	1,000,000	964,671	970,000
Secretariat International, Senior Secured Initial Term Loan (First Lien), 9.94% (LIBOR + 4.75%), maturity 12/29/28	12/16/2021	973,250	968,964	963,517
TRC Companies, Senior Secured Initial Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 12/8/28(k)	11/19/2021	990,025	985,866	961,151
eResearch, Senior Secured Initial Term Loan (First Lien), 9.69% (LIBOR + 4.50%), maturity 2/4/27(k)	12/1/2020	977,393	977,393	924,863
WIRB-Copernicus Group, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 1/8/27(k)	12/13/2019	972,500	966,803	921,449
Diversified, Senior Secured Initial Term Loan, 9.91% (SOFR + 5.00%), 1.50% PIK, maturity 12/23/23	4/19/2019	904,750	903,454	875,346
Accolite, Senior Secured Initial Term Loan, 10.91% (SOFR + 6.00%), maturity 4/10/29(k)	3/31/2023	750,000	727,500	727,500

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h)(i) (Continued):

Services: Business (continued)
VC3, Senior Secured Delayed Draw Term Loan D, 10.16% (SOFR + 5.25%), maturity 3/12/27(j)	9/16/2022	$742,423	$694,346	$713,736
Therma Holdings, Senior Secured Initial Term Loan (2021), 8.94% (LIBOR + 3.75%), maturity 12/16/27(k)	12/11/2020	588,852	587,028	580,755
System One, Senior Secured Initial Term Loan, 8.91% (SOFR + 4.00%), maturity 3/2/28	1/28/2021	491,250	489,460	488,794
Engineering Solutions, Senior Secured Term Loan (First Lien), 11.91% (SOFR + 7.00%), maturity 4/1/30(k)	3/31/2023	500,000	485,000	485,000
Industrial Services Group, Senior Secured Revolving Loan, 11.16% (SOFR + 6.25%), maturity 12/7/28(j)	12/7/2022	95,238	78,095	93,117
Health Management Associates, Senior Secured Revolving Loan, 11.16% (SOFR + 6.25%), maturity 3/31/29(k)	3/31/2023	-	(2,131)	-
VC3, Senior Secured Revolving Credit, 10.16% (SOFR + 5.25%), maturity 3/12/27(j)	7/21/2022	-	(2,692)	-
Discovery Education, Senior Secured Revolving Credit Loan (First Lien), 10.66% (SOFR + 5.75%), maturity 4/7/28	3/25/2022	-	(4,038)	-
Liberty Group, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 6/9/28(j)	6/6/2022	-	(4,545)	-

High Tech Industries
Netsmart, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 10/1/27(k)	9/29/2020	3,430,000	3,419,539	3,394,637
Golden Source, Unitranche Initial Term Loan, 10.41% (SOFR + 5.50%), maturity 5/12/28(j)	3/25/2022	3,444,514	3,373,232	3,378,952
Planview, Senior Secured Closing Date Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 12/17/27(k)	12/11/2020	2,599,054	2,577,765	2,468,568
Idera, Senior Secured Term B-1 Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 3/2/28(k)	6/27/2017	2,566,580	2,566,589	2,455,896
Ivanti Software, Senior Secured 2021 Specified Refinancing Term Loan (First Lien), 9.44% (LIBOR + 4.25%), maturity 12/1/27(k)	11/20/2020	2,955,150	2,924,088	2,437,216
Flexera, Senior Secured Term B-1 Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 3/3/28(k)	2/16/2020	2,352,123	2,352,123	2,322,721
PracticeTek, Unitranche Initial Term Loan, 10.44% (LIBOR + 5.25%), maturity 11/23/27(j)	11/22/2021	2,376,956	2,326,395	2,318,177
Precisely, Senior Secured Third Amendment Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 4/24/28(k)	3/19/2021	2,462,500	2,451,790	2,197,781
Barracuda, Senior Secured Initial Term Loan (Second Lien), 11.91% (SOFR + 7.00%), maturity 5/31/30	5/17/2022	2,000,000	1,940,000	1,980,000
Sophos, Senior Secured Dollar Tranche Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 3/5/27(k)(o)	1/16/2020	1,945,027	1,878,025	1,930,440
QuickBase, Senior Secured Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 4/2/26	3/29/2019	1,925,000	1,920,863	1,900,938
Intermedia, Senior Secured New Term Loan (First Lien), 11.19% (LIBOR + 6.00%), maturity 7/21/25	7/13/2018	1,915,000	1,909,695	1,876,700
HelpSystems, Senior Secured Term Loan, 8.91% (SOFR + 4.00%), maturity 11/19/26	12/19/2019	1,964,663	1,959,217	1,856,361
OEConnection, Senior Secured Initial Term Loan, 9.19% (LIBOR + 4.00%), maturity 9/25/26	9/24/2019	1,588,180	1,584,527	1,580,239
Bomgar, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 4/18/25(k)	5/25/2018	1,606,294	1,610,255	1,575,509
Digital Room, Senior Secured Closing Date Term Loan (First Lien), 10.44% (LIBOR + 5.25%), maturity 12/21/28	12/16/2021	1,485,000	1,472,340	1,470,150
SmartBear, Senior Secured Initial Term Loan (First Lien), 9.44% (LIBOR + 4.25%), maturity 3/3/28	11/20/2020	982,500	974,834	977,588
WellSky, Senior Secured Incremental Term B-1 Loan (First Lien), 10.66% (SOFR + 5.75%), maturity 3/10/28	8/16/2022	995,000	967,288	972,613
ORBCOMM, Senior Secured Closing Date Term Loan (First Lien), 9.44% (LIBOR + 4.25%), maturity 9/1/28	6/17/2021	985,000	980,814	952,988
Imperva, Senior Secured Term Loan, 9.19% (LIBOR + 4.00%), maturity 1/12/26	9/23/2020	973,453	968,119	941,816
Infoblox, Senior Secured Initial Term Loan (First Lien), 8.66% (SOFR + 3.75%), maturity 12/1/27(k)	10/7/2020	982,500	979,224	913,312
Barracuda, Senior Secured Initial Term Loan (First Lien), 9.41% (SOFR + 4.50%), maturity 5/31/29(k)	5/17/2022	498,750	484,734	481,451
DigiCert, Senior Secured Initial Term Loan (First Lien), 8.91% (SOFR + 4.00%), maturity 10/16/26(k)	3/13/2020	485,000	469,089	475,984
Cloudera, Senior Secured Initial Term Loan (First Lien), 8.66% (SOFR + 3.75%), maturity 10/8/28(k)	8/10/2021	495,000	490,892	473,963
PracticeTek, Senior Secured Revolving Loan, 10.44% (LIBOR + 5.25%), maturity 11/23/27(j)	11/22/2021	-	(7,156)	-
Golden Source, Senior Secured Revolving Loan, 10.41% (SOFR + 5.50%), maturity 5/12/28(j)	8/22/2022	-	(9,390)	-

Containers, Packaging & Glass
InMark, Unitranche Incremental Term Loan, 10.91% (SOFR + 6.00%), maturity 12/23/26(j)	12/10/2021	6,403,679	6,290,130	6,373,564
Transcendia, Senior Secured 2017 Refinancing Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 5/30/24	5/11/2017	3,309,350	3,305,891	3,143,882
Brook & Whittle, Senior Secured Initial Term Loan (First Lien), 8.91% (SOFR + 4.00%), maturity 12/14/28	12/9/2021	3,123,365	3,100,691	3,123,365
Anchor Packaging, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 7/18/26	7/17/2019	2,484,291	2,476,895	2,478,081
PCI, Senior Secured Term B Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 11/30/27(k)	9/25/2020	2,437,719	2,430,972	2,388,100
Paragon Films, Senior Secured Closing Date Term Loan (First Lien), 10.19% (LIBOR + 5.00%), maturity 12/16/28	12/15/2021	1,980,000	1,961,731	1,970,100
Resource Label Group, Senior Secured Closing Date Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 7/7/28	7/2/2021	1,856,250	1,848,572	1,856,250
Intertape Polymer, Senior Secured Initial Term Loan (First Lien), 9.66% (SOFR + 4.75%), maturity 6/28/28(p)	6/15/2022	1,990,000	1,918,937	1,844,173
TricorBraun, Senior Secured Closing Date Initial Term Loan (First Lien), 8.44% (LIBOR + 3.25%), maturity 3/3/28(k)	1/29/2021	1,805,787	1,798,545	1,767,414
Potters Industries, Senior Secured Initial Term Loan, 9.19% (LIBOR + 4.00%), maturity 12/14/27	11/19/2020	1,470,000	1,460,195	1,458,975
Technimark, Senior Secured Initial Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 7/7/28	6/30/2021	1,473,750	1,467,858	1,440,591
Tekni-Plex, Senior Secured Tranche B-3 Initial Term Loan, 9.19% (LIBOR + 4.00%), maturity 9/15/28(k)	7/29/2021	1,125,363	1,123,159	1,090,724
Novolex, Senior Secured Term B Loan (First Lien), 9.16% (SOFR + 4.25%), maturity 4/13/29(k)	3/30/2022	992,500	971,178	971,533
Lacerta, Senior Secured Term Loan, 10.69% (LIBOR + 5.50%), maturity 12/30/26	2/8/2021	977,500	969,585	967,725
Pregis, Senior Secured Initial Term Loan (First Lien), 8.66% (SOFR + 3.75%), maturity 7/31/26(k)	7/25/2019	967,500	966,259	946,215
Applied Adhesives, Senior Secured Term A Loan, 9.69% (LIBOR + 4.50%), maturity 3/12/27	3/12/2021	619,917	615,285	618,367
Five Star Packaging, Senior Secured Initial Term Loan (First Lien), 9.16% (SOFR + 4.25%), maturity 5/5/29(k)	4/27/2022	497,500	490,850	492,214
Golden West Packaging, Senior Secured Initial Term Loan, 10.44% (LIBOR + 5.25%), maturity 12/1/27	11/29/2021	487,500	483,377	486,281
Pregis, Senior Secured Third Amendment Refinancing Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 7/31/26(k)	12/9/2020	492,500	490,862	480,343
Applied Adhesives, Senior Secured Revolving Loan, 9.94% (LIBOR + 4.75%), maturity 3/12/27	3/12/2021	-	(616)	-

Banking, Finance, Insurance & Real Estate
Cerity Partners, Unitranche Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 7/27/29	7/28/2022	4,636,201	4,565,395	4,636,201
Confluence, Senior Secured Initial Term Loan (First Lien), 8.66% (SOFR + 3.75%), maturity 7/31/28	7/22/2021	3,950,000	3,931,655	3,905,563
Cherry Bekaert, Unitranche Term B Loan, 10.41% (SOFR + 5.50%), maturity 6/30/28(j)	6/13/2022	3,541,657	3,457,833	3,457,498
Alera, Unitranche 2022 Incremental Term Loan, 11.41% (SOFR + 6.50%), maturity 9/30/28	8/31/2022	3,444,283	3,366,270	3,418,451
Ascensus, Senior Secured Initial Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 8/2/28(k)	11/17/2021	2,970,000	2,958,741	2,892,038
EPIC Insurance, Unitranche Closing Date Term Loan, 10.44% (LIBOR + 5.25%), maturity 9/29/28	8/27/2021	2,365,835	2,334,103	2,342,177
American Beacon Advisors, Senior Secured Tranche D Term Loan (Second Lien), 13.19% (LIBOR + 8.00%), maturity 4/30/25	10/31/2017	2,117,133	2,121,918	2,090,669
Kestra Financial, Senior Secured Initial Term Loan, 9.16% (SOFR + 4.25%), maturity 6/3/26(k)	4/29/2019	1,930,000	1,920,327	1,895,019
Beta+, Senior Secured Initial Term Loan, 10.16% (SOFR + 5.25%), maturity 7/1/29(k)	6/24/2022	1,990,000	1,873,037	1,751,200
Orion, Senior Secured 2021 Refinancing Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 9/24/27(k)	8/4/2020	1,466,325	1,455,027	1,379,130
SIAA, Unitranche Initial Term Loan, 11.44% (LIBOR + 6.25%), maturity 4/28/28(j)	4/21/2021	1,157,824	1,140,564	1,133,126
Advisor Group, Senior Secured Term B-1 Loan, 9.69% (LIBOR + 4.50%), maturity 7/31/26(k)	1/31/2020	1,016,303	1,016,343	1,002,461
Community Brands, Unitranche Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 2/24/28	2/23/2022	990,000	970,436	980,100
LERETA, Senior Secured Initial Term Loan, 10.44% (LIBOR + 5.25%), maturity 7/30/28	7/27/2021	985,000	976,648	970,225
EdgeCo, Senior Secured Third Amendment Term Loan (First Lien), 9.94% (LIBOR + 4.75%), maturity 6/1/26	3/29/2022	297,000	275,141	294,030
Integro, Senior Secured 2022 Refinancing Term Loan (First Lien), 12.25% (Fixed), 12,25% PIK, maturity 5/8/23(q)	10/9/2015	221,287	224,508	221,287
Cherry Bekaert, Senior Secured Revolving Credit Loan, 10.41% (SOFR + 5.50%), maturity 6/30/28(j)	8/1/2022	184,942	184,942	180,547
Beta+, Senior Secured Revolving Credit Loan, 10.16% (SOFR + 5.25%), maturity 7/1/27(k)	6/24/2022	83,715	77,499	73,670
EPIC Insurance, Senior Secured Revolving Loan, 10.44% (LIBOR + 5.25%), maturity 9/30/27	8/27/2021	34,796	34,526	34,448

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h)(i) (Continued):

Capital Equipment
Tank Holding, Unitranche Initial Term Loan, 10.91% (SOFR + 6.00%), maturity 3/31/28(n)	3/25/2022	$3,970,000	$3,900,081	$3,960,075
Plaskolite, Senior Secured 2021-1 Refinancing Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 12/15/25	12/12/2018	3,831,800	3,800,083	3,606,279
Excelitas, Unitranche Closing Date Euro Term Loan, (Other + 5.75%), maturity 8/12/29	6/15/2022	2,969,565	3,013,358	2,947,293
Burke Porter Group, Senior Secured Closing Date Term Loan, 10.91% (SOFR + 6.00%), maturity 7/29/29	9/30/2022	2,328,333	2,267,873	2,305,050
Flow Control Group, Senior Secured Initial Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 3/31/28(k)	3/17/2021	1,661,975	1,659,741	1,611,426
Radwell, Unitranche Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 4/1/29	3/11/2022	1,488,750	1,466,387	1,488,750
Edward Don, Senior Secured Initial Term Loan, 9.44% (LIBOR + 4.25%), maturity 7/2/25	6/26/2018	1,370,943	1,369,824	1,313,363
Therm-O-Disc, Senior Secured Initial Term Loan (First Lien), 10.91% (SOFR + 6.00%), maturity 5/31/29	5/26/2022	995,000	923,611	985,050
Cleaver Brooks, Senior Secured Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 7/31/28	7/18/2022	987,500	969,013	982,563
MW Industries, Senior Secured Initial Term Loan, 11.91% (SOFR + 7.00%), maturity 3/31/30(k)	3/31/2023	1,000,000	970,000	970,000
TriMark, Senior Secured Second Amendment Tranche B Loan (Super Senior Priority), 8.69% (LIBOR + 3.50%), maturity 8/28/24	1/31/2022	961,124	961,124	624,731
Culligan, Senior Secured 2022 Refinancing Term B Loan, 8.94% (LIBOR + 3.75%), maturity 7/31/28(k)	6/17/2021	558,281	555,526	540,489
Infinite Electronics, Senior Secured Initial Term Loan (First Lien), 8.44% (LIBOR + 3.25%), maturity 3/2/28	2/24/2021	491,269	490,379	490,041
Duravant, Senior Secured Incremental Amendment No. 5 Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 5/19/28(k)	3/5/2020	486,269	486,269	480,494
SPX Flow, Senior Secured Term Loan, 9.41% (SOFR + 4.50%), maturity 4/5/29(k)	3/18/2022	435,707	418,334	416,919
Tank Holding, Senior Secured Revolving Credit Loan, 10.91% (SOFR + 6.00%), maturity 3/31/28	3/25/2022	41,846	38,892	41,742
Burke Porter Group, Senior Secured Revolving Credit Loan, 10.91% (SOFR + 6.00%), maturity 7/29/28	8/11/2022	38,991	28,586	38,601
Radwell, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 4/1/28	3/11/2022	10,666	9,466	10,666
Cleaver Brooks, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 7/31/28	7/21/2022	-	(2,462)	-

Aerospace & Defense
StandardAero, Senior Secured 2020 Term B-1 Loan, 8.69% (LIBOR + 3.50%), maturity 4/6/26(k)	1/24/2019	3,229,324	3,225,247	3,164,027
CPI International, Unitranche Initial Term Loan, 10.41% (SOFR + 5.50%), maturity 10/6/29	5/18/2022	3,000,000	2,935,553	2,962,500
HDT Global, Senior Secured Initial Term Loan, 10.94% (LIBOR + 5.75%), maturity 7/8/27	6/30/2021	3,193,750	3,105,909	2,874,375
Whitcraft, Senior Secured Term Loan, 11.91% (SOFR + 7.00%), maturity 2/15/29	3/31/2023	2,000,000	1,920,000	1,985,000
Amentum, Senior Secured Tranche 3 Term Loan (First Lien), 8.91% (SOFR + 4.00%), maturity 2/15/29(k)	2/10/2022	1,985,000	1,975,811	1,945,300
Consolidated Precision Products, Senior Secured Initial Term Loan (Second Lien), 12.94% (LIBOR + 7.75%), maturity 4/30/26	5/10/2018	2,000,000	2,005,185	1,920,000
StandardAero, Senior Secured 2020 Term B-2 Loan, 8.69% (LIBOR + 3.50%), maturity 4/6/26(k)	1/24/2019	1,736,196	1,734,004	1,701,090
Peraton, Senior Secured Term B Loan (First Lien), 8.66% (SOFR + 3.75%), maturity 2/1/28(k)	2/23/2021	962,112	958,559	952,092
API Technologies, Senior Secured Initial Term Loan (First Lien), 9.44% (LIBOR + 4.25%), maturity 5/9/26	1/15/2020	967,337	949,766	870,603
BlueHalo, Unitranche Initial Term Loan, 11.69% (LIBOR + 6.50%), maturity 10/31/25	11/17/2021	492,763	486,502	481,676
Novaria Group, Senior Secured Initial Term Loan, 10.41% (SOFR + 5.50%), maturity 1/27/27	1/24/2020	481,818	478,991	477,000
Consolidated Precision Products, Senior Secured Initial Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 4/30/25	7/18/2019	481,878	480,642	457,784
BlueHalo, Senior Secured Revolving Loan, 11.69% (LIBOR + 6.50%), maturity 10/31/25	11/17/2021	13,314	11,825	13,015
Whitcraft, Senior Secured Revolving Credit Loan, 11.91% (SOFR + 7.00%), maturity 2/15/29	3/31/2023	-	(10,714)	-

Chemicals, Plastics & Rubber
DuBois Chemicals, Senior Secured Term Loan (Second Lien) - 2019, 13.69% (LIBOR + 8.50%), maturity 9/30/27	10/8/2019	3,000,000	2,983,545	2,985,000
Vertellus, Senior Secured Initial Term Loan, 10.66% (SOFR + 5.75%), maturity 12/22/27	12/18/2020	2,955,169	2,897,379	2,888,677
Spectrum Plastics, Senior Secured Closing Date Term Loan (First Lien), 8.44% (LIBOR + 3.25%), maturity 1/31/25	1/26/2018	2,593,500	2,597,669	2,504,024
Unifrax, Senior Secured USD Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 12/12/25(k)	11/5/2018	2,394,950	2,376,629	2,178,842
USALCO, Unitranche Term Loan A, 11.19% (LIBOR + 6.00%), maturity 10/19/27	10/26/2021	1,975,000	1,958,531	1,960,188
Boyd Corp, Senior Secured Initial Loan (Second Lien), 11.94% (LIBOR + 6.75%), maturity 9/6/26(k)	8/16/2018	2,000,000	2,001,289	1,775,000
DuBois Chemicals, Senior Secured Term Loan B (First Lien), 9.69% (LIBOR + 4.50%), maturity 9/30/26(k)	10/8/2019	1,754,866	1,731,324	1,706,607
Ascensus Specialties, Senior Secured Initial Term Loan, 9.16% (SOFR + 4.25%), maturity 6/30/28	12/3/2021	492,467	484,967	487,542
Boyd Corp, Senior Secured Initial Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 9/6/25(k)	11/7/2018	486,005	470,510	470,514
Polytek, Senior Secured Term Loan, 10.66% (SOFR + 5.75%), maturity 9/20/24	12/23/2020	488,878	484,565	464,434
USALCO, Senior Secured Revolving Loan, 11.19% (LIBOR + 6.00%), maturity 10/19/26	10/26/2021	96,774	93,548	96,048
Vertellus, Senior Secured Revolving Credit Loan, 10.66% (SOFR + 5.75%), maturity 12/22/25	12/18/2020	74,215	64,085	72,546

Transportation: Cargo
Evans Network, Senior Secured Initial Term Loan (First Lien), 9.44% (LIBOR + 4.25%), maturity 8/19/28	8/6/2021	3,618,367	3,584,708	3,618,367
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 9.66% (SOFR + 4.75%), maturity 11/12/27	11/12/2020	2,090,298	2,074,714	2,090,298
AIT Worldwide Logistics, Senior Secured Initial Term Loan (First Lien), 9.94% (LIBOR + 4.75%), maturity 4/6/28(k)	12/9/2021	1,970,000	1,965,826	1,907,610
St. George Logistics, Senior Secured Initial Term Loan, 10.91% (SOFR + 6.00%), maturity 3/24/26	4/28/2022	1,485,000	1,464,909	1,485,000
Worldwide Express, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 7/26/28(k)	7/23/2021	1,481,250	1,471,849	1,438,664
FLS Transportation, Senior Secured Term B Loan, 10.44% (LIBOR + 5.25%), maturity 12/15/28	4/14/2022	1,214,348	1,203,738	1,214,348
Omni Logistics, Senior Secured Initial Term Loan (First Lien), 10.19% (LIBOR + 5.00%), maturity 12/30/26	11/24/2021	1,213,886	1,203,670	1,189,608
Magnate, Senior Secured Initial Term Loan (First Lien), 10.69% (LIBOR + 5.50%), maturity 12/29/28	3/11/2022	914,734	898,080	912,448
FLS Transportation, Senior Secured Revolving Credit Loan, 10.44% (LIBOR + 5.25%), maturity 12/17/27	4/14/2022	-	(889)	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 10.19% (LIBOR + 5.00%), maturity 12/30/25	11/24/2021	-	(1,119)	-

Services: Consumer
Ned Stevens 2022-2, Unitranche Initial Term Loan, 11.66% (SOFR + 6.75%), maturity 11/1/29(j)	11/1/2022	3,659,828	3,532,029	3,562,810
A Place For Mom, Senior Secured Term Loan, 9.69% (LIBOR + 4.50%), maturity 2/10/26	7/28/2017	2,201,313	2,201,351	2,157,287
Smart Start, Senior Secured Term B Loan (Second Lien), 12.94% (LIBOR + 7.75%), maturity 12/16/29	12/10/2021	2,000,000	1,969,176	1,960,000
Smart Start, Senior Secured Term B Loan (First Lien), 9.69% (LIBOR + 4.50%), maturity 12/16/28	12/10/2021	1,975,000	1,964,401	1,935,500
FullBloom, Senior Secured Initial Term Loan (First Lien), 9.16% (SOFR + 4.25%), maturity 12/15/28	12/10/2021	1,488,750	1,476,045	1,473,863
Teaching Strategies, Senior Secured Initial Term Loan (First Lien), 8.66% (SOFR + 3.75%), maturity 8/31/28	8/19/2021	987,500	978,377	980,094
Spring Education, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 7/30/25(k)	7/26/2018	955,000	954,063	949,031
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 10.69% (LIBOR + 5.50%), maturity 5/9/25	5/4/2018	584,823	582,311	584,823
Ned Stevens 2022-2, Senior Secured Revolving Loan, 11.66% (SOFR + 6.75%), maturity 11/1/29(j)	11/1/2022	-	(10,154)	-

Beverage, Food & Tobacco
Bettcher Industries, Senior Secured Initial Term Loan (Second Lien), 12.16% (SOFR + 7.25%), maturity 12/14/29	12/13/2021	2,500,000	2,478,362	2,450,000
Sovos Brands, Senior Secured Initial Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 6/8/28(k)	6/8/2021	2,033,001	2,033,001	2,020,295
Bettcher Industries, Senior Secured Initial Term Loan (First Lien), 8.91% (SOFR + 4.00%), maturity 12/14/28	12/13/2021	1,980,000	1,961,105	1,940,400
Hissho Sushi, Unitranche Term Loan, 10.91% (SOFR + 6.00%), maturity 5/18/28(j)	4/7/2022	1,843,214	1,808,000	1,843,214
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 6/9/28	6/7/2021	1,757,335	1,746,054	1,674,411
Monogram Foods, Senior Secured Initial Term Loan, 9.19% (LIBOR + 4.00%), maturity 8/28/28	8/13/2021	987,500	979,160	962,813
Hissho Sushi, Senior Secured Revolving Credit Loan, 10.91% (SOFR + 6.00%), maturity 5/18/28(j)	4/7/2022	9,524	8,857	9,524

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h)(i) (Continued):

Construction & Building
A1 Garage Door Service, Unitranche Term Loan A, 11.41% (SOFR + 6.50%), maturity 12/23/28(j)	12/22/2022	$1,875,534	$1,811,282	$1,831,157
Tangent, Senior Secured Closing Date Term Loan (First Lien), 9.94% (LIBOR + 4.75%), maturity 11/30/27	10/2/2019	1,772,314	1,765,942	1,728,006
PlayPower, Senior Secured Initial Term Loan, 10.69% (LIBOR + 5.50%), maturity 5/8/26	5/10/2019	1,732,611	1,732,611	1,559,350
PlayCore, Senior Secured Initial Term Loan (Second Lien), 12.94% (LIBOR + 7.75%), maturity 9/29/25	2/7/2020	1,500,000	1,482,259	1,500,000
Specialty Products & Insulation, Senior Secured Tranche B-1 Term Loan, 10.16% (SOFR + 5.25%), maturity 12/21/27	3/16/2022	991,523	982,642	991,523
Dodge Construction Network, Senior Secured Initial Term Loan (First Lien), 9.66% (SOFR + 4.75%), maturity 2/23/29	2/10/2022	992,500	979,667	982,575
PlayCore, Senior Secured Initial Term Loan (First Lien), 8.94% (LIBOR + 3.75%), maturity 9/30/24	9/18/2017	944,432	943,567	944,432
Acuren, Senior Secured Initial Term Loan, 9.19% (LIBOR + 4.00%), maturity 1/23/27(k)	1/17/2020	472,540	471,226	471,505
Hoffman Southwest, Senior Secured Initial Term Loan, 10.69% (LIBOR + 5.50%), maturity 8/14/23	5/16/2019	409,984	412,934	407,934
A1 Garage Door Service, Senior Secured Revolving Loan, 11.41% (SOFR + 6.50%), maturity 12/23/28(j)	12/22/2022	-	(8,264)	-

Automotive
BBB Industries, Senior Secured Initial Term Loan (First Lien), 10.16% (SOFR + 5.25%), maturity 7/31/29(k)	6/30/2022	2,992,500	2,715,912	2,862,326
Highline, Senior Secured Initial Term Loan (First Lien), 9.69% (LIBOR + 4.50%), maturity 11/9/27	10/29/2020	2,806,364	2,754,762	2,757,252
Rough Country, Senior Secured Initial Term Loan (First Lien), 8.69% (LIBOR + 3.50%), maturity 7/28/28	7/26/2021	1,955,000	1,950,875	1,945,225
Truck Hero, Senior Secured Initial Term Loan, 8.94% (LIBOR + 3.75%), maturity 1/31/28(k)	1/20/2021	1,470,000	1,470,000	1,313,555
Innovative XCessories, Senior Secured Initial Term Loan, 9.44% (LIBOR + 4.25%), maturity 3/5/27	2/27/2020	784,050	783,233	689,964
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 11.66% (SOFR + 6.75%), maturity 2/2/26	2/23/2022	500,000	500,000	495,000
Wheel Pros, Senior Secured Initial Term Loan (First Lien), 9.69% (LIBOR + 4.50%), maturity 5/11/28(k)	4/23/2021	492,500	488,897	351,901

Environmental Industries
Alliance Environmental Group, Unitranche Initial Term Loan, 11.19% (LIBOR + 6.00%), maturity 12/30/27(j)	12/30/2021	4,105,339	4,039,973	3,933,474
Denali Water Solutions, Senior Secured Closing Date Term Loan, 9.44% (LIBOR + 4.25%), maturity 3/27/28	3/18/2021	1,965,000	1,948,165	1,930,613
Keter Environmental Services, Unitranche Closing Date Term Loan, 11.69% (LIBOR + 6.50%), maturity 10/29/27	11/5/2021	493,750	489,642	491,281
Denali Water Solutions, Senior Secured Amendment No. 3 Term Loan, 9.53% (SOFR + 4.63%), maturity 3/27/28	5/5/2022	496,250	480,690	487,566
Alliance Environmental Group, Senior Secured Revolving Loan, 11.19% (LIBOR + 6.00%), maturity 12/30/27(j)	12/30/2021	298,013	291,391	285,537
Keter Environmental Services, Senior Secured Revolving Loan, 11.69% (LIBOR + 6.50%), maturity 10/29/27	11/5/2021	27,360	26,585	27,223

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 8.19% (LIBOR + 3.00%), maturity 3/20/25	3/16/2018	3,799,805	3,800,418	3,761,807

Media: Advertising, Printing & Publishing
MediaRadar, Unitranche Closing Date Term A Loan, 10.91% (SOFR + 6.00%), maturity 7/22/28(j)	5/23/2022	1,827,852	1,785,374	1,758,020
Ansira, Unitranche Legacy Term Loan, 6.50% (Fixed), maturity 12/20/24(r)	12/20/2016	2,266,689	2,263,320	861,342
MediaRadar, Senior Secured Revolving Loan, 10.91% (SOFR + 6.00%), maturity 7/22/28(j)	9/16/2022	-	(7,407)	-

Hotels, Gaming & Leisure
Northstar, Senior Secured Term Loan, 12.44% (LIBOR + 7.25%), 1.00% PIK, maturity 6/7/24	5/8/2017	1,277,015	1,277,015	1,235,512
Auto Europe, Senior Secured Initial Dollar Term Loan, 9.91% (SOFR + 5.00%), maturity 10/21/23	10/19/2016	1,119,231	1,117,832	895,385

Consumer Goods: Non-durable
Augusta Sportswear, Senior Secured Initial Term Loan, 10.41% (SOFR + 5.50%), maturity 4/25/25	11/2/2016	2,001,028	1,999,579	1,991,023

Metals & Mining
Dynatect (A&A), Senior Secured Term B Loan, 9.69% (LIBOR + 4.50%), maturity 9/30/24	8/16/2019	1,689,870	1,680,609	1,689,870

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 9.69% (LIBOR + 4.50%), maturity 3/28/25	6/15/2021	1,471,609	1,470,110	1,456,893

Forest Products & Paper
Loparex, Senior Secured Initial Term Loan (First Lien), 9.69% (LIBOR + 4.50%), maturity 7/31/26	7/29/2019	1,447,500	1,439,814	1,447,500

Retail
Varsity Brands, Senior Secured Third Amendment Extended Term Loan (First Lien), 9.91% (SOFR + 5.00%), maturity 12/15/26	10/17/2018	954,828	957,550	942,893
StubHub, Senior Secured USD Term B Loan, 8.41% (SOFR + 3.50%), maturity 2/12/27(k)	1/31/2020	483,750	482,366	353,140

Utilities: Water
Aegion, Senior Secured Initial Term Loan, 9.94% (LIBOR + 4.75%), maturity 5/17/28	4/1/2021	984,998	981,133	967,761

Energy: Electricity
Franklin Energy, Senior Secured Term B Loan (First Lien), 9.19% (LIBOR + 4.00%), maturity 8/14/26	8/14/2019	965,000	963,567	945,700

Consumer Goods: Durable
Careismatic, Senior Secured Initial Term Loan (First Lien), 8.44% (LIBOR + 3.25%), maturity 1/6/28	1/22/2021	491,250	490,260	471,600

Total Bank Loans			$402,971,119	$395,014,667

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.9%)(g)(h):

Services: Business
InnovateMR, Class A Units (387.31 Class A Units) (j) (s) (t)	12/16/2021		$387,311	$588,723
Industrial Services Group, Class A Units (238.10 Class A Units) (j) (s) (u)	12/7/2022		238,095	239,347
Liberty Group, Series A-Preferred Units (113,636.36 Series A-Preferred Units) (j) (s) (v)	6/6/2022		113,636	165,801
VC3, Class A Units (7,499.03 Class A Units) (j) (s) (w)	9/16/2022		29,846	29,846

High Tech Industries
PracticeTek, Class A Units (344,833.35 Class A Units) (j) (s) (x)	11/22/2021		377,255	354,188
Golden Source, Class A Units (117,370.89 Class A Units) (j) (s) (y)	3/25/2022		117,371	248,067

Healthcare & Pharmaceuticals
InterMed, Class A Units (2,484.00 Class A Units) (j) (s) (z)	12/22/2022		248,380	238,705
RevHealth, Class A-1 Units (20,547.95 Class A-1 Units) (j) (s) (aa)	7/22/2022		205,479	210,811
Ivy Rehab, Class A Units (100.00 Class A Units) (j) (s) (ab)	3/11/2022		100,000	74,010

Beverage, Food & Tobacco
Hissho Sushi, Class A Units (25,000.00 Class A Units) (j) (s) (ac)	4/7/2022		250,000	350,485

Environmental Industries
Alliance Environmental Group, A-1 Preferred Units (331.13 A-1 Preferred Units) (j) (s) (ad)	9/30/2019		331,126	303,067

Chemicals, Plastics & Rubber	12/22/2020		165,138	283,916
Vertellus, Series A Units (1,651.00 Series A Units) (j) (s) (ae)

Construction & Building
A1 Garage Door Service, Class A Common Units (272.73 Class A Common Units) (j) (s) (af)	12/22/2022		272,727	274,638

Services: Consumer
Ned Stevens, Class B Common Units (261.44 Class B Common Units) (j) (s) (ag)	11/1/2022		261,438	226,201

Banking, Finance, Insurance & Real Estate
Cherry Bekaert, Class A Units (129,870.13 Class A Units) (j) (s) (ah)	6/30/2022		129,870	167,153

Media: Advertising, Printing & Publishing
MediaRadar, Class A-1 Units (74,074.07 Class A-1 Units) (j) (s) (ai)	9/16/2022		74,074	74,315

Total Equity and Preferred Shares			$3,301,746	$3,829,273

Total Portfolio Investments (aj)			$406,272,865	$398,843,940

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates as of March 31, 2023, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the unfunded loan commitment.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(l)	The Company headquarters for UDG is located in Ireland.
(m)	The Company purchased the investment, pursuant to a repurchase agreement with a rate of 1.9626 basis points per day with Macquarie US Trading LLC, dated June 21, 2022, due June 16, 2023.
(n)	The Company purchased the investment, pursuant to a repurchase agreement with a rate of 1.9530 bais points per day with Macquarie US Trading LLC, dated July 19, 2022, due June 12, 2023.
(o)	The Company headquarters for Sophos is located in United Kingdom.
(p)	The Company headquarters for Intertape Polymer is located in Canada.
(q)	The Company headquarters for Integro is located in United Kingdom.
(r)	Investment is on non-accrual
(s)	Investment is non-income producing.
(t)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(w)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(y)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ad)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ae)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(af)	Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ag)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ah)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ai)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aj)	At March 31, 2023, the cost of investments for income tax purposes was $406,272,865, the gross unrealized depreciation for federal tax purposes was $9,776,480, the gross unrealized appreciation for federal income tax purposes was $2,347,555, and the net unrealized depreciation was $7,428,925.

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

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Transportation: Cargo
Evans Network, Senior Secured Initial Term Loan (First Lien), 9.02% (LIBOR + 4.25%), maturity 8/19/28	8/6/2021	$3,636,735	$3,601,783	$3,636,735
Capstone Logistics, Senior Secured Closing Date Term Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 11/12/27	11/12/2020	2,095,641	2,079,357	2,095,641
AIT Worldwide Logistics, Senior Secured Initial Term Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 4/6/28	12/9/2021	1,975,000	1,970,660	1,897,545
St. George Logistics, Senior Secured Initial Term Loan, 10.59% (SOFR + 6.00%), maturity 3/24/26	4/28/2022	1,492,500	1,471,706	1,492,500
Worldwide Express, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 7/26/28 (j)	7/23/2021	1,485,000	1,475,223	1,363,831
FLS Transportation, Senior Secured Term B Loan, 10.02% (LIBOR + 5.25%), maturity 12/15/28	4/14/2022	1,217,391	1,206,381	1,217,391
Omni Logistics, Senior Secured Initial Term Loan (First Lien), 9.77% (LIBOR + 5.00%), maturity 12/30/26	11/24/2021	1,148,217	1,137,659	1,136,735
Magnate, Senior Secured Initial Term Loan (First Lien), 10.27% (LIBOR + 5.50%), maturity 12/29/28	3/11/2022	954,107	936,858	954,107
Odyssey Logistics, Senior Secured New Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 10/12/24 (j)	11/20/2018	4,191	4,183	4,110
FLS Transportation, Senior Secured Revolving Credit Loan, 10.02% (LIBOR + 5.25%), maturity 12/17/27	4/14/2022	-	(889)	-
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 9.77% (LIBOR + 5.00%), maturity 12/30/25	11/24/2021	-	(1,119)	-

Services: Consumer
Ned Stevens, Senior Secured Initial Term Loan, 11.34% (SOFR + 6.75%), maturity 11/1/29 (i)	11/1/2022	3,553,922	3,422,937	3,411,765
A Place For Mom, Senior Secured Term Loan, 9.27% (LIBOR + 4.50%), maturity 2/10/26	7/28/2017	2,208,078	2,208,116	2,163,917
Smart Start, Senior Secured Term B Loan (Second Lien), 12.52% (LIBOR + 7.75%), maturity 12/16/29	12/10/2021	2,000,000	1,967,924	1,975,000
Smart Start, Senior Secured Term B Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 12/16/28	12/10/2021	1,980,000	1,967,493	1,957,725
FullBloom, Senior Secured Initial Term Loan (First Lien), 8.84% (SOFR + 4.25%), maturity 12/15/28	12/10/2021	1,492,500	1,479,301	1,477,575
Teaching Strategies, Senior Secured Initial Term Loan (First Lien), 8.34% (SOFR + 3.75%), maturity 8/31/28	8/19/2021	990,000	980,710	982,575
Spring Education, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 7/30/25 (j)	7/26/2018	957,500	956,472	937,838
Aegis Sciences, Senior Secured Initial Term Loan (2018) (First Lien), 10.27% (LIBOR + 5.50%), maturity 5/9/25	5/4/2018	605,234	602,154	605,234
Ned Stevens, Senior Secured Revolving Loan, 11.34% (SOFR + 6.75%), maturity 11/1/29 (i)	11/1/2022	-	(10,154)	-

Beverage, Food & Tobacco
Bettcher Industries, Senior Secured Initial Term Loan (Second Lien), 11.84% (SOFR + 7.25%), maturity 12/14/29	12/13/2021	2,500,000	2,477,592	2,450,000
Sovos Brands, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 6/8/28	6/8/2021	2,033,001	2,033,001	2,033,001
Bettcher Industries, Senior Secured Initial Term Loan (First Lien), 8.59% (SOFR + 4.00%), maturity 12/14/28	12/13/2021	1,985,000	1,965,440	1,945,300
Hissho Sushi, Unitranche Term Loan, 10.59% (SOFR + 6.00%), maturity 5/18/28 (i)	4/7/2022	1,847,857	1,811,445	1,835,156
Dessert Holdings, Senior Secured Initial Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 6/9/28	6/7/2021	1,761,792	1,750,148	1,735,365
Monogram Foods, Senior Secured Initial Term Loan, 8.77% (LIBOR + 4.00%), maturity 8/28/28	8/13/2021	990,000	981,323	965,250
Hissho Sushi, Senior Secured Revolving Credit Loan, 10.59% (SOFR + 6.00%), maturity 5/18/28 (i)	4/7/2022	28,571	27,905	28,375

Automotive
BBB Industries, Senior Secured Initial Term Loan (First Lien), 9.84% (SOFR + 5.25%), maturity 7/31/29	6/30/2022	3,000,000	2,713,911	2,857,500
Highline, Senior Secured Initial Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 11/9/27	10/29/2020	2,813,523	2,759,164	2,764,286
Rough Country, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 7/28/28	7/26/2021	1,975,000	1,970,698	1,965,125
Truck Hero, Senior Secured Initial Term Loan, 8.52% (LIBOR + 3.75%), maturity 1/31/28	1/20/2021	1,473,750	1,473,750	1,366,443
Innovative XCessories, Senior Secured Initial Term Loan, 9.02% (LIBOR + 4.25%), maturity 3/5/27	2/27/2020	786,124	785,092	691,789
Safe Fleet, Senior Secured Initial Term Loan (Second Lien), 11.34% (SOFR + 6.75%), maturity 2/2/26	2/23/2022	500,000	500,000	495,000
Wheel Pros, Senior Secured Initial Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 5/11/28	4/23/2021	493,750	489,984	380,681

Construction & Building
A1 Garage Door Service, Unitranche Term A Loan, 11.09% (SOFR + 6.50%), maturity 12/23/28 (i) (j)	12/22/2022	1,826,446	1,762,273	1,771,653
Tangent, Senior Secured Closing Date Term Loan (First Lien), 9.52% (LIBOR + 4.75%), maturity 11/30/27	10/2/2019	1,781,392	1,774,395	1,768,032
PlayPower, Senior Secured Initial Term Loan, 10.27% (LIBOR + 5.50%), maturity 5/8/26	5/10/2019	1,737,472	1,737,472	1,563,725
PlayCore, Senior Secured Initial Term Loan (Second Lien), 12.52% (LIBOR + 7.75%), maturity 9/29/25	2/7/2020	1,500,000	1,480,817	1,500,000
Specialty Products & Insulation, Senior Secured Tranche B-1 Term Loan, 9.84% (SOFR + 5.25%), maturity 12/21/27	3/16/2022	994,023	984,887	994,023
Dodge Construction Network, Senior Secured Initial Term Loan (First Lien), 9.34% (SOFR + 4.75%), maturity 2/23/29	2/10/2022	995,000	981,676	987,538
PlayCore, Senior Secured Initial Term Loan (First Lien), 8.52% (LIBOR + 3.75%), maturity 9/30/24	9/18/2017	946,930	945,987	946,930
Acuren, Senior Secured Initial Term Loan, 9.02% (LIBOR + 4.25%), maturity 1/23/27	1/17/2020	473,783	472,348	473,783
Hoffman Southwest, Senior Secured Initial Term Loan, 10.27% (LIBOR + 5.50%), maturity 8/14/23	5/16/2019	422,238	425,188	421,183
A1 Garage Door Service, Senior Secured Revolving Loan, 11.09% (SOFR + 6.50%), maturity 12/23/28 (i) (j)	12/22/2022	-	(8,264)	-

Environmental Industries
Alliance Environmental, Unitranche Initial Term Loan, 10.77% (LIBOR + 6.00%), maturity 12/30/27 (i)	12/30/2021	4,115,728	4,046,325	3,959,048
Denali Water Solutions, Senior Secured Closing Date Term Loan, 9.02% (LIBOR + 4.25%), maturity 3/27/28	3/18/2021	1,970,000	1,952,515	1,935,525
Keter Environmental Services, Unitranche Closing Date Term Loan, 11.27% (LIBOR + 6.50%), maturity 10/29/27	11/5/2021	495,000	490,704	492,525
Denali Water Solutions, Senior Secured Amendment No. 3 Term Loan, 9.21% (SOFR + 4.63%), maturity 3/27/28	5/5/2022	497,500	481,376	488,794
Alliance Environmental, Senior Secured Revolving Loan, 10.77% (LIBOR + 6.00%), maturity 12/30/27 (i)	12/30/2021	314,570	307,947	302,594
Keter Environmental Services, Unitranche Revolving Loan, 11.27% (LIBOR + 6.50%), maturity 10/29/27	11/5/2021	27,360	26,585	27,223

Consumer Goods: Non-durable
Hoffmaster Group, Senior Secured Tranche B-1 Term Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 11/21/23	11/9/2016	2,368,573	2,367,209	2,321,201
Augusta Sportswear, Senior Secured Initial Term Loan, 10.09% (SOFR + 5.50%), maturity 4/25/25	11/2/2016	2,001,028	1,999,579	1,991,023
Hoffmaster Group, Senior Secured Initial Term Loan (Second Lien), 14.27% (LIBOR + 9.50%), maturity 11/21/24	2/7/2020	1,250,000	1,250,000	1,221,875

Wholesale
Carlisle FoodService, Senior Secured Initial Term Loan (First Lien), 7.77% (LIBOR + 3.00%), maturity 3/20/25	3/16/2018	3,809,768	3,810,380	3,771,670

Media: Diversified & Production
MediaRadar, Unitranche Closing Date Term A Loan, 10.59% (SOFR + 6.00%), maturity 7/22/28 (i)	5/23/2022	1,832,444	1,788,565	1,756,837
Ansira, Unitranche Legacy Term Loan, 6.50% (Fixed) 6.50% PIK, maturity 12/20/24 (q)	12/20/2016	2,266,689	2,263,320	952,010
MediaRadar, Senior Secured Revolving Loan, 10.59% (SOFR + 6.00%), maturity 7/22/28 (i)	9/16/2022	-	(7,407)	-

Hotels, Gaming & Leisure
Northstar, Senior Secured Term Loan, 12.02% (LIBOR + 7.25%) 1.00% PIK, maturity 6/7/24	5/8/2017	1,294,954	1,294,954	1,252,868
Auto Europe, Senior Secured Initial Dollar Term Loan, 9.59% (SOFR + 5.00%), maturity 10/21/23	10/19/2016	1,119,231	1,117,283	895,385

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Acquisition Date	Par	Cost	Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS(h) (Continued):

Metals & Mining
Dynatect (A&A), Senior Secured Term B Loan, 9.27% (LIBOR + 4.50%), maturity 9/30/24	8/16/2019	$1,689,870	$1,680,609	$1,689,870

Forest Products & Paper
Loparex, Senior Secured Initial Term Loan (First Lien), 9.27% (LIBOR + 4.50%), maturity 7/31/26	7/29/2019	1,451,250	1,443,028	1,451,250

Utilities: Electric
Systems Control, Senior Secured Initial Term Loan, 9.27% (LIBOR + 4.50%), maturity 3/28/25	6/15/2021	1,475,482	1,473,812	1,442,284

Retail
Varsity Brands, Senior Secured Initial Term Loan (First Lien), 8.27% (LIBOR + 3.50%), maturity 12/16/24 (j)	10/17/2018	957,221	960,242	925,274
StubHub, Senior Secured USD Term B Loan, 8.27% (LIBOR + 3.50%), maturity 2/12/27	1/31/2020	485,000	483,510	465,600

Utilities: Water
Aegion, Senior Secured Initial Term Loan, 9.52% (LIBOR + 4.75%), maturity 5/17/28	4/1/2021	987,499	983,463	970,217

Energy: Electricity
Franklin Energy, Senior Secured Term B Loan (First Lien), 8.77% (LIBOR + 4.00%), maturity 8/14/26	8/14/2019	967,500	965,978	948,150

Consumer Goods: Durable
Careismatic, Senior Secured Initial Term Loan (First Lien), 8.02% (LIBOR + 3.25%), maturity 1/6/28	1/22/2021	492,500	491,455	472,800

Total Bank Loans			$424,399,110	$417,174,660

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.9%)(g)(h):

Services: Business
InnovateMR, Class A Units (387.31 Class A Units) (i) (p) (r)	12/16/2021	$387,311	$503,132
Industrial Services Group, Class A Units (238.10 Class A Units) (i) (p) (s)	12/7/2022	238,095	238,095
Liberty Group, Series A-Preferred Units (113,636.36 Series A-Preferred Units) (i) (p) (t)	6/6/2022	113,636	151,883
VC3, Class A Units (7,499.03 Class A Units) (i) (p) (u)	9/16/2022	29,846	29,846

High Tech Industries
PracticeTek, Class A Units (344,833.35 Class A Units) (i) (p) (v)	11/22/2021	377,255	377,815
Golden Source, Class A Units (117,370.89 Class A Units) (i) (p) (w)	3/25/2022	117,371	180,475

Healthcare & Pharmaceuticals
InterMed, Class A Units (2,484 Class A Units) (i) (p) (x)	12/22/2022	248,380	248,380
RevHealth, Class A-1 Units (20,547.95 Class A-1 Units) (i) (p) (y)	7/22/2022	205,479	200,873
Ivy Rehab, Class A Units (100 Class A Units) (i) (p) (z)	3/11/2022	100,000	74,010

Beverage, Food & Tobacco
Hissho Sushi, Class A Units (25,000 Class A Units) (i) (p) (aa)	4/7/2022	250,000	317,845

Environmental Industries
Alliance Environmental Group, A-1 Preferred Units (331.13 A-1 Preferred Units) (i) (p) (ab)	9/30/2019	331,126	311,970

Construction & Building
A1 Garage Door Service, Class A Common Units (272.73 Class A Common Units) (i) (p) (ac)	12/22/2022	272,727	272,727

Services: Consumer
Ned Stevens, Class B Common Units (261.44 Class B Common Units) (i) (p) (ad)	11/1/2022	261,438	261,438

Chemicals, Plastics & Rubber
Vertellus, Series A Units (1,651 Series A Units) (i) (p) (ae)	12/22/2020	165,138	253,318

Banking, Finance, Insurance & Real Estate
Cherry Bekaert, Class A Units (129,870.13 Class A Units) (i) (p) (af)	6/30/2022	129,870	159,143

Media: Advertising, Printing & Publishing
MediaRadar, Class A-1 Units (74,074.07 Class A-1 Units) (i) (p) (ag)	9/16/2022	74,074	73,048

Total Equity and Preferred Shares		$3,301,746	$3,653,998

Total Portfolio Investments (ah)		$427,700,856	$420,828,658

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates as of December 31, 2022, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(j)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(k)	The Company headquarters for UDG is located in Ireland.
(l)	The Company purchased the investment, pursuant to a repurchase agreement with a rate of 1.9626 basis points per day with Macquarie US Trading LLC, dated June 21, 2022, due January 17, 2023.
(m)	The Company purchased the investment, pursuant to a repurchase agreement with a rate of 1.9530 basis points per day with Macquarie US Trading LLC, dated July 19, 2022, due January 15, 2023.
(n)	The Company headquarters for Sophos & Integro are located in United Kingdom.
(o)	The Company headquarters for Intertape Polymer is located in Canada.
(p)	Investment is non-income producing.
(q)	Investment is on non-accrual
(r)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(w)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(y)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ad)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ae)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(af)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ag)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ah)	At December 31, 2022, the cost of investments for income tax purposes was $427,700,856, the gross unrealized depreciation for federal tax purposes was $9,092,100, the gross unrealized appreciation for federal income tax purposes was $2,219,902, and the net unrealized depreciation was $6,872,198.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Notes to Financial Statements

March 31, 2023

(unaudited)

Note 1. Organization

Audax Credit BDC Inc. (the “Company”) is a Delaware corporation that was formed on January 29, 2015. The Company is an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, effective with the Company’s taxable year ended December 31, 2015, the Company has elected to be treated for federal income tax purposes and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

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

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s financial position, or the results of operations as previously reported.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of March 31, 2023 and December 31, 2022. At such dates, cash was not subject to any restrictions on withdrawal.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. This permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations.

Refer to Note 3 — Investments for additional information regarding fair value measurements and the Company’s application of ASC 820.

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2023, the Company held one investment on non-accrual, which represented 0.56% and 0.22% of the Company’s total portfolio at cost and fair market value, respectively. As of December 31, 2022, the Company held one investment on non-accrual, which represented 0.53% and 0.23% of the Company’s total portfolio at cost and fair market value, respectively.

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

As of March 31, 2023, the Company held 235 investments in loans with OID. The Company accrued OID income of $165,630 for the three months ended March 31, 2023. The unamortized balance of OID on debt investments as of March 31, 2023 totaled $4,534,506. As of December 31, 2022, the Company held 239 investments in loans with OID. The Company accrued OID income of $144,919 for the three months ended March 31, 2022. The unamortized balance of OID investments as of December 31, 2022, totaled $4,510,014.

As of March 31, 2023, the Company held seven investments which had a PIK interest component. The Company recorded $87,506 in PIK interest income for the three months ended March 31, 2023. As of March 31, 2022, the Company held three investments which had a PIK interest component. The Company recorded $61,319 in PIK interest income for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, the Company held $32,284,422 and $15,923,163 in cash and cash equivalents, respectively. For the three months ended March 31, 2023 and 2022 the Company earned $64,550 and $384, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three months ended March 31, 2023 and 2022, the Company accrued $62,635 and $38,118 of other income, respectively, related to amendment fees.

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

As of March 31, 2023, $307,693,482 of the Company’s investments were valued using unobservable inputs, and $91,150,458 were valued using observable inputs. During the three months ended March 31, 2023, $9,724,149 transferred into Level 3 due to a decrease in observable prices in the market and $37,787,878 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2022, $339,976,294 of the Company’s investments were valued using unobservable inputs, and $80,852,364 were valued using observable inputs. During the year ended December 31, 2022, $160,938,497 transferred into Level 3 due to a decrease in observable prices in the market and $997,500 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

The following table presents the Company’s investments carried at fair value as of March 31, 2023 and December 31, 2022, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$-	$89,375,458	$185,234,925	$274,610,383
Unitranche Debt	-	-	97,301,115	97,301,115
Second Lien Debt	-	1,775,000	21,328,169	23,103,169
Equity and Preferred Shares	-	-	3,829,273	3,829,273
Total	$-	$91,150,458	$307,693,482	$398,843,940

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$-	$75,132,547	$220,893,916	$296,026,463
Unitranche Debt	-	4,719,817	91,865,688	96,585,505
Second Lien Debt	-	1,000,000	23,562,691	24,562,691
Equity and Preferred Shares	-	-	3,653,999	3,653,999
Total	$-	$80,852,364	$339,976,294	$420,828,658

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2023. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

As of March 31, 2023
	Fair	Valuation	Unobservable		Weighted
	Value	Technique	Inputs (1)	Range (2)	Average (3)
First Lien Debt	$152,185,661	Matrix Pricing	Senior Leverage	0.48x - 11.81x	5.05x
			Total Leverage	0.48x - 11.81x	5.95x
			Interest Coverage	0.44x - 18.90x	2.22x
			Debt Service Coverage	0.43x - 12.05x	1.83x
			TEV Coverage	0.68x - 19.41x	2.50x
			Liquidity	13.06% - 402.87%	129.47%
			Spread Comparison	300bps - 725bps	464bps

First Lien Debt	33,049,264	Market Analysis	Senior Leverage	0.83x - 49.62x	8.76x
			Total Leverage	0.83x - 49.62x	9.99x
			Interest Coverage	(0.13)x - 3.62x	1.65x
			Debt Service Coverage	(0.19)x - 2.86x	1.33x
			TEV Coverage	0.16x - 15.49x	1.60x
			Liquidity	24.85% - 439.19%	100.98%
			Spread Comparison	0bps - 575bps	429bps

Unitranche Debt	93,266,206	Matrix Pricing	Senior Leverage	4.52x - 7.73x	6.08x
			Total Leverage	4.52x - 8.37x	6.18x
			Interest Coverage	0.66x - 2.64x	1.83x
			Debt Service Coverage	0.46x - 2.23x	1.56x
			TEV Coverage	1.26x - 8.02x	2.23x
			Liquidity	13.06% - 789.19%	165.25%
			Spread Comparison	500bps - 700bps	586bps

Unitranche Debt	4,034,909	Market Analysis	Senior Leverage	12.92x - 15.67x	13.50x
			Total Leverage	12.92x - 15.67x	13.50x
			Interest Coverage	0.38x - 0.85x	0.75x
			Debt Service Coverage	0.35x - 0.74x	0.66x
			TEV Coverage	0.49x - 0.84x	0.77x
			Liquidity	56.53% - 86.73%	80.28%
			Spread Comparison	0bps - 350bps	275bps

Second Lien Debt	21,328,169	Matrix Pricing	Senior Leverage	3.26x - 10.92x	6.96x
			Total Leverage	3.26x - 10.92x	6.96x
			Interest Coverage	0.67x - 3.82x	1.78x
			Debt Service Coverage	0.58x - 3.25x	1.49x
			TEV Coverage	1.18x - 2.64x	1.72x
			Liquidity	62.88% - 262.14%	136.54%
			Spread Comparison	675bps - 850bps	751bps

Total	$303,864,209

(1)	For any portfolio company, the unobservable input "Liquidity" is a fraction, expressed as a percentage, the numerator of which is the sum of the company's undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company's revolving credit facility. The unobservable input "Spread Comparison" is a comparison of the spread over the referenced rate for each investment to the spread over the referenced rate for general leveraged loan transactions.

(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.

The table above does not include $3,829,273 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2023 and 2022 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2023	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December31, 2022	$220,893,916	$91,865,688	$23,562,691	$3,653,999	$339,976,294
Transfers into Level 3	4,004,332	4,719,817	1,000,000	-	9,724,149
Transfers out of Level 3	(35,792,878)	-	(1,995,000)	-	(37,787,878)
Total gains:
Net realized gain(a)	1,488	5,819	-	-	7,307
Net unrealized (depreciation) appreciation(b)	(1,057,298)	65,039	4,196	175,274	(812,789)
New investments, repayments and settlements:(c)
Purchases	2,076,838	2,686,144	-	-	4,762,982
Settlements/repayments	(4,996,566)	(2,146,723)	(1,250,000)	-	(8,393,289)
Net amortization of premiums, PIK, discounts and fees	105,093	105,331	6,282	-	216,706
Sales	-	-	-	-	-
Fair Value as of March 31, 2023	$185,234,925	$97,301,115	$21,328,169	$3,829,273	$307,693,482

(a)	Included in net realized (loss) gain on the accompanying Statement of Operations for the three months ended March 31, 2023.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2023.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended March 31, 2022	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December31, 2021	$118,049,277	$19,092,768	$14,701,508	$1,346,357	$153,189,910
Transfers into Level 3	63,131,533	6,206,403	4,435,000	-	73,772,936
Transfers out of Level 3	(23,883,610)	(1,591,442)	-	-	(25,475,052)
Total gains:
Net realized gain(a)	108,706	-	8,440	107,938	225,084
Net unrealized (depreciation) appreciation(b)	(277,413)	19,206	15,811	3,011	(239,385)
New investments, repayments and settlements:(c)
Purchases	2,233,749	977,647	500,000	-	3,711,396
Settlements/repayments	(5,890,560)	(61,419)	(500,000)	-	(6,451,979)
Net amortization of premiums, PIK, discounts and fees	66,502	71,360	6,999	-	144,861
Sales	(360,400)	-	-	(188,450)	(548,850)
Fair Value as of March 31, 2022	$153,177,784	$24,714,523	$19,167,758	$1,268,856	$198,328,921

(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2022.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2022.
(c)	Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at March 31, 2023 and 2022 was ($505,752) and ($655,200), respectively.

Investment Activities

The Company held a total of 244 investments with an aggregate fair value of $398,843,940 as of March 31, 2023. During the three months ended March 31, 2023, the Company invested in 7 new investments for a combined $6,486,826 and in existing investments for a combined $1,889,911. The Company also received $20,751,034 in repayments from investments and $9,262,833 from investments sold during the three months ended March 31, 2023.

The Company held a total of 252 investments with an aggregate fair value of $420,828,658 as of December 31, 2022. During the three months ended March 31, 2022, the Company invested in 22 new investments for a combined $30,097,098 and in existing investments for a combined $3,471,687. The Company also received $12,318,646 in repayments from investments and $4,047,932 from investments sold during the three months ended March 31, 2022.

Investment Concentrations

As of March 31, 2023, the Company’s investment portfolio consisted of investments in 216 companies located in 35 states across 25 different industries, with an aggregate fair value of $398,843,940. The five largest investments at fair value as of March 31, 2023 totaled $25,056,022, or 6.28% of the Company’s total investment portfolio as of such date. As of March 31, 2023, the Company’s average investment was $1,665,053 at cost.

As of December 31, 2022, the Company’s investment portfolio consisted of investments in 222 companies located in 37 states across 25 different industries, with an aggregate fair value of $420,828,658. The five largest investments at fair value as of December 31, 2022 totaled $24,910,205, or 5.92%, of the Company’s total investment portfolio as of such date. As of December 31, 2022, the Company’s average investment was $1,697,226 at cost.

The following table outlines the Company’s investments by security type as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$280,850,892	69.13%	$274,610,383	68.85%
Unitranche Debt	98,696,509	24.29%	97,301,115	24.40%
Second Lien Debt	23,423,718	5.77%	23,103,169	5.79%
Total Debt Investments	402,971,119	99.19%	395,014,667	99.04%
Equity and Preferred Shares	3,301,746	0.81%	3,829,273	0.96%
Total Equity Investments	3,301,746	0.81%	3,829,273	0.96%
Total Investments	$406,272,865	100.00%	$398,843,940	100.00%

	December 31, 2022
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$301,685,656	70.54%	$296,026,463	70.34%
Unitranche Debt	98,045,938	22.92%	96,585,505	22.95%
Second Lien Debt	24,667,515	5.77%	24,562,691	5.84%
Total Debt Investments	424,399,109	99.23%	417,174,659	99.13%
Equity and Preferred Shares	3,301,747	0.77%	3,653,999	0.87%
Total Equity Investments	3,301,747	0.77%	3,653,999	0.87%
Total Investments	$427,700,856	100.00%	$420,828,658	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$72,867,230	18.28%	$74,735,672	17.76%
Services: Business	70,471,274	17.67	69,269,858	16.46
High Tech Industries	41,936,255	10.51	51,379,328	12.21
Containers, Packaging & Glass	33,897,897	8.50	33,987,694	8.08
Banking, Finance, Insurance & Real Estate	32,824,993	8.23	32,865,053	7.81
Capital Equipment	22,813,532	5.72	28,019,443	6.66
Aerospace & Defense	19,804,462	4.97	21,269,972	5.05
Chemicals, Plastics & Rubber	17,873,338	4.48	19,080,225	4.53
Transportation: Cargo	13,856,343	3.47	13,798,595	3.28
Services: Consumer	13,829,609	3.47	13,773,067	3.27
Beverage, Food & Tobacco	11,251,142	2.82	11,310,292	2.69
Construction & Building	10,691,120	2.68	10,699,594	2.54
Automotive	10,415,223	2.61	10,520,824	2.50
Environmental Industries	7,458,761	1.87	7,517,679	1.79
Wholesale	3,761,807	0.94	3,771,670	0.90
Media: Advertising, Printing & Publishing	2,693,677	0.68	2,781,895	0.66
Hotels, Gaming & Leisure	2,130,897	0.53	2,148,253	0.51
Consumer Goods: Non-Durable	1,991,023	0.50	5,534,099	1.32
Metals & Mining	1,689,870	0.42	1,689,870	0.40
Utilities: Electric	1,456,893	0.37	1,442,284	0.34
Forest Products & Paper	1,447,500	0.36	1,451,250	0.34
Retail	1,296,033	0.32	1,390,874	0.33
Utilities: Water	967,761	0.24	970,217	0.23
Energy: Electricity	945,700	0.24	948,150	0.23
Consumer Goods: Durable	471,600	0.12	472,800	0.11
	$398,843,940	100.00%	$420,828,658	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Midwest	$94,189,212	23.61%	$99,995,134	23.76%
Northeast	93,880,562	23.54	97,037,723	23.06
Southeast	60,466,643	15.16	54,739,431	14.77
West	51,140,271	12.82	54,750,013	13.01
Southwest	48,886,497	12.26	62,170,072	13.01
East	34,504,571	8.65	36,228,410	8.61
South	7,601,402	1.91	4,420,172	1.87
Other(a)	4,617,506	1.16	3,606,809	1.05
Northwest	3,557,276	0.89	7,880,894	0.86
Total Investments	$398,843,940	100.00%	$420,828,658	100.00%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2023:

For the Fiscal Years Ending December 31:	Amount
2023	$5,691,630
2024	26,531,544
2025	50,194,594
2026	55,843,658
2027	71,844,037
Thereafter	197,400,162
Total contractual repayments	407,505,625
Adjustments to cost basis on debt investments(a)	(4,534,506)
Total Cost Basis of Debt Investments Held at March 31, 2023:	$402,971,119

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

For the three months ended March 31, 2023, the Company recorded base management fees of $1,108,854 and waivers to the base management fees of $388,099, as set forth within the accompanying statements of operations. For the three months ended March 31, 2022, the Company recorded base management fees of $1,038,439 and waivers to the base management fees of $363,454, as set forth within the accompanying statements of operations.

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

For the three months ended March 31, 2023, the Company recorded incentive fees related to net investment income of $1,333,105. Offsetting the incentive fees were waivers of the incentive fees of $889,296 for the three months ended March 31, 2023, as set forth within the accompanying statements of operations. For the three months ended March 31, 2022, the Company recorded incentive fees related to net investment income of $426,322. Offsetting the incentive fees were waivers of the incentive fees of $383,690 for the three months ended March 31, 2022, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250, for both the three months ended March 31, 2023 and 2022, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2023 and December 31, 2022 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2023	December 31, 2022
Net base management fee due to Adviser	$720,755	$732,900
Net incentive fee due to Adviser	443,809	404,409
Total fees due to Adviser, net of waivers	1,164,564	1,137,309
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,230,814	$1,203,559

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$7,842,135	$3,045,808
Denominator for basic and diluted weighted average common shares	45,420,472	42,774,798
Basic and diluted net increase in net assets resulting from operations per common share	$0.17	$0.07

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

The determination of the tax attributes of the Company’s distributions, including distributions in connection with tender offers, are made annually at the end of the Company’s taxable year, based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full taxable year. The actual tax characteristics of distributions to stockholders will be reported to the Company’s stockholders subject to information reporting after the close of each calendar.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2022, the Company has long-term capital loss carryforward of $2,500,103. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2020, 2021, and 2022 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2022, 2021, and 2020, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of March 31, 2023, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of March 31, 2023 and December 31, 2022, were 44,753,084 and 46,376,461, respectively.

The following table details the activity of Stockholders’ Equity for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678
Net investment income	-	-	8,442,859	8,442,859
Net realized loss from investment transactions	-	-	(43,997)	(43,997)
Net change in unrealized depreciation on investments	-	-	(556,727)	(556,727)
Repurchase of shares	(1,623)	(14,998,377)	-	(15,000,000)
Balance as of March 31, 2023	$44,753	$422,957,588	$(1,682,528)	$421,319,813

Three Months Ended March 31, 2022	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334
Net investment income	-	-	4,386,185	4,386,185
Net realized gain from investment transactions	-	-	225,786	225,786
Net change in unrealized depreciation on investments	-	-	(1,566,163)	(1,566,163)
Issuance of shares	3,206	29,996,794	-	30,000,000
Balance as of March 31, 2022	$43,167	$408,668,955	$(1,718,980)	$406,993,142

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2023, the Company had short-term borrowing outstanding of $8,724,062. For the three months ended March 31, 2023, the Company recorded interest expense of $227,652 in connection with short-term borrowings. As of December 31, 2022, the Company had short-term borrowings outstanding of $13,178,611. For the three months ended March 31, 2022, the Company recorded interest expense in connection with short-term borrowings of $41,166.

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

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2023 and December 31, 2022:

Investment	Industry	March 31, 2023	December 31, 2022
PracticeTek, Senior Secured Delayed Draw Term Loan, 10.44% (LIBOR + 5.25%), maturity 11/23/27	High Tech Industries	$1,889,313	$1,889,313
Industrial Services Group, Senior Secured Delayed Draw Term Loan, 11.16% (SOFR + 6.25%), maturity 12/7/28	Services: Business	1,428,571	1,428,571
EdgeCo, Senior Secured Delayed Draw Term D Loan (First Lien), 9.94% (LIBOR + 4.75%), maturity 6/1/26	Banking, Finance, Insurance & Real Estate	1,200,000	1,200,000
VC3, Senior Secured Delayed Draw Term Loan D, 10.16% (SOFR + 5.25%), maturity 3/12/27	Services: Business	1,176,923	1,176,923
Golden Source, Senior Secured Delayed Draw Term Loan, 10.41% (SOFR + 5.50%), maturity 5/12/28	Services: Business	938,967	938,967
InterMed, Senior Secured Delayed Draw Term Loan, 11.41% (SOFR + 6.50%), maturity 12/24/29	Healthcare & Pharmaceuticals	863,931	863,931
InterMed, Senior Secured Revolving Loan, 11.41% (SOFR + 6.50%), maturity 12/24/28	Healthcare & Pharmaceuticals	863,931	846,172
Discovery Education, Senior Secured Delayed Draw Term Loan (First Lien), 10.66% (SOFR + 5.75%), maturity 4/6/29	Services: Business	807,692	718,563
Ned Stevens 2022-2, Senior Secured Delayed Draw Term Loan, 11.66% (SOFR + 6.75%), maturity 11/1/29	Services: Consumer	731,092	807,692
CPI International, Senior Secured Delayed Draw Term Loan, 10.41% (SOFR + 5.50%), maturity 10/6/24	Aerospace & Defense	718,563	687,983
Cherry Bekaert, Senior Secured Delayed Draw Term Loan, 10.41% (SOFR + 5.50%), maturity 6/30/28	Banking, Finance, Insurance & Real Estate	687,983	629,630
Eliassen, Senior Secured Initial Delayed Draw Term Loan, 10.66% (SOFR + 5.75%), maturity 4/7/28	Services: Business	629,630	625,344
A1 Garage Door Service, Senior Secured Closing Date Delayed Draw Term Loan, 11.41% (SOFR + 6.50%), maturity 12/23/28	Construction & Building	571,556	571,429
Alera, Senior Secured 2022 Delayed Draw Term Loan, 11.41% (SOFR + 6.50%), maturity 9/30/28	Banking, Finance, Insurance & Real Estate	540,000	1,173,333
Golden Source, Senior Secured Revolving Loan, 10.41% (SOFR + 5.50%), maturity 5/12/28	Services: Business	469,484	469,484
CoolSys, Senior Secured Delayed Draw Term Loan, 9.94% (LIBOR + 4.75%), maturity 8/11/28	Services: Business	465,278	465,278
Advancing Eyecare, Senior Secured Initial Delayed Draw Term Loan, 10.66% (SOFR + 5.75%), maturity 6/29/29	Healthcare & Pharmaceuticals	462,000	462,000
Cherry Bekaert, Senior Secured Revolving Credit Loan, 10.41% (SOFR + 5.50%), maturity 6/30/28	Banking, Finance, Insurance & Real Estate	431,531	431,530
Industrial Services Group, Senior Secured Revolving Loan, 11.16% (SOFR + 6.25%), maturity 12/7/28	Services: Business	413,333	513,699
Vertellus, Senior Secured Revolving Credit Loan, 10.66% (SOFR + 5.75%), maturity 12/22/25	Chemicals, Plastics & Rubber	412,023	486,239
RevHealth, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 7/22/28	Healthcare & Pharmaceuticals	405,822	308,344
Blue Cloud, Senior Secured Delayed Draw Term Loan, 9.91% (SOFR + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	400,000	400,000
Micro Merchant Systems, Senior Secured Delayed Draw Term Loan, 10.66% (SOFR + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	370,370	370,370
InnovateMR, Senior Secured Revolving Loan, 11.19% (LIBOR + 6.00%), maturity 1/20/28	Services: Business	365,388	365,388
PracticeTek, Senior Secured Revolving Loan, 10.44% (LIBOR + 5.25%), maturity 11/23/27	High Tech Industries	357,824	357,824
Ned Stevens 2022-2, Senior Secured Revolving Loan, 11.66% (SOFR + 6.75%), maturity 11/1/29	Services: Consumer	338,469	338,469
Evans Network, Senior Secured Delayed Draw Term Loan (First Lien), 9.44% (LIBOR + 4.25%), maturity 8/19/28	Transportation: Cargo	326,531	326,531
Paragon Films, Senior Secured Delayed Draw Term Loan (First Lien), 10.19% (LIBOR + 5.00%), maturity 12/16/28	Containers, Packaging & Glass	297,030	297,030
MediaRadar, Senior Secured Revolving Loan, 10.91% (SOFR + 6.00%), maturity 7/22/28	Media: Advertising, Printing & Publishing	296,296	296,296
Cerity Partners, Senior Secured Initial Revolving Loan, 10.66% (SOFR + 5.75%), maturity 7/27/28	Banking, Finance, Insurance & Real Estate	286,738	-
A1 Garage Door Service, Senior Secured Revolving Loan, 11.41% (SOFR + 6.50%), maturity 12/23/28	Construction & Building	275,482	275,482
Whitcraft, Senior Secured Revolving Credit Loan, 11.91% (SOFR + 7.00%), maturity 2/15/29	Aerospace & Defense	267,857	-
Burke Porter Group, Senior Secured Revolving Credit Loan, 10.91% (SOFR + 6.00%), maturity 7/29/28	Capital Equipment	265,000	286,738
Accolite, Senior Secured Initial DDTL Loan, 10.91% (SOFR + 6.00%), maturity 4/10/29	Services: Business	250,000	-
Discovery Education, Senior Secured Revolving Credit Loan (First Lien), 10.66% (SOFR + 5.75%), maturity 4/7/28	Services: Business	230,769	230,769
Liberty Group, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 6/9/28	Services: Business	227,273	227,273
Liberty Group, Senior Secured Delayed Draw Term Loan, 10.66% (SOFR + 5.75%), maturity 6/9/28	Services: Business	204,545	200,001
USALCO, Senior Secured Revolving Loan, 11.19% (LIBOR + 6.00%), maturity 10/19/26	Chemicals, Plastics & Rubber	201,613	204,545
Radwell, Senior Secured Delayed Draw Term Loan, 10.66% (SOFR + 5.75%), maturity 4/1/29	Capital Equipment	200,001	185,484
Beta+, Senior Secured Revolving Credit Loan, 10.16% (SOFR + 5.25%), maturity 7/1/27	Banking, Finance, Insurance & Real Estate	192,573	276,289
The Facilities Group, Senior Secured Delayed Draw Term Loan, 10.94% (LIBOR + 5.75%), maturity 11/30/27	Services: Business	185,549	266,185
Alliance Environmental Group, Senior Secured Delayed Draw Term Loan, 11.19% (LIBOR + 6.00%), maturity 12/30/27	Environmental Industries	182,119	177,273
Epic Staffing Group, Senior Secured Delayed Draw Term Loan, 10.91% (SOFR + 6.00%), maturity 6/28/29	Healthcare & Pharmaceuticals	174,419	174,419
Ivy Rehab, Senior Secured Revolving Credit Loan (First Lien), 9.66% (SOFR + 4.75%), maturity 4/21/28	Healthcare & Pharmaceuticals	168,350	168,350
Health Management Associates, Senior Secured Delayed Draw Term Loan, 11.16% (SOFR + 6.25%), maturity 3/31/29	Services: Business	159,858	-
Insight Global, Senior Secured Revolving Loan, 11.19% (LIBOR + 6.00%), maturity 9/22/27	Services: Business	134,178	80,507
Hissho Sushi, Senior Secured Revolving Credit Loan, 10.91% (SOFR + 6.00%), maturity 5/18/28	Beverage, Food & Tobacco	133,333	111,111
EPIC Insurance, Senior Secured Revolving Loan, 10.44% (LIBOR + 5.25%), maturity 9/30/27	Banking, Finance, Insurance & Real Estate	127,046	161,841
Cleaver Brooks, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 7/31/28	Capital Equipment	123,077	113,834
Community Brands, Senior Secured Delayed Draw Term Loan, 10.66% (SOFR + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	117,647	118,154
Omni Logistics, Senior Secured Revolving Credit Loan (First Lien), 10.19% (LIBOR + 5.00%), maturity 12/30/25	Transportation: Cargo	113,834	117,647
Micro Merchant Systems, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 12/14/27	Healthcare & Pharmaceuticals	111,111	114,286
InnovateMR, Senior Secured Delayed Draw Term Loan, 11.69% (LIBOR + 6.50%), maturity 1/20/28	Services: Business	108,981	-
Tank Holding, Senior Secured Revolving Credit Loan, 10.91% (SOFR + 6.00%), maturity 3/31/28	Capital Equipment	103,385	161,041
FLS Transportation, Senior Secured Revolving Credit Loan, 10.44% (LIBOR + 5.25%), maturity 12/17/27	Transportation: Cargo	88,889	107,692
BlueHalo, Senior Secured Revolving Loan, 11.69% (LIBOR + 6.50%), maturity 10/31/25	Aerospace & Defense	85,958	16,556
Ansira, Senior Secured New Delayed Draw Term Loan, 6.50% (Fixed), maturity 12/20/24	Media: Advertising, Printing & Publishing	84,290	88,889
Radwell, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 4/1/28	Capital Equipment	77,332	79,998
VC3, Senior Secured Revolving Credit, 10.16% (SOFR + 5.25%), maturity 3/12/27	Services: Business	76,923	76,923
CPS, Senior Secured Revolving Credit Loan, 10.69% (LIBOR + 5.50%), maturity 6/1/28	Healthcare & Pharmaceuticals	71,414	68,750
Applied Adhesives, Senior Secured Revolving Loan, 9.94% (LIBOR + 4.75%), maturity 3/12/27	Containers, Packaging & Glass	71,111	71,414
Community Brands, Senior Secured Revolving Loan, 10.66% (SOFR + 5.75%), maturity 2/24/28	Banking, Finance, Insurance & Real Estate	58,824	58,824
Keter Environmental Services, Senior Secured Revolving Loan, 11.69% (LIBOR + 6.50%), maturity 10/29/27	Environmental Industries	50,160	50,160
Blue Cloud, Senior Secured Revolving Loan, 9.91% (SOFR + 5.00%), maturity 1/21/28	Healthcare & Pharmaceuticals	46,591	182,119
Magnate, Senior Secured Delayed Draw Term Loan (First Lien), 10.69% (LIBOR + 5.50%), maturity 12/29/28	Transportation: Cargo	36,607	36,607
Alliance Environmental Group, Senior Secured Revolving Loan, 11.19% (LIBOR + 6.00%), maturity 12/30/27	Environmental Industries	33,113	17,551
Health Management Associates, Senior Secured Revolving Loan, 11.16% (SOFR + 6.25%), maturity 3/31/29	Services: Business	28,419	-
EPIC Insurance, Senior Secured Delayed Draw Term Loan, 10.44% (LIBOR + 5.25%), maturity 9/29/28	Banking, Finance, Insurance & Real Estate	21,877	21,877
Ivy Rehab, Senior Secured Delayed Draw Term Loan (First Lien), 9.66% (SOFR + 4.75%), maturity 4/23/29	Healthcare & Pharmaceuticals	12,092	176,471
Forefront, Senior Secured Delayed Draw Term Loan, 9.16% (SOFR + 4.25%), maturity 4/1/29	Healthcare & Pharmaceuticals	5,660	7,786
Omni Logistics, Senior Secured Tranche 2 DDTL (First Lien) Retired 03/22/2023, 10.19% (LIBOR + 5.00%), maturity 12/30/26	Transportation: Cargo	-	71,111
Applied Adhesives, Senior Secured Delayed Draw Term Loan, 9.69% (LIBOR + 4.50%), maturity 3/12/27	Containers, Packaging & Glass	-	27,721
		$24,253,527	$24,258,010

Unfunded commitments represent all amounts unfunded as of March 31, 2023 and December 31, 2022. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Per Share Data:
Net asset value, beginning of period	$9.24	$9.36
Net investment income(a)	0.19	0.10
Net realized (loss) gain on investments and change in unrealized depreciation on investments(a)(b)	(0.02)	(0.03)
Net increase in net assets resulting from operations	$0.17	$0.07
Net asset value at end of period	$9.41	$9.43
Total return(c)	1.84%	0.75%
Shares of common stock outstanding at end of period	44,753,084	43,166,536

Statement of Assets and Liabilities Data:
Net assets at end of period	$421,319,813	$406,993,142
Average net assets(d)	424,072,674	406,436,056

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized(e)	2.84%	1.79%
Ratio of net expenses to average net assets - annualized(f)	1.62%	1.04%
Ratio of net investment income to average net assets - annualized	8.07%	4.38%
Portfolio turnover(g)	2.09%	0.99%

(a)	Based on weighted average basic per share of Common Stock data.
(b)	The per share amount varies from the net realized and unrealized gain (loss) for the period because of the timing of sales of fund shares and the per share amount of realized and unrealized gains and losses at such time.
(c)	Total return is based on the change in net asset value during the respective periods. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.
(g)	Not annualized.

Note 11. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 12. Subsequent Events

Subsequent to March 31, 2023 through May 12, 2023, the Company invested $8,156,066 at cost in 22 different portfolio companies. On March 27, 2023, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the Stockholder. The Offer was accepted on April 24, 2023.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of March 31, 2023, was approximately $398,843,940 and held in 216 portfolio companies as of March 31, 2023. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2022, was approximately $420,828,658 and held in 222 portfolio companies as of December 31, 2022.

During the three months ended March 31, 2023, we invested in 7 new syndicated investments for a combined $6,486,826 and in existing investments for a combined $1,889,911. We also received $20,751,034 in repayments from investments and $9,262,833 from investments sold during the three months ended March 31, 2023. During the three months ended March 31, 2022, we invested in 22 new syndicated investments for a combined $30,097,098 and in existing investments for a combined $3,471,687. We also received $12,318,646 in repayments from investments and $4,047,932 from investments sold during the three months ended March 31, 2022.

In addition, for the three months ended March 31, 2023, we had a change in unrealized depreciation of approximately $556,727 and realized losses of $43,997. For the three months ended March 31, 2022, we had a change in unrealized depreciation of approximately $1,566,163 and realized gains of $225,786.

Our investment activity for the three months ended March 31, 2023 and 2022, is presented below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Beginning investment portfolio, at fair value	$420,828,658	$403,054,374
Investments in new portfolio investments	6,486,826	30,097,098
Investments in existing portfolio investments	1,889,911	3,471,687
Principal repayments	(20,751,034)	(12,318,646)
Proceeds from investments sold	(9,262,833)	(4,047,932)
Change in premiums, discounts and amortization	253,136	206,238
Net change in unrealized depreciation on investments	(556,727)	(1,566,163)
Realized (loss) gain on investments	(43,997)	225,786
Ending portfolio investment activity, at fair value	$398,843,940	$419,122,442
Number of portfolio investments	244	242
Average investment amount, at cost	$1,665,053	$1,743,499
Percentage of investments at floating rates	99.18%	100.00%

As of March 31, 2023 and December 31, 2022, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2023 through May 12, 2023, the Company invested $8,156,066 at cost in 22 different portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation. This “Results of Operations” section should be read in conjunction with the “COVID-19 and Related Developments” section above.

Revenue

Total investment income for the three months ended March 31, 2023 and 2022 is presented in the table below.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Total interest income from non-controlled/non-affiliated investments	$10,011,292	$5,389,818
Total other interest income	64,550	384
Total other income	62,635	38,118
Total investment income	$10,138,477	$5,428,320

Total investment income for the three months ended March 31, 2023 increased to $10,138,477 from $5,428,320 for the three months ended March 31, 2022, and was primarily driven by an increase in interest rate spreads over the period and our increasing investment balance. As of March 31, 2023 and 2022, the size of our debt portfolio was $402,971,119 and $420,316,183 at amortized cost, respectively, with total debt principal amount outstanding of $407,505,625 and $423,552,801, respectively.

Expenses

Total expenses net of waivers for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Base management fee(a)	$1,108,854	$1,038,439
Incentive fee(a)	1,333,105	426,322
Interest expense(b)	227,652	41,166
Professional fees	98,636	81,675
Other expenses	74,766	79,177
Administrative fee(a)	66,250	66,250
Directors' fees	63,750	56,250
Total expenses	2,973,013	1,789,279
Base management fee waivers(a)	(388,099)	(363,454)
Incentive fee waivers(a)	(889,296)	(383,690)
Total expenses, net of waivers	$1,695,618	$1,042,135

(a) Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.
(b) Refer to Note 8-Borrowing within the financial statements for a description of the relevant expenses.

The increase in base management fees before waivers for the three months ended March 31, 2023 in comparison to the three months ended March 31, 2022 was driven by our increasing average gross assets balance. For the three months ended March 31, 2023 and 2022, we accrued gross base management fees before waivers of $1,108,854 and $1,038,439, respectively. Offsetting those fees, we recognized base management fee waivers of $388,099 and $363,454 for three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, we accrued incentive fees related to net investment income before waivers of $1,333,105 and $426,322, respectively. Offsetting those fees, we recognized incentive fee waivers of $889,296 and $383,690, respectively. Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2023 and 2022. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2023 and 2022, we incurred professional fees of $98,636 and $81,675, respectively, related to audit fees, tax fees, and legal fees. During the three months ended March 31, 2023 and 2022, we incurred expenses related to fees paid to our independent directors of $63,750 and $56,250 for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023 and 2022, we incurred interest expense of $227,652 and $41,166, respectively, in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

For the three months ended March 31, 2023, we recognized $43,997 in net realized losses. For the three months ended March 31, 2022, we recognized $225,786 in net realized gains.

Net change in unrealized (depreciation) appreciation on investments for the three months ended March 31, 2023 and 2022 was as follows:

Type	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
First Lien Debt	$(589,260)	$(1,535,347)
Unitranche Debt	72,983	17,102
Second Lien Debt	(215,724)	(50,930)
Equity and Preferred Shares	175,274	3,012
Net change in unrealized depreciation on investments	$(556,727)	$(1,566,163)

Net change in unrealized depreciation on investments during the three months ended March 31, 2023 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three months ended March 31, 2022 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of March 31, 2023 and December 31, 2022, we had cash of $32,284,422 and $15,923,163, respectively. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 and Related Developments” section above.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $35,815,808. The primary operating activities during this period were investments in portfolio companies. The Company invested $6,486,826 in new portfolio investments and $1,889,911 in existing portfolio investments during the three months ended March 31, 2023. This was offset by repayments of bank loans and sales of investments of $20,751,034 and $9,262,833, respectively. Net cash used in operating activities for the three months ended March 31, 2022 was $29,477,387. The primary operating activities during this period were investments in portfolio companies. The Company invested $30,097,098 in new portfolio investments and $3,471,687 in existing portfolio investments during the three months ended March 31, 2022. This was offset by repayments of bank loans and sales of investments of $12,318,646 and $4,047,932, respectively.

As of March 31, 2023, we had 70 investments with unfunded commitments of $24,253,527. As of December 31, 2022, we had 66 investments with unfunded commitments of $24,258,010. We believe that, as of both March 31, 2023 and December 31, 2022, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Beginning investment portfolio	$420,828,658	$403,054,374
Investments in new portfolio investments	6,486,826	30,097,098
Investments in existing portfolio investments	1,889,911	3,471,687
Principal repayments	(20,751,034)	(12,318,646)
Proceeds from sales of investments	(9,262,833)	(4,047,932)
Net change in unrealized depreciation on investments	(556,727)	(1,566,163)
Net realized (loss) gain on investments	(43,997)	225,786
Net change in premiums, discounts and amortization	253,136	206,238
Investment Portfolio, at Fair Value	$398,843,940	$419,122,442

Financing Activities

Net cash used in our financing activities for the three months ended March 31, 2023 was $19,454,549, which consisted of $15,000,000 in repurchases of 1,623,377 shares to our stockholders in connection with the Tender Offer during the period and $4,454,549 in connection with repayments of our short-term borrowings during the period. Net cash provided by our financing activities for the three months ended March 31, 2022 was $30,000,000 from issuances of 3,205,128 shares of Common Stock to our stockholders in connection with our capital calls during the period.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of March 31, 2023, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of March 31, 2023 and December 31, 2022, were 44,753,084 and 46,376,461, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We did not declare or pay distributions for the three months ended March 31, 2023 and 2022.

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

Related Party Fees

For the three months ended March 31, 2023 and 2022, we recorded base management fees of $1,108,854 and $1,038,439, respectively. Offsetting these fees were waivers to the base management fees of $388,099 and $363,454, respectively, as set forth within the accompanying statements of operations.

For the three months ended March 31, 2023 and 2022, we recorded incentive fees of $1,333,105 and $426,322, respectively. Offsetting these waivers to the incentive fees of $889,296 and $383,690, respectively, as set forth within the accompanying statements of operations.

For both of the three months ended March 31, 2023 and 2022, we recorded administrative fees of $66,250, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of March 31, 2023 and December 31, 2022 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2023	December 31, 2022
Net base management fee due to Adviser	$720,755	$732,900
Net incentive fee due to Adviser	443,809	404,409
Total fees due to Adviser, net of waivers	1,164,564	1,137,309
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,230,814	$1,203,559

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

On January 9, 2023, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the Stockholder. The Offer was accepted on February 7, 2023. On March 27, 2023, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the Stockholder. The Offer was accepted on April 24, 2023.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2023, we had 70 investments with unfunded commitments of $24,253,527. As of December 31, 2022, we had 66 investments with unfunded commitments of $24,258,010. We believe that, as of March 31, 2023 and December 31, 2022, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	9,853,882
Up 200 basis points	5,778,826
Up 100 basis points	1,703,769
Down 100 basis points	(66,806)
Down 200 basis points	(66,806)
Down 300 basis points	(66,806)

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 20, 2023.

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

As a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their Shares over the next year following the calendar quarter in which the approval was obtained. On January 9, 2023, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the Stockholder. The Offer was accepted on February 7, 2023. On March 27, 2023, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock from the Stockholder. The Offer was accepted on April 24, 2023.

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

Audax Credit BDC Inc.

Date: May 12, 2023	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 12, 2023	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer