Form 10-Q/A
period 2023-03-31
Audax Credit BDC Inc.
filed 2023-06-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The registrant’s Form 10-Q for the quarterly period ended March 31, 2023 (the “Original Filing”) filed with the U.S. Securities and Exchange Commission on May 12, 2023 (the “Original Filing Date”) did not include inline XBRL tagging. The sole purpose of this Amendment No. 1 is to add inline XBRL tagging to the Original Filing in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 makes no material changes to the registrant’s Original Filing and does not reflect any subsequent events occurring after the Original Filing Date or materially modify or update disclosures made in the Original Filing.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2023 and December 31, 2022

(Expressed in U.S. Dollars)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $406,272,865 and $427,700,856, respectively)	$398,843,940	$420,828,658
Cash and cash equivalents	32,284,422	15,923,163
Interest receivable	2,441,253	2,421,871
Receivable from bank loan repayment	126,627	61,072
Other assets	168,750	—
Receivable from investments sold	—	4,415,431
Total assets	$433,864,992	$443,650,195

Liabilities
Payable for short-term borrowings(a)	$8,724,062	$13,178,611
Payable for investments purchased	1,677,500	—
Fees due to investment advisor, net of waivers(b)	1,164,564	1,137,309
Fee due to administrator(b)	66,250	66,250
Accrued expenses and other liabilities	912,803	790,347
Total liabilities	$12,545,179	$15,172,517
Commitments and contingencies(c)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 44,753,084 and 46,376,461 shares issued and outstanding, respectively	$44,753	$46,376
Capital in excess of par value	422,957,588	437,955,965
Total distributable loss	(1,682,528)	(9,524,663)
Total Net Assets	$421,319,813	$428,477,678

Net Asset Value per Share of Common Stock at End of Period	$9.41	$9.24

Shares Outstanding	44,753,084	46,376,461
(a)	Refer to Note 8-Borrowings for additional information.
(b)	Refer to Note 4-Related Party Transactions for additional information.
(c)	Refer to Note 9-Commitments and Contingencies for additional information.

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

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Operations
Net investment income	$8,442,859	$4,386,185
Net realized (loss) gain on investments	(43,997)	225,786
Net change in unrealized depreciation on investments	(556,727)	(1,566,163)
Net increase in net assets resulting from operations	7,842,135	3,045,808

Capital Share Transactions:
Issuance of common stock	—	30,000,000
Repurchases of common stock	(15,000,000)	—
Net increase in net assets from capital share transactions	(15,000,000)	30,000,000

Net (Decrease) Increase in Net Assets	(7,157,865)	33,045,808
Net Assets, Beginning of Period	428,477,678	373,947,334
Net Assets, End of Period	$421,319,813	$406,993,142

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,842,135	$3,045,808
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	43,997	(225,786)
Net change in unrealized depreciation on investments	556,727	1,566,163
Accretion of original issue discount interest and payment-in-kind interest	(253,136)	(206,238)
Decrease in receivable from investments sold	4,415,431	—
Increase in interest receivable	(19,382)	(469,597)
Increase in receivable from bank loan repayment	(65,555)	(70,746)
Increase in other assets	(168,750)	(157,500)
Increase in accrued expenses and other liabilities	122,456	93,284
Increase in fees due to investment advisor(a)	27,255	783,868
(Increase) decrease in payable for investments purchased	1,677,500	(16,634,436)

Investment activity:
Investments purchased	(8,376,737)	(33,568,785)
Proceeds from investments sold	9,262,833	4,047,932
Repayment of bank loans	20,751,034	12,318,646
Total investment activity	21,637,130	(17,202,207)

Net cash provided by (used in) operating activities	35,815,808	(29,477,387)

Cash flows from financing activities:
Issuance of shares of common stock	—	30,000,000
Repurchases of shares of common stock	(15,000,000)	—
Repayments of short-term borrowings(b)	(4,454,549)	—

Net cash (used in) provided by financing activities	(19,454,549)	30,000,000

Net increase in cash and cash equivalents	16,361,259	522,613

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	15,923,163	11,058,796

Cash and cash equivalents, end of period	$32,284,422	$11,581,409

Supplemental cash flow information Interest paid on short-term financing	$119,524	$41,166

Supplemental non-cash information Payment-in-kind ("PIK") interest income	$87,506	$61,319
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (93.8%) (g) (h) (i):

Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	L+		5.75%		10.94%	9/22/2021	9/30/2027	4,935,901	$4,867,782	$4,789,706
RevHealth	(j)	Unitranche Initial Term Loan	S+		5.75%		10.66%	7/22/2022	7/22/2028	4,259,418	4,180,330	4,168,698
Radiology Partners		Senior Secured Term B Loan (First Lien)	L+		4.25%		9.44%	6/28/2018	7/9/2025	4,215,792	4,360,152	3,793,548
Young Innovations		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.19%	11/6/2017	11/7/2024	3,706,381	3,700,647	3,660,052
PharMedQuest	(j)	Unitranche Term A Loan	S+		5.50%		10.41%	11/6/2019	11/6/2024	3,278,398	3,276,101	3,266,993
InHealth Medical Alliance		Unitranche Initial Term Loan	S+	3.50%	3.50	% PIK	8.41%	6/25/2021	6/28/2028	3,526,186	3,497,787	3,173,567
InterMed	(j)	Unitranche Initial Term Loan	S+		6.50%		11.41%	12/22/2022	12/24/2029	3,023,758	2,938,440	2,963,585
Waystar	(k)	Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.19%	9/19/2019	10/22/2026	2,912,443	2,907,844	2,907,448
Advancing Eyecare		Senior Secured Initial Term Loan	S+		5.75%		10.66%	5/27/2022	6/29/2029	2,525,310	2,461,363	2,518,997
Premise Health		Senior Secured Initial Term Loan (First Lien)	S+		3.50%		8.41%	8/15/2018	7/10/2025	2,253,110	2,256,549	2,247,477
Soliant		Senior Secured Initial Term Loan	L+		4.00%		9.19%	3/26/2021	3/31/2028	2,115,249	2,100,755	2,115,249
nThrive		Senior Secured Initial Loan (Second Lien)	L+		6.75%		11.94%	11/19/2021	12/17/2029	2,000,000	1,976,551	1,977,500
CPS	(j)	Unitranche Closing Date Term Loan	L+		5.50%		10.69%	5/18/2022	6/1/2028	1,943,754	1,939,304	1,943,754
Gastro Health		Senior Secured Initial Term Loan (First Lien)	L+		4.50%		9.69%	7/2/2021	7/3/2028	1,970,538	1,961,132	1,916,348
Avalign Technologies		Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.41%	12/19/2018	12/22/2025	1,915,000	1,913,906	1,881,488
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.19%	5/12/2021	5/18/2028	1,858,544	1,850,838	1,826,020
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+		5.25%		10.16%	7/13/2021	12/30/2027	1,848,968	1,833,633	1,821,233
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	L+		3.50%		8.69%	7/23/2019	7/24/2026	1,930,000	1,933,010	1,807,570
Upstream Rehabilitation		Senior Secured August 2021 Incremental Term Loan (First Lien)	S+		4.25%		9.16%	10/24/2019	11/20/2026	1,946,578	1,944,178	1,728,401
Blue Cloud		Senior Secured Closing Date Term Loan	S+		5.00%		9.91%	12/13/2021	1/21/2028	1,485,000	1,464,689	1,459,013
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	L+		4.50%		9.69%	12/18/2020	12/22/2027	1,473,750	1,457,213	1,444,275
Mission Vet Partners		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.19%	12/15/2021	4/27/2028	1,477,500	1,465,148	1,414,706
Symplr		Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.41%	11/23/2020	12/22/2027	1,470,000	1,453,494	1,322,768
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		9.66%	3/11/2022	4/23/2029	1,280,605	1,257,487	1,264,597
Tecomet		Senior Secured 2017 Term Loan (First Lien)	L+		3.50%		8.69%	1/10/2019	5/1/2024	1,140,692	1,140,627	1,109,323
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	L+		4.75%		9.94%	4/1/2021	4/17/2028	1,067,232	1,059,427	1,059,228
Cirtec Medical		Senior Secured (USD) Initial Term Loan	S+		6.25%		11.16%	1/30/2023	1/24/2029	1,000,000	968,055	992,500
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	L+		8.00%		13.19%	4/1/2021	4/16/2029	1,000,000	987,992	992,500
Micro Merchant Systems		Unitranche Initial Term Loan	S+		5.75%		10.66%	3/2/2022	12/14/2027	990,000	980,283	985,050
Wedgewood		Senior Secured Initial Term Loan	S+		4.25%		9.16%	2/24/2021	3/31/2028	985,000	976,895	985,000
nThrive		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.19%	11/19/2021	12/18/2028	990,000	986,250	980,100
Forefront		Senior Secured Closing Date Term Loan	S+		4.25%		9.16%	3/23/2022	4/1/2029	988,021	972,529	978,141

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (93.8%) (g) (h) (i) (Continued):

Healthcare & Pharmaceuticals (Continued)
Allied Benefit Systems		Senior Secured Initial Term B Loan	L+	4.50%	9.69%	10/21/2020	11/18/2026	977,500	$967,671	$970,169
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	10.91%	6/27/2022	6/28/2029	819,390	763,167	817,341
UDG	(k)(l)	Senior Secured Initial Dollar Term Loan (First Lien)	L+	4.25%	9.44%	8/6/2021	8/19/2028	631,875	627,302	621,607
ImageFirst		Senior Secured Initial Term Loan	L+	4.50%	9.69%	4/26/2021	4/27/2028	603,239	600,888	598,714
Western Dental		Senior Secured 2022 Incremental Term Loan	L+	5.25%	10.44%	6/21/2022	8/18/2028	496,250	487,343	483,844
AccentCare		Senior Secured 2021 Term Loan (First Lien)	L+	4.00%	9.19%	6/15/2021	6/22/2026	491,250	491,250	478,969
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.94%	4/1/2021	5/10/2028	492,500	488,477	475,918
Confluent Health	(k)	Senior Secured Amendment No. 1 Term Loan	S+	7.50%	12.41%	4/11/2023	11/28/2028	500,000	465,000	465,000
Press Ganey	(k)	Senior Secured 2020 Incremental Term Loan (First Lien)	L+	3.75%	8.94%	10/1/2020	7/24/2026	490,022	486,644	458,937
MyEyeDr	(k)	Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.44%	8/2/2019	8/31/2026	519,965	517,591	458,513
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.50%	9.41%	3/22/2021	2/6/2025	459,375	456,092	454,781
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.25%	9.16%	2/27/2017	2/6/2025	391,962	391,969	388,042
RevHealth	(j)	Senior Secured Revolving Credit Loan	S+	5.75%	10.66%	1/24/2023	7/22/2028	107,877	107,877	105,579
Blue Cloud		Senior Secured Revolving Credit Loan	S+	5.00%	9.91%	12/14/2022	1/21/2028	72,727	72,727	71,455
CPS	(j)	Senior Secured Revolving Credit Loan	L+	5.50%	10.69%	5/18/2022	6/1/2028	—	(714)	—
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.66%	3/11/2022	4/21/2028	—	(3,367)	—
InterMed	(j)	Senior Secured Revolving Credit Loan	S+	6.50%	11.41%	12/22/2022	12/24/2028	—	(21,598)	—

Services: Business
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.94%	12/7/2021	12/15/2028	4,455,000	4,417,214	4,391,427
InnovateMR	(j)	Unitranche Initial Term Loan	L+	6.00%	11.19%	12/16/2021	1/20/2028	4,194,210	4,132,070	4,142,955
CoAdvantage	(m)	Senior Secured Initial Term Loan (First Lien)	L+	5.00%	10.19%	9/26/2019	9/23/2025	3,860,000	3,841,363	3,860,000
RevSpring	(m)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	9.19%	10/5/2018	10/11/2025	3,830,000	3,827,927	3,830,000
Eliassen		Unitranche Initial Term Loan	S+	5.75%	10.66%	3/31/2022	4/7/2028	3,353,519	3,301,749	3,336,751
Veritext		Senior Secured Initial Term Loan (First Lien)	L+	3.50%	8.69%	8/14/2018	8/1/2025	3,070,998	3,056,927	3,063,321
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	10.66%	3/25/2022	4/6/2029	2,985,000	2,939,820	2,970,075
Fleetwash		Senior Secured Incremental Term Loan	S+	4.75%	9.66%	9/25/2018	10/1/2024	2,865,844	2,857,427	2,844,350
The Facilities Group		Unitranche Initial Term Loan	L+	5.75%	10.94%	12/10/2021	11/30/2027	2,800,116	2,774,484	2,772,115
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	6.25%	11.16%	12/7/2022	12/7/2028	2,755,000	2,651,902	2,693,656
Service Logic		Senior Secured Closing Date Initial Term Loan (First Lien)	L+	4.00%	9.19%	10/23/2020	10/29/2027	2,529,117	2,510,392	2,516,471
CoolSys		Senior Secured Closing Date Initial Term Loan	L+	4.75%	9.94%	8/4/2021	8/11/2028	2,557,899	2,532,391	2,506,741
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	8.66%	3/6/2020	4/9/2027	2,431,250	2,417,414	2,360,343
TRC Companies		Senior Secured Initial Term Loan (Second Lien)	L+	6.75%	11.94%	11/19/2021	12/7/2029	2,000,000	1,980,000	1,980,000
ECi Software	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.94%	9/17/2020	11/9/2027	1,955,000	1,948,852	1,914,434
Veregy		Senior Secured Initial Term Loan	L+	6.00%	11.19%	11/2/2020	11/3/2027	1,955,000	1,913,330	1,906,125
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	10.66%	6/6/2022	6/9/2028	1,940,227	1,903,213	1,901,738
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.41%	12/9/2021	12/15/2028	1,980,000	1,963,267	1,880,178
InnovateMR	(j)	Unitranche First Amendment Term Loan	L+	6.50%	11.69%	12/23/2022	1/20/2028	1,881,564	1,824,025	1,858,571
Insight Global		Unitranche Closing Date Term Loan	L+	6.00%	11.19%	9/22/2021	9/22/2028	1,477,500	1,451,843	1,477,500

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Services: Business (Continued)
Addison Group		Senior Secured Initial Term Loan	S+		4.25%		9.16%	1/19/2022	12/29/2028	1,485,000	$1,481,800	$1,473,863
OSG Billing Services		Senior Secured Amended and Restated Term A Loan	S+	5.50%	1.50	% PIK	10.41%	8/31/2022	6/26/2026	1,443,704	1,441,970	1,111,652
Veritext		Senior Secured Initial Term Loan (Second Lien)	L+		6.75%		11.94%	8/14/2018	7/31/2026	1,000,000	997,442	997,500
Vistage		Senior Secured Initial Term Loan	S+		5.25%		10.16%	7/18/2022	7/13/2029	995,000	969,630	990,025
trustaff		Senior Secured Initial Term Loan (First Lien)	L+		3.75%		8.94%	12/9/2021	3/6/2028	984,925	982,871	984,925
Divisions Maintenance Group		Senior Secured Term B Loan	L+		4.75%		9.94%	5/21/2021	5/27/2028	985,000	977,191	977,613
Health Management Associates	(k)	Senior Secured Term Loan A	S+		6.25%		11.16%	3/31/2023	3/31/2029	1,000,000	964,671	970,000
Secretariat International		Senior Secured Term Loan (First Lien)	L+		4.75%		9.94%	12/16/2021	12/29/2028	973,250	968,964	963,517
TRC Companies	(k)	Senior Secured Term Loan (First Lien)	L+		3.75%		8.94%	11/19/2021	12/8/2028	990,025	985,866	961,151
eResearch	(k)	Senior Secured Term Loan (First Lien)	L+		4.50%		9.69%	12/1/2020	2/4/2027	977,393	977,393	924,863
WIRB-Copernicus Group	(k)	Senior Secured Term Loan (First Lien)	L+		4.00%		9.19%	12/13/2019	1/8/2027	972,500	966,803	921,449
Diversified		Senior Secured Initial Term Loan	S+	5.00%	1.50	% PIK	9.91%	4/19/2019	12/23/2023	904,750	903,454	875,346
Accolite	(k)	Senior Secured Initial Term Loan	S+		6.00%		10.91%	3/31/2023	4/10/2029	750,000	727,500	727,500
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+		5.25%		10.16%	9/16/2022	3/12/2027	742,423	694,346	713,736
Therma Holdings	(k)	Senior Secured Initial Term Loan (2021)	L+		3.75%		8.94%	12/11/2020	12/16/2027	588,852	587,028	580,755
System One		Senior Secured Initial Term Loan	S+		4.00%		8.91%	1/28/2021	3/2/2028	491,250	489,460	488,794
Engineering Solutions	(k)	Senior Secured Term Loan (First Lien)	S+		7.00%		11.91%	3/31/2023	4/1/2030	500,000	485,000	485,000
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+		6.25%		11.16%	12/7/2022	12/7/2028	95,238	78,095	93,117
Health Management Associates	(k)	Senior Secured Revolving Loan	S+		6.25%		11.16%	3/31/2023	3/31/2029	—	(2,131)	—
VC3	(j)	Senior Secured Revolving Credit	S+		5.25%		10.16%	7/21/2022	3/12/2027	—	(2,692)	—
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+		5.75%		10.66%	3/25/2022	4/7/2028	—	(4,038)	—
Liberty Group	(j)	Senior Secured Revolving Loan	S+		5.75%		10.66%	6/6/2022	6/9/2028	—	(4,545)	—

High Tech Industries
Netsmart	(k)	Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.19%	9/29/2020	10/1/2027	3,430,000	3,419,539	3,394,637
Golden Source	(j)	Unitranche Initial Term Loan	S+		5.50%		10.41%	3/25/2022	5/12/2028	3,444,514	3,373,232	3,378,952
Planview	(k)	Senior Secured Closing Date Term Loan (First Lien)	L+		4.00%		9.19%	12/11/2020	12/17/2027	2,599,054	2,577,765	2,468,568
Idera	(k)	Senior Secured Term B-1 Loan (First Lien)	L+		3.75%		8.94%	6/27/2017	3/2/2028	2,566,580	2,566,589	2,455,896
Ivanti Software	(k)	Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	L+		4.25%		9.44%	11/20/2020	12/1/2027	2,955,150	2,924,088	2,437,216
Flexera	(k)	Senior Secured Term B-1 Loan (First Lien)	L+		3.75%		8.94%	2/16/2020	3/3/2028	2,352,123	2,352,123	2,322,721
PracticeTek	(j)	Unitranche Initial Term Loan	L+		5.25%		10.44%	11/22/2021	11/23/2027	2,376,956	2,326,395	2,318,177
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	L+		4.00%		9.19%	3/19/2021	4/24/2028	2,462,500	2,451,790	2,197,781
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+		7.00%		11.91%	5/17/2022	5/31/2030	2,000,000	1,940,000	1,980,000

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

High Tech Industries (Continued)
Sophos	(k) (o)	Senior Secured Dollar Tranche Term Loan (First Lien)	L+	3.50%	8.69%	1/16/2020	3/5/2027	1,945,027	$1,878,025	$1,930,440
QuickBase		Senior Secured Term Loan (First Lien)	L+	4.00%	9.19%	3/29/2019	4/2/2026	1,925,000	1,920,863	1,900,938
Intermedia		Senior Secured New Term Loan (First Lien)	L+	6.00%	11.19%	7/13/2018	7/21/2025	1,915,000	1,909,695	1,876,700
HelpSystems		Senior Secured Term Loan	S+	4.00%	8.91%	12/19/2019	11/19/2026	1,964,663	1,959,217	1,856,361
OEConnection		Senior Secured Initial Term Loan	L+	4.00%	9.19%	9/24/2019	9/25/2026	1,588,180	1,584,527	1,580,239
Bomgar	(k)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	9.19%	5/25/2018	4/18/2025	1,606,294	1,610,255	1,575,509
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	L+	5.25%	10.44%	12/16/2021	12/21/2028	1,485,000	1,472,340	1,470,150
SmartBear		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.44%	11/20/2020	3/3/2028	982,500	974,834	977,588
WellSky		Senior Secured Incremental Term B-1 Loan (First Lien)	S+	5.75%	10.66%	8/16/2022	3/10/2028	995,000	967,288	972,613
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	L+	4.25%	9.44%	6/17/2021	9/1/2028	985,000	980,814	952,988
Imperva		Senior Secured Term Loan	L+	4.00%	9.19%	9/23/2020	1/12/2026	973,453	968,119	941,816
Infoblox	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.66%	10/7/2020	12/1/2027	982,500	979,224	913,312
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.41%	5/17/2022	5/31/2029	498,750	484,734	481,451
DigiCert	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.91%	3/13/2020	10/16/2026	485,000	469,089	475,984
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.66%	8/10/2021	10/8/2028	495,000	490,892	473,963
PracticeTek	(j)	Senior Secured Revolving Loan	L+	5.25%	10.44%	11/22/2021	11/23/2027	—	(7,156)	—
Golden Source	(j)	Senior Secured Revolving Loan	S+	5.50%	10.41%	8/22/2022	5/12/2028	—	(9,390)	—

Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	10.91%	12/10/2021	12/23/2026	6,403,679	6,290,130	6,373,564
Transcendia		Senior Secured 2017 Refinancing Term Loan (First Lien)	L+	3.50%	8.69%	5/11/2017	5/30/2024	3,309,350	3,305,891	3,143,882
Brook & Whittle		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.91%	12/9/2021	12/14/2028	3,123,365	3,100,691	3,123,365
Anchor Packaging		Senior Secured Initial Term Loan (First Lien)	L+	4.00%	9.19%	7/17/2019	7/18/2026	2,484,291	2,476,895	2,478,081
PCI	(k)	Senior Secured Term B Loan (First Lien)	L+	3.50%	8.69%	9/25/2020	11/30/2027	2,437,719	2,430,972	2,388,100
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	L+	5.00%	10.19%	12/15/2021	12/16/2028	1,980,000	1,961,731	1,970,100
Resource Label Group		Senior Secured Closing Date Initial Term Loan (First Lien)	L+	4.00%	9.19%	7/2/2021	7/7/2028	1,856,250	1,848,572	1,856,250
Intertape Polymer	(p)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.66%	6/15/2022	6/28/2028	1,990,000	1,918,937	1,844,173
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	L+	3.25%	8.44%	1/29/2021	3/3/2028	1,805,787	1,798,545	1,767,414
Potters Industries		Senior Secured Initial Term Loan	L+	4.00%	9.19%	11/19/2020	12/14/2027	1,470,000	1,460,195	1,458,975
Technimark		Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.94%	6/30/2021	7/7/2028	1,473,750	1,467,858	1,440,591
Tekni-Plex	(k)	Senior Secured Tranche B-3 Initial Term Loan	L+	4.00%	9.19%	7/29/2021	9/15/2028	1,125,363	1,123,159	1,090,724
Novolex	(k)	Senior Secured Term B Loan (First Lien)	S+	4.25%	9.16%	3/30/2022	4/13/2029	992,500	971,178	971,533
Lacerta		Senior Secured Term Loan	L+	5.50%	10.69%	2/8/2021	12/30/2026	977,500	969,585	967,725
Pregis	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.66%	7/25/2019	7/31/2026	967,500	966,259	946,215
Applied Adhesives		Senior Secured Term A Loan	L+	4.50%	9.69%	3/12/2021	3/12/2027	619,917	615,285	618,367
Five Star Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.16%	4/27/2022	5/5/2029	497,500	490,850	492,214
Golden West Packaging		Senior Secured Initial Term Loan	L+	5.25%	10.44%	11/29/2021	12/1/2027	487,500	483,377	486,281
Pregis	(k)	Senior Secured Third Amendment Refinancing Term Loan (First Lien)	L+	3.75%	8.94%	12/9/2020	7/31/2026	492,500	490,862	480,343
Applied Adhesives		Senior Secured Revolving Loan	L+	4.75%	9.94%	3/12/2021	3/12/2027	—	(616)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity Partners		Unitranche Initial Term Loan	S+	5.75%		10.66%	7/28/2022	7/27/2029	4,636,201	$4,565,395	$4,636,201
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		8.66%	7/22/2021	7/31/2028	3,950,000	3,931,655	3,905,563
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.50%		10.41%	6/13/2022	6/30/2028	3,541,657	3,457,833	3,457,498
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%		11.41%	8/31/2022	9/30/2028	3,444,283	3,366,270	3,418,451
Ascensus	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.50%		8.69%	11/17/2021	8/2/2028	2,970,000	2,958,741	2,892,038
EPIC Insurance		Unitranche Closing Date Term Loan	L+	5.25%		10.44%	8/27/2021	9/29/2028	2,365,835	2,334,103	2,342,177
American Beacon Advisors		Senior Secured Tranche D Term Loan (Second Lien)	L+	8.00%		13.19%	10/31/2017	4/30/2025	2,117,133	2,121,918	2,090,669
Kestra Financial	(k)	Senior Secured Initial Term Loan	S+	4.25%		9.16%	4/29/2019	6/3/2026	1,930,000	1,920,327	1,895,019
Beta+	(k)	Senior Secured Initial Term Loan	S+	5.25%		10.16%	6/24/2022	7/1/2029	1,990,000	1,873,037	1,751,200
Orion	(k)	Senior Secured 2021 Refinancing Term Loan (First Lien)	L+	3.75%		8.94%	8/4/2020	9/24/2027	1,466,325	1,455,027	1,379,130
SIAA	(j)	Unitranche Initial Term Loan	L+	6.25%		11.44%	4/21/2021	4/28/2028	1,157,824	1,140,564	1,133,126
Advisor Group	(k)	Senior Secured Term B-1 Loan	L+	4.50%		9.69%	1/31/2020	7/31/2026	1,016,303	1,016,343	1,002,461
Community Brands		Unitranche Initial Term Loan	S+	5.75%		10.66%	2/23/2022	2/24/2028	990,000	970,436	980,100
LERETA		Senior Secured Initial Term Loan	L+	5.25%		10.44%	7/27/2021	7/30/2028	985,000	976,648	970,225
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	L+	4.75%		9.94%	3/29/2022	6/1/2026	297,000	275,141	294,030
Integro	(q)	Senior Secured 2022 Refinancing Term Loan (First Lien)	FIXED	12.50	% PIK	12.25%	10/9/2015	5/8/2023	221,287	224,508	221,287
Cherry Bekaert	(j)	Senior Secured Revolving Credit Loan	S+	5.50%		10.41%	8/1/2022	6/30/2028	184,942	184,942	180,547
Beta+	(k)	Senior Secured Revolving Credit Loan	S+	5.25%		10.16%	6/24/2022	7/1/2027	83,715	77,499	73,670
EPIC Insurance		Senior Secured Revolving Loan	L+	5.25%		10.44%	8/27/2021	9/30/2027	34,796	34,526	34,448

Capital Equipment
Tank Holding	(n)	Unitranche Initial Term Loan	S+	6.00%		10.91%	3/25/2022	3/31/2028	3,970,000	3,900,081	3,960,075
Plaskolite		Senior Secured 2021-1 Refinancing Term Loan (First Lien)	L+	4.00%		9.19%	12/12/2018	12/15/2025	3,831,800	3,800,083	3,606,279
Excelitas		Unitranche Closing Date Euro Term Loan	L+	5.75%		10.94%	6/15/2022	8/12/2029	2,969,565	3,013,358	2,947,293
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%		10.91%	9/30/2022	7/29/2029	2,328,333	2,267,873	2,305,050
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%		8.94%	3/17/2021	3/31/2028	1,661,975	1,659,741	1,611,426
Radwell		Unitranche Initial Term Loan	S+	5.75%		10.66%	3/11/2022	4/1/2029	1,488,750	1,466,387	1,488,750
Edward Don		Senior Secured Initial Term Loan	L+	4.25%		9.44%	6/26/2018	7/2/2025	1,370,943	1,369,824	1,313,363
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%		10.91%	5/26/2022	5/31/2029	995,000	923,611	985,050
Cleaver Brooks		Senior Secured Initial Term Loan	S+	5.75%		10.66%	7/18/2022	7/31/2028	987,500	969,013	982,563
MW Industries	(k)	Senior Secured Initial Term Loan	S+	7.00%		11.91%	3/31/2023	3/31/2030	1,000,000	970,000	970,000
TriMark		Senior Secured Second Amendment Tranche B Loan (Super Senior Priority)	L+	3.50%		8.69%	1/31/2022	8/28/2024	961,124	961,124	624,731
Culligan	(k)	Senior Secured 2022 Refinancing Term B Loan	L+	3.75%		8.94%	6/17/2021	7/31/2028	558,281	555,526	540,489

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Capital Equipment (Continued)
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	L+	3.25%	8.44%	2/24/2021	3/2/2028	491,269	$490,379	$490,041
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	L+	3.50%	8.69%	3/5/2020	5/19/2028	486,269	486,269	480,494
SPX Flow	(k)	Senior Secured Term Loan	S+	4.50%	9.41%	3/18/2022	4/5/2029	435,707	418,334	416,919
Tank Holding		Senior Secured Revolving Credit Loan	S+	6.00%	10.91%	3/25/2022	3/31/2028	41,846	38,892	41,742
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	10.91%	8/11/2022	7/29/2028	38,991	28,586	38,601
Radwell		Senior Secured Revolving Loan	S+	5.75%	10.66%	3/11/2022	4/1/2028	10,666	9,466	10,666
Cleaver Brooks		Senior Secured Revolving Loan	S+	5.75%	10.66%	7/21/2022	7/31/2028	—	(2,462)	—

Aerospace & Defense
StandardAero	(k)	Senior Secured 2020 Term B-1 Loan	L+	3.50%	8.69%	1/24/2019	4/6/2026	3,229,324	3,225,247	3,164,027
CPI International		Unitranche Initial Term Loan	S+	5.50%	10.41%	5/18/2022	10/6/2029	3,000,000	2,935,553	2,962,500
HDT Global		Senior Secured Initial Term Loan	L+	5.75%	10.94%	6/30/2021	7/8/2027	3,193,750	3,105,909	2,874,375
Whitcraft		Senior Secured Term Loan	S+	7.00%	11.91%	3/31/2023	2/15/2029	2,000,000	1,920,000	1,985,000
Amentum	(k)	Senior Secured Tranche 3 Term Loan (First Lien)	S+	4.00%	8.91%	2/10/2022	2/15/2029	1,985,000	1,975,811	1,945,300
Consolidated Precision Products		Senior Secured Initial Term Loan (Second Lien)	L+	7.75%	12.94%	5/10/2018	4/30/2026	2,000,000	2,005,185	1,920,000
StandardAero	(k)	Senior Secured 2020 Term B-2 Loan	L+	3.50%	8.69%	1/24/2019	4/6/2026	1,736,196	1,734,004	1,701,090
Peraton	(k)	Senior Secured Term B Loan (First Lien)	S+	3.75%	8.66%	2/23/2021	2/1/2028	962,112	958,559	952,092
API Technologies		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.44%	1/15/2020	5/9/2026	967,337	949,766	870,603
BlueHalo		Unitranche Initial Term Loan	L+	6.50%	11.69%	11/17/2021	10/31/2025	492,763	486,502	481,676
Novaria Group		Senior Secured Initial Term Loan	S+	5.50%	10.41%	1/24/2020	1/27/2027	481,818	478,991	477,000
Consolidated Precision Products		Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.94%	7/18/2019	4/30/2025	481,878	480,642	457,784
BlueHalo		Senior Secured Revolving Loan	L+	6.50%	11.69%	11/17/2021	10/31/2025	13,314	11,825	13,015
Whitcraft		Senior Secured Revolving Credit Loan	S+	7.00%	11.91%	3/31/2023	2/15/2029	—	(10,714)	—

Chemicals, Plastics & Rubber
DuBois Chemicals		Senior Secured Term Loan (Second Lien) - 2019	L+	8.50%	13.69%	10/8/2019	9/30/2027	3,000,000	2,983,545	2,985,000
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	10.66%	12/18/2020	12/22/2027	2,955,169	2,897,379	2,888,677
Spectrum Plastics		Senior Secured Closing Date Term Loan (First Lien)	L+	3.25%	8.44%	1/26/2018	1/31/2025	2,593,500	2,597,669	2,504,024
Unifrax	(k)	Senior Secured USD Term Loan (First Lien)	L+	3.75%	8.94%	11/5/2018	12/12/2025	2,394,950	2,376,629	2,178,842
USALCO		Unitranche Term Loan A	L+	6.00%	11.19%	10/26/2021	10/19/2027	1,975,000	1,958,531	1,960,188
Boyd Corp	(k)	Senior Secured Initial Loan (Second Lien)	L+	6.75%	11.94%	8/16/2018	9/6/2026	2,000,000	2,001,289	1,775,000
DuBois Chemicals	(k)	Senior Secured Term Loan B (First Lien)	L+	4.50%	9.69%	10/8/2019	9/30/2026	1,754,866	1,731,324	1,706,607
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	9.16%	12/3/2021	6/30/2028	492,467	484,967	487,542
Boyd Corp	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.50%	8.69%	11/7/2018	9/6/2025	486,005	470,510	470,514
Polytek		Senior Secured Term Loan	S+	5.75%	10.66%	12/23/2020	9/20/2024	488,878	484,565	464,434
USALCO		Senior Secured Revolving Loan	L+	6.00%	11.19%	10/26/2021	10/19/2026	96,774	93,548	96,048
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	10.66%	12/18/2020	12/22/2025	74,215	64,085	72,546

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.44%	8/6/2021	8/19/2028	3,618,367	$3,584,708	$3,618,367
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	9.66%	11/12/2020	11/12/2027	2,090,298	2,074,714	2,090,298
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	L+	4.75%	9.94%	12/9/2021	4/6/2028	1,970,000	1,965,826	1,907,610
St. George Logistics		Senior Secured Initial Term Loan	S+	6.00%	10.91%	4/28/2022	3/24/2026	1,485,000	1,464,909	1,485,000
Worldwide Express	(k)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	9.19%	7/23/2021	7/26/2028	1,481,250	1,471,849	1,438,664
FLS Transportation		Senior Secured Term B Loan	L+	5.25%	10.44%	4/14/2022	12/15/2028	1,214,348	1,203,738	1,214,348
Omni Logistics		Senior Secured Initial Term Loan (First Lien)	L+	5.00%	10.19%	11/24/2021	12/30/2026	1,213,886	1,203,670	1,189,608
Magnate		Senior Secured Initial Term Loan (First Lien)	L+	5.50%	10.69%	3/11/2022	12/29/2028	914,734	898,080	912,448
FLS Transportation		Senior Secured Revolving Credit Loan	L+	5.25%	10.44%	4/14/2022	12/17/2027	—	(889)	—
Omni Logistics		Senior Secured Revolving Credit Loan (First Lien)	L+	5.00%	10.19%	11/24/2021	12/30/2025	—	(1,119)	—

Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.75%	11.66%	11/1/2022	11/1/2029	3,659,828	3,532,029	3,562,810
A Place For Mom		Senior Secured Term Loan	L+	4.50%	9.69%	7/28/2017	2/10/2026	2,201,313	2,201,351	2,157,287
Smart Start		Senior Secured Term B Loan (Second Lien)	L+	7.75%	12.94%	12/10/2021	12/16/2029	2,000,000	1,969,176	1,960,000
Smart Start		Senior Secured Term B Loan (First Lien)	L+	4.50%	9.69%	12/10/2021	12/16/2028	1,975,000	1,964,401	1,935,500
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.16%	12/10/2021	12/15/2028	1,488,750	1,476,045	1,473,863
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.66%	8/19/2021	8/31/2028	987,500	978,377	980,094
Spring Education	(k)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	9.19%	7/26/2018	7/30/2025	955,000	954,063	949,031
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	L+	5.50%	10.69%	5/4/2018	5/9/2025	584,823	582,311	584,823
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.75%	11.66%	11/1/2022	11/1/2029	—	(10,154)	—

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	12.16%	12/13/2021	12/14/2029	2,500,000	2,478,362	2,450,000
Sovos Brands	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.50%	8.69%	6/8/2021	6/8/2028	2,033,001	2,033,001	2,020,295
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.91%	12/13/2021	12/14/2028	1,980,000	1,961,105	1,940,400
Hissho Sushi	(j)	Unitranche Term Loan	S+	6.00%	10.91%	4/7/2022	5/18/2028	1,843,214	1,808,000	1,843,214
Dessert Holdings		Senior Secured Initial Term Loan (First Lien)	L+	4.00%	9.19%	6/7/2021	6/9/2028	1,757,335	1,746,054	1,674,411
Monogram Foods		Senior Secured Initial Term Loan	L+	4.00%	9.19%	8/13/2021	8/28/2028	987,500	979,160	962,813
Hissho Sushi	(j)	Senior Secured Revolving Loan	S+	6.00%	10.91%	4/7/2022	5/18/2028	9,524	8,857	9,524

Construction & Building
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+	6.50%	11.41%	12/22/2022	12/23/2028	1,875,534	1,811,282	1,831,157
Tangent		Senior Secured Closing Date Term Loan (First Lien)	L+	4.75%	9.94%	10/2/2019	11/30/2027	1,772,314	1,765,942	1,728,006
PlayPower		Senior Secured Initial Term Loan	L+	5.50%	10.69%	5/10/2019	5/8/2026	1,732,611	1,732,611	1,559,350

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Construction & Building (Continued)
PlayCore		Senior Secured Initial Term Loan (Second Lien)	L+		7.75%		12.94%	2/7/2020	9/29/2025	1,500,000	$1,482,259	$1,500,000
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+		5.25%		10.16%	3/16/2022	12/21/2027	991,523	982,642	991,523
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		9.66%	2/10/2022	2/23/2029	992,500	979,667	982,575
PlayCore		Senior Secured Initial Term Loan (First Lien)	L+		3.75%		8.94%	9/18/2017	9/30/2024	944,432	943,567	944,432
Acuren	(k)	Senior Secured Initial Term Loan	L+		4.00%		9.19%	1/17/2020	1/23/2027	472,540	471,226	471,505
Hoffman Southwest		Senior Secured Initial Term Loan	L+		5.50%		10.69%	5/16/2019	8/14/2023	409,984	412,934	407,934
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+		6.50%		11.41%	12/22/2022	12/23/2028	—	(8,264)	—

Automotive
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+		5.25%		10.16%	6/30/2022	7/31/2029	2,992,500	2,715,912	2,862,326
Highline		Senior Secured Initial Term Loan (First Lien)	L+		4.50%		9.69%	10/29/2020	11/9/2027	2,806,364	2,754,762	2,757,252
Rough Country		Senior Secured Initial Term Loan (First Lien)	L+		3.50%		8.69%	7/26/2021	7/28/2028	1,955,000	1,950,875	1,945,225
Truck Hero	(k)	Senior Secured Initial Term Loan	L+		3.75%		8.94%	1/20/2021	1/31/2028	1,470,000	1,470,000	1,313,555
Innovative XCessories		Senior Secured Initial Term Loan	L+		4.25%		9.44%	2/27/2020	3/5/2027	784,050	783,233	689,964
Safe Fleet		Initial Term Loan (Second Lien)	S+		6.75%		11.66%	2/23/2022	2/2/2026	500,000	500,000	495,000
Wheel Pros	(k)	Senior Secured Initial Term Loan (First Lien)	L+		4.50%		9.69%	4/23/2021	5/11/2028	492,500	488,897	351,901

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	L+		6.00%		11.19%	12/30/2021	12/30/2027	4,105,339	4,039,973	3,933,474
Denali Water Solutions		Senior Secured Closing Date Term Loan	L+		4.25%		9.44%	3/18/2021	3/27/2028	1,965,000	1,948,165	1,930,613
Keter Environmental Services		Unitranche Closing Date Term Loan	L+		6.50%		11.69%	11/5/2021	10/29/2027	493,750	489,642	491,281
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+		4.63%		9.53%	5/5/2022	3/27/2028	496,250	480,690	487,566
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	L+		6.00%		11.19%	12/30/2021	12/30/2027	298,013	291,391	285,537
Keter Environmental Services		Senior Secured Revolving Loan	L+		6.50%		11.69%	11/5/2021	10/29/2027	27,360	26,585	27,223

Wholesale
Carlisle FoodService		Senior Secured Initial Term Loan (First Lien)	L+		3.00%		8.19%	3/16/2018	3/20/2025	3,799,805	3,800,418	3,761,807

Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+		6.00%		10.91%	5/23/2022	7/22/2028	1,827,852	1,785,374	1,758,020
Ansira	(r)	Unitranche Legacy Term Loan	FIXED		6.50%		6.50%	12/20/2016	12/20/2024	2,266,689	2,263,320	861,342
MediaRadar	(j)	Senior Secured Revolving Loan	S+		6.00%		10.91%	9/16/2022	7/22/2028	—	(7,407)	—

Hotels, Gaming & Leisure
Northstar		Senior Secured Term Loan	L+	7.25%	1.00	% PIK	12.44%	5/8/2017	6/7/2024	1,277,015	1,277,015	1,235,512
Auto Europe		Senior Secured Initial Dollar Term Loan	S+		5.00%		9.91%	10/19/2016	10/21/2023	1,119,231	1,117,832	895,385

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	5.50%	10.41%	11/2/2016	4/25/2025	2,001,028	$1,999,579	$1,991,023

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	L+	4.50%	9.69%	8/16/2019	9/30/2024	1,689,870	1,680,609	1,689,870

Utilities: Electric
Systems Control		Senior Secured Initial Term Loan	L+	4.50%	9.69%	6/15/2021	3/28/2025	1,471,609	1,470,110	1,456,893

Forest Products & Paper
Loparex		Senior Secured Initial Term Loan (First Lien)	L+	4.50%	9.69%	7/29/2019	7/31/2026	1,447,500	1,439,814	1,447,500

Retail
Varsity Brands		Senior Secured Third Amendment Extended Term Loan (First Lien)	S+	5.00%	9.91%	10/17/2018	12/15/2026	954,828	957,550	942,893
StubHub	(k)	Senior Secured USD Term B Loan	S+	3.50%	8.41%	1/31/2020	2/12/2027	483,750	482,366	353,140

Utilities: Water
Aegion		Senior Secured Initial Term Loan	L+	4.75%	9.94%	4/1/2021	5/17/2028	984,998	981,133	967,761

Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	L+	4.00%	9.19%	8/14/2019	8/14/2026	965,000	963,567	945,700

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	L+	3.25%	8.44%	1/22/2021	1/6/2028	491,250	490,260	471,600

Total Bank Loans									$402,971,119	$395,014,667

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.9%) (g) (h):

Services: Business
InnovateMR	(j) (s) (t)	Class A Units				12/16/2021		387.31	387,311	588,723
Industrial Services Group	(j) (s) (u)	Class A Units				12/7/2022		238.10	238,095	239,347
Liberty Group	(j) (s) (v)	Series A-Preferred Units				6/6/2022		113,636.36	113,636	165,801
VC3	(j) (s) (w)	Class A Units				9/16/2022		7,499.03	29,846	29,846

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.9%) (g) (h) (Continued):

High Tech Industries
PracticeTek	(j) (s) (x)	Class A Units				11/22/2021		344,833.35	$377,255	$354,188
Golden Source	(j) (s) (y)	Class A Units				3/25/2022		117,370.89	117,371	248,067

Healthcare & Pharmaceuticals
InterMed	(j) (s) (z)	Class A Units				12/22/2022		2,484.00	248,380	238,705
RevHealth	(j) (s) (aa)	Class A-1 Units				7/22/2022		20,547.95	205,479	210,811
Ivy Rehab	(j) (s) (ab)	Class A Units				3/11/2022		100.00	100,000	74,010

Beverage, Food & Tobacco
Hissho Sushi	(j) (s) (ac)	Class A Units				4/7/2022		25,000.00	250,000	350,485

Environmental Industries
Alliance Environmental Group	(j) (s) (ad)	A-1 Preferred Units				9/30/2019		331.13	331,126	303,067

Chemicals, Plastics & Rubber
Vertellus	(j) (s) (ae)	Series A Units				12/22/2020		1,651.00	165,138	283,916

Construction & Building
A1 Garage Door Service	(j) (s) (af)	Class A Common Units				12/22/2022		272.73	272,727	274,638

Services: Consumer
Ned Stevens	(j) (s) (ag)	Class B Common Units				11/1/2022		261.44	261,438	226,201

Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (s) (ah)	Class A Units				6/30/2022		129,870.13	129,870	167,153

Media: Advertising, Printing & Publishing
MediaRadar	(j) (s) (ai)	Class A-1 Units				9/16/2022		74,074.07	74,074	74,315

Total Equity and Preferred Shares									$3,301,746	$3,829,273

Total Portfolio Investments (aj)									$406,272,865	$398,843,940
(∧)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”).
(a)	All companies are located in the United States of America, unless otherwise noted.
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

(h)

As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement.

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

Audax Credit BDC Inc.

Schedule of Investments

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.4%) (g) (h):

Healthcare & Pharmaceuticals
American Vision Partners	(i)	Unitranche Initial Term Loan	L+		5.75%		10.52%	9/22/2021	9/30/2027	4,948,401	$4,879,828	$4,856,470
RevHealth	(i)	Unitranche Initial Term Loan	S+		5.75%		10.34%	7/22/2022	7/22/2028	4,270,120	4,188,380	4,150,791
Radiology Partners		Senior Secured Term B Loan (First Lien)	L+		4.25%		9.02%	6/28/2018	7/9/2025	4,215,792	4,360,152	3,863,383
Young Innovations		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	11/6/2017	11/7/2024	3,716,210	3,710,302	3,674,403
PharMedQuest	(i)	Unitranche Term A Loan	S+		5.50%		10.09%	11/6/2019	11/6/2024	3,280,898	3,270,149	3,273,829
Zest Dental	(j)	Senior Secured Initial Term Loan (First Lien)	L+		3.50%		8.27%	5/30/2018	3/14/2025	3,222,954	3,231,080	3,222,954
InHealth Medical Alliance		Unitranche Initial Term Loan	S+	3.50%	3.50	% PIK	8.09%	6/25/2021	6/28/2028	3,473,575	3,444,004	3,126,218
InterMed	(i) (j)	Unitranche Initial Term Loan	S+		6.50%		11.09%	12/22/2022	12/24/2029	3,023,758	2,937,365	2,948,164
Waystar		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	9/19/2019	10/22/2026	2,919,950	2,914,826	2,905,350
Advancing Eyecare		Senior Secured Initial Term Loan	S+		5.75%		10.34%	5/27/2022	6/29/2029	2,531,655	2,465,757	2,525,326
Premise Health		Senior Secured Initial Term Loan (First Lien)	S+		3.50%		8.09%	8/15/2018	7/10/2025	2,259,008	2,262,783	2,253,361
Soliant		Senior Secured Initial Term Loan	L+		4.00%		8.77%	3/26/2021	3/31/2028	2,115,249	2,100,146	2,115,249
nThrive		Senior Secured Initial Loan (Second Lien)	L+		6.75%		11.52%	11/19/2021	12/17/2029	2,000,000	1,975,615	1,977,500
CPS	(i)	Unitranche Closing Date Term Loan	L+		5.75%		10.52%	5/18/2022	6/1/2028	1,953,546	1,948,936	1,945,105
Gastro Health		Senior Secured Initial Term Loan (First Lien)	L+		4.50%		9.27%	7/2/2021	7/3/2028	1,974,288	1,964,641	1,919,995
Upstream Rehabilitation		Senior Secured August 2021 Incremental Term Loan (First Lien)	S+		4.25%		8.84%	10/24/2019	11/20/2026	1,951,531	1,949,032	1,917,379
Avalign Technologies		Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.09%	12/19/2018	12/22/2025	1,920,000	1,916,944	1,886,400
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	5/12/2021	5/18/2028	1,863,262	1,855,208	1,835,313
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+		5.25%		9.84%	7/13/2021	12/30/2027	1,853,637	1,837,653	1,835,101
Press Ganey	(j)	Senior Secured Initial Term Loan (First Lien)	L+		3.50%		8.27%	7/23/2019	7/24/2026	1,935,000	1,938,010	1,778,391
Blue Cloud		Senior Secured Closing Date Term Loan	S+		5.00%		9.59%	12/13/2021	1/21/2028	1,488,750	1,467,872	1,470,141
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	L+		4.50%		9.27%	12/18/2020	12/22/2027	1,477,500	1,459,860	1,460,878
Mission Vet Partners		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	12/15/2021	4/27/2028	1,481,250	1,468,364	1,447,922
Symplr		Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.09%	11/23/2020	12/22/2027	1,473,750	1,456,190	1,342,955
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		9.34%	3/11/2022	4/23/2029	1,147,092	1,124,711	1,132,753
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	L+		4.75%		9.52%	4/1/2021	4/17/2028	1,069,941	1,061,811	1,061,916
Tecomet		Senior Secured 2017 Term Loan (First Lien)	L+		3.50%		8.27%	1/10/2019	5/1/2024	1,143,735	1,143,669	1,034,162
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	L+		8.00%		12.77%	4/1/2021	4/16/2029	1,000,000	987,505	992,500
Micro Merchant Systems		Unitranche Initial Term Loan	S+		5.75%		10.34%	3/2/2022	12/14/2027	992,500	982,465	990,019
Wedgewood		Senior Secured Initial Term Loan	L+		4.25%		9.02%	2/24/2021	3/31/2028	987,500	979,070	987,500
nThrive		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	11/19/2021	12/18/2028	992,500	988,500	982,575
Allied Benefit Systems		Senior Secured Initial Term B Loan	L+		4.50%		9.27%	10/21/2020	11/18/2026	980,000	969,646	980,000

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.4%) (g) (h) (Continued):

Healthcare & Pharmaceuticals (continued)
Forefront		Senior Secured Closing Date Term Loan	S+	4.25%	8.84%	3/23/2022	4/1/2029	978,236	$962,181	$968,454
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	10.59%	6/27/2022	6/28/2029	821,454	763,696	819,400
UDG	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	L+	4.25%	9.02%	8/6/2021	8/19/2028	631,875	626,966	624,766
ImageFirst		Senior Secured Initial Term Loan	L+	4.50%	9.27%	4/26/2021	4/27/2028	604,773	602,336	600,237
MyEyeDr		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.02%	8/2/2019	8/31/2026	521,312	518,666	515,447
Western Dental		Senior Secured 2022 Incremental Term Loan	L+	5.25%	10.02%	6/21/2022	8/18/2028	497,500	488,274	485,063
AccentCare		Senior Secured 2021 Term Loan (First Lien)	L+	4.00%	8.77%	6/15/2021	6/22/2026	492,500	492,500	480,188
MedRisk	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	4/1/2021	5/10/2028	493,750	489,558	467,334
RMP & MedA/Rx		Senior Secured Term Loan	L+	4.50%	9.27%	3/22/2021	2/6/2025	465,625	462,043	462,133
Press Ganey	(j)	Senior Secured 2020 Incremental Term Loan (First Lien)	L+	3.75%	8.52%	10/1/2020	7/24/2026	491,269	487,720	451,508
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	L+	4.25%	9.02%	2/27/2017	2/6/2025	397,482	397,490	394,501
Blue Cloud		Senior Secured Revolving Credit Loan	S+	5.00%	9.59%	12/14/2022	1/21/2028	50,000	50,000	49,375
CPS	(i)	Senior Secured Revolving Credit Loan	L+	5.75%	10.52%	5/18/2022	6/1/2028	—	(714)	—
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.34%	3/11/2022	4/21/2028	—	(3,367)	—
InterMed	(i) (j)	Senior Secured Revolving Credit Loan	S+	6.50%	11.09%	12/22/2022	12/24/2028	—	(21,598)	—

Services: Business
LegalShield	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	12/7/2021	12/15/2028	4,466,250	4,426,965	4,305,152
InnovateMR	(i)	Unitranche Initial Term Loan	L+	5.50%	10.27%	12/16/2021	1/20/2028	4,200,101	4,134,245	4,200,101
CoAdvantage	(l)	Senior Secured Initial Term Loan (First Lien)	L+	5.00%	9.77%	9/26/2019	9/23/2025	3,870,000	3,849,940	3,870,000
RevSpring	(l)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	10/5/2018	10/11/2025	3,840,000	3,837,742	3,840,000
Eliassen		Unitranche Initial Term Loan	S+	5.75%	10.34%	3/31/2022	4/7/2028	3,361,944	3,309,152	3,345,135
Veritext	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.50%	8.27%	8/14/2018	8/1/2025	3,079,058	3,064,961	3,079,058
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	10.34%	3/25/2022	4/6/2029	2,992,500	2,945,651	2,970,056
Fleetwash		Senior Secured Incremental Term Loan	S+	4.75%	9.34%	9/25/2018	10/1/2024	2,873,288	2,863,535	2,851,738
The Facilities Group		Unitranche Initial Term Loan	L+	5.75%	10.52%	12/10/2021	11/30/2027	2,726,358	2,700,991	2,705,911
Industrial Services Group	(i)	Unitranche Initial Term Loan	S+	6.25%	10.84%	12/7/2022	12/7/2028	2,761,905	2,657,619	2,640,476
CoolSys		Senior Secured Closing Date Initial Term Loan	L+	4.75%	9.52%	8/4/2021	8/11/2028	2,564,375	2,538,048	2,513,088
Service Logic		Senior Secured Closing Date Initial Term Loan (First Lien)	L+	4.00%	8.77%	10/23/2020	10/29/2027	2,535,569	2,516,126	2,510,213
Duff & Phelps	(j)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	8.34%	3/6/2020	4/9/2027	2,437,500	2,422,596	2,282,499
TRC Companies		Senior Secured Initial Term Loan (Second Lien)	L+	6.75%	11.52%	11/19/2021	12/7/2029	2,000,000	1,980,000	1,980,000
Liberty Group	(i)	Unitranche Initial Term Loan	S+	5.75%	10.34%	6/6/2022	6/9/2028	1,945,114	1,906,873	1,919,735
Veregy		Senior Secured Initial Term Loan	L+	6.00%	10.77%	11/2/2020	11/3/2027	1,960,000	1,916,318	1,911,000
InnovateMR	(i)	Unitranche First Amendment Term Loan	S+	5.50%	10.09%	12/23/2022	1/20/2028	1,891,019	1,832,654	1,891,019
ECi Software	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	9/17/2020	11/9/2027	1,960,000	1,953,585	1,886,500
Mediaocean	(j)	Senior Secured Initial Term Loan	L+	3.50%	8.27%	12/9/2021	12/15/2028	1,985,000	1,967,596	1,822,726
Insight Global		Unitranche Closing Date Term Loan	L+	6.00%	10.77%	9/22/2021	9/22/2028	1,481,250	1,454,671	1,481,250
Addison Group		Senior Secured Initial Term Loan	S+	4.25%	8.84%	1/19/2022	12/29/2028	1,488,750	1,485,425	1,477,584

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Services: Business (continued)
OSG Billing Services		Senior Secured Amended and Restated Term A Loan	S+	5.50%	1.50	% PIK	10.09%	8/31/2022	6/26/2026	1,442,041	$1,440,308	$1,355,519
First Advantage	(j)	Senior Secured Term B-1 Loan (First Lien)	L+		2.75%		7.52%	1/23/2020	1/31/2027	1,100,312	1,091,680	1,082,432
Veritext	(j)	Senior Secured Initial Term Loan (Second Lien)	L+		6.75%		11.52%	8/14/2018	7/31/2026	1,000,000	997,283	1,000,000
Vistage		Senior Secured Initial Term Loan	S+		5.25%		9.84%	7/18/2022	7/13/2029	997,500	971,265	992,513
trustaff		Senior Secured Initial Term Loan (First Lien)	L+		3.75%		8.52%	12/9/2021	3/6/2028	987,437	985,293	987,437
TRC Companies		Senior Secured Term Loan (First Lien)	L+		3.75%		8.52%	11/19/2021	12/8/2028	992,513	988,187	985,069
Divisions Maintenance Group		Senior Secured Term B Loan	L+		4.75%		9.52%	5/21/2021	5/27/2028	987,500	979,366	985,031
Secretariat International		Senior Secured Term Loan (First Lien)	L+		4.75%		9.52%	12/16/2021	12/29/2028	975,711	971,287	965,953
WIRB-Copernicus Group		Senior Secured Term Loan (First Lien)	L+		4.00%		8.77%	12/13/2019	1/8/2027	975,000	968,894	965,250
Diversified		Senior Secured Initial Term Loan	S+	5.00%	1.50	% PIK	9.59%	4/19/2019	12/23/2023	899,347	897,624	870,118
eResearch	(j)	Senior Secured Term Loan (First Lien)	L+		4.50%		9.27%	12/1/2020	2/4/2027	979,906	979,906	867,520
VC3	(i)	Senior Secured Delayed Draw Term Loan D	S+		5.25%		9.84%	9/16/2022	3/12/2027	742,423	694,346	702,569
Therma Holdings	(j)	Senior Secured Initial Term Loan (2021)	L+		3.75%		8.52%	12/11/2020	12/16/2027	590,428	588,526	560,541
System One		Senior Secured Initial Term Loan	S+		4.00%		8.59%	1/28/2021	3/2/2028	492,500	490,627	490,038
Insight Global		Senior Secured Revolving Loan	L+		6.00%		10.77%	9/23/2021	9/22/2027	53,671	53,671	53,671
VC3	(i)	Senior Secured Revolving Credit	S+		5.25%		9.84%	7/21/2022	3/12/2027	—	(2,692)	—
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+		5.75%		10.34%	3/25/2022	4/7/2028	—	(4,038)	—
Liberty Group	(i)	Senior Secured Revolving Loan	S+		5.75%		10.34%	6/6/2022	6/9/2028	—	(4,545)	—
Industrial Services Group	(i)	Senior Secured Revolving Loan	S+		6.25%		10.84%	12/7/2022	12/7/2028	—	(17,143)	—

High Tech Industries
Qlik	(j)(l)	Senior Secured 2021 Refinancing Term Loan	L+		4.00%		8.77%	3/29/2019	4/26/2024	3,861,200	3,852,597	3,776,254
Golden Source	(i)	Unitranche Initial Term Loan	S+		5.50%		10.09%	3/25/2022	5/12/2028	3,454,402	3,380,910	3,341,463
Netsmart	(j)	Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	9/29/2020	10/1/2027	3,438,750	3,427,753	3,320,543
Jaggaer	(j)	Senior Secured Term Loan (First Lien)	S+		3.75%		8.34%	8/9/2019	8/14/2026	3,059,478	3,056,395	2,980,314
Infogroup	(j)	Senior Secured Term Loan (First Lien)	L+		5.00%		9.77%	3/28/2017	4/3/2023	2,829,862	2,826,938	2,829,862
Planview		Senior Secured Closing Date Term Loan (First Lien)	L+		4.00%		8.77%	12/11/2020	12/17/2027	2,605,701	2,583,676	2,504,958
Idera	(j)	Senior Secured Term B-1 Loan (First Lien)	L+		3.75%		8.52%	6/27/2017	3/2/2028	2,573,127	2,573,136	2,433,214
Ivanti Software	(j)	Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	L+		4.25%		9.02%	11/20/2020	12/1/2027	2,962,613	2,931,550	2,359,291
PracticeTek	(i)	Unitranche Initial Term Loan	L+		6.25%		11.02%	11/22/2021	11/23/2027	2,382,968	2,329,122	2,299,688
Precisely		Senior Secured Third Amendment Term Loan (First Lien)	L+		4.00%		8.77%	3/19/2021	4/24/2028	2,468,750	2,457,445	2,299,440
Flexera	(j)	Senior Secured Term B-1 Loan (First Lien)	L+		3.75%		8.52%	2/16/2020	3/3/2028	2,358,160	2,358,160	2,268,998
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+		7.00%		11.59%	5/17/2022	5/31/2030	2,000,000	1,940,000	1,977,500
QuickBase		Senior Secured Term Loan (First Lien)	L+		4.00%		8.77%	3/29/2019	4/2/2026	1,930,000	1,925,451	1,905,875

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

High Tech Industries (continued)
Sophos	(j)(m)	Senior Secured Dollar Tranche Term Loan (First Lien)	L+	3.50%	8.27%	1/16/2020	3/5/2027	1,950,024	$1,877,853	$1,895,706
Intermedia		Senior Secured New Term Loan (First Lien)	L+	6.00%	10.77%	7/13/2018	7/21/2025	1,920,000	1,913,976	1,881,600
HelpSystems		Senior Secured Term Loan	S+	4.00%	8.59%	12/19/2019	11/19/2026	1,969,727	1,963,923	1,870,502
Bomgar		Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	5/25/2018	4/18/2025	1,610,595	1,615,029	1,598,516
OEConnection		Senior Secured Initial Term Loan	L+	4.00%	8.77%	9/24/2019	9/25/2026	1,592,260	1,588,315	1,584,299
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	L+	5.25%	10.02%	12/16/2021	12/21/2028	1,488,750	1,475,605	1,473,863
SmartBear		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.02%	11/20/2020	3/3/2028	985,000	976,981	980,075
WellSky		Senior Secured Incremental Term B-1 Loan (First Lien)	S+	5.75%	10.34%	8/16/2022	3/10/2028	997,500	968,858	975,056
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	L+	4.25%	9.02%	6/17/2021	9/1/2028	987,500	983,149	955,406
Imperva		Senior Secured Term Loan	L+	4.00%	8.77%	9/23/2020	1/12/2026	975,981	970,223	949,142
Infoblox	(j)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	10/7/2020	12/1/2027	985,000	981,549	913,095
Cloudera		Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	8/10/2021	10/8/2028	496,250	491,967	492,528
Barracuda	(j)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.09%	5/17/2022	5/31/2029	500,000	485,490	483,055
DigiCert	(j)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.59%	3/13/2020	10/16/2026	486,250	469,111	470,795
PracticeTek	(i)	Senior Secured Revolving Loan	L+	6.25%	11.02%	11/22/2021	11/23/2027	—	(7,156)	—
Golden Source	(i)	Senior Secured Revolving Loan	S+	5.50%	10.09%	8/22/2022	5/12/2028	—	(9,390)	—

Containers, Packaging & Glass
InMark	(i)	Unitranche Incremental Term Loan	S+	6.00%	10.59%	12/10/2021	12/23/2026	6,419,952	6,305,403	6,419,952
Transcendia		Senior Secured 2017 Refinancing Term Loan (First Lien)	L+	3.50%	8.27%	5/11/2017	5/30/2024	3,318,093	3,313,837	3,226,846
Brook & Whittle		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.59%	12/9/2021	12/14/2028	3,131,265	3,107,930	3,131,265
Anchor Packaging		Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	7/17/2019	7/18/2026	2,490,744	2,482,832	2,490,744
PCI	(j)	Senior Secured Term B Loan (First Lien)	L+	3.50%	8.27%	9/25/2020	11/30/2027	2,443,938	2,436,928	2,323,928
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	L+	5.00%	9.77%	12/15/2021	12/16/2028	1,985,000	1,966,087	1,975,075
Intertape Polymer	(n)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.34%	6/15/2022	6/28/2028	1,995,000	1,921,340	1,899,699
Resource Label Group		Senior Secured Closing Date Initial Term Loan (First Lien)	L+	4.00%	8.77%	7/2/2021	7/7/2028	1,860,949	1,852,924	1,860,949
TricorBraun	(j)	Senior Secured Closing Date Initial Term Loan (First Lien)	L+	3.25%	8.02%	1/29/2021	3/3/2028	1,810,382	1,802,881	1,731,648
Potters Industries		Senior Secured Initial Term Loan	L+	4.00%	8.77%	11/19/2020	12/14/2027	1,473,750	1,463,413	1,462,697
Technimark		Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	6/30/2021	7/7/2028	1,477,500	1,471,343	1,444,256
Tekni-Plex	(j)	Senior Secured Tranche B-3 Initial Term Loan	L+	4.00%	8.77%	7/29/2021	9/15/2028	1,128,183	1,125,889	1,086,079
Lacerta		Senior Secured Term Loan	L+	5.50%	10.27%	2/8/2021	12/30/2026	980,000	971,686	970,200
Novolex	(j)	Senior Secured Term B Loan (First Lien)	S+	4.25%	8.84%	3/30/2022	4/13/2029	995,000	972,844	950,101
Pregis	(j)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	7/25/2019	7/31/2026	970,000	968,670	945,386
Applied Adhesives		Senior Secured Term A Loan	L+	4.75%	9.52%	3/12/2021	3/12/2027	593,430	588,737	591,946
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.84%	4/27/2022	5/5/2029	498,750	491,854	495,009
Pregis		Senior Secured Third Amendment Refinancing Term Loan (First Lien)	L+	3.75%	8.52%	12/9/2020	7/31/2026	493,750	492,024	492,516
Golden West Packaging		Senior Secured Initial Term Loan	L+	5.25%	10.02%	11/29/2021	12/1/2027	490,625	486,330	489,398
Applied Adhesives		Senior Secured Revolving Loan	L+	4.75%	9.52%	3/12/2021	3/12/2027	—	(616)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity Partners	(i)	Unitranche Initial Term Loan	S+	5.75%		10.34%	7/28/2022	7/27/2029	4,647,849	$4,574,823	$4,570,390
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		8.34%	7/22/2021	7/31/2028	3,960,000	3,941,319	3,915,450
Cherry Bekaert	(i)	Unitranche Term B Loan	S+	5.50%		10.09%	6/13/2022	6/30/2028	3,550,571	3,464,800	3,479,035
Ascensus		Senior Secured Initial Term Loan (First Lien)	L+	3.50%		8.27%	11/17/2021	8/2/2028	2,977,500	2,965,493	2,917,950
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%		11.09%	8/31/2022	9/30/2028	2,819,600	2,740,779	2,798,453
EPIC Insurance		Unitranche Closing Date Term Loan	L+	5.25%		10.02%	8/27/2021	9/29/2028	2,371,834	2,338,982	2,359,975
American Beacon Advisors		Senior Secured Tranche D Term Loan (Second Lien)	L+	8.00%		12.77%	10/31/2017	4/30/2025	2,117,133	2,121,970	2,093,316
Beta+		Senior Secured Initial Term Loan	S+	5.25%		9.84%	6/24/2022	7/1/2029	1,995,000	1,956,752	1,985,025
Kestra Financial		Senior Secured Initial Term Loan	S+	4.25%		8.84%	4/29/2019	6/3/2026	1,935,000	1,924,606	1,920,488
Orion		Senior Secured 2021 Refinancing Term Loan (First Lien)	L+	3.75%		8.52%	8/4/2020	9/24/2027	1,470,065	1,458,041	1,393,806
SIAA		Unitranche Initial Term Loan	L+	6.25%		11.02%	4/21/2021	4/28/2028	1,160,762	1,142,944	1,140,125
Advisor Group	(j)	Senior Secured Term B-1 Loan	L+	4.50%		9.27%	1/31/2020	7/31/2026	1,018,929	1,018,969	998,780
Community Brands		Unitranche Initial Term Loan	S+	5.75%		10.34%	2/23/2022	2/24/2028	992,500	972,300	982,575
LERETA		Senior Secured Initial Term Loan	L+	5.25%		10.02%	7/27/2021	7/30/2028	987,500	978,810	972,688
Sedgwick Claims	(j)	Senior Secured Initial Term Loan	L+	3.25%		8.02%	2/12/2020	12/31/2025	484,848	484,476	472,424
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	L+	4.75%		9.52%	3/29/2022	6/1/2026	297,750	275,745	295,517
Integro	(o)	Senior Secured 2022 Refinancing Term Loan (First Lien)	FIXED	12.50	% PIK	12.25%	10/9/2015	5/8/2023	228,698	232,323	228,698
Cherry Bekaert	(i)	Senior Secured Revolving Credit Loan	S+	5.50%		10.09%	8/1/2022	6/30/2028	184,942	184,942	181,215
EPIC Insurance		Senior Secured Revolving Loan	L+	5.25%		10.02%	8/27/2021	9/30/2027	—	(269)	—
Beta+		Senior Secured Revolving Credit Loan	S+	5.25%		9.84%	6/24/2022	7/1/2027	—	(6,216)	—

Capital Equipment
FlowWorks	(j)	Senior Secured Initial Term Loan (First Lien)	S+	5.75%		10.34%	3/1/2022	12/27/2028	3,980,000	3,856,250	3,980,000
Tank Holding	(l)	Unitranche Initial Term Loan	S+	6.00%		10.59%	3/25/2022	3/31/2028	3,980,000	3,907,511	3,970,050
Plaskolite		Senior Secured 2021-1 Refinancing Term Loan (First Lien)	L+	4.00%		8.77%	12/12/2018	12/15/2025	3,841,575	3,807,287	3,624,046
Excelitas		Unitranche Closing Date Euro Term Loan	L+	5.75%		10.52%	6/15/2022	8/12/2029	2,969,565	3,013,358	2,947,293
Burke Porter Group	(i)	Senior Secured Closing Date Term Loan	S+	6.00%		10.59%	9/30/2022	7/29/2029	2,333,333	2,271,028	2,310,000
MW Industries	(j)	Senior Secured 2018 New Term Loan (First Lien)	L+	3.75%		8.52%	4/20/2018	9/30/2024	2,037,048	2,037,048	2,037,048
Flow Control Group	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%		8.52%	3/17/2021	3/31/2028	1,666,204	1,663,888	1,588,626
Radwell		Unitranche Initial Term Loan	S+	5.75%		10.34%	3/11/2022	4/1/2029	1,492,500	1,469,422	1,492,500
Edward Don		Senior Secured Initial Term Loan	L+	4.25%		9.02%	6/26/2018	7/2/2025	1,370,943	1,369,445	1,350,378
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%		10.59%	5/26/2022	5/31/2029	997,500	923,600	992,513
Cleaver Brooks		Senior Secured Initial Term Loan	S+	5.75%		10.34%	7/18/2022	7/31/2028	993,750	974,648	988,781
TriMark		Senior Secured Second Amendment Tranche B Loan (Super Senior Priority)	L+	3.50%		8.27%	1/31/2022	8/28/2024	963,589	963,589	684,148

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Capital Equipment (continued)
Culligan	(j)	Senior Secured 2022 Refinancing Term B Loan	L+	3.75%		8.52%	6/17/2021	7/31/2028	559,688	$556,920	$528,555
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	L+	3.25%		8.02%	2/24/2021	3/2/2028	492,500	491,568	491,269
Duravant	(j)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	L+	3.75%		8.52%	3/5/2020	5/19/2028	487,500	487,500	472,799
SPX Flow	(j)	Senior Secured Term Loan	S+	4.50%		9.09%	3/18/2022	4/5/2029	498,750	478,053	467,134
Burke Porter Group	(i)	Senior Secured Revolving Credit Loan	S+	6.00%		10.59%	8/11/2022	7/29/2028	54,991	44,586	54,441
Tank Holding		Senior Secured Revolving Credit Loan	S+	6.00%		10.59%	3/25/2022	3/31/2028	24,615	21,662	24,554
Cleaver Brooks		Senior Secured Revolving Loan	S+	5.75%		10.34%	7/21/2022	7/31/2028	15,385	12,923	15,308
Radwell		Senior Secured Revolving Loan	S+	5.75%		10.34%	3/11/2022	4/1/2028	—	(1,200)	—

Aerospace & Defense
HDT Global		Senior Secured Initial Term Loan	L+	5.75%		10.52%	6/30/2021	7/8/2027	3,237,500	3,146,132	3,132,281
StandardAero	(j)	Senior Secured 2020 Term B-1 Loan	L+	3.50%		8.27%	1/24/2019	4/6/2026	3,237,691	3,233,062	3,094,520
CPI International		Unitranche Initial Term Loan	S+	5.50%		10.09%	5/18/2022	10/6/2029	3,000,000	2,933,703	2,977,500
Amentum		Senior Secured Tranche 3 Term Loan (First Lien)	S+	4.00%		8.59%	2/10/2022	2/15/2029	1,990,000	1,980,482	1,990,000
Consolidated Precision Products		Senior Secured Initial Term Loan (Second Lien)	L+	7.75%		12.52%	5/10/2018	4/30/2026	2,000,000	2,005,563	1,920,000
Whitcraft		Unitranche Initial Term Loan	L+	6.00%		10.77%	3/6/2020	4/3/2023	1,942,344	1,936,382	1,864,650
StandardAero	(j)	Senior Secured 2020 Term B-2 Loan	L+	3.50%		8.27%	1/24/2019	4/6/2026	1,740,694	1,738,206	1,663,720
Tronair		Senior Secured Initial Term Loan (First Lien)	L+	5.75	% PIK	10.52%	9/30/2016	9/8/2023	1,344,845	1,343,776	1,291,051
Peraton	(j)	Senior Secured Term B Loan (First Lien)	L+	3.75%		8.52%	2/23/2021	2/1/2028	964,612	960,887	943,714
API Technologies		Senior Secured Initial Term Loan (First Lien)	L+	4.25%		9.02%	1/15/2020	5/9/2026	969,849	951,105	872,864
BlueHalo		Unitranche Initial Term Loan	L+	6.00%		10.77%	11/17/2021	10/31/2025	494,014	487,514	488,457
Novaria Group		Senior Secured Initial Term Loan	S+	5.50%		10.09%	1/24/2020	1/27/2027	481,818	478,783	477,000
Consolidated Precision Products		Senior Secured Initial Term Loan (First Lien)	L+	3.75%		8.52%	7/18/2019	4/30/2025	483,082	481,741	463,759
BlueHalo		Senior Secured Revolving Loan	L+	6.00%		10.77%	11/17/2021	10/31/2025	91,486	89,997	90,456

Chemicals, Plastics & Rubber
DuBois Chemicals		Senior Secured Term Loan (Second Lien) - 2019	L+	8.50%		13.27%	10/8/2019	9/30/2027	3,000,000	2,981,878	2,985,000
Vertellus		Senior Secured Initial Term Loan	S+	5.75%		10.34%	12/18/2020	12/22/2027	2,962,613	2,902,499	2,910,767
Spectrum Plastics		Senior Secured Closing Date Term Loan (First Lien)	L+	3.25%		8.02%	1/26/2018	1/31/2025	2,600,325	2,604,902	2,574,322
Unifrax	(j)	Senior Secured USD Term Loan (First Lien)	L+	3.75%		8.52%	11/5/2018	12/12/2025	2,401,203	2,382,882	2,142,329
Boyd Corp		Senior Secured Initial Loan (Second Lien)	L+	6.75%		11.52%	8/16/2018	9/6/2026	2,000,000	2,001,368	1,995,000
USALCO		Unitranche Term Loan A	L+	6.00%		10.77%	10/26/2021	10/19/2027	1,980,000	1,962,805	1,960,200
DuBois Chemicals		Senior Secured Term Loan B (First Lien)	L+	4.50%		9.27%	10/8/2019	9/30/2026	1,759,343	1,734,161	1,746,148
Vantage Specialty Chemicals	(j)	Senior Secured Closing Date Term Loan (First Lien)	L+	3.50%		8.27%	11/30/2018	10/26/2026	957,179	950,212	936,958
Ascensus Specialties		Senior Secured Initial Term Loan	L+	4.25%		9.02%	12/3/2021	6/30/2028	493,722	485,722	488,785
Boyd Corp		Senior Secured Initial Term Loan (First Lien)	L+	3.50%		8.27%	11/7/2018	9/6/2025	487,277	469,149	486,059
Polytek		Senior Secured Term Loan	S+	5.75%		10.34%	12/23/2020	9/20/2024	490,119	485,649	465,613
USALCO		Senior Secured Revolving Loan	L+	6.00%		10.77%	10/26/2021	10/19/2026	137,097	133,871	135,726
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%		10.34%	12/18/2020	12/22/2025	—	(10,130)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost		Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.02%	8/6/2021	8/19/2028	3,636,735		$3,601,783	$3,636,735
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	L+	4.75%	9.52%	11/12/2020	11/12/2027	2,095,641		2,079,357	2,095,641
AIT Worldwide Logistics		Senior Secured Initial Term Loan (First Lien)	L+	4.75%	9.52%	12/9/2021	4/6/2028	1,975,000		1,970,660	1,897,545
St. George Logistics		Senior Secured Initial Term Loan	S+	6.00%	10.59%	4/28/2022	3/24/2026	1,492,500		1,471,706	1,492,500
Worldwide Express	(j)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	7/23/2021	7/26/2028	1,485,000		1,475,223	1,363,831
FLS Transportation		Senior Secured Term B Loan	L+	5.25%	10.02%	4/14/2022	12/15/2028	1,217,391		1,206,381	1,217,391
Omni Logistics		Senior Secured Initial Term Loan (First Lien)	L+	5.00%	9.77%	11/24/2021	12/30/2026	1,148,217		1,137,659	1,136,735
Magnate		Senior Secured Initial Term Loan (First Lien)	L+	5.50%	10.27%	3/11/2022	12/29/2028	954,107		936,858	954,107
Odyssey Logistics	(j)	Senior Secured New Term Loan (First Lien)	L+	4.00%	8.77%	11/20/2018	10/12/2024	4,191		4,183	4,110
FLS Transportation		Senior Secured Revolving Credit Loan	L+	5.25%	10.02%	4/14/2022	12/17/2027	—		(889)	—
Omni Logistics		Senior Secured Revolving Credit Loan (First Lien)	L+	5.00%	9.77%	11/24/2021	12/30/2025	—		(1,119)	—

Services: Consumer
Ned Stevens 2022-2	(i)	Unitranche Initial Term Loan	S+	6.75%	11.34%	11/1/2022	11/1/2029	3,553,922		3,422,937	3,411,765
A Place For Mom		Senior Secured Term Loan	L+	4.50%	9.27%	7/28/2017	2/10/2026	2,208,078		2,208,116	2,163,917
Smart Start		Senior Secured Term B Loan (Second Lien)	L+	7.75%	12.52%	12/10/2021	12/16/2029	2,000,000		1,967,924	1,975,000
Smart Start		Senior Secured Term B Loan (First Lien)	L+	4.50%	9.27%	12/10/2021	12/16/2028	1,980,000		1,967,493	1,957,725
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.84%	12/10/2021	12/15/2028	1,492,500		1,479,301	1,477,575
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	8/19/2021	8/31/2028	990,000		980,710	982,575
Spring Education	(j)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	7/26/2018	7/30/2025	957,500		956,472	937,838
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	L+	5.50%	10.27%	5/4/2018	5/9/2025	605,234		602,154	605,234
Ned Stevens 2022-2	(i)	Senior Secured Revolving Loan	S+	6.75%	11.34%	11/1/2022	11/1/2029	—		(10,154)	—

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	11.84%	12/13/2021	12/14/2029	2,500,000		2,477,592	2,450,000
Sovos Brands		Senior Secured Initial Term Loan (First Lien)	L+	3.50%	8.27%	6/8/2021	6/8/2028	2,033,001	N you	2,033,001	2,033,001
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.59%	12/13/2021	12/14/2028	1,985,000		1,965,440	1,945,300
Hissho Sushi	(i)	Unitranche Term Loan	S+	6.00%	10.59%	4/7/2022	5/18/2028	1,847,857		1,811,445	1,835,156
Dessert Holdings		Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	6/7/2021	6/9/2028	1,761,792		1,750,148	1,735,365
Monogram Foods		Senior Secured Initial Term Loan	L+	4.00%	8.77%	8/13/2021	8/28/2028	990,000		981,323	965,250
Hissho Sushi	(i)	Senior Secured Revolving Loan	S+	6.00%	10.59%	4/7/2022	5/18/2028	28,571		27,905	28,375

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Automotive
BBB Industries		Senior Secured Initial Term Loan (First Lien)	S+	5.25%	9.84%	6/30/2022	7/31/2029	3,000,000	$2,713,911	$2,857,500
Highline		Senior Secured Initial Term Loan (First Lien)	L+	4.50%	9.27%	10/29/2020	11/9/2027	2,813,523	2,759,164	2,764,286
Rough Country		Senior Secured Initial Term Loan (First Lien)	L+	3.50%	8.27%	7/26/2021	7/28/2028	1,975,000	1,970,698	1,965,125
Truck Hero		Senior Secured Initial Term Loan	L+	3.75%	8.52%	1/20/2021	1/31/2028	1,473,750	1,473,750	1,366,443
Innovative XCessories		Senior Secured Initial Term Loan	L+	4.25%	9.02%	2/27/2020	3/5/2027	786,124	785,092	691,789
Safe Fleet		Initial Term Loan (Second Lien)	S+	6.75%	11.34%	2/23/2022	2/2/2026	500,000	500,000	495,000
Wheel Pros		Senior Secured Initial Term Loan (First Lien)	L+	4.50%	9.27%	4/23/2021	5/11/2028	493,750	489,984	380,681

Construction & Building
A1 Garage Door Service	(i) (j)	Unitranche Term Loan A	S+	6.50%	11.09%	12/22/2022	12/23/2028	1,826,446	1,762,273	1,771,653
Tangent		Senior Secured Closing Date Term Loan (First Lien)	L+	4.75%	9.52%	10/2/2019	11/30/2027	1,781,392	1,774,395	1,768,032
PlayPower		Senior Secured Initial Term Loan	L+	5.50%	10.27%	5/10/2019	5/8/2026	1,737,472	1,737,472	1,563,725
PlayCore		Senior Secured Initial Term Loan (Second Lien)	L+	7.75%	12.52%	2/7/2020	9/29/2025	1,500,000	1,480,817	1,500,000
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+	5.25%	9.84%	3/16/2022	12/21/2027	994,023	984,887	994,023
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.34%	2/10/2022	2/23/2029	995,000	981,676	987,538
PlayCore		Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	9/18/2017	9/30/2024	946,930	945,987	946,930
Acuren		Senior Secured Initial Term Loan	L+	4.25%	9.02%	1/17/2020	1/23/2027	473,783	472,348	473,783
Hoffman Southwest		Senior Secured Initial Term Loan	L+	5.50%	10.27%	5/16/2019	8/14/2023	422,238	425,188	421,183
A1 Garage Door Service	(i) (j)	Senior Secured Revolving Loan	S+	6.50%	11.09%	12/22/2022	12/23/2028	—	(8,264)	—

Environmental Industries
Alliance Environmental Group	(i)	Unitranche Initial Term Loan	L+	6.00%	10.77%	12/30/2021	12/30/2027	4,115,728	4,046,325	3,959,048
Denali Water Solutions		Senior Secured Closing Date Term Loan	L+	4.25%	9.02%	3/18/2021	3/27/2028	1,970,000	1,952,515	1,935,525
Keter Environmental Services		Unitranche Closing Date Term Loan	L+	6.50%	11.27%	11/5/2021	10/29/2027	495,000	490,704	492,525
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+	4.63%	9.21%	5/5/2022	3/27/2028	497,500	481,376	488,794
Alliance Environmental Group	(i)	Senior Secured Revolving Loan	L+	6.00%	10.77%	12/30/2021	12/30/2027	314,570	307,947	302,594
Keter Environmental Services		Senior Secured Revolving Loan	L+	6.50%	11.27%	11/5/2021	10/29/2027	27,360	26,585	27,223

Consumer Goods: Non-durable
Hoffmaster Group		Senior Secured Tranche B-1 Term Loan (First Lien)	L+	4.00%	8.77%	11/9/2016	11/21/2023	2,368,573	2,367,209	2,321,201
Augusta Sportswear		Senior Secured Initial Term Loan	S+	5.50%	10.09%	11/2/2016	4/25/2025	2,001,028	1,999,579	1,991,023
Hoffmaster Group		Senior Secured Initial Term Loan (Second Lien)	L+	9.50%	14.27%	2/7/2020	11/21/2024	1,250,000	1,250,000	1,221,875

Wholesale
Carlisle FoodService		Senior Secured Initial Term Loan (First Lien)	L+	3.00%	7.77%	3/16/2018	3/20/2025	3,809,768	3,810,380	3,771,670

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Media: Advertising, Printing & Publishing
MediaRadar	(i)	Unitranche Closing Date Term A Loan	S+		6.00%		10.59%	5/23/2022	7/22/2028	1,832,444	$1,788,565	$1,756,837
Ansira		Unitranche Legacy Term Loan	FIXED		6.50	% PIK	6.50%	12/20/2016	12/20/2024	2,266,689	2,263,320	952,010
MediaRadar	(i)	Senior Secured Revolving Loan	S+		6.00%		10.59%	9/16/2022	7/22/2028	—	(7,407)	—

Hotels, Gaming & Leisure
Northstar		Senior Secured Term Loan	L*	7.25%	1.00	%PIK	12.02%	5/8/2017	6/7/2024	1,294,954	1,294,954	1,252,868
Auto Europe		Senior Secured Initial Dollar Term Loan	S*		5.00%		9.59%	10/19/2016	10/21/2023	1,119,231	1,117,283	895,385

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	L+		4.50%		9.27%	8/16/2019	9/30/2024	1,689,870	1,680,609	1,689,870

Forest Products & Paper
Loparex		Senior Secured Initial Term Loan (First Lien)	L+		4.50%		9.27%	7/29/2019	7/31/2026	1,451,250	1,443,028	1,451,250

Utilities: Electric
Systems Control		Senior Secured Initial Term Loan	L+		4.50%		9.27%	6/15/2021	3/28/2025	1,475,482	1,473,812	1,442,284

Retail
Varsity Brands	(j)	Senior Secured Third Amendment Extended Term Loan (First Lien)	L+		3.50%		8.27%	10/17/2018	12/15/2026	957,221	960,242	925,274
StubHub		Senior Secured USD Term B Loan	L+		3.50%		8.27%	1/31/2020	2/12/2027	485,000	483,510	465,600

Utilities: Water
Aegion		Senior Secured Initial Term Loan	L+		4.75%		9.52%	4/1/2021	5/17/2028	987,499	983,463	970,217

Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	L+		4.00%		8.77%	8/14/2019	8/14/2026	967,500	965,978	948,150

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	L+		3.25%		8.02%	1/22/2021	1/6/2028	492,500	491,455	472,800
Total Bank Loans											$424,399,110	$417,174,660

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (∧)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.9%) (g) (h):

Services: Business
InnovateMR	(i) (p) (q)	Class A Units				12/16/2021		387.31	$387,311	$503,132
Industrial Services Group	(i) (p) (r)	Class A Units				12/7/2022		238.10	238,095	238,095
Liberty Group	(i) (p) (s)	Series A-Preferred Units				6/6/2022		113,636.36	113,636	151,883
VC3	(i) (p) (t)	Class A Units				9/16/2022		7,499.03	29,846	29,846

High Tech Industries
PracticeTek	(i) (p) (u)	Class A Units				11/22/2021		344,833.35	377,255	377,815
Golden Source	(i) (p) (v)	Class A Units				3/25/2022		117,370.89	117,371	180,475

Healthcare & Pharmaceuticals
InterMed	(i) (p) (w)	Class A Units				12/22/2022		2,484.00	248,380	248,380
RevHealth	(i) (p) (x)	Class A-1 Units				7/22/2022		20,547.95	205,479	200,873
Ivy Rehab	(i) (p) (y)	Class A Units				3/11/2022		100.00	100,000	74,010

Beverage, Food & Tobacco
Hissho Sushi	(i) (p) (z)	Class A Units				4/7/2022		25,000.00	250,000	317,845

Environmental Industries
Alliance Environmental Group	(i) (p) (aa)	A-1 Preferred Units				9/30/2019		331.13	331,126	311,970

Construction & Building
A1 Garage Door Service	(i) (p) (ab)	Class A Common Units				12/22/2022		272.73	272,727	272,727

Services: Consumer
Ned Stevens	(i) (p) (ac)	Class B Common Units				11/1/2022		261.44	261,438	261,438

Chemicals, Plastics & Rubber
Vertellus	(i) (p) (ad)	Series A Units				12/22/2020		1,651.00	165,138	253,318

Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(i) (p) (ae)	Class A Units				6/30/2022		129,870.13	129,870	159,143

Media: Advertising, Printing & Publishing
MediaRadar	(i) (p) (af)	Class A-1 Units				9/16/2022		74,074.07	74,074	73,048

Total Equity and Preferred Shares									$3,301,746	$3,653,998

Total Portfolio Investments (ag)									$427,700,856	$420,828,658
(∧)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”).
(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates as of December 31, 2022, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) unless otherwise noted.

(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(j)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(k)	The Company headquarters for UDG is located in Ireland.
(l)	All or portion of this security has an open position related to short-term borrowings, as described in footnote 8.
(m)	The Company headquarters for Sophos is located in United Kingdom.
(n)	The Company headquarters for Intertape Polymer is located in Canada.
(o)	The Company headquarters for Integro is located in the United Kingdom.
(p)	Investment is non-income producing.
(q)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(w)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(y)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aa)Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ab)Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ac)Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ad)Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ae)Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(af)Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

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

(i)Each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs. Additionally, as a part of the Company’s valuation process, the Adviser may employ the services of one or more independent valuation firms engaged by the Company;
(ii)Preliminary valuation conclusions are documented and discussed with the Company’s senior management and members of the Adviser’s valuation team;
(iii)The Audit Committee reviews the assessments of the Adviser or independent valuation firm (to the extent applicable) and provides the Board of Directors with recommendations with respect to the fair value of the investments in the Company’s portfolio; and
(iv)The Board of Directors discusses the valuation recommendations of the Audit Committee and determines the fair value of the investments in the Company’s portfolio in good faith based on the input of the Adviser, the independent valuation firm (to the extent applicable) and in accordance with the Company’s valuation policy.

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

	Assets at Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$89,375,458	$185,234,925	$274,610,383
Unitranche Debt	—	—	97,301,115	97,301,115
Second Lien Debt	—	1,775,000	21,328,169	23,103,169
Equity and Preferred Shares	—	—	3,829,273	3,829,273
Total	$—	$91,150,458	$307,693,482	$398,843,940

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$75,132,547	$220,893,916	$296,026,463
Unitranche Debt	—	4,719,817	91,865,688	96,585,505
Second Lien Debt	—	1,000,000	23,562,691	24,562,691
Equity and Preferred Shares	—	—	3,653,999	3,653,999
Total	$—	$80,852,364	$339,976,294	$420,828,658

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2023. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of March 31, 2023
	Fair	Valuation	Unobservable						Weighted
	Value	Technique	Inputs (1)	Range (2)					Average (3)
First Lien Debt	$152,185,661	Matrix Pricing	Senior Leverage	0.48	x	-	11.81	x	5.05	x
			Total Leverage	0.48	x	-	11.81	x	5.95	x
			Interest Coverage	0.44	x	-	18.90	x	2.22	x
			Debt Service Coverage	0.43	x	-	12.05	x	1.83	x
			TEV Coverage	0.68	x	-	19.41	x	2.50	x
			Liquidity	13.06%		-	402.87%		129.47%
			Spread Comparison	300	bps	-	725	bps	464	bps

First Lien Debt	33,049,264	Market Analysis	Senior Leverage	0.83	x	-	49.62	x	8.76	x
			Total Leverage	0.83	x	-	49.62	x	9.99	x
			Interest Coverage	(0.13)	x	-	3.62	x	1.65	x
			Debt Service Coverage	(0.19)	x	-	2.86	x	1.33	x
			TEV Coverage	0.16	x	-	15.49	x	1.60	x
			Liquidity	24.85%		-	439.19%		100.98%
			Spread Comparison	0	bps	-	575	bps	429	bps

Unitranche Debt	93,266,206	Matrix Pricing	Senior Leverage	4.52	x	-	7.73	x	6.08	x
			Total Leverage	4.52	x	-	8.37	x	6.18	x
			Interest Coverage	0.66	x	-	2.64	x	1.83	x
			Debt Service Coverage	0.46	x	-	2.23	x	1.56	x
			TEV Coverage	1.26	x	-	8.02	x	2.23	x
			Liquidity	13.06%		-	789.19%		165.25%
			Spread Comparison	500	bps	-	700	bps	586	bps

Unitranche Debt	4,034,909	Market Analysis	Senior Leverage	12.92	x	-	15.67	x	13.50	x
			Total Leverage	12.92	x	-	15.67	x	13.50	x
			Interest Coverage	0.38	x	-	0.85	x	0.75	x
			Debt Service Coverage	0.35	x	-	0.74	x	0.66	x
			TEV Coverage	0.49	x	-	0.84	x	0.77	x
			Liquidity	56.53%		-	86.73%		80.28%
			Spread Comparison	0	bps	-	350	bps	275	bps

Second Lien Debt	21,328,169	Matrix Pricing	Senior Leverage	3.26	x	-	10.92	x	6.96	x
			Total Leverage	3.26	x	-	10.92	x	6.96	x
			Interest Coverage	0.67	x	-	3.82	x	1.78	x
			Debt Service Coverage	0.58	x	-	3.25	x	1.49	x
			TEV Coverage	1.18	x	-	2.64	x	1.72	x
			Liquidity	62.88%		-	262.14%		136.54%
			Spread Comparison	675	bps	-	850	bps	751	bps

Total	$303,864,209
(1)

For any portfolio company, the unobservable input “Liquidity” is a fraction, expressed as a percentage, the numerator of which is the sum of the company’s undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company’s revolving credit facility. The unobservable input “Spread Comparison” is a comparison of the spread over the referenced rate for each investment to the spread over the referenced rate for general leveraged loan transactions.

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

				As of December 31, 2022
	Fair	Valuation	Unobservable						Weighted
	Value	Technique	Inputs (1)	Range (2)					Average (3)
First Lien Debt	$187,013,801	Matrix Pricing	Senior Leverage	0.48	x	-	23.60	x	5.18	x
			Total Leverage	0.48	x	-	28.27	x	6.13	x
			Interest Coverage	0.67	x	-	18.90	x	2.25	x
			Debt Service Coverage	0.49	x	-	12.05	x	1.86	x
			TEV Coverage	0.71	x	-	19.41	x	2.40	x
			Liquidity	13.86%		-	426.46%		126.31%
			Spread Comparison	300	bps	-	675	bps	449	bps

First Lien Debt	33,651,417	Market Analysis	Senior Leverage	2.63	x	-	49.62	x	7.92	x
			Total Leverage	2.63	x	-	49.62	x	9.43	x
			Interest Coverage	(0.13)	x	-	3.62	x	1.79	x
			Debt Service Coverage	(0.19)	x	-	2.83	x	1.47	x
			TEV Coverage	0.16	x	-	3.42	x	1.83	x
			Liquidity	22.80%		-	811.22%		137.00%
			Spread Comparison	350	bps	-	725	bps	449	bps

Unitranche Debt	87,787,461	Matrix Pricing	Senior Leverage	4.63	x	-	12.00	x	6.22	x
			Total Leverage	4.73	x	-	12.00	x	6.31	x
			Interest Coverage	0.60	x	-	2.88	x	1.95	x
			Debt Service Coverage	0.53	x	-	2.28	x	1.62	x
			TEV Coverage	0.96	x	-	6.58	x	2.14	x
			Liquidity	64.00%		-	293.80%		141.30%
			Spread Comparison	500	bps	-	650	bps	580	bps

Unitranche Debt	4,078,227	Market Analysis	Senior Leverage	12.92	x	-	14.48	x	13.28	x
			Total Leverage	12.92	x	-	14.48	x	13.28	x
			Interest Coverage	0.40	x	-	0.85	x	0.74	x
			Debt Service Coverage	0.35	x	-	0.74	x	0.65	x
			TEV Coverage	0.53	x	-	0.84	x	0.77	x
			Liquidity	48.28%		-	86.73%		77.75%
			Spread Comparison	350	bps	-	650	bps	420	bps

Second Lien Debt	23,562,691	Matrix Pricing	Senior Leverage	3.26	x	-	10.92	x	6.95	x
			Total Leverage	3.26	x	-	10.92	x	6.95	x
			Interest Coverage	0.67	x	-	3.82	x	1.87	x
			Debt Service Coverage	0.58	x	-	3.25	x	1.55	x
			TEV Coverage	1.08	x	-	2.85	x	1.79	x
			Liquidity	62.88%		-	262.14%		135.17%
			Spread Comparison	675	bps	-	950	bps	758	bps
Total	$336,093,597
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

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Three Months Ended March 31, 2023	Debt	Debt	Debt	Shares	Total
Fair Value as of December31, 2022	$220,893,916	$91,865,688	$23,562,691	$3,653,999	$339,976,294
Transfers into Level 3	4,004,332	4,719,817	1,000,000	—	9,724,149
Transfers out of Level 3	(35,792,878)	—	(1,995,000)	—	(37,787,878)
Total gains:
Net realized gain(a)	1,488	5,819	—	—	7,307
Net unrealized (depreciation) appreciation(b)	(1,057,298)	65,039	4,196	175,274	(812,789)
New investments, repayments and settlements:(c)
Purchases	2,076,838	2,686,144	—	—	4,762,982
Settlements/repayments	(4,996,566)	(2,146,723)	(1,250,000)	—	(8,393,289)
Net amortization of premiums, PIK, discounts and fees	105,093	105,331	6,282	—	216,706
Sales	—	—	—	—	—
Fair Value as of March 31, 2023	$185,234,925	$97,301,115	$21,328,169	$3,829,273	$307,693,482
(a)	Included in net realized (loss) gain on the accompanying Statement of Operations for the three months ended March 31, 2023.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2023.
(c)

Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Three Months Ended March 31, 2022	Debt	Debt	Debt	Shares	Total
Fair Value as of December31, 2021	$118,049,277	$19,092,768	$14,701,508	$1,346,357	$153,189,910
Transfers into Level 3	63,131,533	6,206,403	4,435,000	—	73,772,936
Transfers out of Level 3	(23,883,610)	(1,591,442)	—	—	(25,475,052)
Total gains:
Net realized gain(a)	108,706	—	8,440	107,938	225,084
Net unrealized (depreciation) appreciation(b)	(277,413)	19,206	15,811	3,011	(239,385)
New investments, repayments and settlements:(c)
Purchases	2,233,749	977,647	500,000	—	3,711,396
Settlements/repayments	(5,890,560)	(61,419)	(500,000)	—	(6,451,979)
Net amortization of premiums, PIK, discounts and fees	66,502	71,360	6,999	—	144,861
Sales	(360,400)	—	—	(188,450)	(548,850)
Fair Value as of March 31, 2022	$153,177,784	$24,714,523	$19,167,758	$1,268,856	$198,328,921
(a)	Included in net realized gain on the accompanying Statement of Operations for the three months ended March 31, 2022.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2022.
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

The following table outlines the Company’s investments by security type as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$280,850,892	69.13%	$274,610,383	68.85%
Unitranche Debt	98,696,509	24.29%	97,301,115	24.40%
Second Lien Debt	23,423,718	5.77%	23,103,169	5.79%
Total Debt Investments	402,971,119	99.19%	395,014,667	99.04%
Equity and Preferred Shares	3,301,746	0.81%	3,829,273	0.96%
Total Equity Investments	3,301,746	0.81%	3,829,273	0.96%
Total Investments	$406,272,865	100.00%	$398,843,940	100.00%

	December 31, 2022
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$301,685,656	70.54%	$296,026,463	70.34%
Unitranche Debt	98,045,938	22.92%	96,585,505	22.95%
Second Lien Debt	24,667,515	5.77%	24,562,691	5.84%
Total Debt Investments	424,399,109	99.23%	417,174,659	99.13%
Equity and Preferred Shares	3,301,747	0.77%	3,653,999	0.87%
Total Equity Investments	3,301,747	0.77%	3,653,999	0.87%
Total Investments	$427,700,856	100.00%	$420,828,658	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Percentage of		Percentage of
		Total		Total
Industry	Fair Value	Investments	Fair Value	Investments
Healthcare & Pharmaceuticals	$72,867,230	18.28%	$74,735,672	17.76%
Services: Business	70,471,274	17.67	69,269,858	16.46
High Tech Industries	41,936,255	10.51	51,379,328	12.21
Containers, Packaging & Glass	33,897,897	8.50	33,987,694	8.08
Banking, Finance, Insurance & Real Estate	32,824,993	8.23	32,865,053	7.81
Capital Equipment	22,813,532	5.72	28,019,443	6.66
Aerospace & Defense	19,804,462	4.97	21,269,972	5.05
Chemicals, Plastics & Rubber	17,873,338	4.48	19,080,225	4.53
Transportation: Cargo	13,856,343	3.47	13,798,595	3.28
Services: Consumer	13,829,609	3.47	13,773,067	3.27
Beverage, Food & Tobacco	11,251,142	2.82	11,310,292	2.69
Construction & Building	10,691,120	2.68	10,699,594	2.54
Automotive	10,415,223	2.61	10,520,824	2.50
Environmental Industries	7,458,761	1.87	7,517,679	1.79
Wholesale	3,761,807	0.94	3,771,670	0.90
Media: Advertising, Printing & Publishing	2,693,677	0.68	2,781,895	0.66
Hotels, Gaming & Leisure	2,130,897	0.53	2,148,253	0.51
Consumer Goods: Non-Durable	1,991,023	0.50	5,534,099	1.32
Metals & Mining	1,689,870	0.42	1,689,870	0.40
Utilities: Electric	1,456,893	0.37	1,442,284	0.34
Forest Products & Paper	1,447,500	0.36	1,451,250	0.34
Retail	1,296,033	0.32	1,390,874	0.33
Utilities: Water	967,761	0.24	970,217	0.23
Energy: Electricity	945,700	0.24	948,150	0.23
Consumer Goods: Durable	471,600	0.12	472,800	0.11
	$398,843,940	100.00%	$420,828,658	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Midwest	$94,189,212	23.61%	$99,995,134	23.76%
Northeast	93,880,562	23.54	97,037,723	23.06
Southeast	60,466,643	15.16	54,739,431	14.77
West	51,140,271	12.82	54,750,013	13.01
Southwest	48,886,497	12.26	62,170,072	13.01
East	34,504,571	8.65	36,228,410	8.61
South	7,601,402	1.91	4,420,172	1.87
Other(a)	4,617,506	1.16	3,606,809	1.05
Northwest	3,557,276	0.89	7,880,894	0.86
Total Investments	$398,843,940	100.00%	$420,828,658	100.00%
(a)	The Company headquarters for Sophos is located in the United Kingdom. The Company headquarters for UDG is located in Ireland. The Company headquarters for Intertape Polymer is located in Canada. The Company headquarters for Integro is located in the United Kingdom.

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

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$7,842,135	$3,045,808
Denominator for basic and diluted weighted average common shares	45,420,472	42,774,798
Basic and diluted net increase in net assets resulting from operations per common share	$0.17	$0.07

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

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Capital in excess of par value	$—	$—
Accumulated net investment income	(430)	—
Accumulated net realized gain (loss)	430	—

At December 31, 2022 and 2021, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31,	As of December 31,
	2022	2021
Other temporary book/tax differences	$(152,362)	$(172,677)
Net tax basis unrealized depreciation	(6,872,198)	(1,238,244)
Accumulated net realized loss	(2,500,103)	(3,353,867)
Components of tax distributable (loss) earnings at period end	$(9,524,663)	$(4,764,788)

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

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021

As of March 31, 2023, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of March 31, 2023 and December 31, 2022, were 44,753,084 and 46,376,461, respectively.

The following table details the activity of Stockholders’ Equity for the three months ended March 31, 2023 and 2022:

		Capital in	Total	Total
		Excess of Par	Distributable	Stockholders'
Three Months Ended March 31, 2023	Common Stock	Value	(Loss) Earnings	Equity
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678
Net investment income	—	—	8,442,859	8,442,859
Net realized loss from investment transactions	—	—	(43,997)	(43,997)
Net change in unrealized depreciation on investments	—	—	(556,727)	(556,727)
Repurchase of shares	(1,623)	(14,998,377)	—	(15,000,000)
Balance as of March 31, 2023	$44,753	$422,957,588	$(1,682,528)	$421,319,813

			Total
		Capital in	Distributable	Total
		Excess	(Loss)	Stockholders'
Three Months Ended March 31, 2022	Common Stock	of Par Value	Earnings	Equity
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334
Net investment income	—	—	4,386,185	4,386,185
Net realized gain from investment transactions	—	—	225,786	225,786
Net change in unrealized depreciation on investments	—	—	(1,566,163)	(1,566,163)
Issuance of shares	3,206	29,996,794	—	30,000,000
Balance as of March 31, 2022	$43,167	$408,668,955	$(1,718,980)	$406,993,142

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

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2023 and December 31, 2022:

Investment	Investment Type	Index	Spread	Interest Rate	Maturity Date	Industry	March 31, 2023	December 31, 2022
PracticeTek	Senior Secured Delayed Draw Term Loan	L+	10.44%	5.25%	11/23/27	High Tech Industries	$1,889,313	$1,889,313
Industrial Services Group	Senior Secured Delayed Draw Term Loan	S+	11.16%	6.25%	12/7/28	Services: Business	1,428,571	1,428,571
EdgeCo	Senior Secured Delayed Draw Term D Loan (First Lien)	L+	9.94%	4.75%	6/1/26	Banking, Finance, Insurance & Real Estate	1,200,000	1,200,000
VC3	Senior Secured Delayed Draw Term Loan D	S+	10.16%	5.25%	3/12/27	Services: Business	1,176,923	1,176,923
Golden Source	Senior Secured Delayed Draw Term Loan	S+	10.41%	5.50%	5/12/28	Services: Business	938,967	938,967
InterMed	Senior Secured Delayed Draw Term Loan	S+	11.41%	6.50%	12/24/29	Healthcare & Pharmaceuticals	863,931	863,931
InterMed	Senior Secured Revolving Loan	S+	11.41%	6.50%	12/24/28	Healthcare & Pharmaceuticals	863,931	846,172
Discovery Education	Senior Secured Delayed Draw Term Loan (First Lien)	S+	10.66%	5.75%	4/6/29	Services: Business	807,692	718,563
Ned Stevens 2022-2	Senior Secured Delayed Draw Term Loan	S+	11.66%	6.75%	11/1/29	Services: Consumer	731,092	807,692
CPI International	Senior Secured Delayed Draw Term Loan	S+	10.41%	5.50%	10/6/24	Aerospace & Defense	718,563	687,983
Cherry Bekaert	Senior Secured Delayed Draw Term Loan	S+	10.41%	5.50%	6/30/28	Banking, Finance, Insurance & Real Estate	687,983	629,630
Eliassen	Senior Secured Initial Delayed Draw Term Loan	S+	10.66%	5.75%	4/7/28	Services: Business	629,630	625,344
A1 Garage Door Service	Senior Secured Closing Date Delayed Draw Term Loan	S+	11.41%	6.50%	12/23/28	Construction & Building	571,556	571,429
Alera	Senior Secured 2022 Delayed Draw Term Loan	S+	11.41%	6.50%	9/30/28	Banking, Finance, Insurance & Real Estate	540,000	1,173,333
Golden Source	Senior Secured Revolving Loan	S+	10.41%	5.50%	5/12/28	Services: Business	469,484	469,484
CoolSys	Senior Secured Delayed Draw Term Loan	L+	9.94%	4.75%	8/11/28	Services: Business	465,278	465,278
Advancing Eyecare	Senior Secured Initial Delayed Draw Term Loan	S+	10.66%	5.75%	6/29/29	Healthcare & Pharmaceuticals	462,000	462,000
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	10.41%	5.50%	6/30/28	Banking, Finance, Insurance & Real Estate	431,531	431,530
Industrial Services Group	Senior Secured Revolving Loan	S+	11.16%	6.25%	12/7/28	Services: Business	413,333	513,699
Vertellus	Senior Secured Revolving Credit Loan	S+	10.66%	5.75%	12/22/25	Chemicals, Plastics & Rubber	412,023	486,239
RevHealth	Senior Secured Revolving Loan	S+	10.66%	5.75%	7/22/28	Healthcare & Pharmaceuticals	405,822	308,344
Blue Cloud	Senior Secured Delayed Draw Term Loan	S+	9.91%	5.00%	1/21/28	Healthcare & Pharmaceuticals	400,000	400,000
Micro Merchant Systems	Senior Secured Delayed Draw Term Loan	S+	10.66%	5.75%	12/14/27	Healthcare & Pharmaceuticals	370,370	370,370
InnovateMR	Senior Secured Revolving Loan	L+	11.19%	6.00%	1/20/28	Services: Business	365,388	365,388
PracticeTek	Senior Secured Revolving Loan	L+	10.44%	5.25%	11/23/27	High Tech Industries	357,824	357,824
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	11.66%	6.75%	11/1/29	Services: Consumer	338,469	338,469
Evans Network	Senior Secured Delayed Draw Term Loan (First Lien)	L+	9.44%	4.25%	8/19/28	Transportation: Cargo	326,531	326,531
Paragon Films	Senior Secured Delayed Draw Term Loan (First Lien)	L+	10.19%	5.00%	12/16/28	Containers, Packaging & Glass	297,030	297,030
MediaRadar	Senior Secured Revolving Loan	S+	10.91%	6.00%	7/22/28	Media: Advertising, Printing & Publishing	296,296	296,296
Cerity Partners	Senior Secured Initial Revolving Loan	S+	10.66%	5.75%	7/27/28	Banking, Finance, Insurance & Real Estate	286,738	—
A1 Garage Door Service	Senior Secured Revolving Loan	S+	11.41%	6.50%	12/23/28	Construction & Building	275,482	275,482
Whitcraft	Senior Secured Revolving Credit Loan	S+	11.91%	7.00%	2/15/29	Aerospace & Defense	267,857	—
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	10.91%	6.00%	7/29/28	Capital Equipment	265,000	286,738
Accolite	Senior Secured Initial DDTL Loan	S+	10.91%	6.00%	4/10/29	Services: Business	250,000	—
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	10.66%	5.75%	4/7/28	Services: Business	230,769	230,769
Liberty Group	Senior Secured Revolving Loan	S+	10.66%	5.75%	6/9/28	Services: Business	227,273	227,273
Liberty Group	Senior Secured Delayed Draw Term Loan	S+	10.66%	5.75%	6/9/28	Services: Business	204,545	200,001
USALCO	Senior Secured Revolving Loan	L+	11.19%	6.00%	10/19/26	Chemicals, Plastics & Rubber	201,613	204,545
Radwell	Senior Secured Delayed Draw Term Loan	S+	10.66%	5.75%	4/1/29	Capital Equipment	200,001	185,484
Beta+	Senior Secured Revolving Credit Loan	S+	10.16%	5.25%	7/1/27	Banking, Finance, Insurance & Real Estate	192,573	276,289
The Facilities Group	Senior Secured Delayed Draw Term Loan	L+	10.94%	5.75%	11/30/27	Services: Business	185,549	266,185
Alliance Environmental Group	Senior Secured Delayed Draw Term Loan	L+	11.19%	6.00%	12/30/27	Environmental Industries	182,119	177,273
Epic Staffing Group	Senior Secured Delayed Draw Term Loan	S+	10.91%	6.00%	6/28/29	Healthcare & Pharmaceuticals	174,419	174,419

Investment	Investment Type	Index	Spread	Interest Rate	Maturity Date	Industry	March 31, 2023	December 31, 2022
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	9.66%	4.75%	4/21/28	Healthcare & Pharmaceuticals	168,350	168,350
Health Management Associates	Senior Secured Delayed Draw Term Loan	S+	11.16%	6.25%	3/31/29	Services: Business	159,858	—
Insight Global	Senior Secured Revolving Loan	L+	11.19%	6.00%	9/22/27	Services: Business	134,178	80,507
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	10.91%	6.00%	5/18/28	Beverage, Food & Tobacco	133,333	111,111
EPIC Insurance	Senior Secured Revolving Loan	L+	10.44%	5.25%	9/30/27	Banking, Finance, Insurance & Real Estate	127,046	161,841
Cleaver Brooks	Senior Secured Revolving Loan	S+	10.66%	5.75%	7/31/28	Capital Equipment	123,077	113,834
Community Brands	Senior Secured Delayed Draw Term Loan	S+	10.66%	5.75%	2/24/28	Banking, Finance, Insurance & Real Estate	117,647	118,154
Omni Logistics	Senior Secured Revolving Credit Loan (First Lien)	L+	10.19%	5.00%	12/30/25	Transportation: Cargo	113,834	117,647
Micro Merchant Systems	Senior Secured Revolving Loan	S+	10.66%	5.75%	12/14/27	Healthcare & Pharmaceuticals	111,111	114,286
InnovateMR	Senior Secured Delayed Draw Term Loan	L+	11.69%	6.50%	1/20/28	Services: Business	108,981	—
Tank Holding	Senior Secured Revolving Credit Loan	S+	10.91%	6.00%	3/31/28	Capital Equipment	103,385	161,041
FLS Transportation	Senior Secured Revolving Credit Loan	L+	10.44%	5.25%	12/17/27	Transportation: Cargo	88,889	107,692
BlueHalo	Senior Secured Revolving Loan	L+	11.69%	6.50%	10/31/25	Aerospace & Defense	85,958	16,556
Ansira	Senior Secured New Delayed Draw Term Loan	Fixed	6.50%		12/20/24	Media: Advertising, Printing & Publishing	84,290	88,889
Radwell	Senior Secured Revolving Loan	S+	10.66%	5.75%	4/1/28	Capital Equipment	77,332	79,998
VC3	Senior Secured Revolving Credit	S+	10.16%	5.25%	3/12/27	Services: Business	76,923	76,923
CPS	Senior Secured Revolving Credit Loan	L+	10.69%	5.50%	6/1/28	Healthcare & Pharmaceuticals	71,414	68,750
Applied Adhesives	Senior Secured Revolving Loan	L+	9.94%	4.75%	3/12/27	Containers, Packaging & Glass	71,111	71,414
Community Brands	Senior Secured Revolving Loan	S+	10.66%	5.75%	2/24/28	Banking, Finance, Insurance & Real Estate	58,824	58,824
Keter Environmental Services	Senior Secured Revolving Loan	L+	11.69%	6.50%	10/29/27	Environmental Industries	50,160	50,160
Blue Cloud	Senior Secured Revolving Loan	S+	9.91%	5.00%	1/21/28	Healthcare & Pharmaceuticals	46,591	182,119
Magnate	Senior Secured Delayed Draw Term Loan (First Lien)	L+	10.69%	5.50%	12/29/28	Transportation: Cargo	36,607	36,607
Alliance Environmental Group	Senior Secured Revolving Loan	L+	11.19%	6.00%	12/30/27	Environmental Industries	33,113	17,551
Health Management Associates	Senior Secured Revolving Loan	S+	11.16%	6.25%	3/31/29	Services: Business	28,419	—
EPIC Insurance	Senior Secured Delayed Draw Term Loan	L+	10.44%	5.25%	9/29/28	Banking, Finance, Insurance & Real Estate	21,877	21,877
Ivy Rehab	Senior Secured Delayed Draw Term Loan (First Lien)	S+	9.66%	4.75%	4/23/29	Healthcare & Pharmaceuticals	12,092	176,471
Forefront	Senior Secured Delayed Draw Term Loan	S+	9.16%	4.25%	4/1/29	Healthcare & Pharmaceuticals	5,660	7,786
Omni Logistics	Senior Secured Tranche 2 DDTL (First Lien) Retired 03/22/2023	L+	10.19%	5.00%	12/30/26	Transportation: Cargo	—	71,111
Applied Adhesives	Senior Secured Delayed Draw Term Loan	L+	9.69%	4.50%	3/12/27	Containers, Packaging & Glass	—	27,721
							$24,253,527	$24,258,010

Unfunded commitments represent all amounts unfunded as of March 31, 2023 and December 31, 2022. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Per Share Data:
Net asset value, beginning of period	$9.24	$9.36
Net investment income(a)	0.19	0.10
Net realized (loss) gain on investments and change in unrealized depreciation on investments(a)(b)	(0.02)	(0.03)
Net increase in net assets resulting from operations	$0.17	$0.07
Net asset value at end of period	$9.41	$9.43
Total return(c)	1.84%	0.75%
Shares of common stock outstanding at end of period	44,753,084	43,166,536

Statement of Assets and Liabilities Data:
Net assets at end of period	$421,319,813	$406,993,142
Average net assets(d)	424,072,674	406,436,056

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized(e)	2.84%	1.79%
Ratio of net expenses to average net assets - annualized(f)	1.62%	1.04%
Ratio of net investment income to average net assets - annualized	8.07%	4.38%
Portfolio turnover(g)	2.09%	0.99%
(a)	Based on weighted average basic per share of Common Stock data.
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

Our investment activity for the three months ended March 31, 2023 and 2022, is presented below:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning investment portfolio, at fair value	$420,828,658	$403,054,374
Investments in new portfolio investments	6,486,826	30,097,098
Investments in existing portfolio investments	1,889,911	3,471,687
Principal repayments	(20,751,034)	(12,318,646)
Proceeds from investments sold	(9,262,833)	(4,047,932)
Change in premiums, discounts and amortization	253,136	206,238
Net change in unrealized depreciation on investments	(556,727)	(1,566,163)
Realized (loss) gain on investments	(43,997)	225,786
Ending portfolio investment activity, at fair value	$398,843,940	$419,122,442
Number of portfolio investments	244	242
Average investment amount, at cost	$1,665,053	$1,743,499
Percentage of investments at floating rates	99.18%	100.00%

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

Revenue

Total investment income for the three months ended March 31, 2023 and 2022 is presented in the table below.

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Total interest income from non-controlled/non-affiliated investments	$10,011,292	$5,389,818
Total other interest income	64,550	384
Total other income	62,635	38,118
Total investment income	$10,138,477	$5,428,320

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

Expenses

Total expenses net of waivers for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Base management fee(a)	$1,108,854	$1,038,439
Incentive fee(a)	1,333,105	426,322
Interest expense(b)	227,652	41,166
Professional fees	98,636	81,675
Other expenses	74,766	79,177
Administrative fee(a)	66,250	66,250
Directors' fees	63,750	56,250
Total expenses	2,973,013	1,789,279
Base management fee waivers(a)	(388,099)	(363,454)
Incentive fee waivers(a)	(889,296)	(383,690)
Total expenses, net of waivers	$1,695,618	$1,042,135

(a)Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

(b)Refer to Note 8-Borrowing within the financial statements for a description of the relevant expenses.

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

Net change in unrealized (depreciation) appreciation on investments for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended
Type	March 31, 2023	March 31, 2022
First Lien Debt	$(589,260)	$(1,535,347)
Unitranche Debt	72,983	17,102
Second Lien Debt	(215,724)	(50,930)
Equity and Preferred Shares	175,274	3,012
Net change in unrealized depreciation on investments	$(556,727)	$(1,566,163)

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

The following table summarizes our total portfolio activity during the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning investment portfolio	$420,828,658	$403,054,374
Investments in new portfolio investments	6,486,826	30,097,098
Investments in existing portfolio investments	1,889,911	3,471,687
Principal repayments	(20,751,034)	(12,318,646)
Proceeds from sales of investments	(9,262,833)	(4,047,932)
Net change in unrealized depreciation on investments	(556,727)	(1,566,163)
Net realized (loss) gain on investments	(43,997)	225,786
Net change in premiums, discounts and amortization	253,136	206,238
Investment Portfolio, at Fair Value	$398,843,940	$419,122,442

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

(i)Each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment using a standardized template designed to approximate fair market value based on observable market inputs and updated credit statistics and unobservable inputs. Additionally, as a part of our valuation process, the Adviser may employ the services of one or more independent valuation firms engaged by us;
(ii)Preliminary valuation conclusions are documented and discussed with our senior management and members of the Adviser’s valuation team;
(iii)Our Audit Committee reviews the assessments of the Adviser or independent valuation firm (to the extent applicable) and provides our Board of Directors with recommendations with respect to the fair value of the investments in our portfolio; and
(iv)Our Board of Directors discusses the valuation recommendations of our Audit Committee and determines the fair value of the investments in our portfolio in good faith based on the input of the Adviser, the independent valuation firm (to the extent applicable) and in accordance with our valuation policy.

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

Increase (decrease) in
Change in interest rates	investment income
Up 300 basis points	9,853,882
Up 200 basis points	5,778,826
Up 100 basis points	1,703,769
Down 100 basis points	(66,806)
Down 200 basis points	(66,806)
Down 300 basis points	(66,806)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: June 12, 2023	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: June 12, 2023	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer