Form 10-Q
period 2023-06-30
Audax Credit BDC Inc.
filed 2023-08-11
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 44,518,983 shares of common stock, par value $0.001 per share, outstanding as of August 11, 2023.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

June 30, 2023 and December 31, 2022

(Expressed in U.S. Dollars)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $399,336,243 and $427,700,856, respectively)	$390,663,159	$420,828,658
Cash and cash equivalents	13,883,497	15,923,163
Interest receivable	2,284,655	2,421,871
Receivable from investments sold	1,910,930	4,415,431
Receivable from bank loan repayment	66,126	61,072
Other assets	112,500	—
Total assets	$408,920,867	$443,650,195

Liabilities
Payable for short-term borrowings(a)	$7,394,871	$13,178,611
Payable for investments purchased	3,647,234	—
Fees due to investment advisor, net of waivers(b)	1,230,104	1,137,309
Fee due to administrator(b)	66,250	66,250
Accrued expenses and other liabilities	412,794	790,347
Total liabilities	$12,751,253	$15,172,517
Commitments and contingencies(c)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 43,159,041 and 46,376,461 shares issued and outstanding, respectively	$43,159	$46,376
Capital in excess of par value	407,609,250	437,955,965
Total distributable loss	(11,482,795)	(9,524,663)
Total Net Assets	$396,169,614	$428,477,678

Net Asset Value per Share of Common Stock at End of Period	$9.18	$9.24

Shares Outstanding	43,159,041	46,376,461
(a)	Refer to Note 8-Borrowings for additional information.
(b)	Refer to Note 4-Related Party Transactions for additional information.
(c)	Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment Income
Interest income
Non-Control/Non-Affiliate	$10,560,582	$6,062,310	$20,571,873	$11,452,128
Other	61,029	397	125,578	781
Total interest income	10,621,611	6,062,707	20,697,451	11,452,909
Other income
Non-Control/Non-Affiliate	8,618	140,256	71,253	178,374
Total income	10,630,229	6,202,963	20,768,704	11,631,283

Expenses
Base management fee(a)	$1,083,977	$1,082,214	$2,192,831	$2,120,653
Incentive fee(a)	1,414,286	747,892	2,747,391	1,174,214
Interest expense(b)	191,028	95,634	418,681	136,800
Professional fees	113,271	210,862	211,907	292,537
Directors' fees	63,750	56,250	127,500	112,500
Administrative fee(a)	66,250	66,250	132,500	132,500
Other expenses	63,468	85,257	138,234	164,434
Expenses before waivers from investment adviser and administrator	2,996,030	2,344,359	5,969,044	4,133,638
Base management fee waivers(a)	(379,392)	(378,775)	(767,491)	(742,229)
Incentive fee waivers(a)	(888,767)	(654,618)	(1,778,063)	(1,038,308)
Total expenses, net of waivers	1,727,871	1,310,966	3,423,490	2,353,101
Net Investment Income	8,902,358	4,891,997	17,345,214	9,278,182

Realized and Unrealized (Loss) Gain on Investments
Net realized (loss) gain on investments	(113,252)	111,779	(157,246)	337,565
Net change in unrealized depreciation on investments	(1,244,159)	(3,105,203)	(1,800,886)	(4,671,366)
Net realized and unrealized loss on investments	(1,357,411)	(2,993,424)	(1,958,132)	(4,333,801)

Net Increase in Net Assets Resulting from Operations	$7,544,947	$1,898,573	$15,387,082	$4,944,381

Basic and Diluted per Share of Common Stock:
Net investment income	$0.20	$0.11	$0.39	$0.21
Net increase in net assets resulting from operations	$0.17	$0.04	$0.35	$0.11

Weighted average shares of common stock outstanding basic and diluted	43,561,927	44,710,073	44,486,065	43,742,436
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Operations
Net investment income	$17,345,214	$9,278,182
Net realized (loss) gain on investments	(157,246)	337,565
Net change in unrealized depreciation on investments	(1,800,886)	(4,671,366)
Net increase in net assets resulting from operations	15,387,082	4,944,381

Distributions:
Distributions of ordinary income to common stockholders	(17,345,214)	(8,739,352)
Return of capital to common stockholders(a)	(349,990)	—
Total distributions	(17,695,204)	(8,739,352)

Capital Share Transactions:
Issuance of common stock	—	55,000,000
Repurchases of common stock	(30,000,000)	(20,000,000)
Reinvestment of common stock	58	27
Net (decrease) increase in net assets from capital share transactions	(29,999,942)	35,000,027

Net (Decrease) Increase in Net Assets	(32,308,064)	31,205,056
Net Assets, Beginning of Period	428,477,678	373,947,334
Net Assets, End of Period	$396,169,614	$405,152,390
(a)	Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,387,082	$4,944,381
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	157,246	(337,565)
Net change in unrealized depreciation on investments	1,800,886	4,671,366
Accretion of original issue discount interest and payment-in-kind interest	(471,053)	(371,920)
Decrease in receivable from investments sold	2,504,501	—
Decrease (increase) in interest receivable	137,216	(283,781)
(Increase) decrease in receivable from bank loan repayment	(5,054)	5,856
Increase in other assets	(112,500)	(215,000)
(Decrease) increase in accrued expenses and other liabilities	(377,553)	178,440
Increase in fees due to investment advisor(a)	92,795	156,384
(Increase) decrease in payable for investments purchased	3,647,234	(21,253,769)

Investment activity:
Investments purchased	(24,046,897)	(74,837,576)
Proceeds from investments sold	30,203,132	4,047,932
Repayment of bank loans	22,522,185	33,069,168
Total investment activity	28,678,420	(37,720,476)

Net cash provided by (used in) operating activities	51,439,220	(50,226,084)

Cash flows from financing activities:
Issuance of shares of common stock	—	55,000,000
Repurchases of shares of common stock	(30,000,000)	(20,000,000)
Short-term borrowings(b)	—	35,894,306
Distributions paid to common stockholders	(17,695,146)	(8,739,325)
Repayments of short-term borrowings(b)	(5,783,740)	—

Net cash (used in) provided by financing activities	(53,478,886)	62,154,981

Net increase in cash and cash equivalents	(2,039,666)	11,928,897

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	15,923,163	11,058,796

Cash and cash equivalents, end of period	$13,883,497	$22,987,693

Supplemental cash flow information
Interest paid on short-term financing	$527,226	$136,800

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$58	$27
Payment-in-kind (“PIK”) interest income	$121,564	$69,132
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.5%) (g) (h) (i):

Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+		5.75%		11.02%	9/22/2021	9/30/2027	$4,923,401	$4,855,746	$4,805,851
RevHealth	(j)	Unitranche Initial Term Loan	S+		5.75%		11.02%	7/22/2022	7/22/2028	4,248,716	4,172,315	4,134,077
Minds + Assembly	(j)	Unitranche Initial Term Loan	S+		6.50%		11.77%	5/3/2023	5/3/2029	4,099,379	3,989,324	3,986,646
Radiology Partners		Senior Secured Term B Loan (First Lien)	S+		4.25%		9.52%	6/28/2018	7/9/2025	4,215,792	4,361,859	3,674,990
Young Innovations		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.55%	11/6/2017	11/7/2024	3,696,553	3,690,992	3,641,104
PharMedQuest	(j)	Unitranche Term A Loan	S+		5.50%		10.77%	11/6/2019	11/6/2024	3,275,898	3,282,122	3,275,898
InHealth Medical Alliance		Unitranche Initial Term Loan	S+	3.50%	(3.50	% PIK)	8.77%	6/25/2021	6/28/2028	3,548,633	3,521,424	3,193,770
InterMed	(j)	Unitranche Initial Term Loan	S+		6.50%		11.77%	12/22/2022	12/24/2029	3,023,758	2,940,680	3,003,294
Waystar	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.00%		9.27%	9/19/2019	10/22/2026	2,904,937	2,900,866	2,901,306
Advancing Eyecare		Senior Secured Initial Term Loan	S+		5.75%		11.02%	5/27/2022	6/29/2029	2,518,965	2,456,993	2,493,775
Premise Health		Senior Secured Initial Term Loan (First Lien)	S+		3.50%		8.77%	8/15/2018	7/10/2025	2,247,212	2,250,314	2,230,358
nThrive		Senior Secured Initial Loan (Second Lien)	S+		6.75%		12.02%	11/19/2021	12/17/2029	2,000,000	1,977,501	1,975,000
CPS	(j)	Unitranche Closing Date Term Loan	L+		5.25%		10.80%	5/18/2022	6/1/2028	1,938,845	1,934,558	1,938,845
Gastro Health		Senior Secured Initial Term Loan (First Lien)	L+		4.50%		10.05%	7/2/2021	7/3/2028	1,966,057	1,956,895	1,916,906
Upstream Rehabilitation		Senior Secured August 2021 Incremental Term Loan (First Lien)	S+		4.25%		9.52%	10/24/2019	11/20/2026	1,941,625	1,939,326	1,912,501
Avalign Technologies		Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.77%	12/19/2018	12/22/2025	1,910,000	1,910,885	1,895,675
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	L+		3.50%		9.05%	7/23/2019	7/24/2026	1,925,000	1,928,010	1,875,431
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+		5.25%		10.52%	7/13/2021	12/30/2027	1,844,299	1,829,622	1,830,466
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.55%	5/12/2021	5/18/2028	1,853,827	1,846,470	1,807,482
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	L+		4.50%		10.05%	12/18/2020	12/22/2027	1,470,000	1,454,565	1,458,975
Blue Cloud		Senior Secured Closing Date Term Loan	S+		5.00%		10.27%	12/13/2021	1/21/2028	1,481,250	1,461,512	1,455,328
Mission Vet Partners	(k)	Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.55%	12/15/2021	4/27/2028	1,473,750	1,461,936	1,436,295
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.77%	11/23/2020	12/22/2027	1,466,250	1,450,799	1,323,291
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		10.02%	3/11/2022	4/23/2029	1,314,963	1,292,129	1,300,170
Tecomet		Senior Secured 2017 Term Loan (First Lien)	L+		3.50%		9.05%	1/10/2019	5/1/2024	1,137,650	1,138,123	1,106,365
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	L+		4.75%		10.30%	4/1/2021	4/17/2028	1,064,524	1,057,047	1,059,201
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	L+		8.00%		13.55%	4/1/2021	4/16/2029	1,000,000	988,484	995,000
Cirtec Medical		Senior Secured (USD) Initial Term Loan	S+		6.25%		11.52%	1/30/2023	1/24/2029	997,500	966,557	990,019
Micro Merchant Systems		Unitranche Initial Term Loan	S+		5.75%		11.02%	3/2/2022	12/14/2027	987,500	978,105	980,094
Forefront	(k)	Senior Secured Closing Date Term Loan	S+		4.25%		9.52%	3/23/2022	4/1/2029	987,048	972,074	977,301
Wedgewood		Senior Secured Initial Term Loan	S+		4.25%		9.52%	2/24/2021	3/31/2028	982,500	974,723	975,131

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.5%) (g) (h) (i) (Continued):

Healthcare & Pharmaceuticals (Continued)
Allied Benefit Systems		Senior Secured Initial Term B Loan	S+	4.50%	9.77%	10/21/2020	11/18/2026	$975,000	$965,700	$967,688
nThrive	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.27%	11/19/2021	12/18/2028	987,500	984,000	844,313
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	11.27%	6/27/2022	6/28/2029	817,326	762,657	815,282
UDG	(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	9.52%	8/6/2021	8/19/2028	631,875	627,640	624,766
ImageFirst		Senior Secured Initial Term Loan	L+	4.75%	10.30%	4/26/2021	4/27/2028	601,705	599,440	598,696
MyEyeDr	(k)	Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.80%	8/2/2019	8/31/2026	518,618	516,518	482,872
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	12.77%	4/11/2023	11/28/2028	498,750	465,417	482,541
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.02%	4/1/2021	5/10/2028	491,250	487,396	481,015
Press Ganey	(k)	Senior Secured 2020 Incremental Term Loan (First Lien)	L+	3.50%	9.05%	10/1/2020	7/24/2026	488,775	485,571	476,189
AccentCare		Senior Secured 2021 Term Loan (First Lien)	L+	4.00%	9.55%	6/15/2021	6/22/2026	490,000	490,000	465,500
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.50%	9.77%	3/22/2021	2/6/2025	453,125	450,144	448,594
Western Dental	(k)	Senior Secured 2022 Incremental Term Loan	S+	5.25%	10.52%	6/21/2022	8/18/2028	495,000	486,414	430,034
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.25%	9.52%	2/27/2017	2/6/2025	386,441	386,449	382,094
Blue Cloud		Senior Secured Revolving Loan	S+	5.00%	10.27%	12/14/2022	1/21/2028	180,682	180,682	177,520
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%	11.02%	1/24/2023	7/22/2028	30,822	30,822	29,990
CPS	(j)	Senior Secured Revolving Credit Loan	L+	5.25%	10.80%	5/18/2022	6/1/2028	25,709	24,995	25,709
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	10.02%	3/11/2022	4/21/2028	—	(3,367)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan	S+	6.50%	11.77%	5/3/2023	5/3/2029	—	(18,789)	—
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%	11.77%	12/22/2022	12/24/2028	—	(21,598)	—

Services: Business
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	9.30%	12/7/2021	12/15/2028	4,443,750	4,407,474	4,389,603
InnovateMR	(j)	Unitranche Initial Term Loan	L+	6.00%	11.55%	12/16/2021	1/20/2028	4,183,592	4,124,918	4,177,272
CoAdvantage	(m)	Senior Secured Initial Term Loan (First Lien)	L+	5.00%	10.55%	9/26/2019	9/23/2025	3,850,000	3,832,804	3,850,000
RevSpring	(m)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.27%	10/5/2018	10/11/2025	3,820,000	3,818,113	3,820,000
Eliassen		Unitranche Initial Term Loan	S+	5.75%	11.02%	3/31/2022	4/7/2028	3,345,093	3,294,359	3,320,004
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	11.02%	3/25/2022	4/6/2029	2,977,500	2,934,010	2,947,725
Fleetwash		Senior Secured Incremental Term Loan	S+	4.75%	10.02%	9/25/2018	10/1/2024	2,858,400	2,851,334	2,844,108
The Facilities Group		Unitranche Initial Term Loan	L+	5.75%	11.30%	12/10/2021	11/30/2027	2,840,725	2,815,162	2,819,419
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	6.25%	11.52%	12/7/2022	12/7/2028	2,748,095	2,647,472	2,748,095
CoolSys		Senior Secured Closing Date Initial Term Loan	L+	4.75%	10.30%	8/4/2021	8/11/2028	2,551,424	2,526,742	2,506,774
Service Logic		Senior Secured Closing Date Initial Term Loan (First Lien)	L+	4.00%	9.55%	10/23/2020	10/29/2027	2,522,665	2,504,663	2,503,745
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	9.02%	3/6/2020	4/9/2027	2,425,000	2,412,242	2,359,610
TRC Companies		Senior Secured Initial Term Loan (Second Lien)	S+	6.75%	12.02%	11/19/2021	12/7/2029	2,000,000	1,980,000	1,985,000
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	11.02%	6/6/2022	6/9/2028	1,935,341	1,899,565	1,935,341
ECi Software	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	9.30%	9/17/2020	11/9/2027	1,950,000	1,944,120	1,932,343
Veregy		Senior Secured Initial Term Loan	S+	6.00%	11.27%	11/2/2020	11/3/2027	1,945,824	1,906,197	1,911,772
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.77%	12/9/2021	12/15/2028	1,975,000	1,958,942	1,879,331
InnovateMR	(j)	Unitranche First Amendment Term Loan	L+	6.50%	12.05%	12/23/2022	1/20/2028	1,876,837	1,821,019	1,876,837
Addison Group		Senior Secured Initial Term Loan	S+	4.25%	9.52%	1/19/2022	12/29/2028	1,481,250	1,478,175	1,473,844
Insight Global		Unitranche Closing Date Term Loan	L+	6.00%	11.55%	9/22/2021	9/22/2028	1,473,750	1,449,028	1,466,381

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.5%) (g) (h) (i) (Continued):

Services: Business (Continued)
Health Management Associates		Senior Secured Term Loan A	S+		6.25%		11.52%	3/31/2023	3/31/2029	$1,056,838	$1,022,427	$1,048,912
Veritext		Senior Secured Initial Term Loan (Second Lien)	S+		6.75%		12.02%	8/14/2018	7/31/2026	1,000,000	997,604	995,000
Vistage		Senior Secured Initial Term Loan	S+		5.25%		10.52%	7/18/2022	7/13/2029	992,500	968,004	987,538
OSG Billing Services	(n)	Senior Secured Amended and Restated Term A Loan	S+	5.50%	(1.50	% PIK)	10.77%	8/31/2022	6/26/2026	1,449,243	1,447,509	985,485
TRC Companies		Senior Secured Initial Term Loan (First Lien)	S+		3.75%		9.02%	11/19/2021	12/8/2028	987,502	983,512	980,096
Divisions Maintenance Group		Senior Secured Term B Loan	S+		4.75%		10.02%	5/21/2021	5/27/2028	982,500	975,020	975,131
Secretariat International		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		10.02%	12/16/2021	12/29/2028	971,125	966,979	960,200
WIRB-Copernicus Group	(k)	Senior Secured Initial Term Loan (First Lien)	L+		4.00%		9.55%	12/13/2019	1/8/2027	970,000	964,717	954,238
trustaff	(k)	Senior Secured Initial Term Loan (First Lien)	L+		3.75%		9.30%	12/9/2021	3/6/2028	982,412	980,449	948,028
eResearch	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.77%	12/1/2020	2/4/2027	974,881	974,881	940,029
Diversified		Senior Secured Initial Term Loan	S+		6.50%		11.77%	4/19/2019	12/23/2023	873,853	866,448	845,452
Accolite		Senior Secured Initial Term Loan	S+		6.00%		11.27%	3/31/2023	4/10/2029	750,000	724,821	744,375
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+		5.25%		10.52%	9/16/2022	3/12/2027	738,692	690,615	721,592
S&P Engineering Solutions		Senior Secured Initial Term Loan	S+		7.00%		12.27%	3/31/2023	4/1/2030	500,000	485,492	496,250
System One		Senior Secured Initial Term Loan	S+		4.00%		9.27%	1/28/2021	3/2/2028	490,000	488,295	485,100
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+		6.25%		11.52%	12/7/2022	12/7/2028	104,762	87,619	104,762
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+		7.00%		12.27%	3/31/2023	4/1/2030	—	(1,471)	—
Health Management Associates		Senior Secured Revolving Loan	S+		6.25%		11.52%	3/31/2023	3/31/2029	—	(2,131)	—
VC3	(j)	Senior Secured Revolving Credit	S+		5.25%		10.52%	7/21/2022	3/12/2027	—	(2,692)	—
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+		5.75%		11.02%	3/25/2022	4/7/2028	—	(4,038)	—
Liberty Group	(j)	Senior Secured Revolving Loan	S+		5.75%		11.02%	6/6/2022	6/9/2028	—	(4,545)	—

High Tech Industries
PracticeTek	(j)	Unitranche Initial Term Loan	L+		5.25%		10.80%	11/22/2021	11/23/2027	3,888,120	3,825,566	3,791,515
Golden Source	(j)	Unitranche Initial Term Loan	S+		5.50%		10.77%	3/25/2022	5/12/2028	3,434,626	3,365,580	3,419,178
Netsmart	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.00%		9.27%	9/29/2020	10/1/2027	3,421,250	3,411,329	3,410,559
Idera	(k)	Senior Secured Term B-1 Loan (First Lien)	S+		3.75%		9.02%	6/27/2017	3/2/2028	2,560,033	2,560,240	2,498,694
Ivanti Software	(k)	Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+		4.25%		9.52%	11/20/2020	12/1/2027	2,947,688	2,913,908	2,497,929
Planview	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+		4.00%		9.27%	12/11/2020	12/17/2027	2,592,406	2,571,861	2,466,843
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+		4.25%		9.52%	3/19/2021	4/24/2028	2,456,250	2,446,135	2,339,836
Flexera	(k)	Senior Secured Term B-1 Loan (First Lien)	S+		3.75%		9.02%	2/16/2020	3/3/2028	2,336,400	2,336,400	2,306,459
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+		7.00%		12.27%	5/17/2022	5/31/2030	2,000,000	1,940,000	1,980,000

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

High Tech Industries (Continued)
QuickBase		Senior Secured Term Loan (First Lien)	S+	4.00%		9.27%	3/29/2019	4/2/2026	$1,920,000	$1,916,277	$1,905,600
Intermedia		Senior Secured New Term Loan (First Lien)	L+	6.00%		11.55%	7/13/2018	7/21/2025	1,910,000	1,905,425	1,890,900
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%		9.27%	12/19/2019	11/19/2026	1,959,600	1,954,513	1,793,034
Bomgar	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.27%	5/25/2018	4/18/2025	1,601,992	1,605,481	1,586,373
OEConnection		Senior Secured Initial Term Loan	S+	4.00%		9.27%	9/24/2019	9/25/2026	1,584,101	1,580,740	1,580,141
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	L+	5.25%		10.80%	12/16/2021	12/21/2028	1,481,250	1,469,080	1,466,438
WellSky	(k)	Senior Secured Incremental Term B-1 Loan (First Lien)	S+	5.75%		11.02%	8/16/2022	3/10/2028	992,500	965,729	971,851
SmartBear	(k)	Senior Secured Initial Term Loan (First Lien)	L+	4.25%		9.80%	11/20/2020	3/3/2028	980,000	972,691	966,525
Infoblox	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.02%	10/7/2020	12/1/2027	980,000	976,900	950,600
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	L+	4.25%		9.80%	6/17/2021	9/1/2028	982,500	978,482	950,569
Imperva	(k)	Senior Secured Term Loan	S+	4.00%		9.27%	9/23/2020	1/12/2026	970,924	966,017	881,721
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.02%	8/10/2021	10/8/2028	493,750	489,818	483,105
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.77%	5/17/2022	5/31/2029	497,500	483,982	481,393
DigiCert	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.27%	3/13/2020	10/16/2026	483,750	469,078	480,349
PracticeTek	(j)	Senior Secured Revolving Loan	L+	5.25%		10.80%	11/22/2021	11/23/2027	—	(7,156)	—
Golden Source	(j)	Senior Secured Revolving Loan	S+	5.50%		10.77%	8/22/2022	5/12/2028	—	(9,390)	—

Banking, Finance, Insurance & Real Estate
Cerity Partners		Unitranche Initial Term Loan	S+	6.50%		11.77%	7/28/2022	7/27/2029	4,624,552	4,555,995	4,624,552
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.02%	7/22/2021	7/31/2028	3,940,000	3,921,993	3,861,200
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.50%		10.77%	6/13/2022	6/30/2028	3,532,743	3,450,888	3,494,120
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%		11.77%	8/31/2022	9/30/2028	3,435,633	3,358,440	3,409,866
Ascensus	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%		8.77%	11/17/2021	8/2/2028	2,962,500	2,951,989	2,919,929
EPIC Insurance		Unitranche Closing Date Term Loan	S+	5.25%		10.52%	8/27/2021	9/29/2028	2,359,836	2,329,236	2,342,137
Beta+		Senior Secured Initial Term Loan	S+	5.75%		11.02%	6/24/2022	7/1/2029	1,985,000	1,869,336	1,962,669
Kestra Financial	(k)	Senior Secured Initial Term Loan	S+	4.25%		9.52%	4/29/2019	6/3/2026	1,925,000	1,916,053	1,909,359
Orion	(k)	Senior Secured 2021 Refinancing Term Loan (First Lien)	S+	3.75%		9.02%	8/4/2020	9/24/2027	1,462,584	1,452,012	1,359,135
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%		11.52%	4/21/2021	4/28/2028	1,154,885	1,138,192	1,154,885
Advisor Group	(k)	Senior Secured Term B-1 Loan	L+	4.50%		10.05%	1/31/2020	7/31/2026	1,013,677	1,014,803	1,015,750
Community Brands		Unitranche Initial Term Loan	S+	5.75%		11.02%	2/23/2022	2/24/2028	987,500	968,580	980,094
LERETA		Senior Secured Initial Term Loan	S+	5.25%		10.52%	7/27/2021	7/30/2028	982,500	974,492	971,447
American Beacon Advisors		Senior Secured Tranche D Term Loan (Second Lien)	L+	8.00%		13.55%	10/31/2017	4/30/2025	2,117,133	2,121,883	846,853
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.75%		10.02%	3/29/2022	6/1/2026	524,250	502,538	519,008
Integro	(o)	Senior Secured 2022 Refinancing Term Loan (First Lien)	FIXED	(12.25	% PIK)	12.25%	10/9/2015	5/8/2023	224,628	227,849	224,628
Cherry Bekaert	(j)	Senior Secured Revolving Credit Loan	S+	5.50%		10.77%	8/1/2022	6/30/2028	184,942	184,942	182,920
EPIC Insurance		Senior Secured Revolving Loan	S+	5.25%		10.52%	8/27/2021	9/30/2027	—	(269)	—
Beta+		Senior Secured Revolving Credit Loan	S+	5.75%		11.02%	6/24/2022	7/1/2027	—	(6,216)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	11.27%	12/10/2021	12/23/2026	$6,386,730	$6,274,194	$6,340,445
Brook & Whittle		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.27%	12/9/2021	12/14/2028	3,115,465	3,093,457	3,084,311
Transcendia		Senior Secured 2017 Refinancing Term Loan (First Lien)	L+	3.50%	9.05%	5/11/2017	5/30/2024	3,300,606	3,297,953	2,970,545
Anchor Packaging		Senior Secured Initial Term Loan (First Lien)	L+	3.50%	9.05%	7/17/2019	7/18/2026	2,477,839	2,470,961	2,471,644
PCI	(k)	Senior Secured Term B Loan (First Lien)	L+	3.50%	9.05%	9/25/2020	11/30/2027	2,431,501	2,425,018	2,401,301
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	5.00%	10.27%	12/15/2021	12/16/2028	1,975,000	1,957,381	1,965,125
Resource Label Group		Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	9.52%	7/2/2021	7/7/2028	1,851,551	1,844,222	1,837,664
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	8.52%	1/29/2021	3/3/2028	1,801,192	1,794,210	1,757,288
Intertape Polymer	(k) (p)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.02%	6/15/2022	6/28/2028	1,985,000	1,916,559	1,690,347
Technimark		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.02%	6/30/2021	7/7/2028	1,470,000	1,464,376	1,447,950
Tekni-Plex	(k)	Senior Secured Tranche B-3 Initial Term Loan	S+	4.00%	9.27%	7/29/2021	9/15/2028	1,122,542	1,120,431	1,107,309
Novolex	(k)	Senior Secured Term B Loan (First Lien)	S+	4.25%	9.52%	3/30/2022	4/13/2029	990,000	969,519	976,095
Lacerta		Senior Secured Term Loan	L+	5.50%	11.05%	2/8/2021	12/30/2026	975,000	967,491	964,031
Applied Adhesives		Senior Secured Term A Loan	L+	4.75%	10.30%	3/12/2021	3/12/2027	618,358	613,928	613,720
Five Star Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.52%	4/27/2022	5/5/2029	496,250	489,849	490,459
Pregis	(k)	Senior Secured Third Amendment Refinancing Term Loan (First Lien)	S+	3.75%	9.02%	12/9/2020	7/31/2026	491,250	489,700	489,226
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	10.52%	11/29/2021	12/1/2027	478,879	474,929	473,492
Applied Adhesives		Senior Secured Revolving Loan	L+	4.75%	10.30%	3/12/2021	3/12/2027	—	(616)	—

Capital Equipment
Tank Holding	(q)	Unitranche Initial Term Loan	S+	5.75%	11.02%	3/25/2022	3/31/2028	3,960,000	3,892,686	3,940,200
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%	9.27%	12/12/2018	12/15/2025	3,822,025	3,792,901	3,334,717
Excelitas		Unitranche Closing Date Euro Term Loan	L+	5.75%	11.30%	6/15/2022	8/12/2029	2,954,717	3,000,412	2,925,170
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%	11.27%	9/30/2022	7/29/2029	2,321,667	2,263,077	2,275,233
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.02%	3/17/2021	3/31/2028	1,657,747	1,655,594	1,635,781
Radwell		Unitranche Initial Term Loan	S+	5.75%	11.02%	3/11/2022	4/1/2029	1,485,000	1,463,362	1,485,000
Edward Don		Senior Secured Initial Term Loan	L+	4.25%	9.80%	6/26/2018	7/2/2025	1,370,943	1,370,206	1,364,088
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	12.27%	3/31/2023	3/31/2030	1,000,000	970,903	992,500
Cleaver Brooks		Senior Secured Initial Term Loan	S+	5.75%	11.02%	7/18/2022	7/31/2028	981,250	963,387	981,250
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	11.27%	5/26/2022	5/31/2029	992,500	923,654	977,613
TriMark		Senior Secured Second Amendment Tranche B Loan (Super Senior priority)	L+	3.50%	9.05%	1/31/2022	8/28/2024	958,660	958,660	623,129
Culligan	(k)	Senior Secured 2022 Refinancing Term B Loan	S+	3.75%	9.02%	6/17/2021	7/31/2028	556,875	554,131	547,408

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Capital Equipment (Continued)
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	L+	3.75%	9.30%	2/24/2021	3/2/2028	$490,038	$489,191	$484,525
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	L+	3.50%	9.05%	3/5/2020	5/19/2028	485,038	485,038	476,550
SPX Flow	(k)	Senior Secured Term Loan	S+	4.50%	9.77%	3/18/2022	4/5/2029	435,707	419,080	431,169
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	11.02%	3/25/2022	3/31/2028	93,538	90,585	93,071
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	11.27%	8/11/2022	7/29/2028	78,658	68,253	77,085
Radwell		Senior Secured Revolving Loan	S+	5.75%	11.02%	3/11/2022	4/1/2028	16,000	14,800	16,000
Cleaver Brooks		Senior Secured Revolving Loan	S+	5.75%	11.02%	7/21/2022	7/31/2028	—	(2,462)	—

Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.75%	12.02%	11/1/2022	11/1/2029	3,666,175	3,541,606	3,666,175
GME Supply	(j) (k)	Senior Secured Initial Term Loan	S+	6.25%	11.52%	6/30/2023	7/5/2027	3,470,243	3,374,811	3,374,811
A Place For Mom		Senior Secured Term Loan	L+	4.50%	10.05%	7/28/2017	2/10/2026	2,194,549	2,194,646	2,172,603
Smart Start		Senior Secured Term B Loan (Second Lien)	L+	7.75%	13.30%	12/10/2021	12/16/2029	2,000,000	1,970,448	1,955,000
Smart Start		Senior Secured Term B Loan (First Lien)	L+	4.50%	10.05%	12/10/2021	12/16/2028	1,970,000	1,961,333	1,925,675
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.52%	12/10/2021	12/15/2028	1,485,000	1,472,794	1,473,863
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.02%	8/19/2021	8/31/2028	985,000	976,045	960,375
Spring Education	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.27%	7/26/2018	7/30/2025	952,500	951,654	947,342
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	L+	5.50%	11.05%	5/4/2018	5/9/2025	582,246	580,311	582,246
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.75%	12.02%	11/1/2022	11/1/2029	—	(10,154)	—

Chemicals, Plastics & Rubber
DuBois Chemicals		Senior Secured Term Loan (Second Lien) - 2019	S+	8.50%	13.77%	10/8/2019	9/30/2027	3,000,000	2,985,227	2,970,000
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	11.02%	12/18/2020	12/22/2027	2,940,300	2,884,863	2,866,793
Unifrax	(k)	Senior Secured USD Term Loan (First Lien)	S+	3.75%	9.02%	11/5/2018	12/12/2025	2,388,697	2,370,376	2,126,310
USALCO		Unitranche Term Loan A	S+	6.00%	11.27%	10/26/2021	10/19/2027	1,970,000	1,954,268	1,955,225
DuBois Chemicals		Senior Secured Term Loan B (First Lien)	S+	4.50%	9.77%	10/8/2019	9/30/2026	1,750,389	1,728,497	1,732,886
Boyd Corp	(k)	Senior Secured Initial Loan (Second Lien)	L+	6.75%	12.30%	8/16/2018	9/6/2026	2,000,000	2,001,207	1,714,170
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	9.52%	12/3/2021	6/30/2028	491,211	484,211	483,843
Polytek		Senior Secured Term Loan	S+	5.75%	11.02%	12/23/2020	9/20/2024	487,637	483,484	468,132
Boyd Corp	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.77%	11/7/2018	9/6/2025	484,733	471,883	466,730
USALCO		Senior Secured Revolving Loan	S+	6.00%	11.27%	10/26/2021	10/19/2026	185,484	182,258	184,093
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	11.02%	12/18/2020	12/22/2025	120,280	110,150	117,273

Aerospace & Defense
CPI International		Unitranche Initial Term Loan	S+	5.50%	10.77%	5/18/2022	10/6/2029	2,992,500	2,929,925	2,940,131
HDT Global		Senior Secured Initial Term Loan	L+	5.75%	11.30%	6/30/2021	7/8/2027	3,150,000	3,065,737	2,772,000
Whitcraft		Senior Secured Term Loan	S+	7.00%	12.27%	3/31/2023	2/15/2029	1,995,000	1,917,408	1,990,013
Amentum		Senior Secured Tranche 3 Term Loan (First Lien)	S+	4.00%	9.27%	2/10/2022	2/15/2029	1,980,000	1,971,142	1,960,200
Consolidated Precision Products		Senior Secured Initial Term Loan (Second Lien)	L+	7.75%	13.30%	5/10/2018	4/30/2026	2,000,000	2,004,800	1,920,000
Peraton	(k)	Senior Secured Term B Loan (First Lien)	S+	3.75%	9.02%	2/23/2021	2/1/2028	959,612	956,233	944,705
API Technologies		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.80%	1/15/2020	5/9/2026	964,824	948,435	868,342
BlueHalo		Unitranche Initial Term Loan	L+	6.50%	12.05%	11/17/2021	10/31/2025	491,514	485,496	486,599
Novaria Group		Senior Secured Initial Term Loan	S+	5.50%	10.77%	1/24/2020	1/27/2027	481,818	479,201	477,000
Consolidated Precision Products	(k)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	9.30%	7/18/2019	4/30/2025	480,674	479,544	436,812
BlueHalo		Senior Secured Revolving Loan	L+	6.50%	12.05%	11/17/2021	10/31/2025	28,886	27,397	28,597
Whitcraft		Senior Secured Revolving Credit Loan	S+	7.00%	12.27%	3/31/2023	2/15/2029	—	(10,714)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	6.50%	11.77%	5/26/2023	5/25/2029	$4,275,654	$4,147,384	$4,147,384
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	10.52%	6/30/2022	7/31/2029	2,985,000	2,718,019	2,840,287
Highline		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.77%	10/29/2020	11/9/2027	2,799,205	2,750,382	2,743,220
Rough Country		Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.77%	7/26/2021	7/28/2028	1,955,000	1,951,054	1,940,338
Truck Hero	(k)	Senior Secured Initial Term Loan	L+	3.75%	9.30%	1/20/2021	1/31/2028	1,466,250	1,466,250	1,385,357
Innovative XCessories		Senior Secured Initial Term Loan	S+	4.25%	9.52%	2/27/2020	3/5/2027	781,977	781,375	688,140
Safe Fleet		Senior Secured Initial Term Loan (Second Lien)	L+	6.75%	12.30%	2/23/2022	2/2/2026	500,000	500,000	497,500
Wheel Pros	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.77%	4/23/2021	5/11/2028	491,250	487,812	329,705
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	6.50%	11.77%	5/26/2023	5/25/2029	171,026	155,634	165,895

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.52%	8/6/2021	8/19/2028	3,609,184	3,576,830	3,600,161
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	10.02%	11/12/2020	11/12/2027	2,084,955	2,070,076	2,079,742
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	L+	4.75%	10.30%	12/9/2021	4/6/2028	1,965,000	1,960,994	1,908,998
St. George Logistics		Senior Secured Initial Term Loan	S+	6.00%	11.27%	4/28/2022	3/24/2026	1,481,250	1,461,872	1,477,547
Worldwide Express	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.27%	7/23/2021	7/26/2028	1,477,500	1,468,477	1,407,016
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	10.52%	4/14/2022	12/15/2028	1,211,304	1,201,099	1,199,191
Omni Logistics		Senior Secured Initial Term Loan (First Lien)	L+	5.00%	10.55%	11/24/2021	12/30/2026	1,210,805	1,200,936	1,180,535
Magnate		Senior Secured Initial Term Loan (First Lien)	L+	5.50%	11.05%	3/11/2022	12/29/2028	951,342	934,558	941,828
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	10.52%	4/14/2022	12/17/2027	—	(889)	—
Omni Logistics		Senior Secured Revolving Credit Loan (First Lien)	L+	5.00%	10.55%	11/24/2021	12/30/2025	—	(1,119)	—

Construction & Building
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+	6.50%	11.77%	12/22/2022	12/23/2028	2,247,306	2,178,917	2,247,306
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	10.02%	10/2/2019	11/30/2027	1,767,775	1,762,032	1,710,322
PlayPower		Senior Secured Initial Term Loan	S+	5.50%	10.77%	5/10/2019	5/8/2026	1,727,750	1,727,750	1,641,363
PlayCore		Senior Secured Initial Term Loan (Second Lien)	L+	7.75%	13.30%	2/7/2020	9/29/2025	1,500,000	1,483,714	1,500,000
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+	5.25%	10.52%	3/16/2022	12/21/2027	989,023	980,400	986,550
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.02%	2/10/2022	2/23/2029	990,000	977,664	980,100
Hoffman Southwest		Senior Secured Initial Term Loan	S+	5.50%	10.77%	5/16/2019	8/14/2023	397,731	401,331	390,770
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+	6.50%	11.77%	12/22/2022	12/23/2028	-	(8,264)	-

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	12.52%	12/13/2021	12/14/2029	2,500,000	2,479,145	2,471,875
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.27%	12/13/2021	12/14/2028	1,975,000	1,956,775	1,945,375
Hissho Sushi	(j)	Unitranche Term Loan	S+	6.00%	11.27%	4/7/2022	5/18/2028	1,838,571	1,804,567	1,838,571
Dessert Holdings		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.27%	6/7/2021	6/9/2028	1,752,877	1,741,963	1,695,909
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	9.27%	8/13/2021	8/28/2028	985,000	976,999	965,300
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	6.00%	11.27%	4/7/2022	5/18/2028	9,524	8,857	9,524

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	L+		6.00%		11.55%	12/30/2021	12/30/2027	$4,194,288	$4,129,404	$3,948,542
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+		4.25%		9.52%	3/18/2021	3/27/2028	1,960,000	1,943,824	1,920,800
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+		4.63%		9.89%	5/5/2022	3/27/2028	495,000	480,011	485,100
Keter Environmental Services		Unitranche Closing Date Term Loan	L+		6.50%		12.05%	11/5/2021	10/29/2027	492,500	488,582	483,881
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	L+		6.00%		11.55%	12/30/2021	12/30/2027	298,013	291,391	280,552
Keter Environmental Services		Senior Secured Revolving Loan	L+		6.50%		12.05%	11/5/2021	10/29/2027	18,240	17,465	17,921

Wholesale
Carlisle FoodService		Senior Secured Initial Term Loan (First Lien)	L+		3.00%		8.55%	3/16/2018	3/20/2025	3,789,843	3,790,474	3,747,207

Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+		6.00%		11.27%	5/23/2022	7/22/2028	1,823,259	1,782,203	1,781,236
Ansira	(n)	Unitranche Legacy Term Loan	FIXED		(6.50	% PIK)	6.50%	12/20/2016	12/20/2024	2,256,804	2,253,434	451,361
MediaRadar	(j)	Senior Secured Revolving Loan	S+		6.00%		11.27%	9/16/2022	7/22/2028	—	(7,407)	—

Hotels, Gaming & Leisure
Northstar		Senior Secured Term Loan	S+	7.25%	(1.00	% PIK)	12.52%	5/8/2017	6/7/2024	1,255,802	1,255,802	1,214,989
Auto Europe		Senior Secured Initial Dollar Term Loan	S+		5.00%		10.27%	10/19/2016	10/21/2023	1,119,231	1,118,383	895,385

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	5.50%	10.77%	11/2/2016	4/25/2025	$2,001,028	$2,002,666	$1,978,517

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	L+	4.50%	10.05%	8/16/2019	9/30/2024	1,684,866	1,675,605	1,684,866

Utilities: Electric
Systems Control		Senior Secured Initial Term Loan	S+	4.50%	9.77%	6/15/2021	3/28/2025	1,467,737	1,466,410	1,460,398

Forest Products & Paper
Loparex		Senior Secured Initial Term Loan (First Lien)	L+	4.50%	10.05%	7/29/2019	7/31/2026	1,443,750	1,436,603	1,436,531

Retail
Varsity Brands		Senior Secured Third Amendment Extended Term Loan (First Lien)	S+	5.00%	10.27%	10/17/2018	12/15/2026	952,435	954,856	941,720
StubHub	(k)	Senior Secured USD Term B Loan	S+	3.50%	8.77%	1/31/2020	2/12/2027	482,500	481,224	431,611

Utilities: Water
Aegion		Senior Secured Initial Term Loan	S+	4.75%	10.02%	4/1/2021	5/17/2028	982,498	978,805	962,848

Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	L+	4.00%	9.55%	8/14/2019	8/14/2026	962,500	961,157	943,250

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	S+	3.25%	8.52%	1/22/2021	1/6/2028	490,000	489,065	371,099

Total Bank Loans									$395,333,416	$386,143,912

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.1%) (g) (h):

Services: Business
InnovateMR	(j) (r) (s)	Class A Units				12/16/2021		$387	$387,311	$595,426
Industrial Services Group	(j) (r) (t)	Class A Units				12/7/2022		238.10	238,095	242,613
Liberty Group	(j) (r) (u)	Series A-Preferred Units				6/6/2022		113,636.36	113,636	165,241
VC3	(j) (r) (v)	Class A Units				9/16/2022		7,499.03	29,846	25,061

Healthcare & Pharmaceuticals
InterMed	(j) (r) (w)	Class A Units				12/22/2022		2,484.00	248,380	231,086
Minds + Assembly	(j) (r) (x)	Class A Units				5/3/2023		217.39	217,391	217,391
RevHealth	(j) (r) (y)	Class A-1 Units				7/22/2022		20,547.95	205,479	188,861
Ivy Rehab	(r) (z)	Class A Units				3/11/2022		100.00	100,000	74,010

High Tech Industries
PracticeTek	(j) (r) (aa)	Class A Units				11/22/2021		344,833.35	377,255	341,712
Golden Source	(j) (r) (ab)	Class A Units				3/25/2022		117,370.89	117,371	222,476

Services: Consumer
GME Supply	(j) (r) (ac)	Class A Units				6/30/2023		272,422	272,422	272,422
Ned Stevens	(j) (r) (ad)	Class B Common Units				11/1/2022		261.44	261,438	242,987

Beverage, Food & Tobacco
Hissho Sushi	(j) (r) (ae)	Class A Units				4/7/2022		25,000.00	250,000	383,644

Chemicals, Plastics & Rubber
Vertellus	(r) (af)	Series A Units				12/22/2020		1,651.00	165,138	318,400

Construction & Building
A1 Garage Door Service	(j) (r) (ag)	Class A Common Units				12/22/2022		272.73	272,727	310,548

Environmental Industries
Alliance Environmental Group	(j) (r) (ah)	A-1 Preferred Units				9/30/2019		331.13	331,126	213,357

Automotive
Engine & Transmission Exchange	(j) (r) (ai)	Class A-1 Units				5/26/2023		211,268	211,268	211,268

Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (r) (aj)	Class A Units				6/30/2022		129,870.13	129,870	194,370

Media: Advertising, Printing & Publishing
MediaRadar	(j) (r) (ak)	Class A-1 Units				9/16/2022		74,074.07	74,074	68,374

Total Equity and Preferred Shares									$4,002,827	$4,519,247

Total Portfolio Investments (al)									$399,336,243	$390,663,159
(˄)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”).
(a)	All companies are located in the United States of America, unless otherwise noted.

(b)

Interest rate percentages represent actual interest rates as of June 30, 2023, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(k)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(l)	The Company headquarters for UDG is located in Ireland.
(m)	The Company purchased the investment, pursuant to a repurchase agreement with a rate of 2.3947 basis points per day with Macquarie US Trading LLC, dated June 21, 2022, due July 14, 2023.
(n)	Investment is on non-accrual
(o)	The Company headquarters for Integro is located in United Kingdom.
(p)	The Company headquarters for Intertape Polymer is located in Canada.
(q)	The Company purchased the investment, pursuant to a repurchase agreement with a rate of 2.4098 basis points per day with Macquarie US Trading LLC, dated July 19, 2022, due July 12, 2023.
(r)	Investment is non-income producing.
(s)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(w)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(y)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ad)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ae)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(af)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ag)	Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ah)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ai)	Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aj)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ak)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(al)

At June 30, 2023, the cost of investments for income tax purposes was $399,336,243, the gross unrealized depreciation for federal tax purposes was $11,509,790, the gross unrealized appreciation for federal income tax purposes was $2,836,706, and the net unrealized depreciation was $8,673,084.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.4%) (g) (h):

Healthcare & Pharmaceuticals
American Vision Partners	(i)	Unitranche Initial Term Loan	L+		5.75%		10.52%	9/22/2021	9/30/2027	$4,948,401	$4,879,828	$4,856,470
RevHealth	(i)	Unitranche Initial Term Loan	S+		5.75%		10.34%	7/22/2022	7/22/2028	4,270,120	4,188,380	4,150,791
Radiology Partners		Senior Secured Term B Loan (First Lien)	L+		4.25%		9.02%	6/28/2018	7/9/2025	4,215,792	4,360,152	3,863,383
Young Innovations		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	11/6/2017	11/7/2024	3,716,210	3,710,302	3,674,403
PharMedQuest	(i)	Unitranche Term A Loan	S+		5.50%		10.09%	11/6/2019	11/6/2024	3,280,898	3,270,149	3,273,829
Zest Dental	(j)	Senior Secured Initial Term Loan (First Lien)	L+		3.50%		8.27%	5/30/2018	3/14/2025	3,222,954	3,231,080	3,222,954
InHealth Medical Alliance		Unitranche Initial Term Loan	S+	3.50%	(3.50	% PIK)	8.09%	6/25/2021	6/28/2028	3,473,575	3,444,004	3,126,218
InterMed	(i) (j)	Unitranche Initial Term Loan	S+		6.50%		11.09%	12/22/2022	12/24/2029	3,023,758	2,937,365	2,948,164
Waystar		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	9/19/2019	10/22/2026	2,919,950	2,914,826	2,905,350
Advancing Eyecare		Senior Secured Initial Term Loan	S+		5.75%		10.34%	5/27/2022	6/29/2029	2,531,655	2,465,757	2,525,326
Premise Health		Senior Secured Initial Term Loan (First Lien)	S+		3.50%		8.09%	8/15/2018	7/10/2025	2,259,008	2,262,783	2,253,361
Soliant		Senior Secured Initial Term Loan	L+		4.00%		8.77%	3/26/2021	3/31/2028	2,115,249	2,100,146	2,115,249
nThrive		Senior Secured Initial Loan (Second Lien)	L+		6.75%		11.52%	11/19/2021	12/17/2029	2,000,000	1,975,615	1,977,500
CPS	(i)	Unitranche Closing Date Term Loan	L+		5.75%		10.52%	5/18/2022	6/1/2028	1,953,546	1,948,936	1,945,105
Gastro Health		Senior Secured Initial Term Loan (First Lien)	L+		4.50%		9.27%	7/2/2021	7/3/2028	1,974,288	1,964,641	1,919,995
Upstream Rehabilitation		Senior Secured August 2021 Incremental Term Loan (First Lien)	S+		4.25%		8.84%	10/24/2019	11/20/2026	1,951,531	1,949,032	1,917,379
Avalign Technologies		Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.09%	12/19/2018	12/22/2025	1,920,000	1,916,944	1,886,400
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	5/12/2021	5/18/2028	1,863,262	1,855,208	1,835,313
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+		5.25%		9.84%	7/13/2021	12/30/2027	1,853,637	1,837,653	1,835,101
Press Ganey	(j)	Senior Secured Initial Term Loan (First Lien)	L+		3.50%		8.27%	7/23/2019	7/24/2026	1,935,000	1,938,010	1,778,391
Blue Cloud		Senior Secured Closing Date Term Loan	S+		5.00%		9.59%	12/13/2021	1/21/2028	1,488,750	1,467,872	1,470,141
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	L+		4.50%		9.27%	12/18/2020	12/22/2027	1,477,500	1,459,860	1,460,878
Mission Vet Partners		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	12/15/2021	4/27/2028	1,481,250	1,468,364	1,447,922
Symplr		Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.09%	11/23/2020	12/22/2027	1,473,750	1,456,190	1,342,955
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		9.34%	3/11/2022	4/23/2029	1,147,092	1,124,711	1,132,753
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	L+		4.75%		9.52%	4/1/2021	4/17/2028	1,069,941	1,061,811	1,061,916
Tecomet		Senior Secured 2017 Term Loan (First Lien)	L+		3.50%		8.27%	1/10/2019	5/1/2024	1,143,735	1,143,669	1,034,162
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	L+		8.00%		12.77%	4/1/2021	4/16/2029	1,000,000	987,505	992,500
Micro Merchant Systems		Unitranche Initial Term Loan	S+		5.75%		10.34%	3/2/2022	12/14/2027	992,500	982,465	990,019
Wedgewood		Senior Secured Initial Term Loan	L+		4.25%		9.02%	2/24/2021	3/31/2028	987,500	979,070	987,500
nThrive		Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	11/19/2021	12/18/2028	992,500	988,500	982,575
Allied Benefit Systems		Senior Secured Initial Term B Loan	L+		4.50%		9.27%	10/21/2020	11/18/2026	980,000	969,646	980,000

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.4%) (g) (h) (Continued):

Healthcare & Pharmaceuticals (continued)
Forefront		Senior Secured Closing Date Term Loan	S+	4.25%	8.84%	3/23/2022	4/1/2029	$978,236	$962,181	$968,454
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	10.59%	6/27/2022	6/28/2029	821,454	763,696	819,400
UDG	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	L+	4.25%	9.02%	8/6/2021	8/19/2028	631,875	626,966	624,766
ImageFirst		Senior Secured Initial Term Loan	L+	4.50%	9.27%	4/26/2021	4/27/2028	604,773	602,336	600,237
MyEyeDr		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.02%	8/2/2019	8/31/2026	521,312	518,666	515,447
Western Dental		Senior Secured 2022 Incremental Term Loan	L+	5.25%	10.02%	6/21/2022	8/18/2028	497,500	488,274	485,063
AccentCare		Senior Secured 2021 Term Loan (First Lien)	L+	4.00%	8.77%	6/15/2021	6/22/2026	492,500	492,500	480,188
MedRisk	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	4/1/2021	5/10/2028	493,750	489,558	467,334
RMP & MedA/Rx		Senior Secured Term Loan	L+	4.50%	9.27%	3/22/2021	2/6/2025	465,625	462,043	462,133
Press Ganey	(j)	Senior Secured 2020 Incremental Term Loan (First Lien)	L+	3.75%	8.52%	10/1/2020	7/24/2026	491,269	487,720	451,508
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	L+	4.25%	9.02%	2/27/2017	2/6/2025	397,482	397,490	394,501
Blue Cloud		Senior Secured Revolving Credit Loan	S+	5.00%	9.59%	12/14/2022	1/21/2028	50,000	50,000	49,375
CPS	(i)	Senior Secured Revolving Credit Loan	L+	5.75%	10.52%	5/18/2022	6/1/2028	—	(714)	—
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.34%	3/11/2022	4/21/2028	—	(3,367)	—
InterMed	(i) (j)	Senior Secured Revolving Credit Loan	S+	6.50%	11.09%	12/22/2022	12/24/2028	—	(21,598)	—

Services: Business
LegalShield	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	12/7/2021	12/15/2028	4,466,250	4,426,965	4,305,152
InnovateMR	(i)	Unitranche Initial Term Loan	L+	5.50%	10.27%	12/16/2021	1/20/2028	4,200,101	4,134,245	4,200,101
CoAdvantage	(l)	Senior Secured Initial Term Loan (First Lien)	L+	5.00%	9.77%	9/26/2019	9/23/2025	3,870,000	3,849,940	3,870,000
RevSpring	(l)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	10/5/2018	10/11/2025	3,840,000	3,837,742	3,840,000
Eliassen		Unitranche Initial Term Loan	S+	5.75%	10.34%	3/31/2022	4/7/2028	3,361,944	3,309,152	3,345,135
Veritext	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.50%	8.27%	8/14/2018	8/1/2025	3,079,058	3,064,961	3,079,058
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	10.34%	3/25/2022	4/6/2029	2,992,500	2,945,651	2,970,056
Fleetwash		Senior Secured Incremental Term Loan	S+	4.75%	9.34%	9/25/2018	10/1/2024	2,873,288	2,863,535	2,851,738
The Facilities Group		Unitranche Initial Term Loan	L+	5.75%	10.52%	12/10/2021	11/30/2027	2,726,358	2,700,991	2,705,911
Industrial Services Group	(i)	Unitranche Initial Term Loan	S+	6.25%	10.84%	12/7/2022	12/7/2028	2,761,905	2,657,619	2,640,476
CoolSys		Senior Secured Closing Date Initial Term Loan	L+	4.75%	9.52%	8/4/2021	8/11/2028	2,564,375	2,538,048	2,513,088
Service Logic		Senior Secured Closing Date Initial Term Loan (First Lien)	L+	4.00%	8.77%	10/23/2020	10/29/2027	2,535,569	2,516,126	2,510,213
Duff & Phelps	(j)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	8.34%	3/6/2020	4/9/2027	2,437,500	2,422,596	2,282,499
TRC Companies		Senior Secured Initial Term Loan (Second Lien)	L+	6.75%	11.52%	11/19/2021	12/7/2029	2,000,000	1,980,000	1,980,000
Liberty Group	(i)	Unitranche Initial Term Loan	S+	5.75%	10.34%	6/6/2022	6/9/2028	1,945,114	1,906,873	1,919,735
Veregy		Senior Secured Initial Term Loan	L+	6.00%	10.77%	11/2/2020	11/3/2027	1,960,000	1,916,318	1,911,000
InnovateMR	(i)	Unitranche First Amendment Term Loan	S+	5.50%	10.09%	12/23/2022	1/20/2028	1,891,019	1,832,654	1,891,019
ECi Software	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	9/17/2020	11/9/2027	1,960,000	1,953,585	1,886,500
Mediaocean	(j)	Senior Secured Initial Term Loan	L+	3.50%	8.27%	12/9/2021	12/15/2028	1,985,000	1,967,596	1,822,726
Insight Global		Unitranche Closing Date Term Loan	L+	6.00%	10.77%	9/22/2021	9/22/2028	1,481,250	1,454,671	1,481,250
Addison Group		Senior Secured Initial Term Loan	S+	4.25%	8.84%	1/19/2022	12/29/2028	1,488,750	1,485,425	1,477,584

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Services: Business (continued)
OSG Billing Services		Senior Secured Amended and Restated Term A Loan	S+	5.50%	(1.50	% PIK)	10.09%	8/31/2022	6/26/2026	$1,442,041	$1,440,308	$1,355,519
First Advantage	(j)	Senior Secured Term B-1 Loan (First Lien)	L+		2.75%		7.52%	1/23/2020	1/31/2027	1,100,312	1,091,680	1,082,432
Veritext	(j)	Senior Secured Initial Term Loan (Second Lien)	L+		6.75%		11.52%	8/14/2018	7/31/2026	1,000,000	997,283	1,000,000
Vistage		Senior Secured Initial Term Loan	S+		5.25%		9.84%	7/18/2022	7/13/2029	997,500	971,265	992,513
trustaff		Senior Secured Initial Term Loan (First Lien)	L+		3.75%		8.52%	12/9/2021	3/6/2028	987,437	985,293	987,437
TRC Companies		Senior Secured Term Loan (First Lien)	L+		3.75%		8.52%	11/19/2021	12/8/2028	992,513	988,187	985,069
Divisions Maintenance Group		Senior Secured Term B Loan	L+		4.75%		9.52%	5/21/2021	5/27/2028	987,500	979,366	985,031
Secretariat International		Senior Secured Term Loan (First Lien)	L+		4.75%		9.52%	12/16/2021	12/29/2028	975,711	971,287	965,953
WIRB-Copernicus Group		Senior Secured Term Loan (First Lien)	L+		4.00%		8.77%	12/13/2019	1/8/2027	975,000	968,894	965,250
Diversified		Senior Secured Initial Term Loan	S+	5.00%	(1.50	% PIK)	9.59%	4/19/2019	12/23/2023	899,347	897,624	870,118
eResearch	(j)	Senior Secured Term Loan (First Lien)	L+		4.50%		9.27%	12/1/2020	2/4/2027	979,906	979,906	867,520
VC3	(i)	Senior Secured Delayed Draw Term Loan D	S+		5.25%		9.84%	9/16/2022	3/12/2027	742,423	694,346	702,569
Therma Holdings	(j)	Senior Secured Initial Term Loan (2021)	L+		3.75%		8.52%	12/11/2020	12/16/2027	590,428	588,526	560,541
System One		Senior Secured Initial Term Loan	S+		4.00%		8.59%	1/28/2021	3/2/2028	492,500	490,627	490,038
Insight Global		Senior Secured Revolving Loan	L+		6.00%		10.77%	9/23/2021	9/22/2027	53,671	53,671	53,671
VC3	(i)	Senior Secured Revolving Credit	S+		5.25%		9.84%	7/21/2022	3/12/2027	—	(2,692)	—
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+		5.75%		10.34%	3/25/2022	4/7/2028	—	(4,038)	—
Liberty Group	(i)	Senior Secured Revolving Loan	S+		5.75%		10.34%	6/6/2022	6/9/2028	—	(4,545)	—
Industrial Services Group	(i)	Senior Secured Revolving Loan	S+		6.25%		10.84%	12/7/2022	12/7/2028	—	(17,143)	—

High Tech Industries
Qlik	(j) (l)	Senior Secured 2021 Refinancing Term Loan	L+		4.00%		8.77%	3/29/2019	4/26/2024	3,861,200	3,852,597	3,776,254
Golden Source	(i)	Unitranche Initial Term Loan	S+		5.50%		10.09%	3/25/2022	5/12/2028	3,454,402	3,380,910	3,341,463
Netsmart	(j)	Senior Secured Initial Term Loan (First Lien)	L+		4.00%		8.77%	9/29/2020	10/1/2027	3,438,750	3,427,753	3,320,543
Jaggaer	(j)	Senior Secured Term Loan (First Lien)	S+		3.75%		8.34%	8/9/2019	8/14/2026	3,059,478	3,056,395	2,980,314
Infogroup	(j)	Senior Secured Term Loan (First Lien)	L+		5.00%		9.77%	3/28/2017	4/3/2023	2,829,862	2,826,938	2,829,862
Planview		Senior Secured Closing Date Term Loan (First Lien)	L+		4.00%		8.77%	12/11/2020	12/17/2027	2,605,701	2,583,676	2,504,958
Idera	(j)	Senior Secured Term B-1 Loan (First Lien)	L+		3.75%		8.52%	6/27/2017	3/2/2028	2,573,127	2,573,136	2,433,214
Ivanti Software	(j)	Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	L+		4.25%		9.02%	11/20/2020	12/1/2027	2,962,613	2,931,550	2,359,291
PracticeTek	(i)	Unitranche Initial Term Loan	L+		6.25%		11.02%	11/22/2021	11/23/2027	2,382,968	2,329,122	2,299,688
Precisely		Senior Secured Third Amendment Term Loan (First Lien)	L+		4.00%		8.77%	3/19/2021	4/24/2028	2,468,750	2,457,445	2,299,440
Flexera	(j)	Senior Secured Term B-1 Loan (First Lien)	L+		3.75%		8.52%	2/16/2020	3/3/2028	2,358,160	2,358,160	2,268,998
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+		7.00%		11.59%	5/17/2022	5/31/2030	2,000,000	1,940,000	1,977,500
QuickBase		Senior Secured Term Loan (First Lien)	L+		4.00%		8.77%	3/29/2019	4/2/2026	1,930,000	1,925,451	1,905,875

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

High Tech Industries (continued)
Sophos	(j) (m)	Senior Secured Dollar Tranche Term Loan (First Lien)	L+	3.50%	8.27%	1/16/2020	3/5/2027	$1,950,024	$1,877,853	$1,895,706
Intermedia		Senior Secured New Term Loan (First Lien)	L+	6.00%	10.77%	7/13/2018	7/21/2025	1,920,000	1,913,976	1,881,600
HelpSystems		Senior Secured Term Loan	S+	4.00%	8.59%	12/19/2019	11/19/2026	1,969,727	1,963,923	1,870,502
Bomgar		Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	5/25/2018	4/18/2025	1,610,595	1,615,029	1,598,516
OEConnection		Senior Secured Initial Term Loan	L+	4.00%	8.77%	9/24/2019	9/25/2026	1,592,260	1,588,315	1,584,299
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	L+	5.25%	10.02%	12/16/2021	12/21/2028	1,488,750	1,475,605	1,473,863
SmartBear		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.02%	11/20/2020	3/3/2028	985,000	976,981	980,075
WellSky		Senior Secured Incremental Term B-1 Loan (First Lien)	S+	5.75%	10.34%	8/16/2022	3/10/2028	997,500	968,858	975,056
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	L+	4.25%	9.02%	6/17/2021	9/1/2028	987,500	983,149	955,406
Imperva		Senior Secured Term Loan	L+	4.00%	8.77%	9/23/2020	1/12/2026	975,981	970,223	949,142
Infoblox	(j)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	10/7/2020	12/1/2027	985,000	981,549	913,095
Cloudera		Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	8/10/2021	10/8/2028	496,250	491,967	492,528
Barracuda	(j)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.09%	5/17/2022	5/31/2029	500,000	485,490	483,055
DigiCert	(j)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.59%	3/13/2020	10/16/2026	486,250	469,111	470,795
PracticeTek	(i)	Senior Secured Revolving Loan	L+	6.25%	11.02%	11/22/2021	11/23/2027	—	(7,156)	—
Golden Source	(i)	Senior Secured Revolving Loan	S+	5.50%	10.09%	8/22/2022	5/12/2028	—	(9,390)	—

Containers, Packaging & Glass
InMark	(i)	Unitranche Incremental Term Loan	S+	6.00%	10.59%	12/10/2021	12/23/2026	6,419,952	6,305,403	6,419,952
Transcendia		Senior Secured 2017 Refinancing Term Loan (First Lien)	L+	3.50%	8.27%	5/11/2017	5/30/2024	3,318,093	3,313,837	3,226,846
Brook & Whittle		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.59%	12/9/2021	12/14/2028	3,131,265	3,107,930	3,131,265
Anchor Packaging		Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	7/17/2019	7/18/2026	2,490,744	2,482,832	2,490,744
PCI	(j)	Senior Secured Term B Loan (First Lien)	L+	3.50%	8.27%	9/25/2020	11/30/2027	2,443,938	2,436,928	2,323,928
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	L+	5.00%	9.77%	12/15/2021	12/16/2028	1,985,000	1,966,087	1,975,075
Intertape Polymer	(n)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.34%	6/15/2022	6/28/2028	1,995,000	1,921,340	1,899,699
Resource Label Group		Senior Secured Closing Date Initial Term Loan (First Lien)	L+	4.00%	8.77%	7/2/2021	7/7/2028	1,860,949	1,852,924	1,860,949
TricorBraun	(j)	Senior Secured Closing Date Initial Term Loan (First Lien)	L+	3.25%	8.02%	1/29/2021	3/3/2028	1,810,382	1,802,881	1,731,648
Potters Industries		Senior Secured Initial Term Loan	L+	4.00%	8.77%	11/19/2020	12/14/2027	1,473,750	1,463,413	1,462,697
Technimark		Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	6/30/2021	7/7/2028	1,477,500	1,471,343	1,444,256
Tekni-Plex	(j)	Senior Secured Tranche B-3 Initial Term Loan	L+	4.00%	8.77%	7/29/2021	9/15/2028	1,128,183	1,125,889	1,086,079
Lacerta		Senior Secured Term Loan	L+	5.50%	10.27%	2/8/2021	12/30/2026	980,000	971,686	970,200
Novolex	(j)	Senior Secured Term B Loan (First Lien)	S+	4.25%	8.84%	3/30/2022	4/13/2029	995,000	972,844	950,101
Pregis	(j)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	7/25/2019	7/31/2026	970,000	968,670	945,386
Applied Adhesives		Senior Secured Term A Loan	L+	4.75%	9.52%	3/12/2021	3/12/2027	593,430	588,737	591,946
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.84%	4/27/2022	5/5/2029	498,750	491,854	495,009
Pregis		Senior Secured Third Amendment Refinancing Term Loan (First Lien)	L+	3.75%	8.52%	12/9/2020	7/31/2026	493,750	492,024	492,516
Golden West Packaging		Senior Secured Initial Term Loan	L+	5.25%	10.02%	11/29/2021	12/1/2027	490,625	486,330	489,398
Applied Adhesives		Senior Secured Revolving Loan	L+	4.75%	9.52%	3/12/2021	3/12/2027	—	(616)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity Partners	(i)	Unitranche Initial Term Loan	S+	5.75%		10.34%	7/28/2022	7/27/2029	$4,647,849	$4,574,823	$4,570,390
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		8.34%	7/22/2021	7/31/2028	3,960,000	3,941,319	3,915,450
Cherry Bekaert	(i)	Unitranche Term B Loan	S+	5.50%		10.09%	6/13/2022	6/30/2028	3,550,571	3,464,800	3,479,035
Ascensus		Senior Secured Initial Term Loan (First Lien)	L+	3.50%		8.27%	11/17/2021	8/2/2028	2,977,500	2,965,493	2,917,950
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%		11.09%	8/31/2022	9/30/2028	2,819,600	2,740,779	2,798,453
EPIC Insurance		Unitranche Closing Date Term Loan	L+	5.25%		10.02%	8/27/2021	9/29/2028	2,371,834	2,338,982	2,359,975
American Beacon Advisors		Senior Secured Tranche D Term Loan (Second Lien)	L+	8.00%		12.77%	10/31/2017	4/30/2025	2,117,133	2,121,970	2,093,316
Beta+		Senior Secured Initial Term Loan	S+	5.25%		9.84%	6/24/2022	7/1/2029	1,995,000	1,956,752	1,985,025
Kestra Financial		Senior Secured Initial Term Loan	S+	4.25%		8.84%	4/29/2019	6/3/2026	1,935,000	1,924,606	1,920,488
Orion		Senior Secured 2021 Refinancing Term Loan (First Lien)	L+	3.75%		8.52%	8/4/2020	9/24/2027	1,470,065	1,458,041	1,393,806
SIAA		Unitranche Initial Term Loan	L+	6.25%		11.02%	4/21/2021	4/28/2028	1,160,762	1,142,944	1,140,125
Advisor Group	(j)	Senior Secured Term B-1 Loan	L+	4.50%		9.27%	1/31/2020	7/31/2026	1,018,929	1,018,969	998,780
Community Brands		Unitranche Initial Term Loan	S+	5.75%		10.34%	2/23/2022	2/24/2028	992,500	972,300	982,575
LERETA		Senior Secured Initial Term Loan	L+	5.25%		10.02%	7/27/2021	7/30/2028	987,500	978,810	972,688
Sedgwick Claims	(j)	Senior Secured Initial Term Loan	L+	3.25%		8.02%	2/12/2020	12/31/2025	484,848	484,476	472,424
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	L+	4.75%		9.52%	3/29/2022	6/1/2026	297,750	275,745	295,517
Integro	(o)	Senior Secured 2022 Refinancing Term Loan (First Lien)	FIXED	(12.50	% PIK)	12.25%	10/9/2015	5/8/2023	228,698	232,323	228,698
Cherry Bekaert	(i)	Senior Secured Revolving Credit Loan	S+	5.50%		10.09%	8/1/2022	6/30/2028	184,942	184,942	181,215
EPIC Insurance		Senior Secured Revolving Loan	L+	5.25%		10.02%	8/27/2021	9/30/2027	—	(269)	—
Beta+		Senior Secured Revolving Credit Loan	S+	5.25%		9.84%	6/24/2022	7/1/2027	—	(6,216)	—

Capital Equipment
FlowWorks	(j)	Senior Secured Initial Term Loan (First Lien)	S+	5.75%		10.34%	3/1/2022	12/27/2028	3,980,000	3,856,250	3,980,000
Tank Holding	(l)	Unitranche Initial Term Loan	S+	6.00%		10.59%	3/25/2022	3/31/2028	3,980,000	3,907,511	3,970,050
Plaskolite		Senior Secured 2021-1 Refinancing Term Loan (First Lien)	L+	4.00%		8.77%	12/12/2018	12/15/2025	3,841,575	3,807,287	3,624,046
Excelitas		Unitranche Closing Date Euro Term Loan	L+	5.75%		10.52%	6/15/2022	8/12/2029	2,969,565	3,013,358	2,947,293
Burke Porter Group	(i)	Senior Secured Closing Date Term Loan	S+	6.00%		10.59%	9/30/2022	7/29/2029	2,333,333	2,271,028	2,310,000
MW Industries	(j)	Senior Secured 2018 New Term Loan (First Lien)	L+	3.75%		8.52%	4/20/2018	9/30/2024	2,037,048	2,037,048	2,037,048
Flow Control Group	(j)	Senior Secured Initial Term Loan (First Lien)	L+	3.75%		8.52%	3/17/2021	3/31/2028	1,666,204	1,663,888	1,588,626
Radwell		Unitranche Initial Term Loan	S+	5.75%		10.34%	3/11/2022	4/1/2029	1,492,500	1,469,422	1,492,500
Edward Don		Senior Secured Initial Term Loan	L+	4.25%		9.02%	6/26/2018	7/2/2025	1,370,943	1,369,445	1,350,378
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%		10.59%	5/26/2022	5/31/2029	997,500	923,600	992,513
Cleaver Brooks		Senior Secured Initial Term Loan	S+	5.75%		10.34%	7/18/2022	7/31/2028	993,750	974,648	988,781
TriMark		Senior Secured Second Amendment Tranche B Loan (Super Senior Priority)	L+	3.50%		8.27%	1/31/2022	8/28/2024	963,589	963,589	684,148

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Capital Equipment (continued)
Culligan	(j)	Senior Secured 2022 Refinancing Term B Loan	L+	3.75%		8.52%	6/17/2021	7/31/2028	$559,688	$556,920	$528,555
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	L+	3.25%		8.02%	2/24/2021	3/2/2028	492,500	491,568	491,269
Duravant	(j)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	L+	3.75%		8.52%	3/5/2020	5/19/2028	487,500	487,500	472,799
SPX Flow	(j)	Senior Secured Term Loan	S+	4.50%		9.09%	3/18/2022	4/5/2029	498,750	478,053	467,134
Burke Porter Group	(i)	Senior Secured Revolving Credit Loan	S+	6.00%		10.59%	8/11/2022	7/29/2028	54,991	44,586	54,441
Tank Holding		Senior Secured Revolving Credit Loan	S+	6.00%		10.59%	3/25/2022	3/31/2028	24,615	21,662	24,554
Cleaver Brooks		Senior Secured Revolving Loan	S+	5.75%		10.34%	7/21/2022	7/31/2028	15,385	12,923	15,308
Radwell		Senior Secured Revolving Loan	S+	5.75%		10.34%	3/11/2022	4/1/2028	—	(1,200)	—

Aerospace & Defense
HDT Global		Senior Secured Initial Term Loan	L+	5.75%		10.52%	6/30/2021	7/8/2027	3,237,500	3,146,132	3,132,281
StandardAero	(j)	Senior Secured 2020 Term B-1 Loan	L+	3.50%		8.27%	1/24/2019	4/6/2026	3,237,691	3,233,062	3,094,520
CPI International		Unitranche Initial Term Loan	S+	5.50%		10.09%	5/18/2022	10/6/2029	3,000,000	2,933,703	2,977,500
Amentum		Senior Secured Tranche 3 Term Loan (First Lien)	S+	4.00%		8.59%	2/10/2022	2/15/2029	1,990,000	1,980,482	1,990,000
Consolidated Precision Products		Senior Secured Initial Term Loan (Second Lien)	L+	7.75%		12.52%	5/10/2018	4/30/2026	2,000,000	2,005,563	1,920,000
Whitcraft		Unitranche Initial Term Loan	L+	6.00%		10.77%	3/6/2020	4/3/2023	1,942,344	1,936,382	1,864,650
StandardAero	(j)	Senior Secured 2020 Term B-2 Loan	L+	3.50%		8.27%	1/24/2019	4/6/2026	1,740,694	1,738,206	1,663,720
Tronair		Senior Secured Initial Term Loan (First Lien)	L+	5.75	% (PIK)	10.52%	9/30/2016	9/8/2023	1,344,845	1,343,776	1,291,051
Peraton	(j)	Senior Secured Term B Loan (First Lien)	L+	3.75%		8.52%	2/23/2021	2/1/2028	964,612	960,887	943,714
API Technologies		Senior Secured Initial Term Loan (First Lien)	L+	4.25%		9.02%	1/15/2020	5/9/2026	969,849	951,105	872,864
BlueHalo		Unitranche Initial Term Loan	L+	6.00%		10.77%	11/17/2021	10/31/2025	494,014	487,514	488,457
Novaria Group		Senior Secured Initial Term Loan	S+	5.50%		10.09%	1/24/2020	1/27/2027	481,818	478,783	477,000
Consolidated Precision Products		Senior Secured Initial Term Loan (First Lien)	L+	3.75%		8.52%	7/18/2019	4/30/2025	483,082	481,741	463,759
BlueHalo		Senior Secured Revolving Loan	L+	6.00%		10.77%	11/17/2021	10/31/2025	91,486	89,997	90,456

Chemicals, Plastics & Rubber
DuBois Chemicals		Senior Secured Term Loan (Second Lien) - 2019	L+	8.50%		13.27%	10/8/2019	9/30/2027	3,000,000	2,981,878	2,985,000
Vertellus		Senior Secured Initial Term Loan	S+	5.75%		10.34%	12/18/2020	12/22/2027	2,962,613	2,902,499	2,910,767
Spectrum Plastics		Senior Secured Closing Date Term Loan (First Lien)	L+	3.25%		8.02%	1/26/2018	1/31/2025	2,600,325	2,604,902	2,574,322
Unifrax	(j)	Senior Secured USD Term Loan (First Lien)	L+	3.75%		8.52%	11/5/2018	12/12/2025	2,401,203	2,382,882	2,142,329
Boyd Corp		Senior Secured Initial Loan (Second Lien)	L+	6.75%		11.52%	8/16/2018	9/6/2026	2,000,000	2,001,368	1,995,000
USALCO		Unitranche Term Loan A	L+	6.00%		10.77%	10/26/2021	10/19/2027	1,980,000	1,962,805	1,960,200
DuBois Chemicals		Senior Secured Term Loan B (First Lien)	L+	4.50%		9.27%	10/8/2019	9/30/2026	1,759,343	1,734,161	1,746,148
Vantage Specialty Chemicals	(j)	Senior Secured Closing Date Term Loan (First Lien)	L+	3.50%		8.27%	11/30/2018	10/26/2026	957,179	950,212	936,958
Ascensus Specialties		Senior Secured Initial Term Loan	L+	4.25%		9.02%	12/3/2021	6/30/2028	493,722	485,722	488,785
Boyd Corp		Senior Secured Initial Term Loan (First Lien)	L+	3.50%		8.27%	11/7/2018	9/6/2025	487,277	469,149	486,059
Polytek		Senior Secured Term Loan	S+	5.75%		10.34%	12/23/2020	9/20/2024	490,119	485,649	465,613
USALCO		Senior Secured Revolving Loan	L+	6.00%		10.77%	10/26/2021	10/19/2026	137,097	133,871	135,726
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%		10.34%	12/18/2020	12/22/2025	—	(10,130)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	L+	4.25%	9.02%	8/6/2021	8/19/2028	$3,636,735	$3,601,783	$3,636,735
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	L+	4.75%	9.52%	11/12/2020	11/12/2027	2,095,641	2,079,357	2,095,641
AIT Worldwide Logistics		Senior Secured Initial Term Loan (First Lien)	L+	4.75%	9.52%	12/9/2021	4/6/2028	1,975,000	1,970,660	1,897,545
St. George Logistics		Senior Secured Initial Term Loan	S+	6.00%	10.59%	4/28/2022	3/24/2026	1,492,500	1,471,706	1,492,500
Worldwide Express	(j)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	7/23/2021	7/26/2028	1,485,000	1,475,223	1,363,831
FLS Transportation		Senior Secured Term B Loan	L+	5.25%	10.02%	4/14/2022	12/15/2028	1,217,391	1,206,381	1,217,391
Omni Logistics		Senior Secured Initial Term Loan (First Lien)	L+	5.00%	9.77%	11/24/2021	12/30/2026	1,148,217	1,137,659	1,136,735
Magnate		Senior Secured Initial Term Loan (First Lien)	L+	5.50%	10.27%	3/11/2022	12/29/2028	954,107	936,858	954,107
Odyssey Logistics	(j)	Senior Secured New Term Loan (First Lien)	L+	4.00%	8.77%	11/20/2018	10/12/2024	4,191	4,183	4,110
FLS Transportation		Senior Secured Revolving Credit Loan	L+	5.25%	10.02%	4/14/2022	12/17/2027	—	(889)	—
Omni Logistics		Senior Secured Revolving Credit Loan (First Lien)	L+	5.00%	9.77%	11/24/2021	12/30/2025	—	(1,119)	—

Services: Consumer
Ned Stevens 2022-2	(i)	Unitranche Initial Term Loan	S+	6.75%	11.34%	11/1/2022	11/1/2029	3,553,922	3,422,937	3,411,765
A Place For Mom		Senior Secured Term Loan	L+	4.50%	9.27%	7/28/2017	2/10/2026	2,208,078	2,208,116	2,163,917
Smart Start		Senior Secured Term B Loan (Second Lien)	L+	7.75%	12.52%	12/10/2021	12/16/2029	2,000,000	1,967,924	1,975,000
Smart Start		Senior Secured Term B Loan (First Lien)	L+	4.50%	9.27%	12/10/2021	12/16/2028	1,980,000	1,967,493	1,957,725
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.84%	12/10/2021	12/15/2028	1,492,500	1,479,301	1,477,575
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	8/19/2021	8/31/2028	990,000	980,710	982,575
Spring Education	(j)	Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	7/26/2018	7/30/2025	957,500	956,472	937,838
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	L+	5.50%	10.27%	5/4/2018	5/9/2025	605,234	602,154	605,234
Ned Stevens 2022-2	(i)	Senior Secured Revolving Loan	S+	6.75%	11.34%	11/1/2022	11/1/2029	—	(10,154)	—

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	11.84%	12/13/2021	12/14/2029	2,500,000	2,477,592	2,450,000
Sovos Brands		Senior Secured Initial Term Loan (First Lien)	L+	3.50%	8.27%	6/8/2021	6/8/2028	2,033,001	2,033,001	2,033,001
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.59%	12/13/2021	12/14/2028	1,985,000	1,965,440	1,945,300
Hissho Sushi	(i)	Unitranche Term Loan	S+	6.00%	10.59%	4/7/2022	5/18/2028	1,847,857	1,811,445	1,835,156
Dessert Holdings		Senior Secured Initial Term Loan (First Lien)	L+	4.00%	8.77%	6/7/2021	6/9/2028	1,761,792	1,750,148	1,735,365
Monogram Foods		Senior Secured Initial Term Loan	L+	4.00%	8.77%	8/13/2021	8/28/2028	990,000	981,323	965,250
Hissho Sushi	(i)	Senior Secured Revolving Loan	S+	6.00%	10.59%	4/7/2022	5/18/2028	28,571	27,905	28,375

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Automotive
BBB Industries		Senior Secured Initial Term Loan (First Lien)	S+	5.25%	9.84%	6/30/2022	7/31/2029	$3,000,000	$2,713,911	$2,857,500
Highline		Senior Secured Initial Term Loan (First Lien)	L+	4.50%	9.27%	10/29/2020	11/9/2027	2,813,523	2,759,164	2,764,286
Rough Country		Senior Secured Initial Term Loan (First Lien)	L+	3.50%	8.27%	7/26/2021	7/28/2028	1,975,000	1,970,698	1,965,125
Truck Hero		Senior Secured Initial Term Loan	L+	3.75%	8.52%	1/20/2021	1/31/2028	1,473,750	1,473,750	1,366,443
Innovative XCessories		Senior Secured Initial Term Loan	L+	4.25%	9.02%	2/27/2020	3/5/2027	786,124	785,092	691,789
Safe Fleet		Initial Term Loan (Second Lien)	S+	6.75%	11.34%	2/23/2022	2/2/2026	500,000	500,000	495,000
Wheel Pros		Senior Secured Initial Term Loan (First Lien)	L+	4.50%	9.27%	4/23/2021	5/11/2028	493,750	489,984	380,681

Construction & Building
A1 Garage Door Service	(i) (j)	Unitranche Term Loan A	S+	6.50%	11.09%	12/22/2022	12/23/2028	1,826,446	1,762,273	1,771,653
Tangent		Senior Secured Closing Date Term Loan (First Lien)	L+	4.75%	9.52%	10/2/2019	11/30/2027	1,781,392	1,774,395	1,768,032
PlayPower		Senior Secured Initial Term Loan	L+	5.50%	10.27%	5/10/2019	5/8/2026	1,737,472	1,737,472	1,563,725
PlayCore		Senior Secured Initial Term Loan (Second Lien)	L+	7.75%	12.52%	2/7/2020	9/29/2025	1,500,000	1,480,817	1,500,000
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+	5.25%	9.84%	3/16/2022	12/21/2027	994,023	984,887	994,023
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.34%	2/10/2022	2/23/2029	995,000	981,676	987,538
PlayCore		Senior Secured Initial Term Loan (First Lien)	L+	3.75%	8.52%	9/18/2017	9/30/2024	946,930	945,987	946,930
Acuren		Senior Secured Initial Term Loan	L+	4.25%	9.02%	1/17/2020	1/23/2027	473,783	472,348	473,783
Hoffman Southwest		Senior Secured Initial Term Loan	L+	5.50%	10.27%	5/16/2019	8/14/2023	422,238	425,188	421,183
A1 Garage Door Service	(i) (j)	Senior Secured Revolving Loan	S+	6.50%	11.09%	12/22/2022	12/23/2028	—	(8,264)	—

Environmental Industries
Alliance Environmental Group	(i)	Unitranche Initial Term Loan	L+	6.00%	10.77%	12/30/2021	12/30/2027	4,115,728	4,046,325	3,959,048
Denali Water Solutions		Senior Secured Closing Date Term Loan	L+	4.25%	9.02%	3/18/2021	3/27/2028	1,970,000	1,952,515	1,935,525
Keter Environmental Services		Unitranche Closing Date Term Loan	L+	6.50%	11.27%	11/5/2021	10/29/2027	495,000	490,704	492,525
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+	4.63%	9.21%	5/5/2022	3/27/2028	497,500	481,376	488,794
Alliance Environmental Group	(i)	Senior Secured Revolving Loan	L+	6.00%	10.77%	12/30/2021	12/30/2027	314,570	307,947	302,594
Keter Environmental Services		Senior Secured Revolving Loan	L+	6.50%	11.27%	11/5/2021	10/29/2027	27,360	26,585	27,223

Consumer Goods: Non-durable
Hoffmaster Group		Senior Secured Tranche B-1 Term Loan (First Lien)	L+	4.00%	8.77%	11/9/2016	11/21/2023	2,368,573	2,367,209	2,321,201
Augusta Sportswear		Senior Secured Initial Term Loan	S+	5.50%	10.09%	11/2/2016	4/25/2025	2,001,028	1,999,579	1,991,023
Hoffmaster Group		Senior Secured Initial Term Loan (Second Lien)	L+	9.50%	14.27%	2/7/2020	11/21/2024	1,250,000	1,250,000	1,221,875

Wholesale
Carlisle FoodService		Senior Secured Initial Term Loan (First Lien)	L+	3.00%	7.77%	3/16/2018	3/20/2025	3,809,768	3,810,380	3,771,670

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):

Media: Advertising, Printing & Publishing
MediaRadar	(i)	Unitranche Closing Date Term A Loan	S+		6.00%		10.59%	5/23/2022	7/22/2028	$1,832,444	$1,788,565	$1,756,837
Ansira		Unitranche Legacy Term Loan	FIXED		6.50	% PIK	6.50%	12/20/2016	12/20/2024	2,266,689	2,263,320	952,010
MediaRadar	(i)	Senior Secured Revolving Loan	S+		6.00%		10.59%	9/16/2022	7/22/2028	—	(7,407)	—

Hotels, Gaming & Leisure
Northstar		Senior Secured Term Loan	L+	7.25%	(1.00	% PIK)	12.02%	5/8/2017	6/7/2024	1,294,954	1,294,954	1,252,868
Auto Europe		Senior Secured Initial Dollar Term Loan	S+		5.00%		9.59%	10/19/2016	10/21/2023	1,119,231	1,117,283	895,385

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	L+		4.50%		9.27%	8/16/2019	9/30/2024	1,689,870	1,680,609	1,689,870

Forest Products & Paper
Loparex		Senior Secured Initial Term Loan (First Lien)	L+		4.50%		9.27%	7/29/2019	7/31/2026	1,451,250	1,443,028	1,451,250

Utilities: Electric
Systems Control		Senior Secured Initial Term Loan	L+		4.50%		9.27%	6/15/2021	3/28/2025	1,475,482	1,473,812	1,442,284

Retail
Varsity Brands	(j)	Senior Secured Third Amendment Extended Term Loan (First Lien)	L+		3.50%		8.27%	10/17/2018	12/15/2026	957,221	960,242	925,274
StubHub		Senior Secured USD Term B Loan	L+		3.50%		8.27%	1/31/2020	2/12/2027	485,000	483,510	465,600

Utilities: Water
Aegion		Senior Secured Initial Term Loan	L+		4.75%		9.52%	4/1/2021	5/17/2028	987,499	983,463	970,217

Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	L+		4.00%		8.77%	8/14/2019	8/14/2026	967,500	965,978	948,150

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	L+		3.25%		8.02%	1/22/2021	1/6/2028	492,500	491,455	472,800
Total Bank Loans											$424,399,110	$417,174,660

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2022

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (0.9%) (g) (h):

Services: Business
InnovateMR	(i) (p) (q)	Class A Units				12/16/2021		$387	$387,311	$503,132
Industrial Services Group	(i) (p) (r)	Class A Units				12/7/2022		238.10	238,095	238,095
Liberty Group	(i) (p) (s)	Series A-Preferred Units				6/6/2022		113,636.36	113,636	151,883
VC3	(i) (p) (t)	Class A Units				9/16/2022		7,499.03	29,846	29,846

High Tech Industries
PracticeTek	(i) (p) (u)	Class A Units				11/22/2021		344,833.35	377,255	377,815
Golden Source	(i) (p) (v)	Class A Units				3/25/2022		117,370.89	117,371	180,475

Healthcare & Pharmaceuticals
InterMed	(i) (p) (w)	Class A Units				12/22/2022		2,484.00	248,380	248,380
RevHealth	(i) (p) (x)	Class A-1 Units				7/22/2022		20,547.95	205,479	200,873
Ivy Rehab	(i) (p) (y)	Class A Units				3/11/2022		100.00	100,000	74,010

Beverage, Food & Tobacco
Hissho Sushi	(i) (p) (z)	Class A Units				4/7/2022		25,000.00	250,000	317,845

Environmental Industries
Alliance Environmental Group	(i) (p) (aa)	A-1 Preferred Units				9/30/2019		331.13	331,126	311,970

Construction & Building
A1 Garage Door Service	(i) (p) (ab)	Class A Common Units				12/22/2022		272.73	272,727	272,727

Services: Consumer
Ned Stevens	(i) (p) (ac)	Class B Common Units				11/1/2022		261.44	261,438	261,438

Chemicals, Plastics & Rubber
Vertellus	(i) (p) (ad)	Series A Units				12/22/2020		1,651.00	165,138	253,318

Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(i) (p) (ae)	Class A Units				6/30/2022		129,870.13	129,870	159,143

Media: Advertising, Printing & Publishing
MediaRadar	(i) (p) (af)	Class A-1 Units				9/16/2022		74,074.07	74,074	73,048

Total Equity and Preferred Shares									$3,301,746	$3,653,998

Total Portfolio Investments (ag)									$427,700,856	$420,828,658
(˄)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”).
(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates as of December 31, 2022, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(j)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(k)	The Company headquarters for UDG is located in Ireland.
(l)	All or portion of this security has an open position related to short-term borrowings, as described in footnote 8.
(m)	The Company headquarters for Sophos is located in United Kingdom.
(n)	The Company headquarters for Intertape Polymer is located in Canada.
(o)	The Company headquarters for Integro is located in the United Kingdom.
(p)	Investment is non-income producing.
(q)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(w)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(y)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

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

June 30, 2023

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of June 30, 2023 and December 31, 2022. At such dates, cash was not subject to any restrictions on withdrawal.

Expenses

The Company is responsible for investment expenses, legal expenses, auditing fees and other expenses related to the Company’s operations. Such fees and expenses, including expenses initially incurred by the Adviser, may be reimbursed by the Company.

Investment Valuation Policy

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act (the “Valuation Rule”), which established an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Valuation Rule, which became effective on September 8, 2022, the Company’s Board of Directors (the “Board of Directors”) designated the Adviser as the Company’s valuation designee (the “Valuation Designee”) to perform fair value determinations relating to the value of the Company’s assets for which market quotations are not readily available in good faith. Such valuation by the Valuation Designee must be made in good faith and may be based on, among other things, the input of independent third-party valuation firms, where applicable. The Valuation Designee’s valuation process is subject to the Board of Directors’ oversight.

In accordance with the 1940 Act, the Board of Directors has the ultimate responsibility for reviewing the good faith fair value determination of the Company’s investments for which market quotations are not readily available based on the Company’s investment valuation policy (the “Policy”) and for overseeing the Valuation Designee. Such review and oversight include receiving written fair value determinations and supporting materials provided by the Valuation Designee and any independent third-party valuation firms as may be used by the Valuation Designee or the Board of Directors from time to time.

As part of the valuation process, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of the Company’s investments: applicable market yields and multiples; security covenants; call protection provisions; information rights; comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public; comparable merger and acquisition transactions; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flow; available current market data, including relevant and applicable markets in which the portfolio company does business; and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event in its valuation of the portfolio investment.

The Valuation Designee utilizes the following multi-step process in determining fair value for the Company's investments for which market quotations are not “readily available”:

●	The Adviser’s investment professionals responsible for the portfolio investment and other senior members of the Adviser’s investment and management team, with oversight from the Adviser’s finance team, will make initial valuations of each investment;
●	The Adviser’s investment professionals and management team, with oversight by the Adviser’s finance and compliance team, will document the preliminary valuation conclusions and oversee sample testing of valuations with third-party valuation agents;
●	The preliminary valuation conclusions will be presented to the valuation committees for consideration;
●	The valuation committees will discuss the recommended valuations and determine, in good faith, the fair value of each investment;
●	The valuation determinations of the valuation committees will be presented to the risk committee and then shared with the Company’s CEO and CFO; and
●	The Adviser will provide certain quarterly and annual reports to the Board of Directors.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned.

The Valuation Designee determines fair value in good faith for all Company investments without readily available market quotations by using methodologies consistent with the principles of the valuation approaches set forth in Financial Accounting Standards Board Accounting Standards Codification 820 (“ASC 820”), Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder.

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

Pursuant to the framework set forth above, the Valuation Designee values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Valuation Designee may also obtain quotes with respect to certain of its investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets.

Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Valuation Designee determines whether the quote obtained is sufficient in accordance with GAAP to determine the fair value of the security. If determined adequate, the Valuation Designee uses the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee, does not represent fair value, are each valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Inputs for these valuation techniques include relative credit information, observed market movement, industry sector information, and other market data, which may include benchmarking of comparable securities, issuer spreads, reported trades, and reference data, such as market research publications, when available.

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

Subject to the oversight of the Board of Directors, the Valuation Designee has the overall responsibility for the implementation and monitoring of the Company’s pricing policies to ensure fair, accurate and current valuations.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2023, the Company held two investments on non-accrual, which represented 0.93% and 0.37% of the Company’s total portfolio at cost and fair market value, respectively. As of December 31, 2022, the Company held one investment on non-accrual, which represented 0.53% and 0.23% of the Company’s total portfolio at cost and fair market value, respectively.

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

As of June 30, 2023, the Company held 227 investments in loans with OID. The Company accrued OID income of $183,859 and $349,489 for the three and six months ended June 30, 2023, respectively. The unamortized balance of OID on debt investments as of June 30, 2023 totaled $4,649,902. As of December 31, 2022, the Company held 239 investments in loans with OID. The Company accrued OID income of $157,869 and $302,788 for the three and six months ended June 30, 2022, respectively. The unamortized balance of OID investments as of December 31, 2022, totaled $4,510,014.

As of June 30, 2023, the Company held five investments which had a PIK interest component. The Company recorded $34,058 and $121,564 in PIK interest income for the three and six months ended June 30, 2023, respectively. As of June 30, 2022, the Company held three investments which had a PIK interest component. The Company recorded $7,813 and $69,132 of PIK interest income for three and six months ended June 30, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company held $13,883,497 and $15,923,163 in cash and cash equivalents, respectively. For the three and six months ended June 30, 2023, the Company earned $61,029 and $125,578, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and six months ended June 30, 2022, the Company earned $397 and $781, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and six months ended June 30, 2023, the Company accrued $8,618 and $71,253 of other income, respectively, related to amendment fees. For the three and six months ended June 30, 2022, the Company accrued $140,256 and $178,374 of other income, respectively, related to amendment fees.

New Accounting Pronouncements

In March 2020, FASB issued Accounting Standards Update No. 2020-04 (“ASU 2020-04”), “Reference Rate Reform (Topic 848)”. In response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable, or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective as of March 12, 2020 through December 31, 2024. Management is currently evaluating the impact of the guidance.

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

As of June 30, 2023, $301,060,984 of the Company’s investments were valued using unobservable inputs, and $89,602,175 were valued using observable inputs. During the six months ended June 30, 2023, $10,625,091 transferred into Level 3 due to a decrease in observable prices in the market and $51,470,572 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

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

The following table presents the Company’s investments carried at fair value as of June 30, 2023 and December 31, 2022, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$87,888,005	$173,510,840	$261,398,845
Unitranche Debt	—	—	102,939,669	102,939,669
Second Lien Debt	—	1,714,170	20,091,228	21,805,398
Equity and Preferred Shares	—	—	4,519,247	4,519,247
Total	$—	$89,602,175	$301,060,984	$390,663,159

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$75,132,547	$220,893,916	$296,026,463
Unitranche Debt	—	4,719,817	91,865,688	96,585,505
Second Lien Debt	—	1,000,000	23,562,691	24,562,691
Equity and Preferred Shares	—	—	3,653,999	3,653,999
Total	$—	$80,852,364	$339,976,294	$420,828,658

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2023. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of June 30, 2023
	Fair	Valuation	Unobservable						Weighted
	Value	Technique	Inputs (1)	Range (2)					Average (3)
First Lien Debt	$157,795,735	Matrix Pricing	Senior Leverage	1.27	x	-	14.28	x	5.03	x
			Total Leverage	1.27	x	-	14.28	x	5.85	x
			Interest Coverage	0.38	x	-	6.58	x	1.83	x
			Debt Service Coverage	0.20	x	-	3.36	x	1.50	x
			TEV Coverage	0.56	x	-	7.99	x	2.44	x
			Liquidity	20.34%		-	471.00%		131.68%
			Spread Comparison	300	bps	-	750	bps	478	bps

First Lien Debt	15,715,105	Market Analysis	Senior Leverage	0.83	x	-	14.24	x	8.44	x
			Total Leverage	3.79	x	-	14.24	x	9.56	x
			Interest Coverage	0.00	x	-	1.76	x	1.08	x
			Debt Service Coverage	0.00	x	-	1.55	x	0.88	x
			TEV Coverage	0.50	x	-	15.49	x	1.31	x
			Liquidity	4.10%		-	808.29%		114.12%
			Spread Comparison	0	bps	-	575	bps	451	bps

Unitranche Debt	99,294,538	Matrix Pricing	Senior Leverage	3.64	x	-	8.74	x	5.95	x
			Total Leverage	3.64	x	-	8.74	x	6.04	x
			Interest Coverage	1.00	x	-	2.71	x	1.78	x
			Debt Service Coverage	0.90	x	-	2.42	x	1.51	x
			TEV Coverage	1.36	x	-	5.87	x	2.32	x
			Liquidity	24.58%		-	392.13%		135.67%
			Spread Comparison	500	bps	-	700	bps	590	bps

Unitranche Debt	3,645,130	Market Analysis	Senior Leverage	10.24	x	-	21.04	x	11.58	x
			Total Leverage	10.24	x	-	21.04	x	11.58	x
			Interest Coverage	0.23	x	-	0.87	x	0.79	x
			Debt Service Coverage	0.21	x	-	0.80	x	0.72	x
			TEV Coverage	0.37	x	-	1.06	x	0.98	x
			Liquidity	44.93%		-	99.76%		92.97%
			Spread Comparison	0	bps	-	350	bps	307	bps

Second Lien Debt	19,244,375	Matrix Pricing	Senior Leverage	2.68	x	-	14.99	x	7.37	x
			Total Leverage	2.68	x	-	14.99	x	7.37	x
			Interest Coverage	0.49	x	-	3.29	x	1.61	x
			Debt Service Coverage	0.43	x	-	2.71	x	1.36	x
			TEV Coverage	0.88	x	-	3.06	x	1.75	x
			Liquidity	54.90%		-	321.60%		133.78%
			Spread Comparison	675	bps	-	850	bps	745	bps

Total	$295,694,883
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

The table above does not include $5,366,101 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the six months ended June 30, 2023 and 2022 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Six Months Ended June 30, 2023	Debt	Debt	Debt	Shares	Total
Fair Value as of December 31, 2022	$220,893,916	$91,865,688	$23,562,691	$3,653,999	$339,976,294
Transfers into Level 3	4,905,274	4,719,817	1,000,000	—	10,625,091
Transfers out of Level 3	(49,475,572)	—	(1,995,000)	—	(51,470,572)
Total gains:
Net realized gain(a)	136,569	5,819	—	—	142,388
Net unrealized (depreciation) appreciation(b)	(1,131,826)	(138,155)	(1,239,122)	164,167	(2,344,936)
New investments, repayments and settlements:(c)
Purchases	11,266,509	8,690,242	—	701,081	20,657,832
Settlements/repayments	(10,214,077)	(2,393,352)	(1,250,000)	—	(13,857,429)
Net amortization of premiums, PIK, discounts and fees	185,904	189,610	12,659	—	388,173
Sales	(3,055,857)	—	—	—	(3,055,857)
Fair Value as of June 30, 2023	$173,510,840	$102,939,669	$20,091,228	$4,519,247	$301,060,984
(a)	Included in net realized (loss) gain on the accompanying Statement of Operations for the six months ended June 30, 2023.
(b)	Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2023.
(c)

Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Six Months Ended June 30, 2022	Debt	Debt	Debt	Shares	Total
Fair Value as of December 31, 2021	$93,847,131	$43,294,914	$14,701,508	$1,346,357	$153,189,910
Transfers into Level 3	107,718,498	16,661,912	8,437,230	—	132,817,640
Transfers out of Level 3	(9,029,881)	—	(997,500)	—	(10,027,381)
Total gains:
Net realized gain(a)	152,529	27,395	5,583	107,938	293,445
Net unrealized (depreciation) appreciation(b)	(187,196)	323,117	21,638	(12,941)	144,618
New investments, repayments and settlements:(c)
Purchases	14,168,627	19,680,990	2,440,000	100,000	36,389,617
Settlements/repayments	(20,083,734)	(3,995,375)	(1,000,000)	—	(25,079,109)
Net amortization of premiums, PIK, discounts and fees	162,108	126,097	16,506	—	304,711
Sales	(987,905)	—	—	(188,450)	(1,176,355)
Fair Value as of June 30, 2022	$185,760,177	$76,119,050	$23,624,965	$1,352,904	$286,857,096

(a)Included in net realized gain on the accompanying Statement of Operations for the six months ended June 30, 2022.

(b)Included in net change in unrealized appreciation on the accompanying Statement of Operations for the six months ended June 30, 2022.

(c)Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at June 30, 2023 and 2022 was ($2,436,911) and $61,229, respectively.

Investment Activities

The Company held a total of 242 investments with an aggregate fair value of $390,663,159 as of June 30, 2023. During the six months ended June 30, 2023, the Company invested in 15 new investments for a combined $18,843,855 and in existing investments for a combined $5,203,042. The Company also received $22,522,185 in repayments from investments and $30,203,132 from investments sold during the six months ended June 30, 2023.

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

Investment Concentrations

As of June 30, 2023, the Company’s investment portfolio consisted of investments in 213 companies located in 34 states across 25 different industries, with an aggregate fair value of $390,663,159. The five largest investments at fair value as of June 30, 2023 totaled $26,214,567 or 6.71% of the Company’s total investment portfolio as of such date. As of June 30, 2023, the Company’s average investment was $1,650,150 at cost.

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

The following table outlines the Company’s investments by security type as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$267,365,145	66.95%	$261,398,845	66.91%
Unitranche Debt	104,538,257	26.18%	102,939,669	26.35%
Second Lien Debt	23,430,014	5.87%	21,805,398	5.58%
Total Debt Investments	395,333,416	99.00%	386,143,912	98.84%
Equity and Preferred Shares	4,002,827	1.00%	4,519,247	1.16%
Total Equity Investments	4,002,827	1.00%	4,519,247	1.16%
Total Investments	$399,336,243	100.00%	$390,663,159	100.00%

	December 31, 2022
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$301,685,656	70.54%	$296,026,463	70.34%
Unitranche Debt	98,045,938	22.92%	96,585,505	22.95%
Second Lien Debt	24,667,515	5.77%	24,562,691	5.84%
Total Debt Investments	424,399,109	99.23%	417,174,659	99.13%
Equity and Preferred Shares	3,301,747	0.77%	3,653,999	0.87%
Total Equity Investments	3,301,747	0.77%	3,653,999	0.87%
Total Investments	$427,700,856	100.00%	$420,828,658	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Percentage of		Percentage of
		Total		Total
Industry	Fair Value	Investments	Fair Value	Investments
Healthcare & Pharmaceuticals	$74,994,696	19.21%	$74,735,672	17.76%
Services: Business	66,947,733	17.14	69,269,858	16.46
High Tech Industries	41,663,800	10.66	51,379,328	12.21
Banking, Finance, Insurance & Real Estate	31,972,922	8.18	32,865,053	7.81
Containers, Packaging & Glass	31,080,952	7.96	33,987,694	8.08
Capital Equipment	22,660,489	5.80	28,019,443	6.66
Services: Consumer	17,573,499	4.50	13,773,067	3.27
Chemicals, Plastics & Rubber	15,403,855	3.94	19,080,225	4.53
Automotive	14,949,094	3.83	10,520,824	2.50
Aerospace & Defense	14,824,399	3.79	21,269,972	5.05
Transportation: Cargo	13,795,018	3.53	13,798,595	3.28
Construction & Building	9,766,959	2.50	10,699,594	2.54
Beverage, Food & Tobacco	9,310,198	2.38	11,310,292	2.69
Environmental Industries	7,350,153	1.88	7,517,679	1.79
Wholesale	3,747,207	0.96	3,771,670	0.90
Media: Advertising, Printing & Publishing	2,300,971	0.59	2,781,895	0.66
Hotels, Gaming & Leisure	2,110,374	0.54	2,148,253	0.51
Consumer Goods: Non-Durable	1,978,517	0.51	5,534,099	1.32
Metals & Mining	1,684,866	0.43	1,689,870	0.40
Utilities: Electric	1,460,398	0.37	1,442,284	0.34
Forest Products & Paper	1,436,531	0.37	1,451,250	0.34
Retail	1,373,331	0.35	1,390,874	0.33
Utilities: Water	962,848	0.25	970,217	0.23
Energy: Electricity	943,250	0.24	948,150	0.23
Consumer Goods: Durable	371,099	0.09	472,800	0.11
	$390,663,159	100.00%	$420,828,658	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Midwest	$100,846,018	25.81%	$99,995,134	23.76%
Northeast	95,419,880	24.43	97,037,723	23.06
Southeast	54,768,164	14.02	54,739,431	14.77
West	48,104,979	12.31	54,750,013	13.01
Southwest	42,829,588	10.96	62,170,072	13.01
East	34,792,910	8.91	36,228,410	8.61
South	7,763,605	1.99	4,420,172	1.87
Northwest	3,598,274	0.92	3,606,809	0.86
Other(a)	2,539,741	0.65	7,880,894	1.05
Total Investments	$390,663,159	100.00%	$420,828,658	100.00%
(a)The Company headquarters for UDG is located in Ireland. The Company headquarters for Intertape Polymer is located in Canada. The Company headquarters for Integro is located in the United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2023:

For the Fiscal Years Ending December 31:	Amount
2023	$4,602,282
2024	24,572,862
2025	44,707,529
2026	51,381,409
2027	72,371,651
Thereafter	202,347,585
Total contractual repayments	399,983,318
Adjustments to cost basis on debt investments(a)	(4,649,902)
Total Cost Basis of Debt Investments Held at June 30, 2023:	$395,333,416
(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three and six months ended June 30, 2023, the Company recorded base management fees of $1,083,977 and $2,192,831, respectively, and waivers to the base management fees of $379,392 and $767,491, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2022, the Company recorded base management fees of $1,082,214 and $2,120,653, respectively, and waivers to the base management fees of $378,775 and $742,229, respectively, as set forth within the accompanying statements of operations.

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

These calculations shall be appropriately pro-rated for any period of less than three months and adjusted for any issuance or repurchases during the current period.

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

For the three and six months ended June 30, 2023, the Company recorded incentive fees related to net investment income of $1,414,286 and $2,747,391, respectively. Offsetting the incentive fees were waivers of the incentive fees of $888,767 and $1,778,063 for the three and six months ended June 30, 2023,respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2022, the Company recorded incentive fees related to net investment income of $747,892 and $1,174,214, respectively. Offsetting the incentive fees were waivers of the incentive fees of $654,618 and $1,038,308 for the three and six months ended June 30, 2022, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2023, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2022, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2023 and December 31, 2022 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2023	December 31, 2022
Net base management fee due to Adviser	$704,585	$732,900
Net incentive fee due to Adviser	525,519	404,409
Total fees due to Adviser, net of waivers	1,230,104	1,137,309
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,296,354	$1,203,559

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$7,544,947	$1,898,573	$15,387,082	$4,944,381
Denominator for basic and diluted weighted average common shares	43,561,927	44,710,073	44,486,065	43,742,436
Basic and diluted net increase in net assets resulting from operations per common share	$0.17	$0.04	$0.35	$0.11

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

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023

As of June 30, 2023, $30,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of June 30, 2023 and December 31, 2022, were 43,159,041 and 46,376,461, respectively.

The following table details the activity of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022:

		Capital in	Total	Total
		Excess of Par	Distributable	Stockholders'
Three Months Ended June 30, 2023	Common Stock	Value	(Loss) Earnings	Equity
Balance as of March 31, 2023	$44,753	$422,957,588	$(1,682,528)	$421,319,813
Net investment income	—	—	8,902,358	8,902,358
Net realized loss from investment transactions	—	—	(113,252)	(113,252)
Net change in unrealized depreciation on investments	—	—	(1,244,159)	(1,244,159)
Issuance of shares	—	—	—	—
Repurchase of shares	(1,594)	(14,998,406)	—	(15,000,000)
Distributions to Stockholders	—	(349,990)	(17,345,214)	(17,695,204)
Reinvested Dividends	—	58	—	58
Balance as of June 30, 2023	$43,159	$407,609,250	$(11,482,795)	$396,169,614

			Total
		Capital in	Distributable	Total
		Excess	(Loss)	Stockholders'
Six Months Ended June 30, 2023	Common Stock	of Par Value	Earnings	Equity
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678
Net investment income	—	—	17,345,214	17,345,214
Net realized loss from investment transactions	—	—	(157,246)	(157,246)
Net change in unrealized depreciation on investments	—	—	(1,800,886)	(1,800,886)
Repurchase of shares	(3,217)	(29,996,783)	—	(30,000,000)
Distributions to Stockholders	—	(349,990)	(17,345,214)	(17,695,204)
Reinvested Dividends	—	58	—	58
Balance as of June 30, 2023	$43,159	$407,609,250	$(11,482,795)	$396,169,614

		Capital in	Total	Total
		Excess of Par	Distributable	Stockholders'
Three Months Ended June 30, 2022	Common Stock	Value	(Loss) Earnings	Equity
Balance as of March 31, 2022	$43,167	$408,668,955	$(1,718,980)	$406,993,142
Net investment income	—	—	4,891,997	4,891,997
Net realized gain from investment transactions	—	—	111,779	111,779
Net change in unrealized depreciation on investments	—	—	(3,105,203)	(3,105,203)
Issuance of shares	530	24,999,470	—	25,000,000
Repurchase of shares	—	(20,000,000)	—	(20,000,000)
Distributions to Stockholders	—	—	(8,739,352)	(8,739,352)
Reinvested Dividends	—	27	—	27
Balance as of June 30, 2022	$43,697	$413,668,452	$(8,559,759)	$405,152,390

		Capital in	Total	Total
		Excess of Par	Distributable	Stockholders'
Six Months Ended June 30, 2022	Common Stock	Value	(Loss) Earnings	Equity
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334
Net investment income	—	—	9,278,182	9,278,182
Net realized gain from investment transactions	—	—	337,565	337,565
Net change in unrealized depreciation on investments	—	—	(4,671,366)	(4,671,366)
Issuance of shares	3,736	54,996,264	—	55,000,000
Repurchase of shares	—	(20,000,000)	—	(20,000,000)
Distributions to Stockholders	—	—	(8,739,352)	(8,739,352)
Reinvested Dividends	—	27	—	27
Balance as of June 30, 2022	$43,697	$413,668,452	$(8,559,759)	$405,152,390

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2023, the Company had short-term borrowing outstanding of $7,394,871. For the three and six months ended June 30, 2023, the Company recorded interest expense in connection with short-term borrowings of $191,028 and $418,681, respectively. As of June 30, 2022, the Company had short-term borrowings outstanding of $35,894,306. For the three and six months ended June 30, 2022, the Company recorded interest expense in connection with short-term borrowings of $95,634 and $136,800, respectively. As of December 31, 2022, the Company had short-term borrowings outstanding of $13,178,611.

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

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2023 and December 31, 2022:

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	June 30, 2023	December 31, 2022
Industrial Services Group	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.52%	12/7/2028	Services: Business	$1,428,571	$1,428,571
VC3	Senior Secured Delayed Draw Term Loan D	S+	5.25%	10.52%	3/12/2027	Services: Business	1,176,923	1,176,923
EdgeCo	Senior Secured Delayed Draw Term D Loan (First Lien)	S+	4.75%	10.02%	6/1/2026	Banking, Finance, Insurance & Real Estate	972,000	1,200,000
Golden Source	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.77%	5/12/2028	High Tech Industries	938,967	938,967
InterMed	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.77%	12/24/2029	Healthcare & Pharmaceuticals	863,931	863,931
InterMed	Senior Secured Revolving Loan	S+	6.50%	11.77%	12/24/2029	Healthcare & Pharmaceuticals	863,931	846,172
Discovery Education	Senior Secured Delayed Draw Term Loan (First Lien)	S+	5.75%	11.02%	4/6/2029	Services: Business	807,692	718,563
CPI International	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.77%	10/6/2029	Aerospace and Defense	718,563	687,983
Ned Stevens 2022-2	Senior Secured Delayed Draw Term Loan	S+	6.75%	12.02%	11/1/2029	Services: Consumer	715,861	807,692
Cherry Bekaert	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.77%	6/30/2028	Banking, Finance, Insurance & Real Estate	687,983	629,630
Minds + Assembly	Senior Secured Revolving Loan	S+	6.50%	11.77%	5/3/2029	Healthcare & Pharmaceuticals	683,230	—
Eliassen	Senior Secured Initial Delayed Draw Term Loan	S+	5.75%	11.02%	4/7/2028	Services: Business	629,630	625,344
Alera	Senior Secured 2022 Delayed Draw Term Loan	S+	6.50%	11.77%	9/30/2028	Banking, Finance, Insurance & Real Estate	540,000	1,173,333
RevHealth	Senior Secured Revolving Loan	S+	5.75%	11.02%	7/22/2028	Healthcare & Pharmaceuticals	482,877	308,344
Golden Source	Senior Secured Revolving Loan	S+	5.50%	10.77%	5/12/2028	High Tech Industries	469,484	469,484
Industrial Services Group	Senior Secured Revolving Loan	S+	6.25%	11.52%	12/7/2028	Services: Business	466,667	513,699
CoolSys	Senior Secured Delayed Draw Term Loan	L+	4.75%	10.30%	8/11/2028	Services: Business	465,278	465,278
Advancing Eyecare	Senior Secured Initial Delayed Draw Term Loan	S+	5.75%	11.02%	6/29/2029	Healthcare & Pharmaceuticals	462,000	462,000
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.50%	10.77%	6/30/2028	Banking, Finance, Insurance & Real Estate	431,530	431,530
Blue Cloud	Senior Secured Delayed Draw Term Loan	S+	5.00%	10.27%	1/21/2028	Healthcare & Pharmaceuticals	400,000	400,000
PracticeTek	Senior Secured Delayed Draw Term Loan	L+	5.25%	10.80%	11/23/2027	High Tech Industries	372,137	1,889,313
Micro Merchant Systems	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.02%	12/14/2027	Healthcare & Pharmaceuticals	370,370	370,370
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	11.02%	12/22/2027	Chemicals, Plastics and Rubber	365,958	486,239
InnovateMR	Senior Secured Revolving Loan	L+	6.00%	11.55%	1/20/2028	Services: Business	365,388	365,388
PracticeTek	Senior Secured Revolving Loan	L+	5.25%	10.80%	11/23/2027	High Tech Industries	357,824	357,824
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	6.50%	11.77%	5/25/2029	Automotive	342,052	-
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	6.75%	12.02%	11/1/2029	Services: Consumer	338,469	338,469
Evans Network	Senior Secured Delayed Draw Term Loan (First Lien)	S+	4.25%	9.52%	8/19/2028	Transportation: Cargo	326,531	326,531
Paragon Films	Senior Secured Delayed Draw Term Loan (First Lien)	S+	5.00%	10.27%	12/16/2028	Containers, Packaging and Glass	297,030	297,030
MediaRadar	Senior Secured Revolving Loan	S+	6.00%	11.27%	7/22/2028	Media: Advertising, Printing & Publishing	296,296	296,296
Cerity Partners	Senior Secured Initial Revolving Loan	S+	6.50%	11.77%	7/27/2029	Banking, Finance, Insurance & Real Estate	286,738	—
Beta+	Senior Secured Revolving Credit Loan	S+	5.75%	11.02%	7/1/2029	Banking, Finance, Insurance & Real Estate	276,289	276,289
A1 Garage Door Service	Senior Secured Revolving Loan	S+	6.50%	11.77%	12/23/2028	Construction & Building	275,482	275,482
Whitcraft	Senior Secured Revolving Credit Loan	S+	7.00%	12.27%	2/15/2029	Aerospace and Defense	267,857	—
Accolite	Senior Secured Initial DDTL Loan	S+	6.00%	11.27%	4/10/2029	Services: Business	250,000	—
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	11.02%	4/6/2029	Services: Business	230,769	230,769
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	11.02%	6/9/2028	Services: Business	227,273	227,273
Liberty Group	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.02%	6/9/2028	Services: Business	204,545	200,001
Radwell	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.02%	4/1/2029	Capital Equipment	200,001	185,484
A1 Garage Door Service	Senior Secured Closing Date Delayed Draw Term Loan	S+	6.50%	11.77%	12/23/2028	Construction & Building	194,518	571,429
Alliance Environmental Group	Senior Secured Delayed Draw Term Loan	L+	6.00%	11.55%	12/30/2027	Environmental Industries	182,119	177,273
Epic Staffing Group	Senior Secured Delayed Draw Term Loan	S+	6.00%	11.27%	6/28/2029	Healthcare & Pharmaceuticals	174,419	174,419

Investment	Investment Type	Index (˄)	Spread		Interest Rate	Maturity	Industry	June 30, 2023	December 31, 2022
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%		10.02%	4/23/2029	Healthcare & Pharmaceuticals	$168,350	$168,350
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%		11.27%	7/29/2029	Capital Equipment	162,102	286,738
EPIC Insurance	Senior Secured Revolving Loan	S+	5.25%		10.52%	9/29/2028	Banking, Finance, Insurance & Real Estate	161,841	161,841
Integro	Senior Secured Tenth Amendment Delayed Draw Loan	FIXED	(12.25	% PIK)	12.25%	5/8/2023	Banking, Finance, Insurance & Real Estate	161,041	—
The Facilities Group	Senior Secured Delayed Draw Term Loan	L+	5.75%		11.30%	11/30/2027	Services: Business	137,861	266,185
USALCO	Senior Secured Revolving Loan	S+	6.00%		11.27%	10/19/2027	Chemicals, Plastics and Rubber	137,097	204,545
Insight Global	Senior Secured Revolving Loan	L+	6.00%		11.55%	9/22/2028	Services: Business	134,178	80,507
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	6.00%		11.27%	5/18/2028	Beverage, Food and Tobacco	133,333	111,111
Cleaver Brooks	Senior Secured Revolving Loan	S+	5.75%		11.02%	7/31/2028	Capital Equipment	123,077	113,834
Health Management Associates	Senior Secured Delay Draw Term Loan	S+	6.25%		11.52%	3/31/2029	Services: Business	120,782	—
Community Brands	Senior Secured Delayed Draw Term Loan	S+	5.75%		11.02%	2/24/2028	Banking, Finance, Insurance & Real Estate	117,647	118,154
Omni Logistics	Senior Secured Revolving Credit Loan (First Lien)	L+	5.00%		10.55%	12/30/2026	Transportation: Cargo	113,834	117,647
Micro Merchant Systems	Senior Secured Revolving Loan	S+	5.75%		11.02%	12/14/2027	Healthcare & Pharmaceuticals	111,111	114,286
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%		10.52%	12/15/2028	Transportation: Cargo	88,889	107,692
VC3	Senior Secured Revolving Credit	S+	5.25%		10.52%	3/12/2027	Services: Business	76,923	76,923
Applied Adhesives	Senior Secured Revolving Loan	L+	4.75%		10.30%	3/12/2027	Containers, Packaging and Glass	71,111	71,414
BlueHalo	Senior Secured Revolving Loan	L+	6.50%		12.05%	10/31/2025	Aerospace and Defense	70,386	16,556
Radwell	Senior Secured Revolving Loan	S+	5.75%		11.02%	4/1/2029	Capital Equipment	63,999	79,998
Keter Environmental Services	Senior Secured Revolving Loan	L+	6.50%		12.05%	10/29/2027	Environmental Industries	59,280	50,160
Community Brands	Senior Secured Revolving Loan	S+	5.75%		11.02%	2/24/2028	Banking, Finance, Insurance & Real Estate	58,824	58,824
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%		11.52%	3/31/2029	Services: Business	56,838	—
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%		11.02%	3/31/2028	Capital Equipment	54,154	161,041
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	7.00%		12.27%	4/1/2030	Services: Business	49,020	—
Blue Cloud	Senior Secured Revolving Loan	S+	5.00%		10.27%	1/21/2028	Healthcare & Pharmaceuticals	46,591	182,119
CPS	Senior Secured Revolving Credit Loan	L+	5.25%		10.80%	6/1/2028	Healthcare & Pharmaceuticals	45,705	68,750
Alliance Environmental Group	Senior Secured Revolving Loan	L+	6.00%		11.55%	12/30/2027	Environmental Industries	33,113	17,551
EPIC Insurance	Senior Secured Delayed Draw Term Loan	S+	5.25%		10.52%	9/29/2028	Banking, Finance, Insurance & Real Estate	21,877	21,877
Forefront	Senior Secured Delayed Draw Term Loan	S+	4.25%		9.52%	4/1/2029	Healthcare & Pharmaceuticals	3,249	7,786
Ivy Rehab	Senior Secured Delayed Draw Term Loan	S+	4.75%		10.02%	4/23/2029	Healthcare & Pharmaceuticals	—	176,471
Ansira	Senior Secured Delayed Draw Term Loan	FIXED	(6.50	% PIK)	6.50%	12/20/2024	Media: Advertising, Printing & Publishing	—	88,889
Omni Logistics	Senior Secured Delayed Draw Term Loan	L+	5.00%		10.55%	12/30/2026	Transportation: Cargo	—	71,111
Magnate	Senior Secured Delayed Draw Term Loan	L+	5.50%		11.05%	12/29/2028	Transportation: Cargo	—	36,607
Applied Adhesives	Senior Secured Delayed Draw Term Loan	L+	4.75%		10.30%	3/12/2027	Containers, Packaging and Glass	—	27,721
								$22,989,396	$24,258,010

Unfunded commitments represent all amounts unfunded as of June 30, 2023 and December 31, 2022. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Per Share Data:
Net asset value, beginning of period	$9.41	$9.43	$9.24	$9.36
Net investment income(a)	0.20	0.11	0.39	0.21
Net realized (loss) gain on investments and change in unrealized depreciation on investments(a)(b)	(0.03)	(0.07)	(0.04)	(0.10)
Net increase in net assets resulting from operations	$0.17	$0.04	$0.35	$0.11

Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.39)	(0.20)	(0.39)	(0.20)
Distributions to stockholders from return of capital(a)	(0.01)	—	(0.01)	—
Net asset value at end of period	$9.18	$9.27	$9.18	$9.27
Total return(c)	1.81%	0.39%	3.68%	1.14%
Shares of common stock outstanding at end of period	43,159,041	43,696,759	43,159,041	43,696,759

Statement of Assets and Liabilities Data:
Net assets at end of period	$396,169,614	$405,152,390	$396,169,614	$405,152,390
Average net assets(d)	405,989,522	411,333,880	415,031,098	408,884,968

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized(e)	2.96%	2.29%	2.90%	2.04%
Ratio of net expenses to average net assets - annualized(f)	1.71%	1.28%	1.66%	1.16%
Ratio of net investment income to average net assets - annualized	8.80%	4.77%	8.43%	4.58%
Portfolio turnover(g)	7.61%	0.95%	7.56%	0.97%
(a)	Based on weighted average basic per share of Common Stock data.
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

Note 12. Subsequent Events

Subsequent to June 30, 2023 through August 11, 2023, the Company invested $9,282,965 at cost in 14 different portfolio companies.

On June 15, 2023, the Company delivered a capital drawdown notice to an investor relating to the sale of 3,267,974 shares of the Common Stock for an aggregate offering price of $30.0 million. The sale closed on July 6, 2023. On July 12, 2023, the Company issued a Tender Offer to repurchase 1,908,032 shares of Common Stock for an aggregate purchase price of $17,515,735. The Offer was accepted on August 9, 2023.

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

This quarterly report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	changes in political, economic or industry conditions, rising interest rates and conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
●	the state of and changes in the general economy, including a possible slowdown in the economy;
●	the risk of recession;
●	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;
●	rising levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
●	general price and volume fluctuations in the stock markets;
●	uncertainty surrounding global financial stability, including the liquidity of certain banks;
●	uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, and China, and the war between Russia and Ukraine;
●	the ability of our portfolio companies to achieve their objectives;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	risk associated with possible disruptions in our operations or the economy generally;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Adviser and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the adequacy of our financing sources and working capital;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 20, 2023 (file no. 814-01154) (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of June 30, 2023, was approximately $390,663,159 and held in 213 portfolio companies as of June 30, 2023. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2022, was approximately $420,828,658 and held in 222 portfolio companies as of December 31, 2022.

During the six months ended June 30, 2023, we invested in 15 new syndicated investments for a combined $18,843,855 and in existing investments for a combined $5,203,042. We also received $22,522,185 in repayments from investments and $30,203,132 from investments sold during the six months ended June 30, 2023. During the six months ended June 30, 2022, we invested in 66 new investments for a combined $67,368,883 and in existing investments for a combined $7,468,693. We also received $33,069,168 in repayments from investments and $4,047,932 from investments sold during the six months ended June 30, 2022.

In addition, for the three and six months ended June 30, 2023, we had a change in unrealized depreciation of approximately $1,244,159 and $1,800,886 respectively, and realized losses of $113,252 and $157,246, respectively. In addition, for the three and six months ended June 30, 2022, we had a change in unrealized depreciation of approximately $3,105,203 and $4,671,366 respectively, and realized gains of $111,779 and $337,565, respectively.

Our investment activity for the six months ended June 30, 2023 and 2022, is presented below:

	Six Months Ended	Six Months Ended
	June30, 2023	June 30, 2022
Beginning investment portfolio, at fair value	$420,828,658	$403,054,374
Investments in new portfolio investments	18,843,855	67,368,883
Investments in existing portfolio investments	5,203,042	7,468,693
Principal repayments	(22,522,185)	(33,069,168)
Proceeds from investments sold	(30,203,132)	(4,047,932)
Change in premiums, discounts and amortization	471,053	371,920
Net change in unrealized depreciation on investments	(1,800,886)	(4,671,366)
Realized (loss) gain on investments	(157,246)	337,565
Ending portfolio investment activity, at fair value	$390,663,159	$436,812,969
Number of portfolio investments	242	254
Average investment amount, at cost	$1,650,150	$1,743,002
Percentage of investments at floating rates	99.17%	100.00%

As of June 30, 2023 and December 31, 2022, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2023 through August 11, 2023, the Company invested $9,282,965 at cost in 14 different portfolio companies.

On June 15, 2023, the Company delivered a capital drawdown notice to an investor relating to the sale of 3,267,974 shares of the Common Stock for an aggregate offering price of $30.0 million. The sale closed on July 6, 2023. On July 12, 2023, the Company issued a Tender Offer to repurchase 1,908,032 shares of Common Stock for an aggregate purchase price of $17,515,735. The Offer was accepted on August 9, 2023.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and six months ended June 30, 2023 and 2022 is presented in the table below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total interest income from non-controlled/non-affiliated investments	$10,560,582	$6,062,310	$20,571,873	$11,452,128
Total other interest income	61,029	397	125,578	781
Total other income	8,618	140,256	71,253	178,374
Total investment income	$10,630,229	$6,202,963	$20,768,704	$11,631,283

Total investment income for the three months ended June 30, 2023 increased to $10,630,229 from $6,202,963 for the three months ended June 30, 2022, and was driven by the increase in LIBOR and SOFR. Total investment income for the six months ended June 30, 2023 increased to $20,768,704 from $11,631,283 for the six months ended June 30, 2022, and was driven by an increase in LIBOR and SOFR. As of June 30, 2023 and 2022, the size of our debt portfolio was $395,333,416 and $440,648,277 at amortized cost, respectively, with total debt principal amount outstanding of $399,983,318 and $444,868,471, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Base management fee(a)	$1,083,977	$1,082,214	$2,192,831	$2,120,653
Incentive fee(a)	1,414,286	747,892	2,747,391	1,174,214
Interest expense(b)	191,028	95,634	418,681	136,800
Professional fees	113,271	210,862	211,907	292,537
Directors' fees	63,750	56,250	127,500	112,500
Administrative fee(a)	66,250	66,250	132,500	132,500
Other expenses	63,468	85,257	138,234	164,434
Total expenses	2,996,030	2,344,359	5,969,044	4,133,638
Base management fee waivers(a)	(379,392)	(378,775)	(767,491)	(742,229)
Incentive fee waivers(a)	(888,767)	(654,618)	(1,778,063)	(1,038,308)
Total expenses, net of waivers	$1,727,871	$1,310,966	$3,423,490	$2,353,101

(a)Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

(b)Refer to Note 8-Borrowing within the financial statements for a description of the relevant expenses.

The increase in base management fees before waivers for the three months ended June 30, 2023 in comparison to the three months ended June 30, 2022 was driven by our increasing average gross assets balance. For the three months ended June 30, 2023 and 2022, we accrued gross base management fees before waivers of $1,083,977 and $1,082,214, respectively. Offsetting those fees, we recognized base management fee waivers of $379,392 and $378,775 for three months ended June 30, 2023 and 2022, respectively. The increase in base management fees before waivers for the six months ended June 30, 2023 in comparison to the six months ended June 30, 2022 was driven by our increasing average gross assets balance. For the six months ended June 30, 2023 and 2022, we accrued gross base management fees before waivers of $2,192,831 and $2,120,653, respectively. Offsetting those fees, we recognized base management fee waivers of $767,491 and $742,229 for six months ended June 30, 2023 and 2022, respectively.

The increase in incentive fees before waivers for the three and six months ended June 30, 2023 in comparison to the three and six months ended June 30, 2022 was driven by our increase in net investment income. For the three and six months ended June 30, 2023, we accrued incentive fees related to net investment income before waivers of $1,414,286 and $2,747,391, respectively. Offsetting those fees, we recognized incentive fee waivers of $888,767 and $1,778,063, respectively. For the three and six months ended June 30, 2022, we accrued incentive fees related to net investment income before waivers of $747,892 and $1,174,214, respectively. Offsetting those fees, we recognized incentive fee waivers of $654,618 and $1,038,308, respectively.

Additionally, we accrued $66,250 and $132,500 of administrative fees for each of the three and six-month periods ended June 30, 2023 and 2022, respectively. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three and six months ended June 30, 2023, we incurred professional fees of $113,271 and $211,907, respectively, related to audit fees, tax fees, and legal fees. During the three and six months ended June 30, 2022, we incurred professional fees of $210,862 and $292,537, respectively, related to audit fees, tax fees, and legal fees.

During the three and six months ended June 30, 2023, we incurred expenses related to fees paid to our independent directors of $63,750 and $127,500, respectively. During the three and six months ended June 30, 2022, we incurred expenses related to fees paid to our independent directors of $56,250 and $112,500, respectively.

During the three and six months ended June 30, 2023, we incurred interest expense of $191,028 and $418,681, respectively, in connection with our short-term borrowings. During the three and six months ended June 30, 2022, we incurred interest expense of $95,634 and $136,800, respectively, in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $(113,252) and $111,779 in net realized (losses) gains for the three months ended June 30, 2023 and 2022, respectively. We recognized $(157,246) and $337,565 in net realized (losses) gains for the six months ended June 30, 2023 and 2022, respectively.

Net change in unrealized (depreciation) appreciation on investments for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
First Lien Debt	$274,208	$(3,595,647)	$(315,560)	$(3,824,171)
Unitranche Debt	(203,195)	357,129	(129,704)	(932,592)
Second Lien Debt	(1,304,066)	66,559	(1,519,791)	15,629
Equity and Preferred Shares	(11,106)	66,756	164,169	69,768
Net change in unrealized depreciation on investments	$(1,244,159)	$(3,105,203)	$(1,800,886)	$(4,671,366)

Net change in unrealized depreciation on investments during the three and six months ended June 30, 2023 and 2022 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of June 30, 2023 and December 31, 2022, we had cash of $13,883,497 and $15,923,163, respectively.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $51,439,220. The primary operating activities during this period were investments in portfolio companies. The Company invested $18,843,855 in new portfolio investments and $5,203,042 in existing portfolio investments during the six months ended June 30, 2023. This was offset by repayments of bank loans and sales of investments of $22,522,185 and $30,203,132, respectively. Net cash used in operating activities for the six months ended June 30, 2022 was $50,226,084. The primary operating activities during this period were investments in portfolio companies. The Company invested $67,368,883 in new portfolio investments and $7,468,693 in existing portfolio investments during the six months ended June 30, 2022. This was offset by repayments of bank loans and sales of investments of $33,069,168 and $4,047,932, respectively.

As of June 30, 2023, we had 70 investments with unfunded commitments of $22,989,396. As of December 31, 2022, we had 66 investments with unfunded commitments of $24,258,010. We believe that, as of both June 30, 2023 and December 31, 2022, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2023 and 2022:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Beginning investment portfolio	$420,828,658	$403,054,374
Investments in new portfolio investments	18,843,855	67,368,883
Investments in existing portfolio investments	5,203,042	7,468,693
Principal repayments	(22,522,185)	(33,069,168)
Proceeds from sales of investments	(30,203,132)	(4,047,932)
Net change in unrealized depreciation on investments	(1,800,886)	(4,671,366)
Net realized (loss) gain on investments	(157,246)	337,565
Net change in premiums, discounts and amortization	471,053	371,920
Investment Portfolio, at Fair Value	$390,663,159	$436,812,969

Financing Activities

Net cash used in our financing activities for the six months ended June 30, 2023 was $53,478,886, which consisted of $30,000,000 in repurchases of 3,217,426 shares to our stockholders in connection with the Tender Offer during the period, $5,783,740 in connection with repayments of our short-term borrowings during the period, and $17,695,146 of distributions paid to our common stockholders during the period. Net cash provided by our financing activities for the six months ended June 30, 2022 was $62,154,981, which consisted of $55,000,000 from issuances of 5,856,242 shares to our stockholders, in connection with our capital calls during the period and $35,894,306 in connection with our short-term borrowings during the period. This was partially offset by $20,000,000 in repurchases of 2,120,891 shares to our stockholders, in connection to the tender offer during the period and $8,739,325 in distributions payable to stockholders.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023

As of June 30, 2023, $30,000,000 of total capital commitments remained unfunded by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of June 30, 2023 and December 31, 2022, were 43,159,041 and 46,376,461, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $17,695,204, or $0.410 per share during the three and six months ended June 30, 2023. We declared distributions of $8,739,352, or $0.200 per share during the three and six months ended June 30, 2022.

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

Related Party Fees

For the three months ended June 30, 2023 and 2022, we recorded base management fees of $1,083,977 and $1,082,214, respectively. Offsetting these fees were waivers to the base management fees of $379,392 and $378,775, respectively, as set forth within the accompanying statements of operations. For the six months ended June 30, 2023 and 2022, we recorded base management fees of $2,192,831 and $2,120,653, respectively. Offsetting those fees were waivers to the base management fees of $767,491 and $742,229, respectively, as set forth within the accompanying statements of operations.

For the three months ended June 30, 2023 and 2022, we recorded incentive fees of $1,414,286 and $747,892, respectively. Offsetting these waivers to the incentive fees of $888,767 and $654,618, respectively, as set forth within the accompanying statements of operations. For the six months ended June 30, 2023 and 2022, we recorded incentive fees of $2,747,391 and $1,174,214, respectively. Offsetting those fees were waivers to the incentive fees of $1,778,063 and $1,038,308, respectively, as set forth within the accompanying statements of operations.

For both the three months ended June 30, 2023 and 2022, we recorded administrative fees of $62,500, as set forth within the accompanying statements of operations. For both the six months ended June 30, 2023 and 2022, we recorded administrative fees of $132,500, as set forth within the accompanying statements of operations.

Fees due to related parties as of June 30, 2023 and December 31, 2022 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2023	December 31, 2022
Net base management fee due to Adviser	$704,585	$732,900
Net incentive fee due to Adviser	525,519	404,409
Total fees due to Adviser, net of waivers	1,230,104	1,137,309
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,296,354	$1,203,559

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

Pursuant to the framework set forth above, the Valuation Designee value securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Valuation Designee may also obtain quotes with respect to certain of our investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets.

Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Valuation Designee determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Valuation Designee uses the quote obtained.

Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee, does not represent fair value, are each valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses. Inputs for these valuation techniques include relative credit information, observed market movement, industry sector information, and other market data, which may include benchmarking of comparable securities, issuer spreads, reported trades, and reference data, such as market research publications, when available.

The Valuation Designee utilizes the following multi-step process in determining fair value for the Company's investments for which market quotations are not “readily available”:

●	The Adviser’s investment professionals responsible for the portfolio investment and other senior members of the Adviser’s investment and management team, with oversight from the Adviser’s finance team, will make initial valuations of each investment;
●	The Adviser’s investment professionals and management team, with oversight by the Adviser’s finance and compliance team, will document the preliminary valuation conclusions and oversee sample testing of valuations with third-party valuation agents;
●	The preliminary valuation conclusions will be presented to the valuation committees for consideration;
●	The valuation committees will discuss the recommended valuations and determine, in good faith, the fair value of each investment;
●	The valuation determinations of the valuation committees will be presented to the risk committee and then shared with the Company’s CEO and CFO; and
●	The Adviser will provide certain quarterly and annual reports to the Board of Directors.

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

Pursuant to the Valuation Rule, the Valuation Designee performs fair value determinations relating to the value of the Company’s assets for which market quotations are not readily available in good faith based on, among other things, the input of the independent third-party valuation firms, where applicable. The Valuation Designee’s valuation process is subject to the Board of Directors’ oversight.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2023, we had 70 investments with unfunded commitments of $ 22,989,396. As of December 31, 2022, we had 66 investments with unfunded commitments of $24,258,010. We believe that, as of June 30, 2023 and December 31, 2022, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Increase (decrease) in
Change in interest rates	investment income
Up 300 basis points	11,999,499
Up 200 basis points	7,999,666
Up 100 basis points	3,999,833
Down 100 basis points	(3,999,833)
Down 200 basis points	(7,999,666)
Down 300 basis points	(11,999,499)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1*	Code of Ethics.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: August 11, 2023	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 11, 2023	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer