Form 10-Q
period 2023-09-30
Audax Credit BDC Inc.
filed 2023-11-13
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 44,518,983 shares of common stock, par value $0.001 per share, outstanding as of November 13, 2023.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2023 and December 31, 2022

(Expressed in U.S. Dollars)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $398,962,118 and $427,700,856, respectively)	$391,223,496	$420,828,658
Cash and cash equivalents	29,252,094	15,923,163
Interest receivable	2,421,293	2,421,871
Receivable from investments sold	—	4,415,431
Receivable from bank loan repayment	27,421	61,072
Other assets	56,250	—
Total assets	$422,980,554	$443,650,195

Liabilities
Payable for short-term borrowings(a)	$—	$13,178,611
Payable for investments purchased	2,241,489	—
Fees due to investment advisor, net of waivers(b)	1,259,114	1,137,309
Fee due to administrator(b)	66,250	66,250
Accrued expenses and other liabilities	526,851	790,347
Total liabilities	$4,093,704	$15,172,517
Commitments and contingencies(c)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 44,518,983 and 46,376,461 shares issued and outstanding, respectively	$44,519	$46,376
Capital in excess of par value	420,442,145	437,955,965
Total distributable loss	(1,599,814)	(9,524,663)
Total Net Assets	$418,886,850	$428,477,678

Net Asset Value per Share of Common Stock at End of Period	$9.41	$9.24

Shares Outstanding	44,518,983	46,376,461
(a)	Refer to Note 8-Borrowings for additional information.
(b)	Refer to Note 4-Related Party Transactions for additional information.
(c)	Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment Income
Interest income
Non-Control/Non-Affiliate	$10,798,191	$8,067,475	$31,370,065	$19,519,603
Other	87,639	10,850	213,217	11,630
Total interest income	10,885,830	8,078,325	31,583,282	19,531,233
Other income
Non-Control/Non-Affiliate	121,841	196,474	193,094	374,849
Total income	11,007,671	8,274,799	31,776,376	19,906,082

Expenses
Base management fee(a)	$1,022,684	$1,174,798	$3,215,515	$3,295,451
Incentive fee(a)	1,487,402	1,027,544	4,234,793	2,201,758
Interest expense(b)	27,390	322,175	446,070	458,976
Professional fees	190,921	134,052	402,827	426,588
Directors' fees	63,750	60,000	191,250	180,000
Administrative fee(a)	66,250	66,250	198,750	198,750
Other expenses	79,267	79,077	217,501	236,011
Expenses before waivers from investment adviser and administrator	2,937,664	2,863,896	8,906,706	6,997,534
Base management fee waivers(a)	(357,939)	(411,179)	(1,125,430)	(1,153,408)
Incentive fee waivers(a)	(893,033)	(771,274)	(2,671,096)	(1,809,582)
Total expenses, net of waivers	1,686,692	1,681,443	5,110,180	4,034,544
Net Investment Income	9,320,979	6,593,356	26,666,196	15,871,538

Realized and Unrealized (Loss) Gain on Investments
Net realized (loss) gain on investments	(22,470)	93,515	(179,719)	431,080
Net change in unrealized appreciation (depreciation) on investments	934,462	71,842	(866,424)	(4,599,524)
Net realized and unrealized gain (loss) on investments	911,992	165,357	(1,046,143)	(4,168,444)

Net Increase in Net Assets Resulting from Operations	$10,232,971	$6,758,713	$25,620,053	$11,703,094

Basic and Diluted per Share of Common Stock:
Net investment income	$0.21	$0.14	$0.60	$0.36
Net increase in net assets resulting from operations	$0.23	$0.15	$0.57	$0.26

Weighted average shares of common stock outstanding basic and diluted	45,150,215	45,789,768	44,710,583	44,439,981
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Operations
Net investment income	$26,666,196	$15,871,538
Net realized (loss) gain on investments	(179,719)	431,080
Net change in unrealized depreciation on investments	(866,424)	(4,599,524)
Net increase in net assets resulting from operations	25,620,053	11,703,094

Distributions:
Distributions of ordinary income to common stockholders(a)	(17,695,204)	(8,739,352)
Total distributions	(17,695,204)	(8,739,352)

Capital Share Transactions:
Issuance of common stock	30,000,000	85,000,000
Repurchases of common stock	(47,515,735)	(35,000,000)
Reinvestment of common stock	58	27
Net (decrease) increase in net assets from capital share transactions	(17,515,677)	50,000,027

Net (Decrease) Increase in Net Assets	(9,590,828)	52,963,769
Net Assets, Beginning of Period	428,477,678	373,947,334
Net Assets, End of Period	$418,886,850	$426,911,103
(a)	Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$25,620,053	$11,703,094
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	179,719	(431,080)
Net change in unrealized depreciation on investments	866,424	4,599,524
Accretion of original issue discount interest and payment-in-kind interest	(693,623)	(712,849)
Decrease in receivable from investments sold	4,415,431	—
Decrease (increase) in interest receivable	578	(914,370)
Decrease increase in receivable from bank loan repayment	33,651	(78,181)
Increase in other assets	(56,250)	(52,500)
(Decrease) increase in accrued expenses and other liabilities	(263,496)	287,675
Increase in fee due to administrator(a)	—	66,250
Increase in fees due to investment advisor(a)	121,805	1,176,273
Increase (decrease) in payable for investments purchased	2,241,489	(37,263,085)

Investment activity:
Investments purchased	(42,408,257)	(94,344,641)
Proceeds from investments sold	34,263,233	4,047,932
Repayment of bank loans	37,397,666	52,253,887
Total investment activity	29,252,642	(38,042,822)

Net cash provided by (used in) operating activities	61,718,423	(59,662,071)

Cash flows from financing activities:
Issuance of shares of common stock	30,000,000	85,000,000
Repurchases of shares of common stock	(47,515,735)	(35,000,000)
Short-term borrowings(b)	—	18,681,667
Distributions paid to common stockholders	(17,695,146)	(8,739,325)
Repayments of short-term borrowings(b)	(13,178,611)	—

Net cash (used in) provided by financing activities	(48,389,492)	59,942,342

Net increase in cash and cash equivalents	13,328,931	280,271

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	15,923,163	11,058,796

Cash and cash equivalents, end of period	$29,252,094	$11,339,067

Supplemental cash flow information
Interest paid on short-term financing	$578,108	$261,872

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$58	$27
Payment-in-kind (“PIK”) interest income	$157,370	$211,758
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h) (i):

Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	5.75%	11.15%	9/22/2021	9/30/2027	$4,910,901	$4,846,844	$4,858,056
RevHealth	(j)	Unitranche Initial Term Loan	S+	5.75%	11.15%	7/22/2022	7/22/2028	4,238,014	4,164,943	4,160,211
Minds + Assembly	(j)	Unitranche Initial Term Loan	S+	6.50%	11.90%	5/3/2023	5/3/2029	4,089,130	3,983,052	3,990,003
Radiology Partners		Senior Secured Term B Loan (First Lien)	S+	4.25%	9.65%	6/28/2018	7/9/2025	4,206,901	4,335,498	3,665,505
Young Innovations		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	11/6/2017	11/7/2024	3,686,724	3,682,170	3,640,640
OrthoNebraska	(j)(k)	Unitranche Term Loan	S+	6.50%	11.90%	7/31/2023	7/31/2027	3,385,178	3,263,038	3,283,623
PharMedQuest	(j)	Unitranche Term A Loan	S+	5.50%	10.90%	11/6/2019	11/6/2024	3,273,398	3,278,470	3,273,398
InHealth Medical Alliance		Unitranche Initial Term Loan	S+	3.50%	8.90%	6/25/2021	6/28/2028	3,571,278	3,545,269	3,214,151
InterMed	(j)	Unitranche Initial Term Loan	S+	6.50%	11.90%	12/22/2022	12/24/2029	3,016,199	2,935,779	3,006,497
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%	11.15%	5/27/2022	6/29/2029	2,512,620	2,452,873	2,474,931
Premise Health		Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.90%	8/15/2018	7/10/2025	2,241,313	2,244,044	2,230,107
nThrive		Senior Secured Initial Loan (Second Lien)	S+	6.75%	12.15%	11/19/2021	12/17/2029	2,000,000	1,978,225	1,975,000
CPS	(j)	Unitranche Closing Date Term Loan	S+	5.25%	10.65%	5/18/2022	6/1/2028	1,938,845	1,934,752	1,938,845
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.90%	7/2/2021	7/3/2028	1,962,307	1,953,565	1,913,250
Avalign Technologies		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.90%	12/19/2018	12/22/2025	1,905,000	1,905,800	1,895,475
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+	4.25%	9.65%	10/24/2019	11/20/2026	1,936,672	1,934,533	1,863,078
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.90%	7/23/2019	7/24/2026	1,920,000	1,922,775	1,851,840
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+	5.25%	10.65%	7/13/2021	12/30/2027	1,839,630	1,825,709	1,830,431
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	5/12/2021	5/18/2028	1,849,110	1,842,103	1,807,505
Blue Cloud		Senior Secured Closing Date Term Loan	S+	5.50%	10.90%	12/13/2021	1/21/2028	1,581,500	1,561,708	1,545,916
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.50%	9.90%	12/18/2020	12/22/2027	1,466,250	1,451,611	1,458,919
Mission Vet Partners	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	12/15/2021	4/27/2028	1,470,000	1,458,755	1,458,608
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.90%	11/23/2020	12/22/2027	1,462,500	1,447,845	1,312,594
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.15%	3/11/2022	4/23/2029	1,314,146	1,292,189	1,299,362
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.15%	4/1/2021	4/17/2028	1,061,815	1,054,694	1,056,506
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	S+	8.00%	13.40%	4/1/2021	4/16/2029	1,000,000	988,891	995,000
Cirtec Medical		Senior Secured (USD) Initial Term Loan	S+	6.25%	11.65%	1/30/2023	1/24/2029	995,000	965,245	985,050
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%	9.65%	3/23/2022	4/1/2029	987,800	973,351	983,232
Micro Merchant Systems		Unitranche Initial Term Loan	S+	5.75%	11.15%	3/2/2022	12/14/2027	985,000	976,079	977,613
Wedgewood		Senior Secured Initial Term Loan	S+	4.25%	9.65%	2/24/2021	3/31/2028	980,000	972,600	968,975

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h) (i) (Continued):

Healthcare & Pharmaceuticals (Continued)
Allied Benefit Systems		Senior Secured Initial Term B Loan	S+	4.50%	9.90%	10/21/2020	11/18/2026	$972,500	$963,843	$965,206
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	11.40%	6/27/2022	6/28/2029	850,204	797,300	848,079
nThrive	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	11/19/2021	12/18/2028	985,000	981,647	808,931
UDG	(k)(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	9.65%	8/6/2021	8/19/2028	631,875	627,829	631,480
ImageFirst		Senior Secured Initial Term Loan	S+	4.75%	10.15%	4/26/2021	4/27/2028	600,170	598,013	597,170
MyEyeDr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.65%	8/2/2019	8/31/2026	517,271	515,328	495,088
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.15%	4/1/2021	5/10/2028	490,000	486,331	487,893
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	12.90%	4/11/2023	11/28/2028	497,500	465,420	483,819
Press Ganey	(k)	Senior Secured 2021 Term Loan (First Lien)	S+	3.75%	9.15%	10/1/2020	7/24/2026	487,528	484,573	470,221
AccentCare		Senior Secured 2021 Term Loan (First Lien)	S+	4.00%	9.40%	6/15/2021	6/22/2026	488,750	488,750	464,313
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.50%	9.90%	3/22/2021	2/6/2025	446,875	444,346	440,172
Western Dental	(k)	Senior Secured 2022 Incremental Term Loan	S+	5.25%	10.65%	6/21/2022	8/18/2028	493,750	485,537	407,035
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.25%	9.65%	2/27/2017	2/6/2025	380,920	380,927	375,207
Blue Cloud		Senior Secured Revolving Loan	S+	5.50%	10.90%	12/14/2022	1/21/2028	68,636	68,636	67,092
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%	11.15%	1/24/2023	7/22/2028	56,507	56,507	55,469
CPS	(j)	Senior Secured Revolving Credit Loan	S+	5.25%	10.65%	5/18/2022	6/1/2028	11,426	10,712	11,426
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	10.15%	3/11/2022	4/21/2028	—	(3,367)	—
OrthoNebraska	(j)(k)	Senior Secured Revolving Loan	S+	6.50%	11.90%	7/31/2023	7/31/2027	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan	S+	6.50%	11.90%	5/3/2023	5/3/2029	—	(18,789)	—
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%	11.90%	12/22/2022	12/24/2028	—	(21,598)	—

Services: Business
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.15%	12/7/2021	12/15/2028	4,432,500	4,397,762	4,396,486
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	11.40%	12/16/2021	1/20/2028	4,172,974	4,117,196	4,120,457
CoAdvantage		Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	10.90%	8/2/2023	7/31/2029	3,850,000	3,850,000	3,830,750
RevSpring		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	10/5/2018	10/11/2025	3,810,000	3,808,313	3,810,000
Eliassen		Unitranche Initial Term Loan	S+	5.75%	11.15%	3/31/2022	4/7/2028	3,458,611	3,409,334	3,424,025
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	6.25%	11.65%	12/7/2022	12/7/2028	3,314,990	3,215,448	3,314,990
CoolSys		Senior Secured Closing Date Initial Term Loan	S+	4.75%	10.15%	8/4/2021	8/11/2028	3,009,045	2,985,458	2,948,864
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	11.15%	3/25/2022	4/6/2029	2,970,000	2,928,151	2,940,300
Fleetwash		Senior Secured Incremental Term Loan	S+	4.75%	10.15%	9/25/2018	10/1/2024	2,850,956	2,845,268	2,829,574
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	11.15%	12/10/2021	11/30/2027	2,833,526	2,809,266	2,805,191
Service Logic		Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.00%	9.40%	10/23/2020	10/29/2027	2,516,213	2,499,184	2,491,051
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	9.15%	3/6/2020	4/9/2027	2,418,750	2,406,793	2,363,832
TRC Companies		Senior Secured Initial Term Loan (Second Lien)	S+	6.75%	12.15%	11/19/2021	12/7/2029	2,000,000	1,980,648	1,985,000
ECi Software	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.15%	9/17/2020	11/9/2027	1,945,000	1,939,436	1,943,784
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	11.15%	6/6/2022	6/9/2028	1,930,455	1,896,280	1,930,455
Veregy		Senior Secured Initial Term Loan	S+	6.00%	11.40%	11/2/2020	11/3/2027	1,941,421	1,903,828	1,902,592
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.90%	12/9/2021	12/15/2028	1,970,000	1,954,623	1,892,185
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	11.90%	12/23/2022	1/20/2028	1,832,782	1,779,681	1,832,782
Insight Global		Unitranche Closing Date Term Loan	S+	6.00%	11.40%	9/22/2021	9/22/2028	1,470,000	1,446,313	1,462,650
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.25%	9.65%	1/19/2022	12/29/2028	1,477,500	1,474,553	1,460,191

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h) (i) (Continued):

Services: Business (Continued)
Health Management Associates		Senior Secured Term Loan A	S+		6.25%		11.65%	3/31/2023	3/31/2029	$1,054,338	$1,021,198	$1,049,067
Vistage		Senior Secured Initial Term Loan	S+		5.25%		10.65%	7/18/2022	7/13/2029	990,000	966,390	985,050
TRC Companies	(k)	Senior Secured Initial Term Loan (First Lien)	S+		3.75%		9.15%	11/19/2021	12/8/2028	985,002	981,182	975,463
trustaff		Senior Secured Initial Term Loan (First Lien)	S+		3.75%		9.15%	12/9/2021	3/6/2028	979,900	978,034	975,000
Divisions Maintenance Group		Senior Secured Term B Loan	S+		4.75%		10.15%	5/21/2021	5/27/2028	980,000	972,868	967,750
Secretariat International		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		10.15%	12/16/2021	12/29/2028	968,664	964,688	958,978
WIRB-Copernicus Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.00%		9.40%	12/13/2019	1/8/2027	967,500	962,572	958,280
eResearch	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.90%	12/1/2020	2/4/2027	972,368	972,368	956,047
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+		5.25%		10.65%	9/16/2022	3/12/2027	953,115	905,801	945,368
Diversified		Senior Secured Initial Term Loan	S+		6.50%		11.90%	4/19/2019	9/23/2024	873,853	867,916	858,560
OSG Billing Services	(m)	Senior Secured Amended and Restated Term A Loan	S+	5.50%	(1.50	% PIK)	10.90%	8/31/2022	6/26/2026	1,449,243	1,447,644	797,084
Accolite		Senior Secured Initial Term Loan	S+		6.00%		11.40%	3/31/2023	4/10/2029	748,125	723,877	746,255
S&P Engineering Solutions		Senior Secured Initial Term Loan	S+		7.00%		12.40%	3/31/2023	5/2/2030	500,000	485,920	496,250
System One		Senior Secured Initial Term Loan	S+		4.00%		9.40%	1/28/2021	3/2/2028	488,750	487,129	483,863
Liberty Group	(j)	Senior Secured Revolving Loan	S+		5.75%		11.15%	6/6/2022	6/9/2028	45,455	40,909	45,455
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+		6.25%		11.65%	12/7/2022	12/7/2028	19,048	1,905	19,048
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+		7.00%		12.40%	3/31/2023	5/2/2029	—	(1,471)	—
Health Management Associates		Senior Secured Revolving Loan	S+		6.25%		11.65%	3/31/2023	3/31/2029	—	(2,131)	—
VC3	(j)	Senior Secured Revolving Credit	S+		5.25%		10.65%	7/21/2022	3/12/2027	—	(2,692)	—
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+		5.75%		11.15%	3/25/2022	4/7/2028	—	(4,038)	—

High Tech Industries
Golden Source	(j)	Unitranche Initial Term Loan	S+		5.50%		10.90%	3/25/2022	5/12/2028	3,424,738	3,355,692	3,417,577
Netsmart	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.00%		9.40%	9/29/2020	10/1/2027	3,412,500	3,403,126	3,417,499
Planview	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+		4.00%		9.40%	12/11/2020	12/17/2027	2,585,759	2,566,282	2,557,743
Ivanti Software	(k)	Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+		4.25%		9.65%	11/20/2020	12/1/2027	2,940,225	2,908,191	2,552,498
Idera	(k)	Senior Secured Term B-1 Loan (First Lien)	S+		3.75%		9.15%	6/27/2017	3/2/2028	2,553,485	2,553,682	2,537,526
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+		4.25%		9.65%	3/19/2021	4/24/2028	2,450,000	2,440,370	2,380,837
Flexera	(k)	Senior Secured Term B-1 Loan (First Lien)	S+		3.75%		9.15%	2/16/2020	3/3/2028	2,330,363	2,330,363	2,316,416
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+		7.00%		12.40%	5/17/2022	8/15/2030	2,000,000	1,941,689	1,970,000

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

High Tech Industries (Continued)
QuickBase		Senior Secured Term Loan (First Lien)	S+	4.00%		9.40%	3/29/2019	4/2/2026	$1,915,000	$1,911,601	$1,893,456
Intermedia		Senior Secured New Term Loan (First Lien)	S+	6.00%		11.40%	7/13/2018	7/21/2025	1,905,000	1,900,953	1,885,950
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%		9.40%	12/19/2019	11/19/2026	1,954,536	1,949,802	1,877,987
Bomgar	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.40%	5/25/2018	4/18/2025	1,597,690	1,600,708	1,596,692
OEConnection	(k)	Senior Secured Initial Term Loan	S+	4.00%		9.40%	9/24/2019	9/25/2026	1,580,021	1,576,908	1,577,714
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%		10.65%	12/16/2021	12/21/2028	1,477,500	1,465,823	1,462,725
WellSky	(k)	Senior Secured Incremental Term B-1 Loan (First Lien)	S+	5.75%		11.15%	8/16/2022	3/10/2028	990,000	964,492	979,169
SmartBear	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%		9.65%	11/20/2020	3/3/2028	977,500	970,553	974,201
Infoblox	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.15%	10/7/2020	12/1/2027	977,500	974,565	969,646
Imperva	(k)	Senior Secured Term Loan (First Lien)	S+	4.00%		9.40%	9/23/2020	1/12/2026	968,396	963,953	968,396
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%		9.65%	6/17/2021	9/1/2028	980,000	976,161	922,579
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.90%	5/17/2022	8/15/2029	496,250	483,223	492,345
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.15%	8/10/2021	10/8/2028	492,500	488,741	483,881
DigiCert	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.40%	3/13/2020	10/16/2026	482,500	468,884	480,254
Golden Source	(j)	Senior Secured Revolving Loan	S+	5.50%		10.90%	8/22/2022	5/12/2028	—	(9,390)	—

Banking, Finance, Insurance & Real Estate
Cerity Partners		Unitranche Initial Term Loan	S+	6.50%		11.90%	7/28/2022	7/27/2029	4,612,903	4,546,778	4,612,903
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.50%		10.90%	6/13/2022	6/30/2028	4,211,812	4,126,704	4,211,812
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.15%	7/22/2021	7/31/2028	3,930,000	3,912,819	3,885,788
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%		11.90%	8/31/2022	9/30/2028	3,426,983	3,352,953	3,409,848
Ascensus	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%		8.90%	11/17/2021	8/2/2028	2,873,804	2,863,777	2,854,061
EPIC Insurance		Unitranche Closing Date Term Loan	S+	5.25%		10.65%	8/27/2021	9/29/2028	2,375,714	2,346,415	2,357,896
Beta+		Senior Secured Initial Term Loan	S+	5.75%		11.15%	6/24/2022	7/1/2029	1,980,000	1,868,451	1,960,200
Kestra Financial	(k)	Senior Secured Initial Term Loan	S+	4.25%		9.65%	4/29/2019	6/3/2026	1,920,000	1,911,780	1,919,597
Orion	(k)	Senior Secured 2021 Refinancing Term Loan (First Lien)	S+	3.75%		9.15%	8/4/2020	9/24/2027	1,458,843	1,448,856	1,410,650
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%		11.65%	4/21/2021	4/28/2028	1,151,946	1,136,013	1,151,946
Osaic	(k)(j)	Senior Secured Term B-2 Loan	S+	4.50%		9.90%	8/16/2023	8/17/2028	1,013,677	1,003,540	1,014,391
Community Brands		Unitranche Initial Term Loan	S+	5.75%		11.15%	2/23/2022	2/24/2028	985,000	966,986	977,613
LERETA		Senior Secured Initial Term Loan	S+	5.25%		10.65%	7/27/2021	7/30/2028	980,000	972,345	962,850
American Beacon Advisors		Senior Secured Tranche D Term Loan (Second Lien)	S+	8.00%		13.40%	10/31/2017	4/30/2025	2,117,133	2,121,282	550,455
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.75%		10.15%	3/29/2022	6/1/2026	522,930	502,947	519,008
Cherry Bekaert	(j)	Senior Secured Revolving Credit Loan	S+	5.50%		10.90%	8/1/2022	6/30/2028	456,189	456,189	456,189
Integro	(n)	Senior Secured 2022 Refinancing Term Loan (First Lien)	FIXED	(12.25	% PIK)	12.25%	10/9/2015	5/8/2023	234,560	237,263	234,560
EPIC Insurance		Senior Secured Revolving Loan	S+	5.25%		10.65%	8/27/2021	9/30/2027	—	(269)	—
Beta+		Senior Secured Revolving Credit Loan	S+	4.25%		9.65%	6/24/2022	7/1/2027	—	(6,216)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	11.40%	12/10/2021	12/23/2026	$6,370,457	$6,265,301	$6,370,457
Brook & Whittle		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	12/9/2021	12/14/2028	3,107,565	3,086,486	3,068,721
Transcendia		Senior Secured 2017 Refinancing Term Loan (First Lien)	S+	3.50%	8.90%	5/11/2017	5/30/2024	3,291,862	3,289,922	2,798,083
Anchor Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.90%	7/17/2019	7/18/2026	2,471,386	2,465,047	2,455,940
PCI	(k)	Senior Secured Term B Loan (First Lien)	S+	3.50%	8.90%	9/25/2020	11/30/2027	2,425,282	2,419,145	2,418,649
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	5.00%	10.40%	12/15/2021	12/16/2028	1,970,000	1,953,104	1,960,150
Intertape Polymer	(k)(o)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.15%	6/15/2022	6/28/2028	1,980,000	1,914,633	1,849,102
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	8.65%	1/29/2021	3/3/2028	1,796,597	1,789,968	1,765,875
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	9.65%	7/2/2021	7/7/2028	1,846,851	1,839,860	1,740,657
Technimark	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.15%	6/30/2021	7/7/2028	1,466,250	1,460,888	1,452,511
Tekni-Plex	(k)	Senior Secured Tranche B-3 Initial Term Loan	S+	4.00%	9.40%	7/29/2021	9/15/2028	1,119,722	1,117,704	1,117,544
Novolex	(k)	Senior Secured Term B Loan (First Lien)	S+	4.25%	9.65%	3/30/2022	4/13/2029	987,500	967,817	975,487
Lacerta		Senior Secured Term Loan	S+	5.50%	10.90%	2/8/2021	12/30/2026	972,500	965,486	957,913
Applied Adhesives		Senior Secured Term A Loan	S+	4.75%	10.15%	3/12/2021	3/12/2027	616,799	612,647	612,173
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	11.65%	7/18/2023	7/31/2029	500,000	482,857	496,250
Pregis	(k)	Senior Secured Third Amendment Refinancing Term Loan (First Lien)	S+	3.75%	9.15%	12/9/2020	7/31/2026	490,000	488,570	489,824
Five Star Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.65%	4/27/2022	5/5/2029	495,000	488,848	469,015
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	10.65%	11/29/2021	12/1/2027	475,000	471,253	465,500
Applied Adhesives		Senior Secured Revolving Loan	S+	4.75%	10.15%	3/12/2021	3/12/2027	—	(616)	—
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	11.65%	7/18/2023	7/31/2028	—	(3,233)	—

Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	11.15%	3/25/2022	3/31/2028	3,950,000	3,885,817	3,910,500
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%	9.40%	12/12/2018	12/15/2025	3,812,250	3,785,959	3,655,681
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.75%	11.15%	6/15/2022	8/12/2029	2,947,293	2,991,358	2,917,821
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%	11.40%	9/30/2022	7/29/2029	2,315,833	2,259,299	2,289,780
Shaw	(k)	Senior Secured Initial Senior Term Facility	S+	6.00%	11.40%	9/30/2023	8/28/2029	1,787,234	1,751,489	1,751,489
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.15%	3/17/2021	3/31/2028	1,653,518	1,651,471	1,641,637
Radwell		Unitranche Initial Term Loan	S+	6.53%	11.92%	3/11/2022	4/1/2029	1,481,250	1,460,430	1,473,844
Edward Don	(k)	Senior Secured Initial Term Loan	S+	4.25%	9.65%	6/26/2018	7/2/2025	1,370,943	1,370,295	1,370,943
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	12.40%	3/31/2023	3/31/2030	1,000,000	971,776	990,000
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	11.40%	5/26/2022	5/31/2029	990,000	923,580	967,725
Cleaver Brooks		Senior Secured Initial Term Loan	S+	5.75%	11.15%	7/18/2022	7/31/2028	919,712	903,743	919,712
TriMark		Senior Secured Second Amendment Tranche B Loan (Super Senior priority)	S+	3.50%	8.90%	1/31/2022	8/28/2024	956,196	956,196	573,717
Culligan	(k)	Senior Secured 2022 Refinancing Term B Loan	S+	3.75%	9.15%	6/17/2021	7/31/2028	555,469	552,849	550,739
CIRCOR	(k)	Unitranche USD Term Loan Tranche	S+	6.00%	11.40%	9/30/2023	10/15/2030	500,000	490,000	490,000

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Capital Equipment (Continued)
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.15%	2/24/2021	3/2/2028	$488,806	$488,003	$483,307
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.50%	8.90%	3/5/2020	5/19/2028	483,807	483,807	481,905
SPX Flow	(k)	Senior Secured Term Loan	S+	4.50%	9.90%	3/18/2022	4/5/2029	435,707	419,722	435,360
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	11.15%	3/25/2022	3/31/2028	115,692	112,739	114,535
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	11.40%	8/11/2022	7/29/2028	91,324	80,920	90,297
Radwell		Senior Secured Revolving Loan	S+	6.75%	12.15%	3/11/2022	4/1/2028	16,000	14,800	15,920
Cleaver Brooks		Senior Secured Revolving Loan	S+	5.75%	11.15%	7/21/2022	7/31/2028	—	(2,462)	—

Chemicals, Plastics & Rubber
DuBois Chemicals		Senior Secured Term Loan (Second Lien) - 2019	S+	8.50%	13.90%	10/8/2019	9/30/2027	3,000,000	2,985,971	2,970,000
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	11.15%	12/18/2020	12/22/2027	2,947,725	2,895,041	2,851,924
Unifrax	(k)	Senior Secured USD Term Loan (First Lien)	S+	3.75%	9.15%	11/5/2018	12/12/2025	2,382,444	2,365,914	2,229,193
USALCO		Unitranche Term Loan A	S+	6.00%	11.40%	10/26/2021	10/19/2027	1,965,000	1,950,089	1,950,263
Boyd Corp	(k)	Senior Secured Initial Loan (Second Lien)	S+	6.75%	12.15%	8/16/2018	9/6/2026	2,000,000	2,001,122	1,823,570
DuBois Chemicals		Senior Secured Term Loan B (First Lien)	S+	4.50%	9.90%	10/8/2019	9/30/2026	1,745,913	1,725,604	1,728,454
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	9.65%	12/3/2021	6/30/2028	489,955	483,276	478,931
Boyd Corp	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.90%	11/7/2018	9/6/2025	483,461	472,036	471,978
Polytek		Senior Secured Term Loan	S+	5.75%	11.15%	12/23/2020	9/20/2024	486,397	483,072	466,941
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	11.15%	12/18/2020	12/22/2025	161,226	151,097	155,987
USALCO		Senior Secured Revolving Loan	S+	6.00%	11.40%	10/26/2021	10/19/2026	145,161	141,935	144,073

Aerospace & Defense
CPI International		Unitranche Initial Term Loan	S+	5.50%	10.90%	5/18/2022	10/6/2029	2,985,000	2,924,584	2,917,838
HDT Global		Senior Secured Initial Term Loan	S+	5.75%	11.15%	6/30/2021	7/8/2027	3,128,125	3,048,578	2,658,906
Whitcraft		Senior Secured Term Loan	S+	7.00%	12.40%	3/31/2023	2/15/2029	1,995,000	1,920,277	1,985,025
Amentum	(k)	Senior Secured Tranche 3 Term Loan (First Lien)	S+	4.00%	9.40%	2/10/2022	2/15/2029	1,975,000	1,966,504	1,952,791
Consolidated Precision Products		Senior Secured Initial Term Loan (Second Lien)	S+	7.75%	13.15%	5/10/2018	4/30/2026	2,000,000	2,004,413	1,900,000
Peraton	(k)	Senior Secured Term B Loan (First Lien)	S+	3.75%	9.15%	2/23/2021	2/1/2028	954,345	951,138	953,553
API Technologies		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.65%	1/15/2020	5/9/2026	964,824	949,797	771,859
BlueHalo		Unitranche Initial Term Loan	S+	6.50%	11.90%	11/17/2021	10/31/2025	490,264	484,853	484,749
Novaria Group		Senior Secured Initial Term Loan	S+	5.50%	10.90%	1/24/2020	1/27/2027	481,818	479,370	474,591
Consolidated Precision Products	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.15%	7/18/2019	4/30/2025	479,469	478,489	452,425
BlueHalo		Senior Secured Revolving Loan	S+	6.50%	11.90%	11/17/2021	10/31/2025	28,886	27,397	28,561
Whitcraft		Senior Secured Revolving Credit Loan	S+	7.00%	12.40%	3/31/2023	2/15/2029	—	(10,714)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.65%	8/6/2021	8/19/2028	$3,600,000	$3,569,093	$3,573,000
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	10.15%	11/12/2020	11/12/2027	2,079,611	2,065,517	2,074,412
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.15%	12/9/2021	4/6/2028	1,960,000	1,956,186	1,949,387
St. George Logistics		Senior Secured Initial Term Loan	S+	6.00%	11.40%	4/28/2022	3/24/2026	1,481,250	1,463,522	1,470,141
Worldwide Express	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	7/23/2021	7/26/2028	1,473,750	1,465,137	1,453,641
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	10.65%	4/14/2022	12/15/2028	1,208,261	1,198,472	1,187,116
Omni Logistics		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	10.40%	11/24/2021	12/30/2026	1,207,724	1,198,511	1,168,473
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	10.90%	3/11/2022	12/29/2028	951,342	935,229	934,693
Omni Logistics		Senior Secured Revolving Credit Loan (First Lien)	L+	5.00%	10.40%	11/24/2021	12/30/2025	28,459	27,339	27,534
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	10.65%	4/14/2022	12/17/2027	—	(889)	—

Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.75%	12.15%	11/1/2022	11/1/2029	3,672,484	3,552,601	3,672,484
A Place For Mom		Senior Secured Term Loan	S+	4.50%	9.90%	7/28/2017	2/10/2026	2,187,784	2,187,872	2,165,906
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	13.15%	12/10/2021	12/16/2029	2,000,000	1,971,368	1,955,000
Smart Start		Senior Secured Term B Loan (First Lien)	S+	4.50%	9.90%	12/10/2021	12/16/2028	1,965,000	1,956,693	1,920,788
FullBloom	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.65%	12/10/2021	12/15/2028	1,481,250	1,469,555	1,466,438
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.15%	8/19/2021	8/31/2028	982,500	973,943	965,306
Spring Education	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	7/26/2018	7/30/2025	950,000	949,252	952,123
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	S+	5.50%	10.90%	5/4/2018	5/9/2025	579,669	577,984	579,669
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.75%	12.15%	11/1/2022	11/1/2029	—	(10,154)	—

Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	6.50%	11.90%	5/26/2023	5/25/2029	4,264,965	4,141,268	4,151,788
Highline	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.90%	10/29/2020	11/9/2027	2,792,045	2,745,806	2,770,240
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	10.65%	6/30/2022	7/31/2029	2,105,263	1,925,691	1,992,673
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.90%	7/26/2021	7/28/2028	1,955,000	1,951,237	1,911,931
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.75%	9.15%	1/20/2021	1/31/2028	1,462,500	1,462,500	1,402,559
Innovative XCessories		Senior Secured Initial Term Loan	S+	4.25%	9.65%	2/27/2020	3/5/2027	779,904	779,340	670,717
Safe Fleet		Senior Secured Initial Term Loan (Second Lien)	S+	6.75%	12.15%	2/23/2022	2/2/2026	500,000	500,000	496,250
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	6.50%	11.90%	5/26/2023	5/25/2029	—	(15,392)	—

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+	6.00%	11.40%	12/30/2021	12/30/2027	4,348,800	4,282,986	4,229,174
Vortex	(j)(k)	Unitranche Initial Term Loan	S+	6.00%	11.40%	9/1/2023	9/4/2029	2,208,584	2,175,558	2,158,891
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+	4.25%	9.65%	3/18/2021	3/27/2028	1,955,000	1,939,612	1,911,013
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	6.50%	11.90%	11/5/2021	10/29/2027	491,250	487,533	486,338
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+	4.63%	10.02%	5/5/2022	3/27/2028	466,723	453,268	456,222
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+	6.00%	11.40%	12/30/2021	12/30/2027	281,457	274,834	273,715
Vortex	(j)(k)	Senior Secured Revolving Loan	S+	6.00%	11.40%	9/1/2023	9/4/2029	51,699	17,183	50,536
Keter Environmental Services		Senior Secured Revolving Loan	S+	6.50%	11.90%	11/5/2021	10/29/2027	9,120	8,345	9,029

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	12.65%	12/13/2021	12/14/2029	2,500,000	2,479,778	2,468,750
Bettcher Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	12/13/2021	12/14/2028	1,970,000	1,952,544	1,939,839
Hissho Sushi	(j)	Unitranche Term Loan	S+	6.00%	11.40%	4/7/2022	5/18/2028	1,833,929	1,801,457	1,833,929
Dessert Holdings		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.40%	6/7/2021	6/9/2028	1,748,420	1,738,019	1,691,596
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	9.40%	8/13/2021	8/28/2028	982,500	974,857	962,850
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	6.00%	11.40%	4/7/2022	5/18/2028	—	(667)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Wholesale
Carlisle FoodService	(k)	Senior Secured Initial Term Loan (First Lien)	S+		3.00%		8.40%	3/16/2018	3/20/2025	$3,779,880	$3,780,421	$3,779,880
GME Supply	(k)	Unitranche Initial Term Loan	S+		6.25%		11.65%	7/5/2023	7/5/2027	3,803,962	3,698,862	3,699,353
Carlisle Foodservice	(k)	Unitranche Term Loan	S+		6.00%		11.40%	9/29/2023	10/2/2029	1,000,000	978,980	980,000
Carlisle Foodservice	(k)	Senior Secured Revolving Loan	S+		6.00%		11.40%	9/29/2023	10/2/2029	—	(3,223)	—
GME Supply	(k)	Senior Secured Revolving Loan	S+		6.25%		11.65%	7/5/2023	7/5/2027	—	(13,831)	—

Construction & Building
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+		6.50%		11.90%	12/22/2022	12/23/2028	2,241,663	2,175,931	2,241,663
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+		4.75%		10.15%	10/2/2019	11/30/2027	1,767,775	1,762,331	1,728,000
PlayPower		Senior Secured Initial Term Loan	S+		5.50%		10.90%	5/10/2019	5/8/2026	1,722,889	1,722,889	1,636,745
Specialty Products & Insulation	(k)	Senior Secured Tranche B-1 Term Loan	S+		5.25%		10.65%	3/16/2022	12/21/2027	986,523	978,338	986,523
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		10.15%	2/10/2022	2/23/2029	987,500	975,654	893,690
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+		6.50%		11.90%	12/22/2022	12/23/2028	—	(8,264)	—

Hotels, Gaming & Leisure
Northstar		Senior Secured Term Loan	S+	7.25%	(1.00	% PIK)	12.65%	5/8/2017	6/7/2024	1,237,818	1,237,818	1,197,589
Auto Europe		Senior Secured Initial Dollar Term Loan	S+		5.00%		10.40%	10/19/2016	10/21/2023	1,119,231	1,119,071	1,094,048

Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+		6.00%		11.40%	5/23/2022	7/22/2028	1,818,667	1,779,385	1,727,387
Ansira	(m)	Unitranche Legacy Term Loan	FIXED		(6.50	% PIK)	6.50%	12/20/2016	12/20/2024	2,251,861	2,249,041	337,779
MediaRadar	(j)	Senior Secured Revolving Loan	S+		6.00%		11.40%	9/16/2022	7/22/2028	—	(7,407)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	5.50%	10.90%	11/2/2016	4/25/2025	$2,001,028	$2,002,449	$1,976,015

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	9.90%	8/16/2019	9/30/2024	1,679,862	1,672,414	1,675,662

Utilities: Electric
Systems Control		Senior Secured Initial Term Loan	S+	4.50%	9.90%	6/15/2021	3/28/2025	1,463,864	1,462,721	1,463,864

Forest Products & Paper
Loparex		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.90%	7/29/2019	7/31/2026	1,440,000	1,433,402	1,425,600

Retail
Varsity Brands	(k)	Senior Secured Third Amendment Extended Term Loan (First Lien)	S+	5.00%	10.40%	10/17/2018	12/15/2026	950,042	952,296	931,834
StubHub	(k)	Senior Secured USD Term B Loan	S+	3.50%	8.90%	1/31/2020	2/12/2027	481,250	480,058	455,684

Utilities: Water
Aegion	(k)	Senior Secured Initial Term Loan	S+	4.75%	10.15%	4/1/2021	5/17/2028	980,290	976,770	977,040

Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	S+	4.00%	9.40%	8/14/2019	8/14/2026	960,000	958,759	936,000

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	S+	3.25%	8.65%	1/22/2021	1/6/2028	488,750	487,864	359,231

Total Bank Loans									$394,286,258	$385,958,570

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2023

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.2%) (g) (h):

Healthcare & Pharmaceuticals
Minds + Assembly	(j) (p) (q)	Class A Units				5/3/2023		$217	$217,391	$253,516
OrthoNebraska	(j) (p) (r)	Class A Units				7/31/2023		24,245	242,452	242,452
InterMed	(j) (p) (s)	Class A Units				12/22/2022		2,484	248,380	200,052
RevHealth	(j) (p) (t)	Class A-1 Units				7/22/2022		20,548	205,479	172,002
Ivy Rehab	(p) (u)	Class A Units				3/11/2022		100	100,000	106,777

Services: Business
InnovateMR	(j) (p) (v)	Class A Units				12/16/2021		387	387,311	470,817
Industrial Services Group	(j) (p) (w)	Class A Units				12/7/2022		238	238,095	231,287
Liberty Group	(j) (p) (x)	Series A-Preferred Units				6/6/2022		113,636	113,636	158,867
VC3	(j) (p) (y)	Class A Units				9/16/2022		9,617	38,423	34,101

High Tech Industries
PracticeTek	(j) (p) (z)	Class A Units				11/22/2021		615,631	648,053	674,090
Golden Source	(j) (p) (aa)	Class A Units				3/25/2022		117,371	117,371	205,629

Services: Consumer
GME Supply	(j) (p) (ab)	Class A Units				6/30/2023		272,422	272,422	272,422
Ned Stevens 2022-2	(j) (p) (ac)	Class B Common Units				11/1/2022		261	261,438	233,196

Beverage, Food & Tobacco
Hissho Sushi	(j) (p) (ad)	Class A Units				4/7/2022		25,000	250,000	426,164

Environmental Industries
Alliance Environmental Group	(j) (p) (ae)	A-1 Preferred Units				9/30/2019		331	331,126	283,916
Vortex	(j) (p) (af)	LP Common Units				9/1/2023		127	126,506	126,506

Construction & Building
A1 Garage Door Service	(j) (p) (ag)	Class A Common Units				12/22/2022		273	272,727	360,322

Chemicals, Plastics & Rubber
Vertellus	(p) (ah)	Series A Units				12/22/2020		1,651	165,138	293,994

Automotive
Engine & Transmission Exchange	(j) (p) (ai)	Class A-1 Units				5/26/2023		211,268	211,268	240,885

Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (p) (aj)	Class A Units				6/30/2022		129,870	129,870	202,820
Beta+	(p) (ak)	Class A-2 Common Stock				9/15/2023		2,470	24,700	24,700

Media: Advertising, Printing & Publishing
MediaRadar	(j) (p) (al)	Class A-1 Units				9/16/2022		74,074	74,074	50,411

Total Equity and Preferred Shares									$4,675,860	$5,264,926

Total Portfolio Investments (am)									$398,962,118	$391,223,496

(˄)	The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”).
(a)	All companies are located in the United States of America, unless otherwise noted.
(b)

Interest rate percentages represent actual interest rates as of September 30, 2023, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(k)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(l)	The Company headquarters for UDG is located in Ireland.
(m)	Investment is on non-accrual.
(n)	The Company headquarters for Integro is located in United Kingdom.
(o)	The Company headquarters for Intertape Polymer is located in Canada.
(p)	Investment is non-income producing.
(q)	Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(w)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(y)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ad)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ae)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(af)	Represents an investment in APD VTX Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ag)	Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ah)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ai)	Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aj)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ak)	Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.

(al)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(am)

At September 30, 2023, the cost of investments for income tax purposes was $398,962,119, the gross unrealized depreciation for federal tax purposes was $10,578,202, the gross unrealized appreciation for federal income tax purposes was $2,901,444, and the net unrealized depreciation was $7,676,758.

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

September 30, 2023

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of September 30, 2023 and December 31, 2022. At such dates, cash was not subject to any restrictions on withdrawal.

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

The Valuation Designee utilizes the following multi-step process in determining fair value for the Company’s investments for which market quotations are not “readily available”:

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2023, the Company held two investments on non-accrual, which represented 0.93% and 0.29% of the Company’s total portfolio at cost and fair market value, respectively. As of December 31, 2022, the Company held one investment on non-accrual, which represented 0.53% and 0.23% of the Company’s total portfolio at cost and fair market value, respectively.

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

As of September 30, 2023, the Company held 232 investments in loans with OID. The Company accrued OID income of $186,765 and $536,253 for the three and nine months ended September 30, 2023, respectively. The unamortized balance of OID on debt investments as of September 30, 2023 totaled $4,625,842. As of December 31, 2022, the Company held 239 investments in loans with OID. The Company accrued OID income of $157,869 and $302,788 for the three and six months ended June 30, 2022, respectively. The unamortized balance of OID investments as of December 31, 2022, totaled $4,510,014.

As of September 30, 2023, the Company held four investments which had a PIK interest component. The Company recorded $35,806 and $157,370 in PIK interest income for the three and nine months ended September 30, 2023, respectively. As of September 30, 2022, the Company held five investments which had a PIK interest component. The Company recorded $142,626 and $211,758 of PIK interest income for three and nine months ended September 30, 2022, respectively, which is included in interest income within the accompanying statement of operations.

As of September 30, 2023 and December 31, 2022, the Company held $29,252,094 and $15,923,163 in cash and cash equivalents, respectively. For the three and nine months ended September 30, 2023, the Company earned $87,639 and $213,217, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and nine months ended September 30, 2022, the Company earned $10,850 and $11,630, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and nine months ended September 30, 2023, the Company accrued $121,841 and $193,094 of other income, respectively, related to amendment fees. For the three and nine months ended September 30, 2022, the Company accrued $196,474 and $374,849 of other income, respectively, related to amendment fees.

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

As of September 30, 2023, $266,007,664 of the Company’s investments were valued using unobservable inputs, and $125,215,832 were valued using observable inputs. During the nine months ended September 30, 2023, $15,642,437 transferred into Level 3 due to a decrease in observable prices in the market and $76,667,971 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

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

The following table presents the Company’s investments carried at fair value as of September 30, 2023 and December 31, 2022, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$117,949,748	$142,562,788	$260,512,536
Unitranche Debt	—	5,442,514	100,914,495	106,357,009
Second Lien Debt	—	1,823,570	17,265,455	19,089,025
Equity and Preferred Shares	—	—	5,264,926	5,264,926
Total	$—	$125,215,832	$266,007,664	$391,223,496

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$75,132,547	$220,893,916	$296,026,463
Unitranche Debt	—	4,719,817	91,865,688	96,585,505
Second Lien Debt	—	1,000,000	23,562,691	24,562,691
Equity and Preferred Shares	—	—	3,653,999	3,653,999
Total	$—	$80,852,364	$339,976,294	$420,828,658

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2023. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of September 30, 2023
	Fair	Valuation	Unobservable						Weighted
	Value	Technique	Inputs (1)	Range (2)					Average (3)
First Lien Debt	$126,580,113	Matrix Pricing	Senior Leverage	2.08	x	-	11.41	x	5.06	x
			Total Leverage	2.08	x	-	11.41	x	5.79	x
			Interest Coverage	0.50	x	-	4.42	x	1.64	x
			Debt Service Coverage	0.40	x	-	3.45	x	1.36	x
			TEV Coverage	0.70	x	-	8.06	x	2.38	x
			Liquidity	20.02%		-	1,097.80%		137.01%
			Spread Comparison	350	bps	-	750	bps	500	bps

First Lien Debt	15,982,676	Market Analysis	Senior Leverage	0.83	x	-	14.24	x	7.92	x
			Total Leverage	3.79	x	-	14.24	x	9.09	x
			Interest Coverage	0.00	x	-	1.71	x	1.15	x
			Debt Service Coverage	0.00	x	-	1.49	x	0.95	x
			TEV Coverage	0.50	x	-	15.49	x	1.51	x
			Liquidity	12.75%		-	434.25%		63.98%
			Spread Comparison	0	bps	-	575	bps	447	bps

Unitranche Debt	97,362,565	Matrix Pricing	Senior Leverage	0.00	x	-	8.30	x	5.73	x
			Total Leverage	3.28	x	-	8.30	x	6.00	x
			Interest Coverage	0.63	x	-	2.74	x	1.59	x
			Debt Service Coverage	0.58	x	-	2.07	x	1.37	x
			TEV Coverage	0.00	x	-	4.12	x	2.17	x
			Liquidity	37.22%		-	257.40%		120.98%
			Spread Comparison	525	bps	-	700	bps	594	bps

Unitranche Debt	3,551,930	Market Analysis	Senior Leverage	10.55	x	-	33.01	x	12.68	x
			Total Leverage	10.55	x	-	33.01	x	12.68	x
			Interest Coverage	0.09	x	-	0.76	x	0.69	x
			Debt Service Coverage	0.07	x	-	0.70	x	0.64	x
			TEV Coverage	0.23	x	-	1.03	x	0.96	x
			Liquidity	49.37%		-	79.03%		76.21%
			Spread Comparison	0	bps	-	350	bps	317	bps

Second Lien Debt	16,715,000	Matrix Pricing	Senior Leverage	5.87	x	-	16.32	x	8.01	x
			Total Leverage	5.87	x	-	16.32	x	8.01	x
			Interest Coverage	0.40	x	-	2.03	x	1.32	x
			Debt Service Coverage	0.33	x	-	1.69	x	1.09	x
			TEV Coverage	0.77	x	-	2.05	x	1.54	x
			Liquidity	47.11%		-	321.60%		136.28%
			Spread Comparison	675	bps	-	850	bps	747	bps

Total	$260,192,284
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

The table above does not include $5,815,380 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the nine months ended September 30, 2023 and 2022 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Nine Months Ended September 30, 2023	Debt	Debt	Debt	Shares	Total
Fair Value as of December 31, 2022	$220,893,916	$91,865,688	$23,562,691	$3,653,999	$339,976,294
Transfers into Level 3	9,922,620	4,719,817	1,000,000	—	15,642,437
Transfers out of Level 3	(74,672,971)	—	(1,995,000)	—	(76,667,971)
Total gains:
Net realized (loss) gain(a)	(247,541)	68,373	18,682	—	(160,486)
Net unrealized (depreciation) appreciation(b)	(1,237,752)	(70,337)	(1,588,354)	236,816	(2,659,627)
New investments, repayments and settlements:(c)
Purchases	17,110,574	10,563,552	—	1,374,111	29,048,237
Settlements/repayments	(14,014,509)	(6,516,089)	(3,750,000)	—	(24,280,598)
Net amortization of premiums, PIK, discounts and fees	248,228	283,491	17,436	—	549,155
Sales	(15,439,777)	—	—	—	(15,439,777)
Fair Value as of September 30, 2023	$142,562,788	$100,914,495	$17,265,455	$5,264,926	$266,007,664
(a)	Included in net realized (loss) gain on the accompanying Statement of Operations for the nine ended September 30, 2023.
(b)	Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the nine months ended September 30, 2023.
(c)

Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Nine Months Ended September 30, 2022	Debt	Debt	Debt	Shares	Total
Fair Value as of December 31, 2021	$118,049,277	$19,092,768	$14,701,508	$1,346,357	$153,189,910
Transfers into Level 3	98,776,437	17,189,450	8,437,230	—	124,403,117
Transfers out of Level 3	(5,222,307)	—	(997,500)	—	(6,219,807)
Total gains:
Net realized gain(a)	230,389	38,731	5,583	107,938	382,641
Net unrealized (depreciation) appreciation(b)	(397,896)	(464,832)	525	162,334	(699,869)
New investments, repayments and settlements:(c)
Purchases	25,853,721	31,063,583	2,440,000	931,878	60,289,182
Settlements/repayments	(30,160,159)	(2,808,227)	(1,000,000)	—	(33,968,386)
Net amortization of premiums, PIK, discounts and fees	331,039	216,346	21,369	—	568,754
Sales	(360,400)	—	—	(188,450)	(548,850)
Fair Value as of September 30, 2022	$207,100,101	$64,327,819	$23,608,715	$2,360,057	$297,396,692

(a)Included in net realized gain (loss) on the accompanying Statement of Operations for the nine months ended September 30, 2022.

(b)Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the nine months ended September 30, 2022.

(c)Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at September 30, 2023 and 2022 was ($3,354,895) and $(754,851), respectively.

Investment Activities

The Company held a total of 242 investments with an aggregate fair value of $391,223,496 as of September 30, 2023. During the nine months ended September 30, 2023, the Company invested in 27 new investments for a combined $32,885,316 and in existing investments for a combined $9,522,941. The Company also received $37,397,666 in repayments from investments and $34,263,233 from investments sold during the nine months ended September 30, 2023.

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

Investment Concentrations

As of September 30, 2023, the Company’s investment portfolio consisted of investments in 210 companies located in 34 states across 25 different industries, with an aggregate fair value of $391,223,496. The five largest investments at fair value as of September 30, 2023 totaled $24,467,085 or 6.25% of the Company’s total investment portfolio as of such date. As of September 30, 2023, the Company’s average investment was $1,648,604 at cost.

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

The following table outlines the Company’s investments by security type as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$265,449,012	66.54%	$260,512,536	66.58%
Unitranche Debt	107,883,859	27.04%	106,357,009	27.19%
Second Lien Debt	20,953,387	5.25%	19,089,025	4.88%
Total Debt Investments	394,286,258	98.83%	385,958,570	98.65%
Equity and Preferred Shares	4,675,860	1.17%	5,264,926	1.35%
Total Equity Investments	4,675,860	1.17%	5,264,926	1.35%
Total Investments	$398,962,118	100.00%	$391,223,496	100.00%

	December 31, 2022
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$301,685,656	70.54%	$296,026,463	70.34%
Unitranche Debt	98,045,938	22.92%	96,585,505	22.95%
Second Lien Debt	24,667,515	5.77%	24,562,691	5.84%
Total Debt Investments	424,399,109	99.23%	417,174,659	99.13%
Equity and Preferred Shares	3,301,747	0.77%	3,653,999	0.87%
Total Equity Investments	3,301,747	0.77%	3,653,999	0.87%
Total Investments	$427,700,856	100.00%	$420,828,658	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Percentage of		Percentage of
		Total		Total
Industry	Fair Value	Investments	Fair Value	Investments
Healthcare & Pharmaceuticals	$74,497,721	19.04%	$74,735,672	17.76%
Services: Business	66,797,749	17.07	69,269,858	16.46
High Tech Industries	38,594,810	9.87	51,379,328	12.21
Banking, Finance, Insurance & Real Estate	32,717,287	8.36	32,865,053	7.81
Containers, Packaging & Glass	31,463,851	8.04	33,987,694	8.08
Capital Equipment	25,124,912	6.42	28,019,443	6.66
Chemicals, Plastics & Rubber	15,565,308	3.98	19,080,225	4.53
Aerospace & Defense	14,580,298	3.73	21,269,972	5.05
Services: Consumer	14,183,332	3.63	13,773,067	3.27
Transportation: Cargo	13,838,397	3.54	13,798,595	3.28
Automotive	13,637,043	3.49	10,520,824	2.50
Environmental Industries	9,985,340	2.55	7,517,679	1.79
Beverage, Food & Tobacco	9,323,128	2.38	11,310,292	2.69
Wholesale	8,459,233	2.16	3,771,670	0.90
Construction & Building	7,846,943	2.01	10,699,594	2.54
Hotels, Gaming & Leisure	2,291,637	0.59	2,148,253	0.51
Media: Advertising, Printing & Publishing	2,115,577	0.54	2,781,895	0.66
Consumer Goods: Non-Durable	1,976,015	0.51	5,534,099	1.32
Metals & Mining	1,675,662	0.43	1,689,870	0.40
Utilities: Electric	1,463,864	0.37	1,442,284	0.34
Forest Products & Paper	1,425,600	0.36	1,451,250	0.34
Retail	1,387,518	0.35	1,390,874	0.33
Utilities: Water	977,040	0.25	970,217	0.23
Energy: Electricity	936,000	0.24	948,150	0.23
Consumer Goods: Durable	359,231	0.09	472,800	0.11
	$391,223,496	100.00%	$420,828,658	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Midwest	$105,211,350	26.89%	$99,995,134	23.76%
Northeast	93,173,576	23.82	97,037,723	23.06
Southeast	49,796,958	12.73	54,739,431	14.77
West	50,445,700	12.89	54,750,013	13.01
Southwest	46,104,424	11.78	62,170,072	13.01
East	33,349,531	8.52	36,228,410	8.61
South	6,847,284	1.75	4,420,172	1.87
Northwest	3,579,530	0.92	3,606,809	0.86
Other(a)	2,715,143	0.69	7,880,894	1.05
Total Investments	$391,223,496	100.00%	$420,828,658	100.00%
(a)	The Company headquarters for UDG is located in Ireland. The Company headquarters for Intertape Polymer is located in Canada. The Company headquarters for Integro is located in the United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2023:

For the Fiscal Years Ending December 31:	Amount
2023	$2,347,687
2024	24,307,148
2025	39,568,361
2026	46,675,173
2027	72,694,410
Thereafter	213,319,321
Total contractual repayments	398,912,100
Adjustments to cost basis on debt investments(a)	(4,625,842)
Total Cost Basis of Debt Investments Held at September 30, 2023:	$394,286,258
(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three and nine months ended September 30, 2023, the Company recorded base management fees of $1,022,684 and $3,215,515, respectively, and waivers to the base management fees of $357,939 and $1,125,430, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2022, the Company recorded base management fees of $1,174,798 and $3,295,451, respectively, and waivers to the base management fees of $411,179 and $1,153,408, respectively, as set forth within the accompanying statements of operations.

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

For the three and nine months ended September 30, 2023, the Company recorded incentive fees related to net investment income of $1,487,402 and $4,234,793, respectively. Offsetting the incentive fees were waivers of the incentive fees of $893,033 and $2,671,096 for the three and nine months ended September 30, 2023,respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2022, the Company recorded incentive fees related to net investment income of $1,027,544 and $2,201,758, respectively. Offsetting the incentive fees were waivers of the incentive fees of $771,274 and $1,809,582 for the three and nine months ended September 30, 2022, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2023, respectively, as set forth within the accompanying statements of operations. The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2022, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2023 and December 31, 2022 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2023	December 31, 2022
Net base management fee due to Adviser	$664,745	$732,900
Net incentive fee due to Adviser	594,369	404,409
Total fees due to Adviser, net of waivers	1,259,114	1,137,309
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,325,364	$1,203,559

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$10,232,971	$6,758,713	$25,620,053	$11,703,094
Denominator for basic and diluted weighted average common shares	45,150,215	45,789,768	44,710,583	44,439,981
Basic and diluted net increase in net assets resulting from operations per common share	$0.23	$0.15	$0.57	$0.26

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

As of September 30, 2023, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of September 30, 2023 and December 31, 2022, were 44,518,983 and 46,376,461, respectively.

The following table details the activity of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022:

			Total	Total
		Capital in Excess	Distributable	Stockholders'
Three Months Ended September 30, 2023	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of June 30, 2023	$43,159	$407,609,250	$(11,482,795)	$396,169,614
Net investment income	—	—	9,320,979	9,320,979
Net realized loss from investment transactions	—	—	(22,470)	(22,470)
Net change in unrealized appreciation on investments	—	—	934,462	934,462
Issuance of shares	3,268	29,996,732	—	30,000,000
Repurchase of shares	(1,908)	(17,513,827)	—	(17,515,735)
Distributions to Stockholders	—	349,990	(349,990)	—
Balance as of September 30, 2023	$44,519	$420,442,145	$(1,599,814)	$418,886,850

			Total	Total
		Capital in Excess	Distributable	Stockholders'
Nine Months Ended September 30, 2023	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678
Net investment income	—	—	26,666,196	26,666,196
Net realized loss from investment transactions	—	—	(179,719)	(179,719)
Net change in unrealized depreciation on investments	—	—	(866,424)	(866,424)
Issuance of shares	3,268	29,996,732	—	30,000,000
Repurchase of shares	(5,125)	(47,510,610)	—	(47,515,735)
Distributions to Stockholders	—	—	(17,695,204)	(17,695,204)
Reinvested Dividends	—	58	—	58
Balance as of September 30, 2023	$44,519	$420,442,145	$(1,599,814)	$418,886,850

			Total	Total
		Capital in Excess	Distributable	Stockholders'
Three Months Ended September 30, 2022	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of June 30, 2022	$43,697	$413,668,452	$(8,559,759)	$405,152,390
Net investment income	—	—	6,593,356	6,593,356
Net realized gain from investment transactions	—	—	93,515	93,515
Net change in unrealized appreciation on investments	—	—	71,842	71,842
Issuance of shares	3,236	29,996,764	—	30,000,000
Repurchase of shares	(1,618)	(14,998,382)	—	(15,000,000)
Distributions to Stockholders	—	—	—	—
Reinvested Dividends	—	—	—	—
Balance as of September 30, 2022	$45,315	$428,666,834	$(1,801,046)	$426,911,103

			Total	Total
		Capital in Excess	Distributable	Stockholders'
Nine Months Ended September 30, 2022	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334
Net investment income	—	—	15,871,538	15,871,538
Net realized gain from investment transactions	—	—	431,080	431,080
Net change in unrealized depreciation on investments	—	—	(4,599,524)	(4,599,524)
Issuance of shares	9,092	84,990,908	—	85,000,000
Repurchase of shares	(3,738)	(34,996,262)	—	(35,000,000)
Distributions to Stockholders	—	—	(8,739,352)	(8,739,352)
Reinvested Dividends	—	27	—	27
Balance as of September 30, 2022	$45,315	$428,666,834	$(1,801,046)	$426,911,103

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2023, the Company had no short-term borrowing outstanding. For the three and nine months ended September 30, 2023, the Company recorded interest expense in connection with short-term borrowings of $27,390 and $446,070, respectively. As of September 30, 2022, the Company had short-term borrowings outstanding of $18,681,667. For the three and nine months ended September 30, 2022, the Company recorded interest expense in connection with short-term borrowings of $322,175 and $458,976, respectively. As of December 31, 2022, the Company had short-term borrowings outstanding of $13,178,611.

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

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2023 and December 31, 2022:

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	September 30, 2023	December 31, 2022
EdgeCo	Senior Secured Delayed Draw Term D Loan (First Lien)	S+	4.75%	10.15%	6/1/2026	Banking, Finance, Insurance & Real Estate	$972,000	$1,200,000
VC3	Senior Secured Delayed Draw Term Loan D	S+	5.25%	10.65%	3/12/2027	Services: Business	962,500	1,176,922
Golden Source	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.90%	5/12/2028	Services: Business	938,967	938,967
OrthoNebraska	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.90%	7/31/2027	Healthcare & Pharmaceuticals	914,913	—
InterMed	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.90%	12/24/2029	Healthcare & Pharmaceuticals	863,931	863,931
InterMed	Senior Secured Revolving Loan	S+	6.50%	11.90%	12/24/2028	Healthcare & Pharmaceuticals	863,931	846,172
Industrial Services Group	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.65%	12/7/2028	Services: Business	853,333	1,428,571
Discovery Education	Senior Secured Delayed Draw Term Loan (First Lien)	S+	5.75%	11.15%	4/6/2029	Services: Business	807,692	718,563
Vortex	Senior Secured Delayed Draw Term Loan	S+	6.00%	11.40%	9/4/2029	Environmental Industries	743,223	—
CPI International	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.90%	10/6/2024	Aerospace & Defense	718,563	687,983
Ned Stevens 2022-2	Senior Secured Delayed Draw Term Loan	S+	6.75%	12.15%	11/1/2029	Services: Consumer	700,630	807,692
Minds + Assembly	Senior Secured Revolving Loan	S+	6.50%	11.90%	5/3/2029	Healthcare & Pharmaceuticals	683,230	—
Alera	Senior Secured 2022 Delayed Draw Term Loan	S+	6.50%	11.90%	9/30/2028	Banking, Finance, Insurance & Real Estate	540,000	1,173,333
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	6.50%	11.90%	5/25/2029	Automotive	513,078	—
Industrial Services Group	Senior Secured Revolving Loan	S+	6.25%	11.65%	12/7/2028	Services: Business	510,476	513,699
Eliassen	Senior Secured Initial Delayed Draw Term Loan	S+	5.75%	11.15%	4/7/2028	Services: Business	507,407	625,344
GME Supply	Senior Secured Revolving Loan	S+	6.25%	11.65%	7/5/2027	Wholesale	502,934	—
Golden Source	Senior Secured Revolving Loan	S+	5.50%	10.90%	5/12/2028	Services: Business	469,484	469,484
Advancing Eyecare	Senior Secured Initial Delayed Draw Term Loan	S+	5.75%	11.15%	6/29/2029	Healthcare & Pharmaceuticals	462,000	462,000
OrthoNebraska	Senior Secured Revolving Loan	S+	6.50%	11.90%	7/31/2027	Healthcare & Pharmaceuticals	457,457	—
RevHealth	Senior Secured Revolving Loan	S+	5.75%	11.15%	7/22/2028	Healthcare & Pharmaceuticals	457,192	308,344
GME Supply	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.65%	7/5/2027	Wholesale	420,682	—
PracticeTek	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.90%	11/23/2027	High Tech Industries	372,137	1,889,313
Micro Merchant Systems	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.15%	12/14/2027	Healthcare & Pharmaceuticals	370,370	370,370
Vortex	Senior Secured Revolving Loan	S+	6.00%	11.40%	9/4/2029	Environmental Industries	369,988	—
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	11.40%	1/20/2028	Services: Business	365,388	365,388
PracticeTek	Senior Secured Revolving Loan	S+	5.50%	10.90%	11/23/2027	High Tech Industries	357,824	357,824
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	6.75%	12.15%	11/1/2029	Services: Consumer	338,469	338,469
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	11.15%	12/22/2025	Chemicals, Plastics & Rubber	325,012	486,239
USALCO	Senior Secured Revolving Loan	S+	6.00%	11.40%	10/19/2026	Chemicals, Plastics & Rubber	306,452	204,545
Paragon Films	Senior Secured Delayed Draw Term Loan (First Lien)	S+	5.00%	10.40%	12/16/2028	Containers, Packaging & Glass	297,030	297,030
MediaRadar	Senior Secured Revolving Loan	S+	6.00%	11.40%	7/22/2028	Media: Advertising, Printing & Publishing	296,296	296,296
Blue Cloud	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.90%	1/21/2028	Healthcare & Pharmaceuticals	296,000	400,000
Cerity Partners	Senior Secured Initial Revolving Loan	S+	6.50%	11.90%	7/27/2028	Banking, Finance, Insurance & Real Estate	286,738	-
Beta+	Senior Secured Revolving Credit Loan	S+	4.25%	9.65%	7/1/2027	Banking, Finance, Insurance & Real Estate	276,289	276,289
A1 Garage Door Service	Senior Secured Revolving Loan	S+	6.50%	11.90%	12/23/2028	Construction & Building	275,482	275,482
Whitcraft	Senior Secured Revolving Credit Loan	S+	7.00%	12.40%	2/15/2029	Aerospace & Defense	267,857	-
Accolite	Senior Secured Initial DDTL Loan	S+	6.00%	11.40%	4/10/2029	Services: Business	250,000	-
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	11.15%	4/7/2028	Services: Business	230,769	230,769
Liberty Group	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.15%	6/9/2028	Services: Business	204,545	200,001
Radwell	Senior Secured Delayed Draw Term Loan	S+	6.53%	11.92%	4/1/2029	Capital Equipment	200,001	185,484
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	11.40%	7/29/2028	Capital Equipment	198,769	286,738
A1 Garage Door Service	Senior Secured Closing Date Delayed Draw Term Loan	S+	6.50%	11.90%	12/23/2028	Construction & Building	194,518	571,429
Alliance Environmental Group	Senior Secured Delayed Draw Term Loan	S+	6.00%	11.40%	12/30/2027	Environmental Industries	182,119	177,273

Investment	Investment Type	Index (˄)	Spread		Interest Rate	Maturity	Industry	September 30, 2023	December 31, 2022
Liberty Group	Senior Secured Revolving Loan	S+	5.75%		11.15%	6/9/2028	Services: Business	$181,818	$227,273
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%		10.15%	4/21/2028	Healthcare & Pharmaceuticals	168,350	168,350
EPIC Insurance	Senior Secured Revolving Loan	S+	5.25%		10.65%	9/30/2027	Banking, Finance, Insurance & Real Estate	161,841	161,841
Integro	Senior Secured Tenth Amendment Delayed Draw Loan	S+	(12.25	% PIK)	17.40%	5/8/2023	Banking, Finance, Insurance & Real Estate	161,041	—
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.50%		10.90%	6/30/2028	Banking, Finance, Insurance & Real Estate	160,283	431,530
Blue Cloud	Senior Secured Revolving Loan	S+	5.50%		10.90%	1/21/2028	Healthcare & Pharmaceuticals	158,636	182,119
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	6.00%		11.40%	5/18/2028	Beverage, Food & Tobacco	142,857	111,111
Industrial Physics	Senior Secured Delayed Draw Term Loan	S+	6.25%		11.65%	7/31/2029	Containers, Packaging & Glass	142,857	—
The Facilities Group	Senior Secured Delayed Draw Term Loan	S+	5.75%		11.15%	11/30/2027	Services: Business	137,861	266,185
Insight Global	Senior Secured Revolving Loan	S+	6.00%		11.40%	9/22/2027	Services: Business	134,178	80,507
Cleaver Brooks	Senior Secured Revolving Loan	S+	5.75%		11.15%	7/31/2028	Capital Equipment	123,077	113,834
Health Management Associates	Senior Secured Delay Draw Term Loan	S+	6.25%		11.65%	3/31/2029	Services: Business	120,782	—
Community Brands	Senior Secured Delayed Draw Term Loan	S+	5.75%		11.15%	2/24/2028	Banking, Finance, Insurance & Real Estate	117,647	118,154
Omni Logistics	Senior Secured Revolving Credit Loan (First Lien)	S+	5.00%		10.40%	12/30/2025	Transportation: Cargo	113,834	117,647
Micro Merchant Systems	Senior Secured Revolving Loan	S+	5.75%		11.15%	12/14/2027	Healthcare & Pharmaceuticals	111,111	114,286
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%		11.65%	7/31/2028	Containers, Packaging & Glass	107,759	—
Epic Staffing Group	Senior Secured Delayed Draw Term Loan	S+	6.00%		11.40%	6/28/2029	Healthcare & Pharmaceuticals	104,358	174,419
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%		10.65%	12/17/2027	Transportation: Cargo	88,889	107,692
VC3	Senior Secured Revolving Credit	S+	5.25%		10.65%	3/12/2027	Services: Business	76,923	76,923
Applied Adhesives	Senior Secured Revolving Loan	S+	4.75%		10.15%	3/12/2027	Containers, Packaging & Glass	71,111	71,414
BlueHalo	Senior Secured Revolving Loan	S+	6.50%		11.90%	10/31/2025	Aerospace & Defense	70,386	16,556
Keter Environmental Services	Senior Secured Revolving Loan	S+	6.50%		11.90%	10/29/2027	Environmental Industries	68,400	50,160
Ansira	Senior Secured New Delayed Draw Term Loan	S+	(6.50	% PIK)	6.50%	12/20/2024	Media: Advertising, Printing & Publishing	66,388	88,889
Radwell	Senior Secured Revolving Loan	S+	6.75%		12.15%	4/1/2028	Capital Equipment	63,999	79,998
CPS	Senior Secured Revolving Credit Loan	S+	5.25%		10.65%	6/1/2028	Healthcare & Pharmaceuticals	59,988	68,750
Community Brands	Senior Secured Revolving Loan	S+	5.75%		11.15%	2/24/2028	Banking, Finance, Insurance & Real Estate	58,824	58,824
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%		11.65%	3/31/2029	Services: Business	56,838	—
Alliance Environmental Group	Senior Secured Revolving Loan	S+	6.00%		11.40%	12/30/2027	Environmental Industries	49,669	17,551
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	7.00%		12.40%	5/2/2029	Services: Business	49,020	—
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%		11.15%	3/31/2028	Capital Equipment	32,000	161,041
Cherry Bekaert	Senior Secured Delayed Draw Term Loan	S+	5.50%		10.90%	6/30/2028	Banking, Finance, Insurance & Real Estate	—	629,630
CoolSys	Senior Secured Delayed Draw Term Loan	S+	4.75%		10.15%	8/11/2028	Services: Business	—	465,278
Evans Network	Senior Secured Delayed Draw Term Loan (First Lien)	S+	4.25%		9.65%	8/19/2028	Transportation: Cargo	—	326,531
EPIC Insurance	Senior Secured Delayed Draw Term Loan	S+	5.25%		10.65%	9/29/2028	Banking, Finance, Insurance & Real Estate	—	21,877
Forefront	Senior Secured Delayed Draw Term Loan	S+	4.25%		9.65%	4/1/2029	Healthcare & Pharmaceuticals	—	7,786
Ivy Rehab	Senior Secured Delayed Draw Term Loan (First Lien)	S+	4.75%		10.15%	4/23/2029	Healthcare & Pharmaceuticals	—	176,471
Omni Logistics	Senior Secured Tranche 2 DDTL (First Lien)	S+	5.00%		10.40%	12/30/2026	Transportation: Cargo	—	71,111
Magnate	Senior Secured Delayed Draw Term Loan (First Lien)	S+	5.50%		10.90%	12/29/2028	Transportation: Cargo	—	36,607
Applied Adhesives	Senior Secured Delayed Draw Term Loan	S+	4.75%		10.15%	3/12/2027	Containers, Packaging & Glass	—	27,721
								$24,286,401	$24,258,010

Unfunded commitments represent all amounts unfunded as of September 30, 2023 and December 31, 2022. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Per Share Data:
Net asset value, beginning of period	$9.18	$9.27	$9.24	$9.36
Net investment income(a)	0.21	0.14	0.60	0.36
Net realized (loss) gain on investments and change in unrealized depreciation on investments(a)(b)	0.02	0.01	(0.03)	(0.10)
Net increase in net assets resulting from operations	$0.23	$0.15	$0.57	$0.26

Effect of equity capital activity
Distributions to stockholders from net investment income(a)	—	—	(0.39)	(0.20)
Distributions to stockholders from return of capital(a)	—	—	(0.01)	—
Net asset value at end of period	$9.41	$9.42	$9.41	$9.42
Total return(c)	2.51%	1.62%	6.28%	2.78%
Shares of common stock outstanding at end of period	44,518,983	45,314,885	44,518,983	45,314,885

Statement of Assets and Liabilities Data:
Net assets at end of period	$418,886,850	$426,911,103	$418,886,850	$426,911,103
Average net assets(d)	403,742,026	424,590,597	411,268,074	414,120,178

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized(e)	2.89%	2.68%	2.90%	2.26%
Ratio of net expenses to average net assets - annualized(f)	1.66%	1.57%	1.66%	1.30%
Ratio of net investment income to average net assets - annualized	9.16%	6.16%	8.67%	5.12%
Portfolio turnover(g)	8.77%	0.92%	8.64%	0.95%
(a)	Based on weighted average basic per share of Common Stock data.
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

Note 12. Subsequent Events

Subsequent to September 30, 2023 through November 13, 2023, the Company invested $13,826,494 at cost in 30 different portfolio companies.

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

This quarterly report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	changes in political, economic or industry conditions, rising interest rates and conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
●	the state of and changes in the general economy, including a possible slowdown in the economy;
●	the risk of recession;
●	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;
●	rising levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
●	general price and volume fluctuations in the stock markets;
●	uncertainty surrounding global financial stability, including the liquidity of certain banks;
●	uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China, and the war between Russia and Ukraine;
●	the ability of our portfolio companies to achieve their objectives;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	risk associated with possible disruptions in our operations or the economy generally;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Adviser and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the adequacy of our financing sources and working capital;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 20, 2023 (file no. 814-01154) (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of September 30, 2023, was approximately $391,223,496 and held in 210 portfolio companies as of September 30, 2023. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2022, was approximately $420,828,658 and held in 222 portfolio companies as of December 31, 2022.

During the nine months ended September 30, 2023, we invested in 27 new syndicated investments for a combined $32,885,316 and in existing investments for a combined $9,522,941. We also received $37,397,666 in repayments from investments and $34,263,233 from investments sold during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we invested in 105 new investments for a combined $85,123,197 and in existing investments for a combined $9,221,444. We also received $52,253,887 in repayments from investments and $4,047,932 from investments sold during the nine months ended September 30, 2022.

In addition, for the three and nine months ended September 30, 2023, we had a change in unrealized appreciation (depreciation) of approximately $934,462 and $(866,424) respectively, and realized losses of $22,470 and $179,719, respectively. In addition, for the three and nine months ended September 30, 2022, we had a change in unrealized appreciation (depreciation) of approximately $71,842 and $(4,599,524) respectively, and realized gains of $93,515 and $431,080, respectively.

Our investment activity for the nine months ended September 30, 2023 and 2022, is presented below:

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Beginning investment portfolio, at fair value	$420,828,658	$403,054,374
Investments in new portfolio investments	32,885,316	85,123,197
Investments in existing portfolio investments	9,522,941	9,221,444
Principal repayments	(37,397,666)	(52,253,887)
Proceeds from investments sold	(34,263,233)	(4,047,932)
Change in premiums, discounts and amortization	693,623	712,849
Net change in unrealized depreciation on investments	(866,424)	(4,599,524)
Realized (loss) gain on investments	(179,719)	431,080
Ending portfolio investment activity, at fair value	$391,223,496	$437,641,601
Number of portfolio investments	242	257
Average investment amount, at cost	$1,648,604	$1,725,601
Percentage of investments at floating rates	99.17%	100.00%

As of September 30, 2023 and December 31, 2022, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2023 through November 13, 2023, the Company invested $13,826,494 at cost in 30 different portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and nine months ended September 30, 2023 and 2022 is presented in the table below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total interest income from non-controlled/non-affiliated investments	$10,798,191	$8,067,475	$31,370,065	$19,519,603
Total other interest income	87,639	10,850	213,217	11,630
Total other income	121,841	196,474	193,094	374,849
Total investment income	$11,007,671	$8,274,799	$31,776,376	$19,906,082

Total investment income for the three months ended September 30, 2023 increased to $11,007,671 from $8,274,799 for the three months ended September 30, 2022, and was driven by the increase in LIBOR and SOFR. Total investment income for the nine months ended September 30, 2023 increased to $31,776,376 from $19,906,082 for the nine months ended September 30, 2022, and was driven by an increase in LIBOR and SOFR. As of September 30, 2023 and 2022, the size of our debt portfolio was $394,286,258 and $440,936,825 at amortized cost, respectively, with total debt principal amount outstanding of $398,912,100 and $445,300,644, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Base management fee(a)	$1,022,684	$1,174,798	$3,215,515	$3,295,451
Incentive fee(a)	1,487,402	1,027,544	4,234,793	2,201,758
Interest expense(b)	27,390	322,175	446,070	458,976
Professional fees	190,921	134,052	402,827	426,588
Directors' fees	63,750	60,000	191,250	180,000
Administrative fee(a)	66,250	66,250	198,750	198,750
Other expenses	79,267	79,077	217,501	236,011
Total expenses	2,937,664	2,863,896	8,906,706	6,997,534
Base management fee waivers(a)	(357,939)	(411,179)	(1,125,430)	(1,153,408)
Incentive fee waivers(a)	(893,033)	(771,274)	(2,671,096)	(1,809,582)
Total expenses, net of waivers	$1,686,692	$1,681,443	$5,110,180	$4,034,544

(a)Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

(b)Refer to Note 8-Borrowing within the financial statements for a description of the relevant expenses.

The decrease in base management fees before waivers for the three months ended September 30, 2023 in comparison to the three months ended September 30, 2022 was driven by our decreasing average gross assets balance. For the three months ended September 30, 2023 and 2022, we accrued gross base management fees before waivers of $1,022,684 and $1,174,798, respectively. Offsetting those fees, we recognized base management fee waivers of $357,939 and $411,179 for three months ended September 30, 2023 and 2022, respectively. The decrease in base management fees before waivers for the nine months ended June 30, 2023 in comparison to the nine months ended September 30, 2022 was driven by our decreasing average gross assets balance. For the nine months ended September 30, 2023 and 2022, we accrued gross base management fees before waivers of $3,215,515 and $3,295,451, respectively. Offsetting those fees, we recognized base management fee waivers of $1,125,430 and $1,153,408 for nine months ended September 30, 2023 and 2022, respectively.

The increase in incentive fees before waivers for the three and nine months ended September 30, 2023 in comparison to the three and nine months ended September 30, 2022 was driven by our increase in net investment income. For the three and nine months ended September 30, 2023, we accrued incentive fees related to net investment income before waivers of $1,487,402 and $4,234,793, respectively. Offsetting those fees, we recognized incentive fee waivers of $893,033 and $2,671,096, respectively. For the three and nine months ended September 30, 2022, we accrued incentive fees related to net investment income before waivers of $1,027,544 and $2,201,758, respectively. Offsetting those fees, we recognized incentive fee waivers of $771,274 and $1,809,582, respectively.

Additionally, we accrued $66,250 and $198,750 of administrative fees for each of the three and nine month periods ended September 30, 2023 and 2022, respectively. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three and nine months ended September 30, 2023, we incurred professional fees of $190,921 and $402,827, respectively, related to audit fees, tax fees, and legal fees. During the three and nine months ended September 30, 2022, we incurred professional fees of $134,052 and $426,588, respectively, related to audit fees, tax fees, and legal fees.

During the three and nine months ended September 30, 2023, we incurred expenses related to fees paid to our independent directors of $63,750 and $191,250, respectively. During the three and nine months ended September 30, 2022, we incurred expenses related to fees paid to our independent directors of $60,000 and $180,000, respectively.

During the three and nine months ended September 30, 2023, we incurred interest expense of $27,390 and $446,070, respectively, in connection with our short-term borrowings. During the three and nine months ended September 30, 2022, we incurred interest expense of $322,175 and $458,976, respectively, in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $(22,470) and $93,515 in net realized (losses) gains for the three months ended September 30, 2023 and 2022, respectively. We recognized $(179,719) and $431,080 in net realized (losses) gains for the nine months ended September 30, 2023 and 2022, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
First Lien Debt	$1,029,823	$538,619	$714,263	$(4,590,221)
Unitranche Debt	71,738	(706,854)	(57,966)	(334,777)
Second Lien Debt	(239,746)	(36,679)	(1,759,537)	(21,050)
Equity and Preferred Shares	72,647	276,756	236,816	346,524
Net change in unrealized appreciation (depreciation) on investments	$934,462	$71,842	$(866,424)	$(4,599,524)

Net change in unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2023 and 2022 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of September 30, 2023 and December 31, 2022, we had cash of $29,252,094 and $15,923,163, respectively.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $61,718,423. The primary operating activities during this period were investments in portfolio companies. The Company invested $32,885,316 in new portfolio investments and $9,522,941 in existing portfolio investments during the nine months ended September 30, 2023. This was offset by repayments of bank loans and sales of investments of $37,397,666 and $34,263,233, respectively. Net cash used in operating activities for the nine months ended September 30, 2022 was $59,662,071. The primary operating activities during this period were investments in portfolio companies. The Company invested $85,123,197 in new portfolio investments and $9,221,444 in existing portfolio investments during the nine months ended September 30, 2022. This was offset by repayments of bank loans and sales of investments of $52,253,887 and $4,047,932, respectively.

As of September 30, 2023, we had 74 investments with unfunded commitments of $24,286,401. As of December 31, 2022, we had 66 investments with unfunded commitments of $24,258,010. We believe that, as of both September 30, 2023 and December 31, 2022, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Beginning investment portfolio	$420,828,658	$403,054,374
Investments in new portfolio investments	32,885,316	85,123,197
Investments in existing portfolio investments	9,522,941	9,221,444
Principal repayments	(37,397,666)	(52,253,887)
Proceeds from sales of investments	(34,263,233)	(4,047,932)
Net change in unrealized depreciation on investments	(866,424)	(4,599,524)
Net realized (loss) gain on investments	(179,719)	431,080
Net change in premiums, discounts and amortization	693,623	712,849
Investment Portfolio, at Fair Value	$391,223,496	$437,641,601

Financing Activities

Net cash used in our financing activities for the nine months ended September 30, 2023 was $48,389,492, which consisted of $30,000,000 in issuances of 3,267,974 shares to our stockholders, $47,515,735 in repurchases of 5,125,458 shares to our stockholders in connection with the Tender Offer during the period, $13,178,611 in connection with repayments of our short-term borrowings during the period, and $17,695,146 of distributions paid to our common stockholders during the period. Net cash provided by our financing activities for the nine months ended September 30, 2022 was $59,942,342, which consisted of $85,000,000 from issuances of 9,092,488 shares to our stockholders, in connection with our capital calls during the period and $18,681,667 in connection with our short-term borrowings during the period. This was partially offset by $35,000,000 in repurchases of 3,739,014 shares to our stockholders, in connection to the tender offer during the period and $8,739,325 in distributions payable to stockholders.

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

As of September 30, 2023, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of September 30, 2023 and December 31, 2022, were 44,518,983 and 46,376,461, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $17,695,204, or $0.410 per share during the three and nine months ended September 30, 2023. We declared distributions of $8,739,352, or $0.200 per share during the three and nine months ended September 30, 2022.

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

Related Party Fees

For the three months ended September 30, 2023 and 2022, we recorded base management fees of $1,022,684 and $1,174,798, respectively. Offsetting these fees were waivers to the base management fees of $357,939 and $411,179, respectively, as set forth within the accompanying statements of operations. For the nine months ended September 30, 2023 and 2022, we recorded base management fees of $3,215,515 and $3,295,451, respectively. Offsetting those fees were waivers to the base management fees of $1,125,430 and $1,153,408, respectively, as set forth within the accompanying statements of operations.

For the three months ended September 30, 2023 and 2022, we recorded incentive fees of $1,487,402 and $1,027,544, respectively. Offsetting these waivers to the incentive fees of $893,033 and $771,274, respectively, as set forth within the accompanying statements of operations. For the nine months ended September 30, 2023 and 2022, we recorded incentive fees of $4,234,793 and $2,201,758, respectively. Offsetting those fees were waivers to the incentive fees of $2,671,096 and $1,809,582, respectively, as set forth within the accompanying statements of operations.

For both the three months ended September 30, 2023 and 2022, we recorded administrative fees of $66,250, as set forth within the accompanying statements of operations. For both the nine months ended June 30, 2023 and 2022, we recorded administrative fees of $198,750, as set forth within the accompanying statements of operations.

Fees due to related parties as of September 30, 2023 and December 31, 2022 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2023	December 31, 2022
Net base management fee due to Adviser	$664,745	$732,900
Net incentive fee due to Adviser	594,369	404,409
Total fees due to Adviser, net of waivers	1,259,114	1,137,309
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,325,364	$1,203,559

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

On January 9, 2023, the Company issued a Tender Offer to repurchase $15,000,000 worth of Common Stock from the Stockholder. The Offer was accepted on February 7, 2023. On March 27, 2023, the Company issued a Tender Offer to repurchase $15,000,000 worth of Common Stock from the Stockholder. The Offer was accepted on April 24, 2023. On July 12, 2023, the Company issued a Tender Offer to repurchase $17,515,735 worth of Common Stock from the Stockholder. The Offer was accepted on August 9, 2023.

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

The Valuation Designee utilizes the following multi-step process in determining fair value for the Company’s investments for which market quotations are not “readily available”:

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2023, we had 74 investments with unfunded commitments of $24,286,401. As of December 31, 2022, we had 66 investments with unfunded commitments of $24,258,010. We believe that, as of September 30, 2023 and December 31, 2022, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates based on SOFR or an equivalent risk-free index rate. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Stock and our rate of return on invested capital. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Increase (decrease) in
Change in interest rates	investment income
Up 300 basis points	11,967,363
Up 200 basis points	7,978,242
Up 100 basis points	3,989,121
Down 100 basis points	(3,989,121)
Down 200 basis points	(7,978,242)
Down 300 basis points	(11,967,363)

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

As a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their Shares over the next year following the calendar quarter in which the approval was obtained. On January 9, 2023, the Company issued a Tender Offer to repurchase $15,000,000 worth of Common Stock from the Stockholder. The Offer was accepted on February 7, 2023. On March 27, 2023, the Company issued a Tender Offer to repurchase $15,000,000 worth of Common Stock from the Stockholder. The Offer was accepted on April 24, 2023. On July 12, 2023, the Company issued a Tender Offer to repurchase $17,515,735 worth of Common Stock from the Stockholder. The Offer was accepted on August 9, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

101*	XBRL Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: November 13, 2023	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer