Form 10-K
period 2023-12-31
Audax Credit BDC Inc.
filed 2024-03-27
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of December 31, 2023, there was no established public market for the registrant’s common stock. The registrant had 44,518,989 shares of common stock, par value $0.001 per share, issued and outstanding as of March 27, 2024.

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

Although we have no present intention of doing so, we may decide to incur indebtedness for the purpose of funding investments and for general corporate purposes, which we refer to as “leverage.” If we do incur leverage in the near term, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Specifically, as a BDC, and absent specific authorization by our board of directors (“Board of Directors”) or stockholders, we are only allowed to borrow amounts such that our asset coverage meets the requirements of the 1940 Act, which is currently at least 200% after such borrowing. In determining whether to use leverage, we will analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

Available Information

Our address is 101 Huntington Avenue, Boston, MA 02199. Our phone number is (617) 859-1500, and our internet address is www.audaxcreditbdc.com.

Key Elements of Investment Strategy

We have implemented the following investment strategy:

●	invest primarily in first lien senior secured loans and selectively in second lien loans to privately owned U.S. middle-market companies to take advantage of what we perceive to be higher pricing, more attractive structures and lower volatility than other fixed income investments, including larger, broadly syndicated loans (which we define for purposes of this annual report to be, in general, loans to companies generating substantially more than $75 million of annual EBITDA);
●	utilize our Adviser’s investment team’s experience in middle-market debt investing; the senior team members average 30 years of middle-market debt investing experience through all phases of the credit cycle;
●	benefit from the broad deal sourcing capabilities and due diligence insights of the platform developed by our Adviser and its affiliates, which we refer to, collectively, as Audax Group, as well as Audax Group’s primary research model and expertise in investing at each level of the capital structure of portfolio companies;
●	perform thorough credit analyses on investment opportunities with a focus on principal preservation and downside protection;
●	build a diversified portfolio of investments by company and industry; and
●	rigorously monitor company and portfolio performance.

We lend directly to borrowers and generally structure our investments to include fixed repayment schedules and extensive contractual rights and remedies. We generally focus on cash-pay instruments that pay interest on a monthly or quarterly basis, typically with maturities of between five and seven years. Such first lien senior secured loans typically do not include equity co-investments, warrants or PIK payment terms. However, to the extent we invest in securities ranking more junior in a borrower’s capital structure, which is not a focus of our portfolio, such investments may include some or all of these attributes. Any equity co-investments, warrants or PIK instruments we hold may involve certain risks that are not applicable to the types of securities in which we typically invest. These risks include the possibility of being unsecured with respect to our claim on such investments if the portfolio company were to go bankrupt or being paid less upon such bankruptcy than we otherwise would have had such investment been in the form of a senior loan.

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”). We also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as an “Interest Floor.” This feature sets a minimum rate to be used as the loan’s interest rate calculation. As of December 31, 2023, Interest Floors in our loan agreements ranged from 0.00% to 2.00% per annum. See “Item 1A. Risk Factors – Risks Related to our Investments – We are exposed to risks associated with changes in interest rates” for more information.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2023, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 0.50%.

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

Floating rate instruments. Middle-market loans are typically priced at a spread above SOFR or another risk-free rate, with minimal interest rate duration. We believe floating rate instruments provide our stockholders with a level of protection against any increase in the general level of interest rates. In addition, SOFR Floors offer protection in a low interest rate environment.

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

Middle-market loans generally earn a premium over broadly syndicated loans. From January 2000 through December 2023, the loan spread premium of middle-market loans over broadly syndicated loans ranged between -5 basis points and 209 basis points. Over that same period, the average spread of middle-market loans was 111 basis points higher than the average spread of broadly syndicated loans. As of December 31, 2023, the interest rate spread gap was near historically wide levels, with middle-market loans earning on average 157 basis points more than broadly syndicated loans during the twelve months ended December 31, 2023.

Middle-market loans generally benefit from lower leverage. Since the beginning of 1997 through the end of 2023, the difference in the ratio of total debt to EBITDA for middle-market and broadly syndicated loans generally ranged between 0.1x and 0.9x. On average, the total debt to EBITDA ratio for middle-market loans was 0.5x lower than broadly syndicated loans during that 27-year period.

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

The principals of our Adviser who are responsible for its senior debt advisory activities have worked together at Audax Group and previously at General Electric Capital Corporation for more than 22 years, during which time they have focused on investing in senior debt issued by private middle-market companies and have invested in excess of $28.6 billion through multiple cycles. We believe that we benefit from our Adviser’s experience in originating investments for us and, (to the extent permitted by the 1940 Act and the exemptive relief that we and the Adviser have been granted from the U.S. Securities and Exchange Commission, or the SEC), co-investment opportunities.

From its inception in 2007 through the end of December 31, 2023, the senior debt business of our Adviser, or Audax Senior Debt, invested $28.6 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the origination and private equity businesses of Audax Group, together held investments in over 500 middle-market companies across a wide variety of industries as of December 31, 2023.

Specifically, we believe Audax Senior Debt and the Audax Group platform provide advantages in sourcing transactions, accessing proprietary due diligence (subject to applicable confidentiality obligations), and leveraging the lengthy investing experience of the senior members of the Audax Group investment team.

●	Sourcing—Audax Group’s mezzanine and private equity teams often get an early look at prospective middle-market merger and acquisition, or M&A, transactions in the early stages of a sale process. Given this early insight into middle-market sale transactions, our Adviser can often evaluate investment opportunities before many of its competitors. Since most of these M&A transactions have a senior debt component, we believe the Adviser’s investment team often becomes aware of senior debt lending opportunities well before other firms.
●	Due diligence—As of December 31, 2023, Audax Group held over 500 portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.
●	Investing experience—As of December 31, 2023, the Co-CEOs and 47 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 24 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2023, the Audax Group platform sourced 9,248 senior debt investment opportunities and invested $28.6 billion in 951 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to take advantage of opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2023, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of our loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 4.69x and an average interest rate spread of 4.85%, which is the difference between the interest rate on our loan and the interest rate on the comparable risk-free instrument, typically the three-month SOFR. We believe both of these measures compare favorably to broadly syndicated and other middle-market loans that have come to market during the same period.

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

Capital Structure. Appropriate capitalization is a critical factor in a company’s ability to weather economic, industry, or company-specific downturns. Therefore, we seek to invest in transactions that are prudently leveraged relative to a company’s current and projected cash flow generating capability and underlying asset and enterprise value. Our Adviser’s due diligence focuses on industry dynamics and a company’s future cash needs. Key metrics that the Adviser generally reviews when analyzing capitalization include:

●	leverage ratios with respect to senior debt and total debt;
●	interest expense coverage ratios, which measure the ability of the company to pay interest on its debt obligations; and
●	fixed charge coverage ratios, which measure the ability of the company to service annual financial obligations, including interest expense, loan principal payments, and capital expenditures.

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select unitranche and second lien loans by making investments generally in the range of $1.0 million to $5.0 million in privately owned, U.S.-based middle-market companies. Set forth below is a list of our ten largest investments as of December 31, 2023 and 2022, as well as the top ten industries in which we were invested as of December 31, 2023 and 2022, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2023
		Percentage of Total
Portfolio Company	Fair Value	Investments
InMark	$6,354,184	1.64%
American Vision Partners	4,862,288	1.26
Cerity Partners 2022	4,601,254	1.19
Augusta Sportswear 2023	4,410,000	1.14
LegalShield 2021	4,397,773	1.14
Ned Stevens 2022-2	4,361,461	1.13
Engine & Transmission Exchange	4,254,276	1.10
Alliance Environmental Group	4,207,260	1.09
Cherry Bekaert	4,201,177	1.09
Industrial Service Group	4,157,848	1.07
	$45,807,522	11.83%

	December 31, 2022
		Percentage of
		Total
Portfolio Company	Fair Value	Investments
InMark	$6,419,952	1.53%
American Vision Partners	4,856,470	1.15
StandardAero 2019	4,758,240	1.09
Cerity Partners 2022	4,570,390	1.02
LegalShield 2021	4,305,152	1.00
InnovateMR	4,200,101	0.99
RevHealth	4,150,791	0.95
Floworks	3,980,000	0.94
Tank Holdings	3,970,050	0.94
Alliance Environmental Group	3,959,048	0.93
	$45,170,195	10.54%

	December 31, 2023
		Percentage of
		Total
Industry	Fair Value	Investments
Healthcare & Pharmaceuticals	$71,803,100	18.56%
Services: Business	69,531,461	17.96
High Tech Industries	34,223,801	8.84
Banking, Finance, Insurance & Real Estate	33,440,236	8.64
Containers, Packaging & Glass	31,380,531	8.10
Capital Equipment	24,565,354	6.34
Services: Consumer	16,468,470	4.31
Chemicals, Plastics & Rubber	15,377,063	3.97
Transportation: Cargo	13,807,618	3.57
Automotive	13,785,929	3.56
	$324,383,563	83.85%

	December 31, 2022
		Percentage of
Industry	Fair Value	Total Investments
Healthcare & Pharmaceuticals	$74,735,672	17.76%
Services: Business	69,269,858	16.46
High Tech Industries	51,379,328	12.21
Containers, Packaging & Glass	33,987,694	8.08
Banking, Finance, Insurance & Real Estate	32,865,053	7.81
Capital Equipment	28,019,443	6.66
Aerospace & Defense	21,269,972	5.06
Chemicals, Plastics & Rubber	19,080,225	4.54
Transportation: Cargo	13,798,595	3.28
Services: Consumer	13,773,067	3.27
	$358,178,907	85.13%

Investment Committee

The purpose of our Adviser’s investment committee, or the Investment Committee, is to evaluate and approve all investments by our Adviser. The Investment Committee review process is intended to bring the diverse experience and perspectives of the committee members to the analysis and consideration of every investment. We believe this process provides consistency to our Adviser’s investment philosophy and policies. The Investment Committee also determines appropriate investment size and mandates ongoing monitoring requirements. No member of the Investment Committee serves as the lead portfolio manager, and its members are equally responsible for the management of our portfolio.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of the value of our gross assets. Pursuant to the Waiver Agreement, the Adviser has agreed to waive the right to receive the base management fee to the extent necessary so that the base management fee payable under the Investment Advisory Agreement equals, and is calculated in the same manner as if, the base management fee otherwise payable by us were calculated at an annual rate equal to 0.65% (instead of an annual rate of 1.00%).

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

Incentive Fee on Pre-Incentive Fee Net Investment Income

We determine pre-incentive fee net investment income in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, including, in the case of investments with a deferred interest feature, such as OID, debt instruments with PIK, interest and zero coupon securities, accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.0% per quarter (4.0% annualized). We determine our average gross assets during each fiscal quarter and calculate the base management fee payable with respect to such amount at the end of each fiscal quarter. As a result, a portion of our net investment income is included in our gross assets for the period between the date on which such income is earned and the date on which such income is distributed. Therefore, our net investment income used to calculate part of the Incentive Fee is also included in the amount of our gross assets used to calculate the 1.0% annual base management fee. We pay our Adviser an Incentive Fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

●	no amount is paid on the income-portion of the Incentive Fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.0% (4.0% annualized);
●	100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.1765 % in any calendar quarter (4.706% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.1765%) as the “catch-up” provision. The catch-up is meant to provide our Adviser with 15.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.1765% in any calendar quarter (4.706% annualized); and
●	15.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 1.1765% in any calendar quarter (4.706% annualized) is payable to our Adviser.

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

Incentive fee        = 15% × pre-incentive fee net investment income, subject to “catch-up”(4)

= 100% × “catch-up” + (15% × (pre-incentive fee net investment income –1.1765%))

Catch-up              = 1.1765% – 1.0% = 0.1765%

Incentive fee        = (100% × 0.1765%) + (15% × (1.60% –1.1765%))

= 0.1765% + (15% × 0.4235%)

= 0.1765% + 0.063525%

= 0.24%

(*)	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 4.0% annualized hurdle rate.
(2)	Represents 1% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide our Adviser with an Incentive Fee of approximately 15.0% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.1765% in any calendar quarter (4.706% annualized).

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

●	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
●	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
●	Year 3: FMV of Investment B determined to be $25 million
●	Year 4: Investment B sold for $31 million

The capital gains portion of the Incentive Fee, if any, would be:

●	Year 1: None
●	Year 2: $4.5 million capital gains incentive fee $30 million realized capital gains on sale of Investment A multiplied by 15%
●	Year 3: None

$3.75 million cumulative fee (15% multiplied by $25 million ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $4.5 million (previous capital gains fee paid in Year 2)

●	Year 4: $150,000 capital gains incentive fee

$4.65 million cumulative fee ($31 million cumulative realized capital gains multiplied by 15%) less $4.5 million (previous capital gains fee paid in Year 2)

Alternative 2

Assumptions

●	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
●	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
●	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
●	Year 4: FMV of Investment B determined to be $35 million
●	Year 5: Investment B sold for $20 million

The capital gains portion of the Incentive Fee, if any, would be:

●	Year 1: None
●	Year 2: $3.75 million capital gains incentive fee

15% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

●	Year 3: $1,050,000 capital gains incentive fee

$4.8 million cumulative fee (15% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)

●	Year 4: None
●	Year 5: None

$3.75 million cumulative fee (15% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.8 million (previous cumulative capital gains fee paid in Year 2 and Year 3)

Investment Valuation Policy

On December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act (the “Valuation Rule”), which established an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Valuation Rule, which became effective on September 8, 2022, our Board of Directors designated the Adviser as our valuation designee (the “Valuation Designee”) to perform fair value determinations relating to the value of our assets for which market quotations are not readily available in good faith. Such valuation by the Valuation Designee must be made in good faith and may be based on, among other things, the input of independent third-party valuation firms, where applicable. The Valuation Designee’s valuation process is subject to our Board of Directors’ oversight.

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing the good faith fair value determination of our investments for which market quotations are not readily available based on our investment valuation policy (the “Policy”) and for overseeing the Valuation Designee. Such review and oversight include receiving written fair value determinations and supporting materials provided by the Valuation Designee and any independent third-party valuation firms as may be used by the Valuation Designee or our Board of Directors from time to time.

As part of the valuation process, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of our investments: applicable market yields and multiples; security covenants; call protection provisions; information rights; comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public; comparable merger and acquisition transactions; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flow; available current market data, including relevant and applicable markets in which the portfolio company does business; and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event in its valuation of the portfolio investment.

The Valuation Designee utilizes the following multi-step process in determining fair value for our investments for which market quotations are not “readily available”:

●	The Adviser’s investment professionals responsible for the portfolio investment and other senior members of the Adviser’s investment and management team, with oversight from the Adviser’s finance team, will make initial valuations of each investment;
●	The Adviser’s investment professionals and management team, with oversight by the Adviser’s finance and compliance team, will document the preliminary valuation conclusions and oversee sample testing of valuations with third-party valuation agents;
●	The preliminary valuation conclusions will be presented to the valuation committees for consideration;
●	The valuation committees will discuss the recommended valuations and determine, in good faith, the fair value of each investment;
●	The valuation determinations of the valuation committees will be presented to the risk committee and then shared with our CEO and CFO; and
●	The Adviser will provide certain quarterly and annual reports to our Board of Directors.

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

The Valuation Designee determines fair value in good faith for all our investments without readily available market quotations by using methodologies consistent with the principles of the valuation approaches set forth in Financial Accounting Standards Board Accounting Standards Codification 820 (“ASC 820”), Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder.

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

Subject to the oversight of our Board of Directors, the Valuation Designee has the overall responsibility for the implementation and monitoring of our pricing policies to ensure fair, accurate and current valuations.

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

Advisory and Administrative Services

We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. No compensation is paid directly by us to any of our interested directors or executive officers. We pay our Adviser our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Messrs. Magid and McGonigle, as Managing Directors, have general oversight responsibility for Audax Senior Debt. Mr. McGonigle joined Audax Group in 2007 and manages the activities of Audax Senior Debt. He has over 40 years of experience in sourcing, underwriting, and managing the type of loans and other securities purchased by Audax Senior Debt. Mr. McGonigle leads a team of 25 seasoned debt investment professionals. In addition, the Audax Senior Debt team is supported by experienced finance, accounting, legal, operations and investor relations professionals as a part of the Audax Group platform and the Administrator’s proposed services to us. Our Adviser may hire additional investment professionals in the future.

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

For purposes of this discussion, a “U.S. stockholder” generally is a beneficial owner of Shares who is for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;
●	a corporation or other entity treated as a corporation, for U.S. federal income tax purposes, created or organized in or under the laws of the United States, any state thereof, or the District of Columbia;
●	a trust if a court within the United States can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions (or a trust that has made a valid election to be treated as a U.S. person); or
●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

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

Taxation as a Regulated Investment Company

If we:

●	qualify as a RIC; and
●	satisfy the Annual Distribution Requirement,

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must:

●	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or foreign currencies, or the 90% Income Test; and
●	diversify our holdings so that at the end of each quarter of the taxable year:
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

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2023, 2022, and 2021.

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

●	Investing in the Shares involves a high degree of risk, and you could lose all or part of your investment.
●	Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.
●	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
●	Our portfolio securities may be thinly traded and, as a result, the lack of liquidity in our investments may adversely affect our business.
●	We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
●	We are exposed to risks associated with changes in interest rates.
●	To the extent we make investments in restructurings and reorganizations they may be subject to greater regulatory and legal risks than other traditional investments in portfolio companies.
●	There is no public market for the Shares, and we do not expect any market for the Shares to develop.
●	Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
●	Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
●	We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

●	A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.
●	Our Adviser and its affiliates, including our officers and some of our directors, could face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.
●	Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose its key professional(s), our ability to achieve our investment objective could be significantly harmed.
●	Regulations governing our operation as a BDC and a RIC may affect our ability to, and the way in which we, raise additional capital and reduce our operating flexibility.
●	Each of our Adviser and Administrator is able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
●	Global capital markets could enter a period of severe disruption and instability due to future recessions, political instability, geopolitical turmoil and foreign hostilities, disease pandemics and other serious health events. These market disruptions have historically had and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially adverse impact on our business and financial condition.
●	Political, social, and economic uncertainty, including uncertainty related to the COVID-19 Pandemic, creates and exacerbates risks.
●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

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

We generally invest primarily in privately owned U.S. companies. Investments in privately owned companies pose certain incremental risks as compared to investments in public companies. For example, such private companies:

●	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
●	may have limited financial resources and may be unable to meet their obligations under the debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

●	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and
●	may have less predictable operating results, may from time to time be parties to litigation, may be engaged in volatile businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

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

The majority of our debt investments are floating rates, based on a spread to the SOFR or the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, including those with an Interest Floor. Any fluctuations in general interest rates would affect the reference rates used in the interest calculation on our investment. Any of these fluctuations individually, or in the aggregate, may have an adverse impact on the overall return of on our investments.

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

Our investments may include instruments issued with OID or PIK provisions. To the extent OID or PIK constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including:

●	instruments issued with OID may have unreliable valuations because the accruals require judgments about collectability.
●	instruments issued with OID may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
●	for accounting purposes, cash distributions to stockholders derived from OID income are not considered to have been made from our paid-in capital, although they may be paid from the proceeds of any offering of the Shares. Thus, although a distribution of OID income comes from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.
●	in the case of PIK “toggle” debt, a PIK election has the simultaneous effects of increasing the assets under management, thereby increasing our base management fee, and increasing our investment income.
●	OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.
●	in addition, in the event we recognize deferred loan interest income in excess of our available capital as a result of our receipt of PIK interest, we may be required to liquidate assets in order to pay a portion of the base management fee.

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

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Valuation Designee and, as a result, there is uncertainty as to the value of our portfolio investments.

We carry our portfolio investments at market value or, if there is no readily available market value, at fair value. There is no public market or active secondary market for many of the securities of the privately held companies in which we have invested. The majority of our investments are not publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, these securities are valued quarterly at fair value as determined in good faith by our Valuation Designee (subject to our Board of Directors’ oversight).

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective. We value these securities quarterly at fair value as determined in good faith by our Valuation Designee (subject to our Board of Directors’ oversight). The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate significantly over short periods of time due to changes in market conditions. The determinations of fair value in good faith by our Valuation Designee (subject to our Board of Directors’ oversight) may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

Because our sole stockholder at the time of the negotiations was an affiliate of our Adviser and our Administrator, the Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, while the terms of each were subject to approval by our Board of Directors, including a majority of independent directors, such terms, including the advisory fees payable under the Investment Advisory Agreement may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

The Small Business Credit Availability Act allows us to incur additional leverage and would require us to offer liquidity to our stockholders.

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

As a BDC, we generally are prohibited from issuing or selling the Shares at a price below net asset value per Share, which may be a disadvantage as compared with certain public companies. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock, or senior securities convertible into or exchangeable for our Common Stock, then the percentage ownership of our stockholders at that time will decrease, and you will experience dilution. We may sell the Shares, or warrants, options, or rights to acquire such Shares at a price below the then current net asset value of such Shares if (1) our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders, including a majority of those stockholders who are not affiliated with us, approve such sale.

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

The net asset value and liquidity, if any, of the market for the Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in earnings or variations in operating results;
●	changes in the value of our portfolio of investments;
●	changes in accounting guidelines governing valuation of our investments;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs and/or BDCs;
●	loss of RIC and/or BDC status;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
●	departure of either of our Adviser or certain of its key personnel;
●	general economic trends and other external factors;
●	the potential loss of a major funding source; and

●	the length and duration of the COVID-19 pandemic in the United States and worldwide and the magnitude of the economic impact of such pandemic.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board of Directors of the Company provides oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer (“CCO”) regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as advanced degrees in business administration and legal studies, industry certifications focused on financial services and information technology, including information security, as well as extensive industry experience. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Holders

As of March 27, 2024, we had two stockholders of record.

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

The distributions declared during the year ended December 31, 2023, were derived from $0.82 of net investment income and $0.00 return of capital. The distributions declared during the year ended December 31, 2022, were derived from $0.53 of net investment income and $0.01 return of capital.

We have notified shareholders of amounts for use in preparing 2023 income tax forms in January 2023. The following information is provided pursuant to provisions of the Code. We designate $0 as capital gain dividends paid during the fiscal year ended December 31, 2023.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2023:

Date of Sale	Shares Sold	Aggregate Offering Price
July 6, 2023	3,267,974	$30.0 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2022:

Date of Sale	Shares Sold	Aggregate Offering Price
January 12, 2022	3,205,128	$30.0 million
April 5, 2022	2,651,113	25.0 million
July 8, 2022	3,236,256	30.0 million
October 7, 2022	2,653,928	25.0 million

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2023, 2022 and 2021 were derived from our accompanying audited financial statements and notes to the financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying financial statements, notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Statement of Operations Data:
Income
Total investment income	$42,963,870	$29,658,516	$19,464,680
Expenses
Net expense	6,737,990	5,840,708	3,902,558
Net investment income	36,225,880	23,817,808	15,562,122
Net realized (loss) gain on investments	(5,528,490)	853,764	(196,218)
Net change in unrealized appreciation (depreciation) on investments	3,595,408	(5,633,954)	2,392,705
Net increase in net assets resulting from operations	$34,292,798	$19,037,618	$17,758,609

Per Share Data:
Net investment income per common share - basic and diluted (a)	$0.81	$0.53	$0.39
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.77	0.42	0.45
Distributions declared per common share	0.82	0.53	0.39

Statement of Assets and Liabilities Data:
Total assets	$413,464,757	$443,650,195	$415,183,495
Total liabilities	4,380,479	15,172,517	41,236,161
Net assets	409,084,278	428,477,678	373,947,334
Net asset value per common share	9.19	9.24	9.36
Common shares outstanding	44,518,989	46,376,461	39,961,408
Weighted common shares outstanding - basic and diluted	44,518,983	45,106,946	39,463,569

Other Data:
Number of portfolio investments	246	252	251
Average investment amount (b)	$1,587,282	$1,697,226	$1,610,728
Percentage of investments at floating rates (b)	99.59%	99.41%	100.00%
(a)	Per share data is based on weighted average common stock outstanding for both basic and diluted.
(b)	Based on cost of investments.

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

This annual report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	changes in political, economic or industry conditions, rising interest rates and conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
●	the state of and changes in the general economy, including a possible slowdown in the economy;
●	the risk of recession;
●	the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;
●	rising levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
●	general price and volume fluctuations in the stock markets;
●	uncertainty surrounding global financial stability, including the liquidity of certain banks;
●	uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China, and the war between Russia and Ukraine;
●	the ability of our portfolio companies to achieve their objectives;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	risk associated with possible disruptions in our operations or the economy generally;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Adviser and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the adequacy of our financing sources and working capital;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 27, 2024 (file no. 814-01154) (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2023, was approximately $387,194,568, and we held investments in 211 portfolio companies as of December 31, 2023. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2022, was approximately $420,828,658, and we held investments in 222 portfolio companies as of December 31, 2022.

During the year ended December 31, 2023, we purchased $71,291,378 in investments, and we had $59,955,240 in debt repayments by existing portfolio companies, and $43,961,707 in sales of securities of portfolio companies. During the year ended December 31, 2022, we purchased $112,962,731 in investments, and we had $69,513,201 in debt repayments by existing portfolio companies, and $21,825,900 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2023, we had a change in unrealized appreciation of $3,595,408 and realized losses of $5,528,490, and for the year ended December 31, 2022, we had a change in unrealized depreciation of $5,633,954 and realized gains of $853,764.

Our investment activity for the years ended December 31, 2023 and 2022, is presented at fair value below:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Beginning investment portfolio, at fair value	$420,828,658	$403,054,374
Investments in new portfolio investments	52,231,850	103,470,665
Investments in existing portfolio investments	19,059,528	9,492,066
Principal repayments	(59,955,240)	(69,513,201)
Proceeds from investments sold	(43,961,707)	(21,825,900)
Change in premiums, discounts and amortization	924,561	930,844
Net change in unrealized appreciation (depreciation) on investments	3,595,408	(5,633,954)
Realized (loss) gain on investments	(5,528,490)	853,764
Ending portfolio investment activity, at fair value	$387,194,568	$420,828,658
Number of portfolio investments	246	252
Average investment amount, at cost	$1,587,282	$1,697,226
Percentage of investments at floating rates	99.59%	99.41%

As of December 31, 2023 and 2022, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2023 through March 27, 2024, we invested $14,160,500 at cost in 52 different portfolio companies.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2023 and 2022. For a comparison of our results of operations for the years ended December 31, 2022 and 2021, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 20, 2023.

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the years ended December 31, 2023 and 2022, is presented in the table below:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Total interest income from non-controlled/non-affiliated investments	$42,352,768	$29,155,188
Total other interest income	300,230	44,174
Total other income	310,872	459,154
Total investment income	$42,963,870	$29,658,516

Total investment income for the year ended December 31, 2023 increased to $42,963,870 from $29,658,516 for the year ended December 31, 2022, and was primarily driven by an increase in interest rate spreads over the period. As of December 31, 2023 and 2022, the size of our debt portfolio was $385,290,924 and $424,399,110 at amortized cost, respectively, with total principal amount of debt outstanding of $390,220,926 and $428,909,124, respectively.

Expenses

Total expenses net of waivers for the years ended December 31, 2023 and 2022, were as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Base management fee (a)	$4,272,708	$4,422,989
Incentive fee (a)	5,758,363	3,454,468
Interest expense (b)	446,070	712,005
Professional fees	535,070	643,991
Directors’ fees	255,000	308,184
Administrative fee (a)	265,000	265,000
Other expenses	299,137	240,000
Total expenses	11,831,348	10,046,637
Base management fee waivers (a)	(1,495,448)	(1,548,046)
Incentive fee waivers (a)	(3,597,910)	(2,657,883)
Total expenses, net of waivers	$6,737,990	$5,840,708

(a)Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

(b)Refer to Note 8-Borrowing within the financial statements for a description of the relevant expenses.

The decrease in base management fees before waivers for the year ended December 31, 2023 in comparison to the year ended December 31, 2022 was driven by our decreasing invested balance. For the years ended December 31, 2023 and 2022, we accrued gross base management fees before waivers of $4,272,708 and $4,422,989, respectively. Offsetting those fees, we recognized base management fee waivers of $1,495,448 and $1,548,046, respectively. For the years ended December 31, 2023 and 2022, we accrued incentive fees related to net investment income before waivers of $5,758,363 and $3,454,468, respectively. Offsetting those fees during the periods were incentive fee waivers of $3,597,910 and $2,657,883, respectively. For the years ended December 31, 2023 and 2022, we did not accrue incentive fees related to capital gains. Additionally, we accrued $265,000 of administrative fees for each of the years ended December 31, 2023 and 2022. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the years ended December 31, 2023 and 2022, we incurred professional fees of $535,070 and $643,991, respectively, related to audit fees, tax fees, and legal fees. We also incurred expenses related to fees paid to our independent directors of $255,000 and $240,000 for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, we incurred other expenses of $299,137 and $308,184, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. During the years ended December 31, 2023 and 2022, we incurred interest expense of $446,070 and $712,005, respectively, in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $5,528,490 in net realized losses for the year ended December 31, 2023. We recognized $853,764 in net realized gains for the year ended December 31, 2022.

Net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2023, and 2022, is presented in the table below, was as follows:

	Year Ended	Year Ended
Type	December 31, 2023	December 31, 2022
First Lien Debt	$2,049,517	$(5,157,049)
Unitranche Debt	1,766,446	(595,207)
Second Lien Debt	(119,071)	(74,090)
Equity and Preferred Shares	(101,484)	192,392
Net change in unrealized appreciation (depreciation) on investments	$3,595,408	$(5,633,954)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Set forth below are our financial condition, liquidity and capital resources for the years ended December 31, 2023 and 2022. For information regarding our liquidity and capital resources for the year ended December 31, 2022, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 20, 2023.

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2023 and 2022, we had cash of $20,940,279 and $15,923,163, respectively.

Operating Activities

Net cash provided by the operating activities for the year ended December 31, 2023 was $71,881,925. The primary operating activity during this period was investments in portfolio investments which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash used in the operating activities for the year ended December 31, 2022 was $43,806,970. The primary operating activity during this period was investments in portfolio investments which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of December 31, 2023 and 2022, we had 84 and 66 investments with unfunded commitments of $27,258,654 and $24,258,010, respectively. We believe that, as of both December 31, 2023 and 2022, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Beginning investment portfolio	$420,828,658	$403,054,374
Investments in new portfolio investments	52,231,850	103,470,665
Investments in existing portfolio investments	19,059,528	9,492,066
Principal repayments	(59,955,240)	(69,513,201)
Proceeds from sales of investments	(43,961,707)	(21,825,900)
Net change in unrealized appreciation (depreciation) on investments	3,595,408	(5,633,954)
Net realized (loss) gain on investments	(5,528,490)	853,764
Net change in premiums, discounts and amortization	924,561	930,844
Investment Portfolio, at Fair Value	$387,194,568	$420,828,658

Financing Activities

Net cash used in our financing activities for the year ended December 31, 2023 was $66,864,809, which consisted of $30,000,000 from issuances of 3,267,974 shares to our stockholders, in connection with our capital calls during the period and a net $13,178,611 in connection with our repayments of short-term borrowings during the period. This was partially offset by $47,515,735 in repurchases of 5,125,458 shares to our stockholders, in connection with our Tender Offers during the period and distributions of $36,170,582 or $0.82 per share. Net cash provided by our financing activities for the year ended December 31, 2022 was $48,671,337, which consisted of $110,000,000 from issuances of 11,746,415 shares to our stockholders, in connection with our capital calls during the period and a net $13,178,611 in connection with our short-term borrowings during the period. This was partially offset by $50,000,000 in repurchases of 5,331,370 shares to our stockholders, in connection with our Tender Offers during the period and distributions of $24,507,347 or $0.54 per share.

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

As of December 31, 2023, there were no remaining unfunded capital commitments by our investors.

The number of Shares issued and outstanding as of December 31, 2023 and December 31, 2022, were 44,518,989 and 46,376,461, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2023 and 2022:

	Common stock shares in issue
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Shares in issue, beginning of period	46,376,461	39,961,408
Common stock issued ($30,000,000 and $110,000,000, respectively)	3,267,974	11,746,415
Common stock repurchased ($47,515,735 and $50,000,000, respectively)	(5,125,458)	(5,331,370)
Issuance of common shares in connection with dividend reinvestment plan ($119 and $73, respectively)	12	8
Shares in issue, end of period	44,518,989	46,376,461

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2023:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Unfunded commitments(1)	$27,258,654	27,258,654	—	—	$—
Total contractual obligations	$27,258,654	27,258,654	—	—	$—
(1)

Unfunded commitments represent all amounts unfunded as of December 31, 2023. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2023.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2023, we made two distributions totaling $36,170,582, or $0.82 per Share. During the year ended December 31, 2022, we made two distributions totaling $24,507,347, or $0.54 per Share. The following tables provide the details of each distribution for the years ended December 31, 2023 and 2022.

				Distribution per
Period	Declaration Date	Record Date	Payment Date	Common Share
Fiscal Year Ended	June 23, 2023	June 23, 2023	June 27, 2023	$0.410
2023	December 22, 2023	December 22, 2023	December 27, 2023	$0.415

				Distribution per
Period	Declaration Date	Record Date	Payment Date	Common Share
Fiscal Year Ended	June 17, 2022	June 22, 2022	June 24, 2022	$0.340
2022	December 12, 2022	December 14, 2022	December 16, 2022	$0.200

Qualified Interest Income and Qualified Short-Term Capital Gain (for non-U.S. resident shareholders only). Under the American Jobs Creation Act of 2004, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2023 are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are designated as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2023 are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are designated as qualified short-term gain dividends, as defined by Section 871(k)(2)(C) of the Code.

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

Related Party Fees

For the year ended December 31, 2023, we recorded base management fees of $4,272,708 and waivers to the base management fees of $1,495,448, as set forth within the accompanying statements of operations. For the year ended December 31, 2022, we recorded base management fees of $4,422,989 and waivers to the base management fees of $1,548,046, as set forth within the accompanying statements of operations.

For the year ended December 31, 2023, we recorded incentive fees of $5,758,363 and waivers to the incentive fees of $3,597,910, as set forth within the accompanying statements of operations. For the year ended December 31, 2022, we recorded incentive fees of $3,454,468 and waivers to the incentive fees of $2,657,883, as set forth within the accompanying statements of operations.

For each of the years ended December 31, 2023 and 2022, we recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Fees due to related parties as of December 31, 2023 and 2022, as set forth on our accompanying statements of assets and liabilities were as follows:

	December 31, 2023	December 31, 2022
Net base management fee due to Adviser	$687,175	$732,900
Net incentive fee due to Adviser	596,757	404,409
Total fees due to Adviser, net of waivers	1,283,932	1,137,309
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,350,182	$1,203,559

Tender Offers

To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct an annual Tender Offer. Our Tenders for the shares of Common Stock, if any, would be conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act. On January 9, 2023, we issued a Tender Offer to repurchase $15,000,000 worth of Common Stock from the Stockholder. The Offer was accepted on February 7, 2023. On March 27, 2023, we issued a Tender Offer to repurchase $15,000,000 worth of Common Stock from the Stockholder. The Offer was accepted on April 24, 2023. On July 12, 2023, we issued a Tender Offer to repurchase $17,515,735 worth of Common Stock from the Stockholder. The Offer was accepted on August 9, 2023.

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

Investment Valuation Policy

On December 3, 2020, the SEC announced that it adopted the Valuation Rule, which established an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Valuation Rule, which became effective on September 8, 2022, our Board of Directors designated the Adviser as our Valuation Designee to perform fair value determinations relating to the value of our assets for which market quotations are not readily available in good faith. Such valuation by the Valuation Designee must be made in good faith and may be based on, among other things, the input of independent third-party valuation firms, where applicable. The Valuation Designee’s valuation process is subject to our Board of Directors’ oversight.

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing the good faith fair value determination of our investments for which market quotations are not readily available based on our Policy and for overseeing the Valuation Designee. Such review and oversight include receiving written fair value determinations and supporting materials provided by the Valuation Designee and any independent third-party valuation firms as may be used by the Valuation Designee or our Board of Directors from time to time.

As part of the valuation process, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of our investments: applicable market yields and multiples; security covenants; call protection provisions; information rights; comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public; comparable merger and acquisition transactions; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flow; available current market data, including relevant and applicable markets in which the portfolio company does business; and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Valuation Designee will consider the pricing indicated by the external event in its valuation of the portfolio investment.

The Valuation Designee utilizes the following multi-step process in determining fair value for our investments for which market quotations are not “readily available”:

●	The Adviser’s investment professionals responsible for the portfolio investment and other senior members of the Adviser’s investment and management team, with oversight from the Adviser’s finance team, will make initial valuations of each investment;
●	The Adviser’s investment professionals and management team, with oversight by the Adviser’s finance and compliance team, will document the preliminary valuation conclusions and oversee sample testing of valuations with third-party valuation agents;
●	The preliminary valuation conclusions will be presented to the valuation committees for consideration;
●	The valuation committees will discuss the recommended valuations and determine, in good faith, the fair value of each investment;
●	The valuation determinations of the valuation committees will be presented to the risk committee and then shared with our CEO and CFO; and
●	The Adviser will provide certain quarterly and annual reports to our Board of Directors.

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

The Valuation Designee determines fair value in good faith for all our investments without readily available market quotations by using methodologies consistent with the principles of the valuation approaches set forth in ASC 820, Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder.

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

Subject to the oversight of our Board of Directors, the Valuation Designee has the overall responsibility for the implementation and monitoring of our pricing policies to ensure fair, accurate and current valuations.

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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2023, 2022, and 2021.

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

COMMITMENTS AND CONTINGENCIES

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2023, we had 84 investments with unfunded commitments of $27,258,654. As of December 31, 2022, we had 66 investments with unfunded commitments of $24,258,010. We believe that, as of December 31, 2023 and 2022, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Increase (decrease) in
Change in interest rates	investment income
Up 300 basis points	11,706,628
Up 200 basis points	7,804,419
Up 100 basis points	3,902,209
Down 100 basis points	(3,902,209)
Down 200 basis points	(7,804,419)
Down 300 basis points	(11,706,628)

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not reflect potential changes in the credit market, credit quality, size and composition of the assets on the Statements of Assets and Liabilities and other business developments that could affect our net increase in net assets resulting from operations or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Audax Credit BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodian, brokers, the underlying investee and others; when replies were not received from brokers or others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2015.

New York, NY

March 27, 2024

Audax Credit BDC Inc.

Statements of Assets and Liabilities

December 31, 2023 and December 31, 2022

(Expressed in U.S. Dollars)

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $390,471,358 and $427,700,856, respectively)	$387,194,568	$420,828,658
Cash and cash equivalents	20,940,279	15,923,163
Interest receivable	2,502,835	2,421,871
Receivable from investments sold	2,801,365	4,415,431
Receivable from bank loan repayment	25,710	61,072
Total assets	$413,464,757	$443,650,195

Liabilities
Payable for short-term borrowings(a)	$—	$13,178,611
Payable for investments purchased	2,455,000	—
Fees due to investment advisor, net of waivers(b)	1,283,932	1,137,309
Fee due to administrator(b)	66,250	66,250
Accrued expenses and other liabilities	575,297	790,347
Total liabilities	$4,380,479	$15,172,517
Commitments and contingencies(c)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 44,518,989 and 46,376,461 shares issued and outstanding, respectively	$44,519	$46,376
Capital in excess of par value	420,442,206	437,955,965
Total distributable loss	(11,402,447)	(9,524,663)
Total Net Assets	$409,084,278	$428,477,678

Net Asset Value per Share of Common Stock at End of Period	$9.19	$9.24

Shares Outstanding	44,518,989	46,376,461
(a)	Refer to Note 8-Borrowings for additional information.
(b)	Refer to Note 4-Related Party Transactions for additional information.
(c)	Refer to Note 9-Commitments and Contingencies for additional information.

Audax Credit BDC Inc.

Statements of Operations

For Years Ended December 31, 2023, 2022, and 2021

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Investment Income
Interest income
Non-Control/Non-Affiliate	$42,352,768	$29,155,188	$19,351,092
Other	300,230	44,174	1,634
Total interest income	42,652,998	29,199,362	19,352,726
Other income
Non-Control/Non-Affiliate	310,872	459,154	111,954
Total income	42,963,870	29,658,516	19,464,680

Expenses
Base management fee(a)	$4,272,708	$4,422,989	$3,764,399
Incentive fee(a)	5,758,363	3,454,468	848,440
Interest expense(b)	446,070	712,005	—
Professional fees	535,070	643,991	488,934
Directors’ fees	255,000	240,000	225,000
Administrative fee(a)	265,000	265,000	265,000
Other expenses	299,137	308,184	391,921
Expenses before waivers from investment adviser and administrator	11,831,348	10,046,637	5,983,694
Base management fee waivers(a)	(1,495,448)	(1,548,046)	(1,317,540)
Incentive fee waivers(a)	(3,597,910)	(2,657,883)	(763,596)
Total expenses, net of waivers	6,737,990	5,840,708	3,902,558
Net Investment Income	36,225,880	23,817,808	15,562,122

Realized and Unrealized (Loss) Gain on Investments
Net realized (loss) gain on investments	(5,528,490)	853,764	(196,218)
Net change in unrealized appreciation (depreciation) on investments	3,595,408	(5,633,954)	2,392,705
Net realized and unrealized gain (loss) on investments	(1,933,082)	(4,780,190)	2,196,487

Net Increase in Net Assets Resulting from Operations	$34,292,798	$19,037,618	$17,758,609

Basic and Diluted per Share of Common Stock:
Net investment income	$0.81	$0.53	$0.39
Net increase in net assets resulting from operations	$0.77	$0.42	$0.45

Weighted average shares of common stock outstanding basic diluted	44,518,983	45,106,946	39,463,569
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

For the Years Ended December 31, 2023, 2022, and 2021

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operations
Net investment income	$36,225,880	$23,817,808	$15,562,122
Net realized (loss) gain on investments	(5,528,490)	853,764	(196,218)
Net change in unrealized appreciation (depreciation) on investments	3,595,408	(5,633,954)	2,392,705
Net increase in net assets resulting from operations	34,292,798	19,037,618	17,758,609

Distributions:
Distributions of ordinary income to common stockholders(a)	(36,170,582)	(23,797,493)	(15,541,807)
Return of capital to common stockholders(a)	—	(709,854)	(252,380)
Total distributions	(36,170,582)	(24,507,347)	(15,794,187)

Capital Share Transactions:
Issuance of common stock	30,000,000	110,000,000	15,100,000
Repurchases of common stock (a)	(47,515,735)	(50,000,000)	—
Reinvestment of common stock	119	73	51
Net (decrease) increase in net assets from capital share transactions	(17,515,616)	60,000,073	15,100,051

Net Increase in Net Assets	(19,393,400)	54,530,344	17,064,473
Net Assets, Beginning of Period	428,477,678	373,947,334	356,882,861
Net Assets, End of Period	$409,084,278	$428,477,678	$373,947,334
(a)	Refer to Note 6-Income Tax for additional information

Audax Credit BDC Inc.

Statements of Cash Flows

For Years Ended December 31, 2023, 2022, and 2021

(Expressed in U.S. Dollars)

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$34,292,798	$19,037,618	$17,758,609
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	5,528,490	(853,764)	196,218
Net change in unrealized (appreciation) depreciation on investments	(3,595,408)	5,633,954	(2,392,705)
Accretion of original issue discount interest and payment-in-kind interest	(924,561)	(930,844)	(695,803)
Decrease (increase) in receivable from investments sold	1,614,066	(4,415,431)	—
Increase in interest receivable	(80,964)	(1,378,317)	(89,542)
Decrease (increase) in receivable from bank loan repayment	35,362	(34,301)	(26,771)
(Decrease) increase in accrued expenses and other liabilities	(215,050)	463,850	9,975
Increase in fees due to investment advisor(a)	146,623	496,980	25,485
Increase (decrease) in payable for investments purchased	2,455,000	(40,203,085)	37,480,585

Investment activity:
Investments purchased	(71,291,378)	(112,962,731)	(159,699,549)
Proceeds from investments sold	43,961,707	21,825,900	15,117,554
Repayment of bank loans	59,955,240	69,513,201	99,779,754
Total investment activity	32,625,569	(21,623,630)	(44,802,241)

Net cash provided by (used in) operating activities	71,881,925	(43,806,970)	7,463,810

Cash flows from financing activities:
Issuance of shares of common stock	30,000,000	110,000,073	15,100,000
Repurchases of shares of common stock	(47,515,735)	(50,000,000)	—
Short-term borrowings(b)	—	47,154,556	—
Distributions paid to common stockholders	(36,170,463)	(24,507,347)	(15,794,136)
Repayments of short-term borrowings(b)	(13,178,611)	(33,975,945)	—

Net cash (used in) provided by financing activities	(66,864,809)	48,671,337	(694,136)

Net increase in cash and cash equivalents	5,017,116	4,864,367	6,769,674

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	15,923,163	11,058,796	4,289,122

Cash and cash equivalents, end of period	$20,940,279	$15,923,163	$11,058,796

Supplemental cash flow information
Interest paid on short-term financing	$578,108	$353,664	$—

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$119	$73	$51
Payment-in-kind (“PIK”) interest income	$193,851	$239,601	$257,412
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread				Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h) (i):

Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+			6.00%		11.33%	9/22/2021	9/30/2027	$4,898,401	$4,837,985	$4,862,289
Minds + Assembly	(j)	Unitranche Initial Term Loan	S+			6.50%		11.83%	5/3/2023	5/3/2029	4,078,882	3,976,855	4,078,882
RevHealth	(j)	Unitranche Initial Term Loan	S+			5.75%		11.08%	7/22/2022	7/21/2028	4,227,312	4,157,627	3,960,662
Radiology Partners		Senior Secured Term B Loan (First Lien)	S+			4.25%		9.58%	6/28/2018	7/9/2025	4,195,599	4,306,509	3,768,833
OrthoNebraska	(j)	Unitranche Term Loan	S+			6.50%		11.83%	7/31/2023	7/31/2028	3,376,944	3,261,660	3,292,067
PharMedQuest	(j)	Unitranche Term A Loan	S+			5.50%		10.83%	11/6/2019	11/6/2025	3,270,898	3,274,815	3,270,898
InHealth Medical Alliance		Unitranche Initial Term Loan	S+	1.00	%,	3.50	% PIK	8.83%	6/25/2021	6/28/2028	3,594,124	3,569,335	3,234,712
InterMed	(j)	Unitranche Initial Term Loan	S+			6.50%		11.83%	12/22/2022	12/24/2029	3,008,639	2,930,928	2,967,725
Advancing Eyecare		Senior Secured Initial Term Loan	S+			5.75%		11.08%	5/27/2022	6/13/2029	2,506,275	2,448,791	2,449,884
Premise Health		Senior Secured Initial Term Loan (First Lien)	S+			3.75%		9.08%	8/15/2018	7/10/2025	2,235,415	2,237,770	2,229,827
nThrive		Senior Secured Initial Loan (Second Lien)	S+			6.75%		12.08%	11/19/2021	12/17/2029	2,000,000	1,978,962	1,970,000
CPS	(j)	Unitranche Closing Date Term Loan	S+			5.25%		10.58%	5/18/2022	6/1/2028	1,933,962	1,930,065	1,933,962
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+			4.50%		9.83%	7/2/2021	7/3/2028	1,958,557	1,950,240	1,904,697
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	S+			3.50%		8.83%	7/23/2019	7/24/2026	1,915,000	1,917,537	1,901,116
Avalign Technologies		Senior Secured Initial Term Loan (First Lien)	S+			4.50%		9.83%	12/19/2018	12/22/2025	1,900,000	1,900,713	1,895,250
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+			5.25%		10.58%	7/13/2021	12/30/2027	1,834,960	1,821,805	1,830,373
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+			4.25%		9.58%	10/24/2019	11/20/2026	1,931,719	1,929,742	1,829,705
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+			4.00%		9.33%	5/12/2021	5/18/2028	1,844,393	1,837,740	1,802,894
Blue Cloud		Senior Secured Closing Date Term Loan	S+			5.25%		10.58%	12/13/2021	1/21/2028	1,599,490	1,580,532	1,575,498
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+			4.50%		9.83%	12/18/2020	12/22/2027	1,462,500	1,448,667	1,458,844
Mission Vet Partners	(k)	Senior Secured Initial Term Loan (First Lien)	S+			4.00%		9.33%	12/15/2021	4/27/2028	1,466,434	1,455,764	1,457,503
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+			4.50%		9.83%	11/23/2020	12/22/2027	1,458,750	1,444,901	1,311,657
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+			5.00%		10.33%	3/11/2022	4/23/2029	1,311,646	1,290,579	1,295,251
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	S+			4.75%		10.08%	4/1/2021	4/17/2028	1,059,106	1,052,346	1,056,458
PharMedQuest		Unitranche Term Loan	S+			5.75%		11.08%	10/27/2023	11/6/2025	1,000,000	985,000	1,000,000
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	S+			8.00%		13.33%	4/1/2021	4/16/2029	1,000,000	989,307	995,000
Cirtec Medical		Senior Secured (USD) Initial Term Loan	S+			6.25%		11.58%	1/30/2023	1/30/2029	992,500	963,954	987,538
Epic Staffing Group		Senior Secured Initial Term Loan	S+			6.00%		11.33%	6/27/2022	6/28/2029	987,445	936,339	984,976
Micro Merchant Systems		Unitranche Initial Term Loan	S+			5.50%		10.83%	3/2/2022	12/14/2027	982,500	974,061	975,131
Wedgewood		Senior Secured Initial Term Loan	S+			4.25%		9.58%	2/24/2021	3/31/2028	977,500	970,482	966,503
Forefront	(k)	Senior Secured Closing Date Term Loan	S+			4.25%		9.58%	3/23/2022	3/30/2029	985,694	971,844	956,123

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h) (i) (Continued):

Healthcare & Pharmaceuticals (Continued)
nThrive	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	11/19/2021	12/17/2028	$982,500	$979,296	$785,509
UDG	(k) (l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	9.58%	8/6/2021	8/19/2028	631,875	628,021	631,347
ImageFirst		Senior Secured Initial Term Loan	S+	4.75%	10.08%	4/26/2021	4/27/2028	598,636	596,587	595,643
MyEyeDr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	8/2/2019	8/31/2026	515,924	514,141	512,281
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	4/1/2021	5/10/2028	488,750	485,268	486,482
Forefront	(k)	Senior Secured 2023 Incremental Term Loan	S+	5.50%	10.83%	12/14/2023	3/30/2029	500,000	487,500	485,000
Press Ganey	(k)	Senior Secured 2022 Incremental Term Loan (First Lien)	S+	3.75%	9.08%	10/1/2020	7/24/2026	486,281	483,578	482,756
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	12.83%	4/11/2023	11/30/2028	496,250	465,452	480,122
AccentCare		Senior Secured 2021 Term Loan (First Lien)	S+	4.00%	9.33%	6/15/2021	6/22/2026	487,500	487,500	455,813
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.50%	9.83%	3/22/2021	2/6/2025	440,625	438,555	432,914
Western Dental		Senior Secured 2022 Incremental Term Loan	S+	5.25%	10.58%	6/21/2022	8/18/2028	492,500	484,666	392,064
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.25%	9.58%	2/27/2017	2/6/2025	375,400	375,405	368,830
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%	11.08%	1/24/2023	7/21/2028	359,589	359,589	336,907
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	12/22/2022	12/22/2028	215,983	194,384	213,046
Blue Cloud		Senior Secured Revolving Loan	S+	5.25%	10.58%	12/14/2022	1/21/2028	83,409	83,409	82,158
CPS	(j)	Senior Secured Revolving Credit Loan	S+	5.25%	10.58%	5/18/2022	6/1/2028	8,570	7,856	8,570
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	10.08%	3/11/2022	4/21/2028	—	(3,367)	—
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	7/31/2023	7/31/2027	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	5/3/2023	5/3/2029	—	(18,789)	—

Services: Business
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	12/7/2021	12/15/2028	4,421,250	4,388,068	4,397,773
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	6.25%	11.58%	12/7/2022	12/7/2028	4,157,848	4,058,184	4,157,848
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	11.33%	12/16/2021	1/20/2028	4,172,974	4,120,139	4,085,662
CoAdvantage	(k)	Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	10.83%	8/2/2023	8/2/2029	3,840,375	3,840,375	3,866,778
RevSpring		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	10/5/2018	10/11/2025	3,800,000	3,798,515	3,790,500
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	11.08%	3/25/2022	4/9/2029	3,768,153	3,713,836	3,711,630
Eliassen		Unitranche Initial Term Loan	S+	5.50%	10.83%	3/31/2022	4/14/2028	3,450,157	3,403,335	3,411,343
CoolSys		Senior Secured Closing Date Initial Term Loan	S+	4.75%	10.08%	8/4/2021	8/11/2028	3,001,388	2,978,911	2,948,864
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	11.08%	12/10/2021	11/30/2027	2,964,189	2,939,874	2,941,957
Fleetwash		Senior Secured Incremental Term Loan	S+	4.75%	10.08%	9/25/2018	10/1/2024	2,843,513	2,839,221	2,822,186
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	9.08%	3/6/2020	4/9/2027	2,412,500	2,401,353	2,394,406
TRC Companies		Senior Secured Initial Term Loan (Second Lien)	S+	6.75%	12.08%	11/19/2021	12/7/2029	2,000,000	1,981,308	1,985,000
ECi Software	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	9/17/2020	11/9/2027	1,940,000	1,934,757	1,943,182
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.83%	12/9/2021	12/15/2028	1,965,000	1,950,313	1,925,700
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	11.08%	6/6/2022	6/15/2028	1,925,568	1,893,021	1,925,568
Veregy		Senior Secured Initial Term Loan	S+	6.00%	11.33%	11/2/2020	11/3/2027	1,937,017	1,901,495	1,907,962
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	11.83%	12/23/2022	1/20/2028	1,822,163	1,771,827	1,812,922
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.25%	10.58%	9/16/2022	3/12/2027	1,543,293	1,496,631	1,543,293
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.00%	9.33%	1/19/2022	12/29/2028	1,473,750	1,470,933	1,465,468
Insight Global		Unitranche Closing Date Term Loan	S+	6.00%	11.33%	9/22/2021	9/22/2028	1,466,250	1,443,616	1,455,253

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h) (i) (Continued):

Services: Business (Continued)
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	11.58%	3/31/2023	3/30/2029	$1,033,934	$1,002,089	$1,028,765
Colibri		Senior Secured First Amendment Incremental Term Loan	S+	5.00%	10.33%	11/9/2023	3/12/2029	1,000,000	975,000	992,500
Vistage		Senior Secured Initial Term Loan	S+	5.25%	10.58%	7/18/2022	7/13/2029	987,500	964,790	982,563
TRC Companies	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	11/19/2021	12/8/2028	982,502	978,854	982,502
Heartland	(k)	Senior Secured Senior Secured Term Loan	S+	5.75%	11.08%	12/1/2023	10/2/2029	999,941	976,608	979,942
eResearch	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	12/1/2020	2/4/2027	969,855	969,855	970,083
WIRB-Copernicus Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/13/2019	1/8/2027	965,000	960,432	968,320
Divisions Maintenance Group		Senior Secured Term B Loan	S+	4.75%	10.08%	5/21/2021	5/27/2028	977,500	970,721	965,281
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	12/9/2021	3/6/2028	977,387	975,620	962,726
Secretariat International		Senior Secured Initial Term Loan (First Lien)	S+	5.01%	10.34%	12/16/2021	12/29/2028	966,204	962,401	958,957
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	10.58%	10/20/2023	10/31/2030	845,000	831,166	840,775
Diversified		Senior Secured Initial Term Loan	S+	6.50%	11.83%	4/19/2019	9/23/2024	854,937	850,492	839,976
Accolite	(k)	Senior Secured Initial Term Loan	S+	5.75%	11.08%	3/31/2023	3/13/2029	746,250	722,950	746,250
S&P Engineering Solutions		Senior Secured Initial Term Loan	S+	7.00%	12.33%	3/31/2023	5/2/2030	498,750	485,107	495,009
System One		Senior Secured Initial Term Loan	S+	4.00%	9.33%	1/28/2021	3/2/2028	487,500	485,964	482,016
OSG Billing Services	(k)	Senior Secured Last-Out Term Loan	S+	6.25%	11.58%	11/30/2023	11/30/2028	312,562	312,562	312,562
OSG Billing Services	(k)	Senior Secured First-Out Term Loan	S+	8.00%	13.33%	11/30/2023	5/30/2028	219,341	209,666	219,341
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	6.25%	11.58%	12/7/2022	12/7/2028	192,381	175,238	192,381
Vensure Employer Services	(k)	Senior Secured 2023 Delayed Draw Term B Loan	S+	5.25%	10.58%	12/7/2023	4/1/2027	60,958	60,958	60,501
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	11.08%	6/6/2022	12/15/2028	45,455	40,909	45,455
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	7.00%	12.33%	3/31/2023	5/2/2029	—	(1,471)	—
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	11.58%	3/31/2023	3/30/2029	—	(2,131)	—
VC3	(j)	Senior Secured Revolving Credit	S+	5.25%	10.58%	7/21/2022	3/12/2027	—	(2,692)	—
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	11.08%	3/25/2022	4/7/2028	—	(4,038)	—
Heartland	(k)	Senior Secured Senior Secured Revolving Credit Facility	S+	5.75%	11.08%	12/1/2023	12/15/2029	—	(4,138)	—

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity Partners		Unitranche Initial Term Loan	S+	6.50%		11.83%	7/28/2022	7/30/2029	$4,601,254	$4,537,601	$4,601,254
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.25%		10.58%	6/13/2022	6/30/2028	4,201,177	4,110,703	4,201,177
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.08%	7/22/2021	7/31/2028	3,920,000	3,903,654	3,880,800
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%		11.83%	8/31/2022	10/2/2028	3,617,833	3,547,025	3,599,744
Ascensus	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%		8.83%	11/17/2021	8/2/2028	2,866,304	2,856,766	2,864,154
EPIC Insurance		Unitranche Closing Date Term Loan	S+	5.25%		10.58%	8/27/2021	9/29/2028	2,369,660	2,341,682	2,345,963
Beta+		Senior Secured Initial Term Loan	S+	5.75%		11.08%	6/24/2022	7/2/2029	1,975,000	1,867,637	1,955,250
Kestra Financial	(k)	Senior Secured Initial Term Loan	S+	4.25%		9.58%	4/29/2019	6/3/2026	1,915,000	1,907,517	1,919,788
Orion	(k)	Senior Secured 2021 Refinancing Term Loan (First Lien)	S+	3.75%		9.08%	8/4/2020	9/24/2027	1,455,103	1,445,707	1,439,657
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%		11.58%	4/21/2021	4/28/2028	1,149,008	1,133,848	1,149,008
Osaic	(j)(k)	Senior Secured Term B-2 Loan	S+	4.50%		9.83%	8/16/2023	8/17/2028	1,013,677	1,004,016	1,018,193
Community Brands		Unitranche Initial Term Loan	S+	5.50%		10.83%	2/23/2022	2/24/2028	982,500	965,408	975,131
LERETA		Senior Secured Initial Term Loan	S+	5.25%		10.58%	7/27/2021	7/30/2028	977,500	970,204	945,731
Steward Partners	(k)	Senior Secured Term Loan B	S+	5.50%		10.83%	12/8/2023	10/14/2028	800,000	776,000	784,000
Cherry Bekaert	(k)	Unitranche Amendment No.1 Term Loan	S+	5.75%		11.08%	10/11/2023	6/30/2028	726,387	711,823	711,859
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.75%		10.08%	3/29/2022	6/1/2026	554,010	535,786	547,777
Integro	(m)	Senior Secured 2022 Refinancing Term Loan (First Lien)	FIXED	12.25	% PIK	12.25%	10/9/2015	10/30/2024	232,125	234,301	232,125
Beta+		Senior Secured Revolving Credit Loan	S+	4.25%		9.58%	6/24/2022	7/1/2027	27,629	21,413	27,353
EPIC Insurance		Senior Secured Revolving Loan	S+	5.25%		10.58%	8/27/2021	9/30/2027	—	(269)	—
Steward Partners		Senior Secured Revolving Credit	S+	5.50%		10.83%	12/20/2023	10/14/2028	—	(5,389)	—

High Tech Industries
Amplix	(k)	Unitranche First Amendment Term Loan	S+	6.40%		11.58%	10/19/2023	10/18/2029	3,501,593	3,402,234	3,414,054
Golden Source	(j)	Senior Secured Delayed Draw Term Loan	S+	5.50%		10.83%	3/25/2022	5/12/2028	3,414,850	3,345,804	3,412,858
Ivanti Software	(k)	Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+	4.25%		9.58%	11/20/2020	12/1/2027	2,932,763	2,902,499	2,791,873
Planview	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.00%		9.33%	12/11/2020	12/17/2027	2,579,112	2,560,716	2,562,825
Idera	(k)	Senior Secured Term B-1 Loan (First Lien)	S+	3.75%		9.08%	6/27/2017	3/2/2028	2,546,938	2,547,125	2,538,979
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%		9.33%	3/19/2021	4/23/2028	2,443,750	2,434,611	2,429,088
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%		12.33%	5/17/2022	8/15/2030	2,000,000	1,943,410	1,955,000
QuickBase		Senior Secured Term Loan (First Lien)	S+	3.75%		9.33%	3/29/2019	4/2/2026	1,910,000	1,906,929	1,900,450
Intermedia		Senior Secured New Term Loan (First Lien)	S+	6.00%		11.33%	7/13/2018	7/21/2025	1,900,000	1,896,491	1,885,750
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%		9.33%	12/19/2019	11/19/2026	1,949,472	1,945,096	1,852,701
OEConnection	(k)	Senior Secured Initial Term Loan	S+	4.00%		9.33%	9/24/2019	9/25/2026	1,575,942	1,573,078	1,575,374
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%		10.58%	12/16/2021	12/21/2028	1,473,750	1,462,575	1,459,013
WellSky	(k)	Senior Secured Incremental Term B-1 Loan (First Lien)	S+	5.75%		11.08%	8/16/2022	3/10/2028	987,500	963,276	988,557
Infoblox	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.08%	10/7/2020	12/1/2027	975,000	972,231	975,731
SmartBear	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%		9.58%	11/20/2020	3/3/2028	975,000	968,420	975,487
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%		9.58%	6/17/2021	9/1/2028	977,500	973,842	934,734
Aptean	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%		9.58%	12/31/2023	4/23/2026	500,000	495,000	500,103
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.08%	8/10/2021	10/8/2028	491,250	487,666	487,873
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.83%	5/17/2022	8/15/2029	495,000	482,471	484,637
Amplix		Unitranche Revolving Credit Loan	S+	6.40%		11.58%	10/19/2023	10/18/2029	—	(8,242)	—
Golden Source	(j)	Senior Secured Revolving Loan	S+	5.50%		10.83%	8/22/2022	5/12/2028	—	(9,390)	—

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	11.33%	12/10/2021	12/23/2026	$6,354,184	$6,256,539	$6,354,184
Brook & Whittle		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/9/2021	12/14/2028	3,099,665	3,079,527	3,068,669
Transcendia		Senior Secured 2017 Refinancing Term Loan (First Lien)	S+	3.50%	8.83%	5/11/2017	5/30/2024	3,283,118	3,281,901	2,659,326
Anchor Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.83%	7/17/2019	7/18/2026	2,464,933	2,459,138	2,455,690
PCI	(k)	Senior Secured Term B Loan (First Lien)	S+	3.50%	8.83%	9/25/2020	11/30/2027	2,419,063	2,413,275	2,423,599
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	5.00%	10.33%	12/15/2021	12/16/2028	2,031,007	2,014,514	2,020,852
Intertape Polymer	(k)(n)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.08%	6/15/2022	6/28/2028	1,975,000	1,912,753	1,829,966
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	8.58%	1/29/2021	3/3/2028	1,792,002	1,785,730	1,784,252
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	9.58%	7/2/2021	7/7/2028	1,842,152	1,835,502	1,737,149
Technimark		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	6/30/2021	7/7/2028	1,462,500	1,457,402	1,451,531
Tekni-Plex	(k)	Senior Secured Tranche B-3 Initial Term Loan	S+	4.00%	9.33%	7/29/2021	9/15/2028	1,116,901	1,114,979	1,115,276
Novolex	(k)	Senior Secured Term B Loan (First Lien)	S+	4.18%	9.51%	3/30/2022	4/13/2029	985,000	966,127	990,541
Lacerta		Senior Secured Term Loan	S+	5.50%	10.83%	2/8/2021	12/30/2026	970,000	963,490	948,175
Applied Adhesives		Senior Secured Term A Loan	S+	4.75%	10.08%	3/12/2021	3/12/2027	615,240	611,369	610,625
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	11.58%	7/18/2023	7/19/2029	500,000	483,469	495,000
Pregis	(k)	Senior Secured Third Amendment Refinancing Term Loan (First Lien)	S+	3.75%	9.08%	12/9/2020	7/31/2026	488,750	487,441	490,470
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	4/27/2022	5/5/2029	493,750	487,849	488,195
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	10.58%	11/29/2021	12/1/2027	468,750	465,210	457,031
Applied Adhesives		Senior Secured Revolving Loan	S+	4.75%	10.08%	3/12/2021	3/12/2027	—	(616)	—
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	11.58%	7/18/2023	7/31/2028	—	(3,233)	—

Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	11.08%	3/25/2022	3/31/2028	3,940,000	3,879,002	3,900,600
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%	9.33%	12/12/2018	12/15/2025	3,802,475	3,779,055	3,645,623
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.75%	11.08%	6/15/2022	8/12/2029	2,939,870	2,982,279	2,910,471
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%	11.33%	9/30/2022	7/29/2029	2,310,000	2,255,557	2,269,575
Shaw		Senior Secured Initial Senior Term Facility	S+	6.00%	11.33%	9/30/2023	10/30/2029	1,787,234	1,750,224	1,773,830
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	3/17/2021	3/31/2028	1,649,289	1,647,350	1,652,587
Radwell		Unitranche Initial Term Loan	S+	6.53%	11.86%	3/11/2022	4/1/2029	1,489,500	1,469,513	1,482,053
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	11.33%	5/26/2022	5/31/2029	987,500	923,554	948,000
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	12.33%	3/31/2023	3/31/2030	945,910	919,986	938,816
Cleaver Brooks		Senior Secured Initial Term Loan	S+	5.75%	11.08%	7/18/2022	7/18/2028	919,712	904,482	919,712
TriMark		Senior Secured Second Amendment Tranche B Loan (Super Senior priority)	S+	3.50%	8.83%	1/31/2022	8/28/2024	953,731	953,731	572,239
Culligan	(k)	Senior Secured 2022 Refinancing Term B Loan	S+	3.75%	9.08%	6/17/2021	7/31/2028	554,063	551,569	555,176
Bad Boy Mowers		Senior Secured Initial Term Loan	S+	6.00%	11.33%	11/29/2023	11/2/2029	500,000	487,500	496,250
CIRCOR		Unitranche Initial Term Loan	S+	6.00%	11.33%	9/30/2023	10/18/2030	500,000	490,196	496,250

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Capital Equipment (Continued)
Ohio Transmission	(k)	Unitranche Term Loan	S+	5.75%	11.08%	12/12/2023	4/28/2026	$500,000	$487,333	$495,000
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.50%	8.83%	3/5/2020	5/19/2028	482,576	482,576	480,539
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	2/24/2021	3/2/2028	487,575	486,814	479,042
SPX Flow	(k)	Senior Secured Term Loan	S+	4.50%	9.83%	3/18/2022	4/5/2029	435,707	420,372	437,704
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	8/11/2022	7/29/2028	57,991	47,586	56,976
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	11.08%	3/25/2022	3/31/2028	39,385	36,431	38,991
Radwell		Senior Secured Revolving Loan	S+	6.75%	12.08%	3/11/2022	4/1/2028	16,000	14,800	15,920
Ohio Transmission		Senior Secured Revolving Facility	S+	5.50%	10.83%	12/19/2023	12/19/2029	—	(693)	—
CIRCOR		Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	10/20/2023	10/18/2029	—	(1,151)	—
Cleaver Brooks		Senior Secured Revolving Loan	S+	5.75%	11.08%	7/21/2022	7/31/2028	—	(2,462)	—

Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.50%	11.83%	11/1/2022	11/1/2029	4,361,461	4,246,352	4,361,461
A Place For Mom		Senior Secured Term Loan	S+	4.50%	9.83%	7/28/2017	2/10/2026	2,181,019	2,181,099	2,159,209
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	13.08%	12/10/2021	12/16/2029	2,000,000	1,972,307	1,955,000
Smart Start		Senior Secured Term B Loan (First Lien)	S+	4.50%	9.83%	12/10/2021	12/16/2028	1,960,000	1,952,058	1,915,900
Apex Service Partners		Unitranche Term Loan	S+	5.00%	10.33%	10/16/2023	10/24/2030	1,843,015	1,824,352	1,829,192
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/10/2021	12/15/2028	1,477,500	1,466,323	1,470,113
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	8/19/2021	8/31/2028	980,000	971,846	968,975
Spring Education	(k)	Senior Secured Initial Term Loan	S+	4.50%	9.83%	10/5/2023	10/4/2030	950,000	950,000	953,919
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	S+	5.50%	10.83%	5/4/2018	5/9/2025	577,093	575,661	564,108
Apex Service Partners		Senior Secured Revolving Credit Loan	S+	6.50%	11.83%	10/16/2023	10/24/2029	11,690	10,229	11,603
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	6.50%	11.83%	10/25/2023	1/9/2029	—	(5,000)	—
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.75%	12.08%	11/1/2022	11/1/2029	—	(10,154)	—

Chemicals, Plastics & Rubber
DuBois Chemicals		Senior Secured Term Loan (Second Lien) - 2019	S+	8.50%	13.83%	10/8/2019	9/30/2027	3,000,000	2,986,732	2,977,500
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	11.08%	12/18/2020	12/22/2027	2,932,838	2,882,954	2,815,524
Unifrax	(k)	Senior Secured USD Term Loan (First Lien)	S+	3.75%	9.08%	11/5/2018	12/12/2025	2,376,190	2,361,477	2,222,795
USALCO	(k)	Unitranche Term Loan A	S+	6.00%	11.33%	10/26/2021	10/19/2027	1,960,000	1,945,924	1,920,800
Boyd Corp	(k)	Senior Secured Initial Loan (Second Lien)	S+	6.75%	12.08%	8/16/2018	9/6/2026	2,000,000	2,001,035	1,800,840
DuBois Chemicals	(k)	Senior Secured Term Loan B (First Lien)	S+	4.50%	9.83%	10/8/2019	9/30/2026	1,741,436	1,722,733	1,733,817
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	9.71%	12/3/2021	6/30/2028	488,700	482,346	472,817
Boyd Corp	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.83%	11/7/2018	9/6/2025	482,188	472,206	466,618
Polytek		Senior Secured Term Loan	S+	6.75%	12.08%	12/23/2020	9/20/2024	485,156	482,673	465,750
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	11.08%	12/18/2020	12/22/2025	199,614	189,484	191,629
USALCO	(k)	Senior Secured Revolving Loan	S+	6.00%	11.33%	10/26/2021	10/19/2026	133,065	129,839	130,403

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread				Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+			4.25%		9.58%	8/6/2021	8/19/2028	$3,590,816	$3,561,375	$3,545,931
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	S+			4.75%		10.08%	11/12/2020	11/12/2027	2,074,268	2,060,969	2,069,082
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+			4.75%		10.08%	12/9/2021	4/6/2028	1,955,000	1,951,381	1,944,003
Worldwide Express	(k)	Senior Secured Initial Term Loan (First Lien)	S+			4.00%		9.33%	7/23/2021	7/26/2028	1,470,000	1,461,801	1,444,775
St. George Logistics		Senior Secured Initial Term Loan	S+			6.00%		11.33%	4/28/2022	3/24/2028	1,477,500	1,461,453	1,444,256
FLS Transportation		Senior Secured Term B Loan	S+			5.25%		10.58%	4/14/2022	12/15/2028	1,205,217	1,195,851	1,178,100
Omni Logistics		Senior Secured Initial Term Loan (First Lien)	S+			5.00%		10.33%	11/24/2021	12/30/2026	1,204,643	1,196,096	1,165,492
Magnate		Senior Secured Initial Term Loan (First Lien)	S+			5.50%		10.83%	3/11/2022	12/29/2028	951,342	935,912	929,936
Omni Logistics		Senior Secured Revolving Credit Loan (First Lien)	L+			5.00%		10.33%	11/24/2021	12/30/2025	88,933	87,814	86,043
FLS Transportation		Senior Secured Revolving Credit Loan	S+			5.25%		10.58%	4/14/2022	12/17/2027	—	(889)	—

Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+			6.50%		11.83%	5/26/2023	5/29/2029	4,254,276	4,135,237	4,254,276
Highline		Senior Secured Initial Term Loan (First Lien)	S+			4.50%		9.83%	10/29/2020	11/9/2027	2,784,886	2,741,266	2,743,113
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+			5.25%		10.58%	6/30/2022	7/25/2029	2,099,960	1,927,014	1,996,054
Rough Country		Senior Secured Initial Term Loan (First Lien)	S+			3.25%		8.58%	7/26/2021	7/28/2028	1,955,000	1,951,421	1,945,225
Truck Hero	(k)	Senior Secured Initial Term Loan	S+			3.50%		8.83%	1/20/2021	1/31/2028	1,458,750	1,458,750	1,442,944
Innovative XCessories		Senior Secured Initial Term Loan	S+			4.25%		9.58%	2/27/2020	3/5/2027	777,830	777,305	668,934
Safe Fleet		Senior Secured Initial Term Loan (Second Lien)	S+			6.75%		12.08%	2/23/2022	2/2/2026	500,000	500,000	496,250
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+			6.50%		11.83%	5/26/2023	5/25/2029	—	(15,392)	—

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+	3.00	%;	3.00	% PIK	11.33%	12/30/2021	12/30/2027	4,341,338	4,278,997	4,207,260
Vortex	(j)	Unitranche Initial Term Loan	S+			6.00%		11.33%	9/1/2023	9/4/2029	4,042,671	3,966,124	3,964,267
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+			4.25%		9.58%	3/18/2021	3/27/2028	1,950,000	1,935,411	1,906,125
Crystal Clean	(k)	Senior Secured Initial Term Loan	S+			5.00%		10.33%	10/5/2023	10/17/2030	1,000,000	975,000	1,003,750
Keter Environmental Services		Unitranche Closing Date Term Loan	S+			6.50%		11.83%	11/5/2021	10/29/2027	490,000	486,488	486,325
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+			4.63%		9.96%	5/5/2022	3/27/2028	465,473	452,705	455,000
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+			6.00%		11.33%	12/30/2021	12/30/2027	306,291	299,669	296,832
Vortex	(j)	Senior Secured Revolving Loan	S+			6.00%		11.33%	9/1/2023	9/4/2029	51,699	17,183	50,696
Keter Environmental Services		Senior Secured Revolving Loan	S+			6.50%		11.83%	11/5/2021	10/29/2027	—	(775)	—

Aerospace & Defense
CPI International		Unitranche Initial Term Loan	S+			5.50%		10.83%	5/18/2022	10/8/2029	2,977,500	2,919,277	2,910,506
HDT Global		Senior Secured Initial Term Loan	S+			5.75%		11.08%	6/30/2021	7/8/2027	3,106,250	3,031,502	2,485,000
Whitcraft		Senior Secured Initial Term Loan	S+			7.00%		12.33%	3/31/2023	2/15/2029	1,985,000	1,913,205	1,975,075
Amentum	(k)	Senior Secured Tranche 3 Term Loan (First Lien)	S+			4.00%		9.33%	2/10/2022	2/15/2029	1,970,000	1,961,871	1,974,433
Peraton	(k)	Senior Secured Term B Loan (First Lien)	S+			3.75%		9.08%	2/23/2021	2/1/2028	951,845	948,813	955,414
API Technologies		Senior Secured Initial Term Loan (First Lien)	S+	1.00	%,	6.00	% PIK	6.33%	1/15/2020	5/9/2026	964,824	951,177	752,563
BlueHalo		Unitranche Initial Term Loan	S+			6.50%		11.83%	11/17/2021	10/31/2025	489,015	484,221	481,680
Novaria Group		Senior Secured Initial Term Loan	S+			5.50%		10.83%	1/24/2020	1/27/2027	481,250	478,973	475,234
BlueHalo		Senior Secured Revolving Loan	S+			6.50%		11.83%	11/17/2021	10/31/2025	58,084	56,595	57,212
API Technologies		Senior Secured Priming Facillity	S+	1.00	%,	6.00	% PIK	6.33%	11/3/2023	3/25/2027	51,154	49,620	39,900
Whitcraft		Senior Secured Revolving Loan	S+			7.00%		12.33%	3/31/2023	2/15/2029	17,857	7,143	17,768

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+			7.25%		12.58%	12/13/2021	12/14/2029	2,500,000	2,480,426	2,475,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+			4.00%		9.33%	12/13/2021	12/14/2028	1,965,000	1,948,322	1,942,894
Hissho Sushi	(j)	Unitranche Term Loan	S+			5.50%		10.83%	4/7/2022	5/18/2028	1,829,286	1,798,374	1,829,286
Dessert Holdings		Senior Secured Initial Term Loan (First Lien)	S+			4.00%		9.33%	6/7/2021	6/9/2028	1,743,962	1,734,080	1,700,363
Monogram Foods		Senior Secured Initial Term Loan	S+			4.00%		9.33%	8/13/2021	8/28/2028	980,000	972,720	967,750
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+			6.00%		11.33%	4/7/2022	5/18/2028	—	(667)	—

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Construction & Building
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+	6.50%	11.83%	12/22/2022	12/22/2028	$2,236,020	$2,172,995	$2,236,020
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	10.08%	10/2/2019	11/30/2027	1,763,235	1,758,095	1,714,746
PlayPower		Senior Secured Initial Term Loan	S+	5.50%	10.83%	5/10/2019	5/8/2026	1,718,028	1,718,028	1,670,782
Specialty Products & Insulation	(k)	Senior Secured Tranche B-1 Term Loan	S+	5.00%	10.33%	3/16/2022	12/21/2027	984,023	976,282	984,023
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.08%	2/10/2022	2/23/2029	985,000	973,652	871,109
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	12/22/2022	12/23/2028	—	(8,264)	—

Wholesale
GME Supply		Unitranche Initial Term Loan	S+	6.25%	11.58%	7/5/2023	7/6/2029	3,794,452	3,695,591	3,708,404
Carlisle Foodservice		Unitranche Term Loan	S+	6.00%	11.33%	9/29/2023	9/11/2030	1,000,000	978,980	992,500
Carlisle Foodservice		Senior Secured Revolving Loan	S+	6.00%	11.33%	9/29/2023	10/2/2029	—	(3,223)	—
GME Supply		Senior Secured Revolving Loan	S+	6.25%	11.58%	7/5/2023	7/5/2027	—	(13,831)	—

Consumer Goods: Non-durable
Augusta Sportswear	(k)	Senior Secured Initial Term Loan	S+	6.50%	11.83%	11/21/2023	11/21/2029	4,500,000	4,410,000	4,410,000

Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	5.75%	11.08%	5/23/2022	6/1/2029	1,814,074	1,776,598	1,791,988
MediaRadar		Unitranche 2023 Incremental Term Loan	S+	6.25%	11.58%	10/31/2023	9/17/2029	957,150	933,221	945,497
MediaRadar	(j)	Senior Secured Revolving Loan	S+	6.00%	11.33%	9/16/2022	7/22/2028	—	(10,168)	—

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	9.83%	8/16/2019	9/30/2024	$1,674,858	$1,669,246	$1,662,296

Retail
Varsity Brands	(k)	Senior Secured Third Amendment Extended Term Loan (First Lien)	S+	5.00%	10.33%	10/17/2018	12/15/2026	947,649	949,734	943,901
StubHub	(k)	Senior Secured USD Term B Loan	S+	3.50%	8.83%	1/31/2020	2/12/2027	480,000	478,894	473,498

Forest Products & Paper
Loparex		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	7/29/2019	7/31/2026	1,436,250	1,430,208	1,364,438

Utilities: Water
Aegion	(k)	Senior Secured Initial Term Loan	S+	4.75%	10.08%	4/1/2021	5/17/2028	978,082	974,737	978,082

Energy: Oil & gas
AmSpec	(k)	Senior Secured Closing Date Term Loan	S+	5.75%	11.08%	10/11/2023	12/5/2030	1,000,000	986,093	975,000
AmSpec		Senior Secured Revolving Loan	S+	5.75%	11.08%	12/4/2023	12/14/2029	—	(3,634)	—

Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	S+	4.00%	9.33%	8/14/2019	8/14/2026	957,500	956,363	938,350

Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	12.83%	10/19/2016	4/21/2025	938,318	938,318	919,552

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	S+	3.25%	8.58%	1/22/2021	1/6/2028	487,500	486,664	287,625

Total Bank Loans									$385,290,924	$381,763,367

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.2%) (g) (h):

High Tech Industries
PracticeTek	(j) (o) (p)	Class A Units				11/22/2021		$615,631	$648,053	$673,164
Amplix	(j) (o) (q)	Class A-2 Units				10/19/2023		23,810	238,095	238,095
Golden Source	(j) (o) (r)	Class A Units				3/25/2022		117,371	117,371	187,455

Services: Business
InnovateMR	(j) (o) (s)	Class A Units				12/16/2021		387	387,311	447,268
Industrial Services Group	(j) (o) (t)	Class A Units				12/7/2022		238	238,095	270,179
Liberty Group	(j) (o) (u)	Series A-Preferred Units				6/6/2022		113,636	113,636	140,225
Heartland	(o) (v)	Co-Invest Units				12/12/2023		889	88,889	88,889
VC3	(j) (o) (w)	Class A Units				9/16/2022		15,279	62,282	65,700
OSG Billing Services	(o) (x)	Class A Units				11/30/2023		27,208	—	—

Healthcare & Pharmaceuticals
OrthoNebraska	(j) (o) (y)	Class A Units				7/31/2023		24,245	242,452	258,253
Minds + Assembly	(j) (o) (z)	Class A Units				5/3/2023		217	217,391	257,347
InterMed	(j) (o) (aa)	Class A Units				12/22/2022		2,484	248,380	144,227
Ivy Rehab	(o) (ab)	Class A Units				3/11/2022		100	100,000	102,137
RevHealth	(j) (o) (ac)	Class A-1 Units				7/22/2022		20,548	205,479	87,436

Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (ad)	Class A Units				4/7/2022		25,000	250,000	442,054

Construction & Building
A1 Garage Door Service	(j) (o) (ae)	Class A Common Units				12/22/2022		273	272,727	376,917

Environmental Industries
Vortex	(j) (o) (af)	LP Common Units				9/1/2023		190	189,759	224,025
Alliance Environmental Group	(j) (o) (ag)	A-1 Preferred Units				9/30/2019		331	331,126	107,177

Services: Consumer
Ned Stevens 2022 - 2	(j) (o) (ah)	Class B Common Units				11/1/2022		279	278,990	278,990

Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (ai)	Class A Units				6/30/2022		129,870	129,870	216,572
Beta+	(o) (aj)	Class A-2 Common Stock				9/15/2023		2,470	24,700	24,700
American Beacon Advisors	(o) (ak)	Common Units				12/29/2023		16,071	—	—

Automotive
Engine & Transmission Exchange	(j) (o) (al)	Class A-1 Units				5/26/2023		211,268	211,268	239,133

Wholesale
GME Supply	(j) (o) (am)	Class A Units				6/30/2023		272,422	272,422	235,688

Chemicals, Plastics & Rubber
Vertellus	(o) (an)	Series A Units				12/22/2020		1,651	165,138	178,570

Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (ao)	Class A-1 Units				9/16/2022		147,000	147,000	147,000

Total Equity and Preferred Shares									$5,180,434	$5,431,201

Total Portfolio Investments (ap)									$390,471,358	$387,194,568
(∧)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).

(a)	All companies are located in the United States of America, unless otherwise noted.
(b)

Interest rate percentages represent actual interest rates as of December, 2023, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(k)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(l)	The Company headquarters for UDG is located in Ireland.
(m)	The Company headquarters for Integro is located in United Kingdom.
(n)	The Company headquarters for Intertape Polymer is located in Canada.
(o)	Investment is non-income producing.
(p)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	Represents an investment in APD AMP Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.
(w)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.
(y)	Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ad)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ae)	Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(af)	Represents an investment in APD VTX Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ag)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ah)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ai)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aj)	Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.
(ak)	Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.
(al)	Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(am)	Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(an)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ao)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ap)

At December 31, 2023, the cost of investments for income tax purposes was $390,467,107, the gross unrealized depreciation for federal tax purposes was $6,492,193, the gross unrealized appreciation for federal income tax purposes was $3,219,654, and the net unrealized depreciation was $3,272,539.

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

Audax Credit BDC Inc.

Schedules of Investments (Continued)

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

Notes to Financial Statements

December 31, 2023

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

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements and related notes present the results of activity of the Company for the years ended December 31, 2023, 2022, and 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2023 and 2022. The cash was not subject to any restrictions on withdrawal.

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

The Valuation Designee determines fair value in good faith for all our investments without readily available market quotations by using methodologies consistent with the principles of the valuation approaches set forth in ASC 820, Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder.

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

Pursuant to the framework set forth above, the Valuation Designee values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Valuation Designee may also obtain quotes with respect to certain of the Company’s investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2023, the Company had no investments on non-accrual. As of December 31, 2022, the Company had one investment on non-accrual, which represented 0.53% and 0.23% of its total portfolio at cost and fair market value, respectively.

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

As of December 31, 2023 and 2022, the Company held 245 and 239 investments in loans with OID, respectively. The unamortized balance of OID investments as of December 31, 2023 and 2022 totaled $4,930,002 and $4,510,014, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company accrued OID income in the amount of $730,710 $691,243, and $438,390,respectively.

As of December 31, 2023, the Company held 7 investments that had a PIK interest component. As of December 31, 2022, the Company held six investments that had a PIK interest component. During the years ended December 31, 2023, 2022, and 2021, the Company accrued PIK income in the amount of $193,851, $239,601, and $257,412, respectively.

As of December 31, 2023 and 2022, the Company held $20,940,279 and $15,923,163 cash and cash equivalents, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company earned $300,230, $44,174, and $1,634, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

The Company accrued $310,872 of other income for the year ended December 31, 2023 related to amendment fees. The Company accrued $459,154 of other income for the year ended December 31, 2022 related to amendment fees. The Company accrued $111,954 of other income for the year ended December 31, 2021 related to amendment fees.

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our financial statements.

In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our financial statements.

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

As of December 31, 2023, $275,958,708 of the Company’s investments were valued using unobservable inputs, and $111,235,860 were valued using observable inputs. During the year ended December 31, 2023, $9,478,057 transferred into

Level 3 due to a decrease in observable prices in the market and $58,894,616 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

As of December 31, 2022, $339,976,294 of the Company’s investments were valued using unobservable inputs, and $80,852,364 were valued using observable inputs. During the year ended December 31, 2022, $160,938,497 transferred into Level 3 due to a decrease in observable prices in the market and $997,500 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

The following table presents the Company’s investments carried at fair value as of December 31, 2023 and 2022, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$102,893,307	$132,718,165	$235,611,472
Unitranche Debt	—	6,541,713	123,000,592	129,542,305
Second Lien Debt	—	1,800,840	14,808,750	16,609,590
Equity and Preferred Shares	—	—	5,431,201	5,431,201
Total	$—	$111,235,860	$275,958,708	$387,194,568

	Assets at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$75,132,547	$220,893,916	$296,026,463
Unitranche Debt	—	4,719,817	91,865,688	96,585,505
Second Lien Debt	—	1,000,000	23,562,691	24,562,691
Equity and Preferred Shares	—	—	3,653,999	3,653,999
Total	$—	$80,852,364	$339,976,294	$420,828,658

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2023. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of December 31, 2023
	Fair	Valuation	Unobservable						Weighted
	Value	Technique	Inputs (1)	Range (2)					Average (3)
First Lien Debt	$113,434,999	Matrix Pricing	Senior Leverage	3.22	x	-	10.06	x	5.03	x
			Total Leverage	3.22	x	-	10.06	x	5.82	x
			Interest Coverage	0.69	x	-	2.56	x	1.52	x
			Debt Service Coverage	0.59	x	-	2.23	x	1.27	x
			TEV Coverage	0.80	x	-	4.82	x	2.34	x
			Liquidity	20.28%		-	847.31%		130.76%
			Spread Comparison	350	bps	-	750	bps	486	bps

First Lien Debt	15,028,890	Market Analysis	Senior Leverage	0.83	x	-	10.99	x	6.84	x
			Total Leverage	3.79	x	-	13.24	x	7.93	x
			Interest Coverage	0.00	x	-	1.70	x	1.21	x
			Debt Service Coverage	0.00	x	-	1.48	x	1.01	x
			TEV Coverage	0.79	x	-	15.49	x	1.58	x
			Liquidity	(29.10)%		-	434.25%		47.79%
			Spread Comparison	0	bps	-	575	bps	414	bps

First Lien Debt	4,254,276	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	10.75%					10.75%

Unitranche Debt	82,798,327	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	8.78%		-	12.97%		11.00%

Unitranche Debt	36,967,553	Matrix Pricing	Senior Leverage	4.71	x	-	9.00	x	6.43	x
			Total Leverage	4.71	x	-	9.00	x	6.55	x
			Interest Coverage	0.75	x	-	2.18	x	1.33	x
			Debt Service Coverage	0.59	x	-	1.96	x	1.14	x
			TEV Coverage	1.32	x	-	2.71	x	1.83	x
			Liquidity	27.69%		-	294.20%		115.83%
			Spread Comparison	525	bps	-	700	bps	593	bps

Unitranche Debt	3,234,712	Market Analysis	Senior Leverage	9.40	x				9.40	x
			Total Leverage	9.40	x				9.40	x
			Interest Coverage	1.10	x				1.10	x
			Debt Service Coverage	0.99	x				0.99	x
			TEV Coverage	1.16	x				1.16	x
			Liquidity	92.90%					92.90%
			Spread Comparison	350	bps				350	bps

Second Lien Debt	14,808,750	Matrix Pricing	Senior Leverage	5.32	x	-	9.68	x	6.87	x
			Total Leverage	5.32	x	-	9.68	x	6.88	x
			Interest Coverage	0.89	x	-	2.07	x	1.44	x
			Debt Service Coverage	0.79	x	-	1.73	x	1.19	x
			TEV Coverage	1.25	x	-	2.14	x	1.66	x
			Liquidity	77.67%		-	275.58%		139.32%
			Spread Comparison	675	bps	-	850	bps	743	bps

Total	$270,527,507
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
(4)

Maturity Modified Market Yield is calculated based on the Market yield of the security relative to its actual coupon and maturity date. The Market Yield is modified 75 basis points for every 1x delta in actual leverage versus market leverage of that issuer.

The table above does not include $5,431,201 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2023 and 2022 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Year Ended December 31, 2023	Debt	Debt	Debt	Shares	Total
Fair Value as of December 31, 2022	$220,893,916	$91,865,688	$23,562,691	$3,653,999	$339,976,294
Transfers into Level 3	4,758,240	4,719,817	—	—	9,478,057
Transfers out of Level 3	(54,939,416)	(1,960,200)	(1,995,000)	—	(58,894,616)
Total gains:
Net realized loss (a)	(1,296,033)	(2,080,149)	(2,109,409)	—	(5,485,591)
Net unrealized (depreciation) appreciation(b)	(815,637)	1,912,211	77,472	(101,484)	1,072,562
New investments, repayments and settlements:(c)
Purchases	12,071,918	35,778,342	—	1,878,686	49,728,946
Settlements/repayments	(30,539,172)	(7,658,389)	(4,750,000)	—	(42,947,561)
Net amortization of premiums, PIK, discounts and fees	305,157	423,272	22,996	—	751,425
Sales	(17,720,808)	—	—	—	(17,720,808)
Fair Value as of December 31, 2023	$132,718,165	$123,000,592	$14,808,750	$5,431,201	$275,958,708
(a)	Included in net realized (loss) gain on the accompanying Statement of Operations for the year ended December 31, 2023.
(b)	Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the year ended December 31, 2023.
(c)

Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Year Ended December 31, 2022	Debt	Debt	Debt	Shares	Total
Fair Value as of December 31, 2021	$118,049,277	$19,092,768	$14,701,508	$1,346,357	$153,189,910
Transfers into Level 3	129,632,383	21,362,424	9,943,690	—	160,938,497
Transfers out of Level 3	—	—	(997,500)	—	(997,500)
Total gains:
Net realized gain(a)	318,225	98,258	20,746	611,389	1,048,618
Net unrealized (depreciation) appreciation(b)	(2,067,500)	(710,363)	(75,985)	192,391	(2,661,457)
New investments, repayments and settlements:(c)
Purchases	41,042,665	58,700,698	2,440,000	2,457,201	104,640,564
Settlements/repayments	(58,428,308)	(6,986,618)	(2,499,999)	(764,889)	(68,679,814)
Net amortization of premiums, PIK, discounts and fees	463,844	308,521	30,231	—	802,596
Sales	(8,116,670)	—	—	(188,450)	(8,305,120)
Fair Value as of December 31, 2022	$220,893,916	$91,865,688	$23,562,691	$3,653,999	$339,976,294

(a)Included in net realized gain on the accompanying Statement of Operations for the year ended December 31, 2022.

(b)Included in net change in unrealized (depreciation) appreciation on the accompanying Statement of Operations for the year ended December 31, 2022.

(c)Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at December 31, 2023 and 2022 were ($1,354,459) and ($655,200), respectively.

Investment Activities

The Company held a total of 246 syndicated investments with an aggregate fair value of $387,194,568 as of December 31, 2023. During the year ended December 31, 2023, the Company invested in 52 new syndicated investments for a combined $52,231,850 and in existing investments for a combined $19,059,528. The Company also received $59,955,240 in repayments from investments and $43,961,707 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2023, the Company’s investment portfolio consisted of investments in 211 companies located in 35 states across 25 different industries, with an aggregate fair value of $387,194,568. The five largest investments at fair value as of December 31, 2023 totaled $24,625,500, or 6.36% of the Company’s total investment portfolio as of such date. As of December 31, 2023, the Company’s average investment was $1,587,282 at cost.

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

The following table outlines the Company’s investments by security type as of December 31, 2023 and 2022:

	December 31, 2023
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$239,486,292	61.33%	$235,611,472	60.85%
Unitranche Debt	128,971,146	33.03%	129,542,305	33.46%
Second Lien Debt	16,833,486	4.31%	16,609,590	4.29%
Total Debt Investments	385,290,924	98.67%	381,763,367	98.60%
Equity and Preferred Shares	5,180,434	1.33%	5,431,201	1.40%
Total Equity Investments	5,180,434	1.33%	5,431,201	1.40%
Total Investments	$390,471,358	100.00%	$387,194,568	100.00%

	December 31, 2022
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$301,685,656	70.54%	$296,026,463	70.34%
Unitranche Debt	98,045,938	22.92%	96,585,505	22.95%
Second Lien Debt	24,667,515	5.77%	24,562,691	5.84%
Total Debt Investments	424,399,109	99.23%	417,174,659	99.13%
Equity and Preferred Shares	3,301,747	0.77%	3,653,999	0.87%
Total Equity Investments	3,301,747	0.77%	3,653,999	0.87%
Total Investments	$427,700,856	100.00%	$420,828,658	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		Percentage of		Percentage of
		Total		Total
Industry	Fair Value	Investments	Fair Value	Investments
Healthcare & Pharmaceuticals	$71,803,100	18.56%	$74,735,672	17.76%
Services: Business	69,531,461	17.96	69,269,858	16.46
High Tech Industries	34,223,801	8.84	51,379,328	12.21
Banking, Finance, Insurance & Real Estate	33,440,236	8.64	32,865,053	7.81
Containers, Packaging & Glass	31,380,531	8.10	33,987,694	8.08
Capital Equipment	24,565,354	6.34	28,019,443	6.66
Services: Consumer	16,468,470	4.25	13,773,067	3.27
Chemicals, Plastics & Rubber	15,377,063	3.97	19,080,225	4.53
Transportation: Cargo	13,807,618	3.57	13,798,595	3.28
Automotive	13,785,929	3.56	10,520,824	2.50
Environmental Industries	12,701,457	3.28	7,517,679	1.79
Aerospace & Defense	12,124,785	3.13	21,269,972	5.05
Beverage, Food & Tobacco	9,357,347	2.42	11,310,292	2.69
Construction & Building	7,853,597	2.03	10,699,594	2.54
Wholesale	4,936,592	1.27	3,771,670	0.90
Consumer Goods: Non-Durable	4,410,000	1.14	5,534,099	1.32
Media: Advertising, Printing & Publishing	2,884,485	0.74	2,781,895	0.66
Metals & Mining	1,662,296	0.43	1,689,870	0.40
Retail	1,417,399	0.37	1,390,874	0.33
Forest Products & Paper	1,364,438	0.35	1,451,250	0.34
Utilities: Water	978,082	0.25	970,217	0.23
Energy: Oil & gas	975,000	0.25	—	—
Energy: Electricity	938,350	0.24	948,150	0.23
Hotels, Gaming & Leisure	919,552	0.24	2,148,253	0.51
Consumer Goods: Durable	287,625	0.07	472,800	0.11
Utilities: Electric	—	—	1,442,284	0.34
	$387,194,568	100.00%	$420,828,658	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$99,995,015	25.83%	$97,037,723	23.06%
Midwest	90,743,226	23.44	99,995,134	23.76
Southeast	55,632,000	14.37	54,739,431	14.77
West	47,785,572	12.34	54,750,013	13.01
Southwest	47,644,956	12.31	62,170,072	13.01
East	31,805,670	8.21	36,228,410	8.61
South	7,332,729	1.89	4,420,172	1.87
Northwest	3,561,962	0.92	3,606,809	0.86
Other(a)	2,693,438	0.70	7,880,894	1.05
Total Investments	$387,194,568	100.00%	$420,828,658	100.00%
(a)	The Company headquarters for Sophos is located in the United Kingdom. The Company headquarters for UDG is located in Ireland. The Company headquarters for Intertape Polymer is located in Canada. The Company headquarters for Integro is located in the United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2023:

For the Fiscal Years Ending December 31:	Amount
2024	$14,126,372
2025	31,366,185
2026	40,671,672
2027	61,153,114
2028	144,432,180
Thereafter	98,471,403
Total contractual repayments	390,220,926
Adjustments to cost basis on debt investments(a)	(4,930,002)
Total Cost Basis of Debt Investments Held at December 31, 2023:	$385,290,924
(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the year ended December 31, 2023, the Company recorded base management fees of $4,272,708 and waivers to the base management fees of $1,495,448, as set forth within the accompanying statements of operations. For the year ended December 31, 2022, the Company recorded base management fees of $4,422,989 and waivers to the base management fees of $1,548,046, as set forth within the accompanying statements of operations. For the year ended December 31, 2021, the Company recorded base management fees of $3,764,399 and waivers to the base management fees of $1,317,540, as set forth within the accompanying statements of operations.

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

For the year ended December 31, 2023, the Company recorded Incentive Fees related to net investment income of $5,758,363. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $3,597,910, as set forth within the accompanying statements of operations. For the year ended December 31, 2022, the Company recorded Incentive Fees related to net investment income of $3,454,468. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $2,657,883, as set forth within the accompanying statements of operations. For the year ended December 31, 2021, the Company recorded Incentive Fees related to net investment income of $848,440. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $763,596, as set forth within the accompanying statements of operations.

For the years ended December 31, 2023, 2022 and 2021, the Company did not record any Incentive Fees related to capital gains.

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

For each of the years ended December 31, 2023, 2022 and 2021, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2023 and 2022 on the Company’s accompanying statements of assets and liabilities were as follows:

	December 31, 2023	December 31, 2022
Net base management fee due to Adviser	$687,175	$732,900
Net incentive fee due to Adviser	596,757	404,409
Total fees due to Adviser, net of waivers	1,283,932	1,137,309
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,350,182	$1,203,559

Other Agreements

The Company may invest alongside other clients of the Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of the Company’s exemptive relief.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock par value $0.001 per share (the “Common Stock”), for the years ended December 31, 2023,2022, and 2021:

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$34,292,798	$19,037,618	$17,758,609
Denominator for basic and diluted weighted average common shares	44,518,983	45,106,946	39,463,569
Basic and diluted net increase in net assets resulting from operations per common share	$0.77	$0.42	$0.45

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

During the year ended December 31, 2023, the Company executed a total of $47,515,735 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of fund level earnings and profits. Given that the fund did not have sufficient earnings and profits to support the distribution, the entire value of the Tender Offer is treated as a return of capital for tax purposes.

During the year ended December 31, 2022, the Company executed a total of $50,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of fund level earnings and profits. Given that the fund did not have sufficient earnings and profits to support the distribution, the entire value of the Tender Offer is treated as a return of capital for tax purposes.

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2023 of $36,170,582, or $0.82 per share. The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2022 of $24,507,347, or $0.54 per share. The tax character of the distributions declared and paid represented $23,797,493, or $0.53 per share, from ordinary income and $709,854, or $0.01 per share, from tax return of capital.

During the year ended December 31, 2023, given that the Company did not have sufficient earnings and profits, $47,480,752 of the distributions and Tender Offers is treated as a return of capital for tax purposes. This information will be reported in the Form 1042-S or Form 1099-DIV.

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2023 and 2022, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2023 and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Capital in excess of par value	$(30,906)	$—
Accumulated net investment income	34,983	(430)
Accumulated net realized gain (loss)	(4,077)	430

At December 31, 2023 and 2022, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31,	As of December 31,
	2023	2022
Other temporary book/tax differences	$(101,140)	$(152,362)
Net tax basis unrealized depreciation	(3,272,539)	(6,872,198)
Accumulated net realized loss	(8,028,768)	(2,500,103)
Components of tax distributable (loss) earnings at period end	$(11,402,447)	$(9,524,663)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2023.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2023, the Company has long-term capital loss carryforward of $8,028,768 . The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2023, 2022, and 2021 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2023, 2022, and 2021, no tax expense or any related interest or penalties were incurred.

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

As of December 31, 2023, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of December 31, 2023 and December 31, 2022, were 44,518,989 and 46,376,461, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2023 and 2022:

	Common stock shares in issue
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Shares in issue, beginning of period	46,376,461	39,961,408
Common stock issued ($30,000,000 and $110,000,000, respectively)	3,267,974	11,746,415
Common stock repurchased ($47,515,735 and $50,000,000, respectively)	(5,125,458)	(5,331,370)
Issuance of common shares in connection with dividend reinvestment plan ($119 and $73, respectively)	12	8
Shares in issue, end of period	44,518,989	46,376,461

The following table details the activity of Stockholders’ Equity for the years ended December 31, 2023 and 2022:

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Year Ended December 31, 2023	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678
Net investment income	—	—	36,225,880	36,225,880
Net realized loss from investment transactions	—	—	(5,528,490)	(5,528,490)
Net change in unrealized appreciation on investments	—	—	3,595,408	3,595,408
Issuance of shares	3,268	29,996,732	—	30,000,000
Repurchase of shares	(5,125)	(47,510,610)	—	(47,515,735)
Distributions to Stockholders	—	—	(36,170,582)	(36,170,582)
Reinvested Dividends	—	119	—	119
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Year Ended December 31, 2022	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2021	$39,961	$378,672,161	$(4,764,788)	$373,947,334
Net investment income	—	—	23,817,808	23,817,808
Net realized gain from investment transactions	—	—	853,764	853,764
Net change in unrealized depreciation on investments	—	—	(5,633,954)	(5,633,954)
Issuance of shares	11,738	109,988,254	—	109,999,992
Repurchase of shares	(5,331)	(49,994,669)	—	(50,000,000)
Distributions to Stockholders	—	(709,854)	(23,797,493)	(24,507,347)
Reinvested Dividends	8	73	—	81
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2023, the Company had no short-term borrowings outstanding. For the year ended December 31, 2023, the Company recorded interest expense in connection with short-term borrowings of $446,070. For the year ended December 31, 2022, the Company had short-term borrowings outstanding of $13,178,611. For the year ended December 31, 2022, the Company recorded interest expense in connection with short-term borrowings of $712,005.

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

The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2023 and December 31, 2022:

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	December 31, 2023	December 31, 2022
Legacy Service Partners	Senior Secured Delayed Draw Term Loan B	S+	5.75%	11.08%	1/9/2029	Services: Consumer	$2,000,000	$—
Steward Partners	Senior Secured Delayed Draw Term B Loan	S+	5.50%	10.83%	10/14/2028	Banking, Finance, Insurance & Real Estate	1,200,000	—
EdgeCo	Senior Secured Delayed Draw Term D Loan	S+	4.75%	10.08%	6/1/2026	Banking, Finance, Insurance & Real Estate	939,600	1,200,000
Golden Source	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.83%	5/12/2028	Services: Business	938,967	938,967
Cherry Bekaert	Senior Secured Amendment No.1 Delayed Draw Term Loan	S+	6.00%	11.33%	6/30/2028	Banking, Finance, Insurance & Real Estate	936,267	—
Amplix	Unitranche DDTL 3	S+	6.25%	11.58%	10/18/2029	High Tech Industries	915,751	—
OrthoNebraska	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.83%	7/31/2027	Healthcare & Pharmaceuticals	914,913	—
InterMed	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.83%	12/24/2029	Healthcare & Pharmaceuticals	863,931	863,931
Ned Stevens 2022-2	Senior Secured Delayed Draw Term Loan	S+	6.00%	11.33%	11/1/2029	Services: Consumer	846,172	—
CPI International	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.83%	10/6/2024	Aerospace & Defense	718,563	687,983
Minds + Assembly	Senior Secured Revolving Loan	S+	6.50%	11.83%	5/3/2029	Healthcare & Pharmaceuticals	683,230	—
InterMed	Senior Secured Revolving Loan	S+	6.50%	11.83%	12/22/2028	Healthcare & Pharmaceuticals	647,948	846,172
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.50%	10.83%	6/30/2028	Banking, Finance, Insurance & Real Estate	616,472	431,530
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	6.50%	11.83%	5/25/2029	Automotive	513,078	—
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	6.75%	12.08%	11/1/2029	Services: Consumer	507,703	338,469
Eliassen	Senior Secured Initial Delayed Draw Term Loan	S+	5.50%	10.83%	4/14/2028	Services: Business	507,407	625,344
GME Supply	Senior Secured Revolving Loan	S+	6.25%	11.58%	7/5/2027	Wholesale	502,934	—
Golden Source	Senior Secured Revolving Loan	S+	5.50%	10.83%	5/12/2028	Services: Business	469,484	469,484
OrthoNebraska	Senior Secured Revolving Loan	S+	6.50%	11.83%	7/31/2027	Healthcare & Pharmaceuticals	457,457	—
Vensure Employer Services	Senior Secured 2023 Delayed Draw Term B Loan	S+	5.25%	10.58%	3/29/2027	Services: Business	438,889	—
GME Supply	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.58%	7/6/2029	Wholesale	420,682	—
MediaRadar	Senior Secured Revolving Loan	S+	6.00%	11.33%	7/22/2028	Media: Advertising, Printing & Publishing	406,737	296,296
Industrial Services Group	Senior Secured Revolving Loan	S+	6.25%	11.58%	12/7/2028	Services: Business	379,048	513,699
PracticeTek	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.83%	11/23/2027	High Tech Industries	372,137	1,889,313

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	December 31, 2023	December 31, 2022
Micro Merchant Systems	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.08%	12/14/2027	Healthcare & Pharmaceuticals	$370,370	$370,370
Vortex	Senior Secured Revolving Loan	S+	6.00%	11.33%	9/4/2029	Environmental Industries	369,988	—
VC3	Senior Secured Delayed Draw Term Loan D	S+	5.10%	10.43%	3/12/2027	Services: Business	366,029	1,176,922
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	11.33%	1/20/2028	Services: Business	365,388	365,388
Alera	Senior Secured 2022 Delayed Draw Term Loan	S+	6.50%	11.83%	10/2/2028	Banking, Finance, Insurance & Real Estate	340,000	1,173,333
Heartland	Senior Secured Senior Secured Delayed Draw Term Loan	S+	5.75%	11.08%	12/15/2029	Services: Business	333,333	—
Amplix	Unitranche Revolving Credit Loan	S+	6.25%	11.58%	10/18/2029	High Tech Industries	329,670	—
Apex Service Partners	Senior Secured DDTL Loan	S+	7.00%	12.33%	10/24/2030	Services: Consumer	325,552	—
Cerity Partners	Senior Secured Initial Revolving Loan	S+	6.50%	11.83%	7/27/2028	Banking, Finance, Insurance & Real Estate	286,738	—
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	11.08%	12/22/2025	Chemicals, Plastics & Rubber	286,625	486,239
A1 Garage Door Service	Senior Secured Revolving Loan	S+	6.50%	11.83%	12/23/2028	Construction & Building	275,482	275,482
Accolite	Senior Secured Initial DDTL Loan	S+	6.00%	11.33%	4/10/2029	Services: Business	250,000	—
Whitcraft	Senior Secured Revolving Loan	S+	7.00%	12.33%	2/15/2029	Aerospace & Defense	250,000	—
Beta+	Senior Secured Revolving Credit Loan	S+	4.25%	9.58%	7/1/2027	Banking, Finance, Insurance & Real Estate	248,660	276,289
Discovery Education	Senior Secured Revolving Credit Loan	S+	5.75%	11.08%	4/7/2028	Services: Business	230,769	230,769
Shaw	Senior Secured Delayed Draw Term Facility	S+	6.00%	11.33%	8/28/2029	Capital Equipment	212,766	—
Heartland	Senior Secured Senior Secured Revolving Credit Facility	S+	5.75%	11.08%	12/15/2029	Services: Business	206,897	—
Liberty Group	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.08%	6/15/2028	Services: Business	204,545	200,001
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	7/29/2028	Capital Equipment	198,769	286,738
A1 Garage Door Service	Senior Secured Closing Date Delayed Draw Term Loan	S+	6.50%	11.83%	12/22/2028	Construction & Building	194,518	571,429
USALCO	Senior Secured Revolving Loan	S+	6.00%	11.33%	10/19/2026	Chemicals, Plastics & Rubber	189,516	204,545
Radwell	Senior Secured Delayed Draw Term Loan	S+	6.53%	11.86%	4/1/2029	Capital Equipment	188,001	185,484
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	11.08%	12/15/2028	Services: Business	181,818	227,273

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	December 31, 2023	December 31, 2022
Ivy Rehab	Senior Secured Revolving Credit Loan	S+	4.75%	10.08%	4/21/2028	Healthcare & Pharmaceuticals	$168,350	$168,350
Blue Cloud	Senior Secured Revolving Loan	S+	5.25%	10.58%	1/21/2028	Healthcare & Pharmaceuticals	162,045	182,119
EPIC Insurance	Senior Secured Revolving Loan	S+	5.25%	10.58%	9/30/2027	Banking, Finance, Insurance & Real Estate	161,841	161,841
Carlisle Foodservice	Senior Secured Revolving Loan	S+	6.00%	11.33%	10/2/2029	Wholesale	161,152	—
Integro	Senior Secured Tenth Amendment Delayed Draw Loan	S+	12.00%	17.33%	10/31/2024	Banking, Finance, Insurance & Real Estate	161,041	—
Allied Benefit Systems	Senior Secured Initial Delayed Draw Term Loan	S+	5.25%	10.58%	10/31/2030	Services: Business	154,573	—
RevHealth	Senior Secured Revolving Loan	S+	5.75%	11.08%	7/21/2028	Healthcare & Pharmaceuticals	154,110	308,344
AmSpec	Senior Secured Revolving Loan	S+	5.75%	11.08%	12/14/2029	Energy: Oil & Gas	145,363	—
AmSpec	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.08%	12/15/2030	Energy: Oil & Gas	144,144	—
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	5/18/2028	Beverage, Food and Tobacco	142,857	111,111
Industrial Physics	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.58%	7/31/2029	Containers, Packaging & Glass	142,857	—
Apex Service Partners	Senior Secured Revolving Credit Loan	S+	6.50%	11.83%	10/24/2029	Services: Consumer	134,439	—
Insight Global	Senior Secured Revolving Loan	S+	6.00%	11.33%	9/22/2027	Services: Business	134,178	80,507
Cleaver Brooks	Senior Secured Revolving Loan	S+	5.75%	11.08%	7/31/2028	Capital Equipment	123,077	113,834
Health Management Associates	Senior Secured Delay Draw Term Loan	S+	6.25%	11.58%	3/30/2029	Services: Business	120,782	—
Community Brands	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.08%	2/24/2028	Banking, Finance, Insurance & Real Estate	117,647	118,154
Blue Cloud	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.58%	1/21/2028	Healthcare & Pharmaceuticals	114,000	400,000
Micro Merchant Systems	Senior Secured Revolving Loan	S+	5.75%	11.08%	12/14/2027	Healthcare & Pharmaceuticals	111,111	114,286
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	11.08%	3/31/2028	Capital Equipment	108,308	161,041
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	11.58%	7/31/2028	Containers, Packaging & Glass	107,759	—
Carlisle Foodservice	Senior Secured Delayed Draw Term Loan	S+	6.00%	11.33%	10/2/2029	Wholesale	102,041	—
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.83%	12/19/2030	Capital Equipment	98,684	—
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	10.58%	12/17/2027	Transportation: Cargo	88,889	107,692
Keter Environmental Services	Senior Secured Revolving Loan	S+	6.50%	11.83%	10/29/2027	Environmental Industries	77,520	50,160
VC3	Senior Secured Revolving Credit	S+	5.25%	10.58%	3/12/2027	Services: Business	76,923	76,923
Applied Adhesives	Senior Secured Revolving Loan	S+	4.75%	10.08%	3/12/2027	Containers, Packaging & Glass	71,111	71,414
Steward Partners	Senior Secured Revolving Credit	S+	5.50%	10.83%	10/14/2028	Banking, Finance, Insurance & Real Estate	69,444	—
Ohio Transmission	Senior Secured Revolving Facility	S+	5.50%	10.83%	12/19/2029	Capital Equipment	69,333	—
Radwell	Senior Secured Revolving Loan	S+	6.75%	12.08%	4/1/2028	Capital Equipment	63,999	79,998
CPS	Senior Secured Revolving Credit Loan	S+	5.25%	10.58%	6/1/2028	Healthcare & Pharmaceuticals	59,988	68,750
Community Brands	Senior Secured Revolving Loan	S+	5.75%	11.08%	2/24/2028	Banking, Finance, Insurance & Real Estate	58,824	58,824
CIRCOR	Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	10/18/2029	Capital Equipment	57,545	—
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	11.58%	3/30/2029	Services: Business	56,838	—
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	7.00%	12.33%	5/2/2029	Services: Business	49,020	—

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	December 31, 2023	December 31, 2022
BlueHalo	Senior Secured Revolving Loan	S+	6.50%	11.83%	10/31/2025	Aerospace & Defense	$36,322	$16,556
Omni Logistics	Senior Secured Revolving Credit Loan	S+	5.00%	10.33%	12/30/2025	Transportation: Cargo	24,901	117,647
Alliance Environmental Group	Senior Secured Revolving Loan	S+	6.00%	11.33%	12/30/2027	Environmental Industries	24,834	17,551
Industrial Services Group	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.58%	12/7/2028	Services: Business	—	1,428,571
Ned Stevens 2022-2	Senior Secured Delayed Draw Term Loan Retired 12/04/2023	S+	6.50%	11.83%	11/1/2029	Services: Consumer	—	807,692
Discovery Education	Senior Secured Delayed Draw Term Loan (First Lien)	S+	5.75%	11.08%	4/6/2029	Services: Business	—	718,563
Cherry Bekaert	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.58%	6/30/2028	Banking, Finance, Insurance & Real Estate	—	629,630
CoolSys	Senior Secured Delayed Draw Term Loan Retired 07/27/2023	S+	4.75%	10.08%	8/11/2028	Services: Business	—	465,278
Advancing Eyecare	Senior Secured Initial Delayed Draw Term Loan Retired 11/15/2023	S+	5.75%	11.08%	6/29/2029	Healthcare & Pharmaceuticals	—	462,000
PracticeTek	Senior Secured Revolving Loan Retired 08/30/2023	S+	5.50%	10.83%	11/23/2027	High Tech Industries	—	357,824
Evans Network	Senior Secured Delayed Draw Term Loan (First Lien) Retired 08/19/2023	S+	4.25%	9.58%	8/19/2028	Transportation: Cargo	—	326,531
Paragon Films	Senior Secured Delayed Draw Term Loan (First Lien) Retired 12/29/2023	S+	5.00%	10.33%	12/16/2028	Containers, Packaging & Glass	—	297,030
The Facilities Group	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.08%	11/30/2027	Services: Business	—	266,185
Alliance Environmental Group	Senior Secured Delayed Draw Term Loan	S+	6.00%	11.33%	12/30/2027	Environmental Industries	—	177,273
Ivy Rehab	Senior Secured Delayed Draw Term Loan (First Lien)	S+	5.00%	10.33%	4/23/2029	Healthcare & Pharmaceuticals	—	176,471
Epic Staffing Group	Senior Secured Delayed Draw Term Loan Retired 10/30/2023	S+	6.00%	11.33%	6/28/2029	Healthcare & Pharmaceuticals	—	174,419
Ansira	Senior Secured New Delayed Draw Term Loan	S+	0.00%	6.50%	12/20/2024	Media: Advertising, Printing & Publishing	—	88,889
Omni Logistics	Senior Secured Tranche 2 DDTL (First Lien) Retired 03/22/2023	S+	5.00%	10.33%	12/30/2026	Transportation: Cargo	—	71,111
Magnate	Senior Secured Delayed Draw Term Loan (First Lien) Retired 12/29/2023	S+	5.50%	10.83%	12/29/2028	Transportation: Cargo	—	36,607
Applied Adhesives	Senior Secured Delayed Draw Term Loan	S+	4.75%	10.08%	3/12/2027	Containers, Packaging & Glass	—	27,721
EPIC Insurance	Senior Secured Delayed Draw Term Loan Retired 10/30/2023	S+	5.25%	10.58%	9/29/2028	Banking, Finance, Insurance & Real Estate	—	21,877
Forefront	Senior Secured Delayed Draw Term Loan Retired 10/31/2023	S+	4.25%	9.58%	4/1/2029	Healthcare & Pharmaceuticals	—	7,786
							$27,258,654	$24,258,010

Unfunded commitments represent all amounts unfunded as of December 31, 2023 and 2022. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Per Share Data:
Net asset value, beginning of period	$9.24	$9.36	$9.31	$9.44	$9.46
Net investment income (a)	0.81	0.53	0.39	0.42	0.52
Net realized (loss) gain on investments and change in unrealized (depreciation) appreciation on investments (a)(b)	(0.04)	(0.11)	0.06	(0.12)	(0.02)
Net increase in net assets resulting from operations	$0.77	$0.42	$0.45	$0.30	$0.50

Effect of equity capital activity
Distributions to stockholders from net investment income (a)	(0.82)	(0.53)	(0.39)	(0.42)	(0.52)
Distributions to stockholders from return of capital (a)	—	(0.01)	(0.01)	(0.01)	—
Net asset value at end of period	$9.19	$9.24	$9.36	$9.31	$9.44
Total return (c)	8.37%	4.45%	4.84%	3.22%	5.18%
Shares of common stock outstanding at end of period	44,518,989	46,376,461	39,961,408	38,343,580	35,109,246

Statement of Assets and Liabilities Data:
Net assets at end of period	$409,084,278	$428,477,678	$373,947,334	$356,882,861	$331,399,673
Average net assets (d)	412,355,887	419,846,471	372,049,959	350,696,066	316,110,129

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets (e)	2.87%	2.39%	1.61%	1.92%	2.32%
Ratio of net expenses to average net assets (f)	1.63%	1.39%	1.05%	1.10%	1.29%
Ratio of net investment income to average net assets	8.79%	5.67%	4.18%	4.54%	5.37%
Portfolio turnover	11.13%	4.94%	4.15%	4.76%	2.91%
(a)	Based on weighted average basic per share of Common Stock data.
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

(d)	Average net assets are computed using the average balance of net assets at the end of each month of the reporting period.
(e)	Ratio of gross expenses to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)	Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.

Note 11. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2023	December 31, 2022	December 31, 2021

Statement of Operations Data:
Income
Total investment income	$11,187,494	$9,752,434	$4,924,605
Expenses
Net expense	1,627,811	1,806,164	983,103
Net investment income	9,559,683	7,946,270	3,941,502
Net realized gain (loss) on investments	(5,348,771)	422,684	253,950
Net change in unrealized (depreciation) appreciation on investments	4,461,831	(1,034,430)	23,299
Net increase in net assets resulting from operations	$8,672,743	$7,334,524	$4,218,751

Per Share Data:
Net investment income per common share - basic and diluted(a)	$0.25	$0.21	$0.10
Net increase in net assets resulting from operations per common share - basic and diluted(a)	0.19	0.16	0.11
Distributions declared per common share	0.42	0.34	0.20

Statement of Assets and Liabilities Data:
Total assets	$413,464,757	$443,650,195	$415,183,495
Total liabilities	4,380,479	15,172,517	41,236,161
Net assets	409,084,278	428,477,678	373,947,334
Net asset value per common share	9.19	9.24	9.36
Common shares outstanding	44,518,989	46,376,461	39,961,408
Weighted common shares outstanding - basic and diluted	44,518,983	45,106,946	39,961,406

Other Data:
Number of portfolio investments	246	252	251
Average investment amount(b)	$1,587,282	$1,697,226	$1,610,728
Percentage of investments at floating rates(b)	99.59%	99.41%	100.00%
(a)	Per share data is based on weighted average common stock outstanding for both basic and diluted.
(b)	Based on cost of investments.

Note 12. Federal Tax Information (Unaudited)

Qualified interest income is exempt from nonresident alien (NRA) tax withholding. The percentage of the Company’s ordinary income distributions derived from qualified interest income was 100%.

Note 13. Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

Note 14. Subsequent Events

Subsequent to December 31, 2023 through March 27, 2024, the Company invested $14,160,500 at cost in 52 different portfolio companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost - benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “ Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

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

10.6

Management Fee Waiver Agreement, dated as of July 8, 2015, by and between the Company and the Adviser (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File no. 814-01154), filed on July 14, 2015).

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: March 27, 2024	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer

Date: March 27, 2024	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2024	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

Date: March 27, 2024	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: March 27, 2024	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 27, 2024	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 27, 2024	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 27, 2024	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director