Form 10-Q
period 2024-03-31
Audax Credit BDC Inc.
filed 2024-05-14
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 45,266,054 shares of common stock, par value $0.001 per share, outstanding as of May 14, 2024.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2024 and December 31, 2023

(Expressed in U.S. Dollars)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $380,127,182 and $390,471,358, respectively)	$376,257,907	$387,194,568
Cash and cash equivalents	45,997,315	20,940,279
Interest receivable	2,444,824	2,502,835
Receivable from investments sold	381,615	2,801,365
Receivable from bank loan repayment	91,168	25,710
Other assets	180,000	—
Total Assets	$425,352,829	$413,464,757

Liabilities
Payable for investments purchased	$4,951,113	$2,455,000
Fees due to investment advisor, net of waivers(b)	2,509,747	1,283,932
Fee due to administrator(b)	132,500	66,250
Accrued expenses and other liabilities	509,157	575,297
Total Liabilities	$8,102,517	$4,380,479
Commitments and contingencies(c)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 44,518,989 and 44,518,989 shares issued and outstanding, respectively	$44,519	$44,519
Capital in excess of par value	420,442,206	420,442,206
Total distributable loss	(3,236,413)	(11,402,447)
Total Net Assets	$417,250,312	$409,084,278

Net Asset Value per Share of Common Stock at End of Period	$9.37	$9.19

Shares Outstanding	44,518,989	44,518,989
(a)	Refer to Note 8-Borrowings for additional information.
(b)	Refer to Note 4-Related Party Transactions for additional information.
(c)	Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Investment Income
Interest income
Non-Control/Non-Affiliate	$10,584,397	$10,011,292
Other	85,860	64,550
Total interest income	10,670,257	10,075,842
Other income
Non-Control/Non-Affiliate	9,145	62,635
Total income	10,679,402	10,138,477

Expenses
Base management fee(a)	$1,033,988	$1,108,854
Incentive fee(a)	1,444,313	1,333,105
Interest expense(b)	—	227,652
Professional fees	139,284	98,636
Directors' fees	69,000	63,750
Administrative fee(a)	66,250	66,250
Other expenses	104,687	74,766
Expenses before waivers from investment adviser and administrator	2,857,522	2,973,013
Base management fee waivers(a)	(361,896)	(388,099)
Incentive fee waivers(a)	(890,590)	(889,296)
Total expenses, net of waivers	1,605,036	1,695,618
Net Investment Income	9,074,366	8,442,859

Realized and Unrealized (Loss) Gain on Investments
Net realized loss on investments	(315,847)	(43,997)
Net change in unrealized depreciation on investments	(592,485)	(556,727)
Net realized and unrealized loss on investments	(908,332)	(600,724)

Net Increase in Net Assets Resulting from Operations	$8,166,034	$7,842,135

Basic and Diluted per Share of Common Stock:
Net investment income	$0.20	$0.19
Net increase in net assets resulting from operations	$0.18	$0.17

Weighted average shares of common stock outstanding basic and diluted	44,518,989	45,420,472
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Operations
Net investment income	$9,074,366	$8,442,859
Net realized loss on investments	(315,847)	(43,997)
Net change in unrealized depreciation on investments	(592,485)	(556,727)
Net increase in net assets resulting from operations	8,166,034	7,842,135

Capital Share Transactions:
Repurchases of common stock (a)	—	(15,000,000)
Net decrease in net assets from capital share transactions	—	(15,000,000)

Net Increase (Decrease) in Net Assets	8,166,034	(7,157,865)
Net Assets, Beginning of Period	409,084,278	428,477,678
Net Assets, End of Period	$417,250,312	$421,319,813

(a)	Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,166,034	$7,842,135
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net realized loss on investments	315,847	43,997
Net change in unrealized depreciation on investments	592,485	556,727
Accretion of original issue discount interest and payment-in-kind interest	(232,264)	(253,136)
Decrease in receivable from investments sold	2,419,750	4,415,431
Decrease (increase) in interest receivable	58,011	(19,382)
Increase in receivable from bank loan repayment	(65,458)	(65,555)
Increase in other assets	(180,000)	(168,750)
(Decrease) increase in accrued expenses and other liabilities	(66,140)	122,456
Increase in fee due to administrator(a)	66,250	—
Increase in fees due to investment advisor(a)	1,225,815	27,255
Increase in payable for investments purchased	2,496,113	1,677,500

Investment activity:
Investments purchased	(23,445,335)	(8,376,737)
Proceeds from investments sold	12,284,058	9,262,833
Repayment of bank loans	21,421,870	20,751,034
Total investment activity	10,260,593	21,637,130

Net cash provided by operating activities	25,057,036	35,815,808

Cash flows from financing activities:
Repurchases of shares of common stock	—	(15,000,000)
Short-term borrowings(b)	—	(4,454,549)

Net cash used in financing activities	—	(19,454,549)

Net increase in cash and cash equivalents	25,057,036	16,361,259

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	20,940,279	15,923,163

Cash and cash equivalents, end of period	$45,997,315	$32,284,422

Supplemental cash flow information
Interest paid on short-term financing	$—	$119,524

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$—	$—
Payment-in-kind (“PIK”) interest income	$23,066	$87,506
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (88.7%) (g) (h) (i):

Services: Business
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.05%	12/7/2021	12/15/2028	$4,410,345	$4,378,729	$4,394,970
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	6.25%	11.55%	12/7/2022	12/7/2028	4,147,371	4,052,086	4,147,371
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	11.30%	12/16/2021	1/20/2028	4,151,737	4,101,880	4,050,364
Vortex	(j)	Unitranche Initial Term Loan	S+	6.00%	11.30%	9/1/2023	9/4/2029	4,032,551	3,959,291	4,032,551
CoAdvantage	(k)	Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	10.80%	8/2/2023	7/31/2029	3,830,750	3,830,750	3,850,383
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	11.05%	3/25/2022	4/9/2029	3,758,613	3,706,532	3,702,234
Eliassen		Unitranche Initial Term Loan	S+	5.50%	10.80%	3/31/2022	4/14/2028	3,441,426	3,397,088	3,402,710
CoolSys	(k)	Senior Secured Closing Date Initial Term Loan	S+	4.75%	10.05%	8/4/2021	8/11/2028	2,993,732	2,972,375	2,942,284
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	11.05%	12/10/2021	11/30/2027	2,956,645	2,933,742	2,927,079
Fleetwash		Senior Secured Incremental Term Loan	S+	4.75%	10.05%	9/25/2018	10/1/2024	2,836,069	2,833,188	2,814,798
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	9.05%	3/6/2020	4/9/2027	2,406,250	2,395,919	2,397,395
TRC Companies		Senior Secured Initial Term Loan (Second Lien)	S+	6.75%	12.05%	11/19/2021	12/7/2029	2,000,000	1,981,977	1,985,000
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.80%	12/9/2021	12/15/2028	1,960,000	1,946,007	1,942,850
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	11.05%	6/6/2022	6/15/2028	1,920,682	1,889,783	1,920,682
Veregy		Senior Secured Initial Term Loan	S+	6.00%	11.30%	11/2/2020	11/3/2027	1,932,614	1,899,189	1,903,625
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	11.80%	12/23/2022	1/20/2028	1,832,782	1,785,246	1,815,413
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.25%	10.58%	9/16/2022	3/12/2027	1,698,350	1,654,984	1,698,350
Vistage		Senior Secured Initial Term Loan	S+	4.75%	10.05%	7/18/2022	7/13/2029	1,483,734	1,459,433	1,476,316
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.00%	9.30%	1/19/2022	12/29/2028	1,470,000	1,467,314	1,458,975
Insight Global		Unitranche Closing Date Term Loan	S+	6.00%	11.30%	9/22/2021	9/22/2028	1,462,500	1,440,932	1,451,531
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	11.55%	3/31/2023	3/30/2029	1,031,292	1,000,759	1,028,714
Heartland		Senior Secured Initial Term Loan	S+	5.75%	11.05%	12/1/2023	12/12/2029	1,030,149	1,007,662	1,022,423
Colibri	(k)	Senior Secured First Amendment Incremental Term Loan	S+	5.00%	10.30%	11/9/2023	3/12/2029	1,000,000	976,064	1,004,585
TRC Companies	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.05%	11/19/2021	12/8/2028	980,002	976,527	979,655
eResearch	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.80%	12/1/2020	2/4/2027	967,343	967,343	971,357
WIRB-Copernicus Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.30%	12/13/2019	1/8/2027	962,500	958,295	963,953
Secretariat International		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.05%	12/16/2021	12/29/2028	963,408	959,779	956,182
trustaff	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.05%	12/9/2021	3/6/2028	974,874	973,206	883,070
Divisions Maintenance Group		Senior Secured Term B Loan	S+	4.75%	10.05%	5/21/2021	5/27/2028	900,788	894,869	882,772
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	10.55%	10/20/2023	10/31/2030	845,000	831,596	840,775
Diversified		Senior Secured Initial Term Loan	S+	6.50%	11.80%	4/19/2019	3/20/2026	854,937	845,587	839,976
Ahead	(k)	Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.25%	9.55%	2/1/2024	2/1/2031	500,000	498,750	502,305
S&P Engineering Solutions		Senior Secured Initial Term Loan	S+	6.75%	12.05%	3/31/2023	5/2/2030	497,500	484,300	497,500
HireRight	(k)	Senior Secured 2023 Incremental Term Loan (First Lien)	S+	4.00%	9.30%	3/25/2024	9/27/2030	500,000	495,000	497,250
Service Logic		Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.00%	9.30%	2/8/2024	10/29/2027	498,715	498,768	493,727
System One		Senior Secured Initial Term Loan	S+	4.00%	9.30%	1/28/2021	3/2/2028	486,250	484,801	480,780
OSG Billing Services		Senior Secured Last-Out Term Loan	S+	6.25%	11.55%	11/30/2023	11/30/2028	312,562	312,562	310,217
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	11.05%	3/25/2022	4/9/2029	230,769	226,731	227,308
OSG Billing Services		Senior Secured First-Out Term Loan	S+	8.00%	13.30%	11/30/2023	5/30/2028	219,341	209,666	217,696
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	6.25%	11.55%	12/7/2022	12/7/2028	211,429	194,286	211,429
Vensure Employer Services		Senior Secured 2023 Delayed Draw Term B Loan	S+	5.25%	10.58%	12/7/2023	4/1/2027	143,709	143,709	142,990
Vortex	(j)	Senior Secured Revolving Loan	S+	6.00%	11.30%	9/1/2023	9/4/2029	72,783	38,267	72,783
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	11.05%	6/6/2022	12/15/2028	45,455	40,909	45,455
Heartland		Senior Secured Revolving Credit Loan	S+	5.75%	11.05%	12/1/2023	12/12/2029	6,897	2,759	6,845
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	6.75%	12.05%	3/31/2023	5/2/2029	—	(1,471)	—
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	11.55%	3/31/2023	3/30/2029	—	(2,131)	—
VC3	(j)	Senior Secured Revolving Credit	S+	5.00%	10.30%	7/21/2022	3/12/2027	—	(2,692)	—
									68,102,346	68,394,628

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (88.7%) (g) (h) (i) (Continued):

Healthcare & Pharmaceuticals (Continued)
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	6.00%		11.30%	9/22/2021	9/30/2027	$4,885,901	$4,829,175	$4,832,197
Minds + Assembly	(j)	Unitranche Initial Term Loan	S+	6.50%		11.80%	5/3/2023	5/3/2029	4,068,634	3,970,714	4,068,634
RevHealth	(j)	Unitranche Initial Term Loan	S+	5.75%		11.05%	7/22/2022	7/21/2028	4,216,610	4,150,352	3,924,018
Radiology Partners	(k)	Senior Secured Term B Loan	S+	3.50%		8.80%	6/28/2018	1/31/2029	3,751,597	3,844,682	3,633,178
OrthoNebraska	(j)	Unitranche Term Loan	S+	6.50%		11.80%	7/31/2023	7/31/2028	3,368,710	3,260,387	3,368,710
PharMedQuest	(j)	Unitranche Term A Loan	S+	5.50%		10.80%	11/6/2019	11/6/2025	3,268,398	3,271,161	3,268,398
InterMed	(j)	Unitranche Initial Term Loan	S+	6.50%		11.80%	12/22/2022	12/24/2029	3,001,080	2,926,115	2,997,331
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%		11.05%	5/27/2022	6/13/2029	2,499,930	2,444,735	2,443,682
InHealth Medical Alliance		Unitranche Initial Term Loan	S+	7.00	% PIK	5.30%	6/25/2021	6/28/2028	3,594,124	3,570,571	2,300,240
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%		8.80%	7/23/2019	7/24/2026	1,910,000	1,912,298	1,902,436
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.80%	7/2/2021	7/3/2028	1,954,807	1,946,919	1,901,050
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+	5.00%		10.30%	7/13/2021	12/30/2027	1,830,291	1,817,908	1,825,716
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+	4.25%		9.55%	10/24/2019	11/20/2026	1,926,766	1,924,952	1,818,086
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.30%	5/12/2021	5/18/2028	1,839,676	1,833,380	1,802,882
Blue Cloud		Senior Secured Closing Date Term Loan	S+	5.25%		10.55%	12/13/2021	1/21/2028	1,679,425	1,661,752	1,654,234
Mission Vet Partners	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.30%	12/15/2021	4/27/2028	1,462,500	1,452,409	1,463,875
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.50%		9.80%	12/18/2020	12/22/2027	1,458,750	1,445,730	1,455,103
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.80%	11/23/2020	12/22/2027	1,455,000	1,441,964	1,373,156
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%		10.30%	3/11/2022	4/23/2029	1,308,329	1,288,160	1,291,975
nThrive	(k)	Senior Secured Initial Loan (Second Lien)	S+	6.75%		12.05%	11/19/2021	12/17/2029	2,000,000	1,979,710	1,273,440
Micro Merchant Systems		Unitranche Initial Term Loan	S+	5.25%		10.55%	3/2/2022	12/14/2027	1,210,903	1,200,637	1,201,821
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.80%	4/1/2021	4/17/2028	1,056,397	1,050,002	1,053,756
PharMedQuest		Unitranche Fifth Amendment Incremental Term Loan	S+	5.50%		10.80%	10/27/2023	11/6/2025	997,500	984,364	997,500
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	S+	8.00%		13.30%	4/1/2021	4/16/2029	1,000,000	989,729	995,000
Cirtec Medical		Senior Secured (USD) Initial Term Loan	S+	6.25%		11.55%	1/30/2023	1/30/2029	990,000	962,680	985,050
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%		11.30%	6/27/2022	6/28/2029	984,945	935,665	982,482
Wedgewood		Senior Secured Initial Term Loan	S+	4.25%		9.55%	2/24/2021	3/31/2028	975,000	968,366	965,250
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%		9.55%	3/23/2022	3/30/2029	982,799	969,553	961,914
MB2 Dental		Unitranche Initial Term Loan	S+	6.00%		11.30%	2/5/2024	2/13/2031	965,241	954,920	958,001
nThrive	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.30%	11/19/2021	12/18/2028	980,000	976,947	828,713
ImageFirst		Senior Secured 2024 Refinancing Term Loan	S+	4.25%		9.55%	4/26/2021	4/27/2028	597,140	595,200	592,661
MyEyeDr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%		9.55%	8/2/2019	8/31/2026	514,577	512,954	514,541
TEAM Services		Senior Secured Term Loan (First Lien)	S+	5.00%		10.30%	1/25/2024	12/20/2027	498,715	496,215	494,974
Forefront	(k)	Senior Secured 2023 Incremental Term Loan	S+	5.50%		10.80%	12/14/2023	3/30/2029	500,000	488,024	489,375
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.05%	4/1/2021	5/10/2028	487,500	484,206	487,364
Press Ganey	(k)	Senior Secured 2022 Incremental Term Loan (First Lien)	S+	3.75%		9.05%	10/1/2020	7/24/2026	485,034	482,585	483,114
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%		12.80%	4/11/2023	11/30/2028	495,000	465,508	478,913
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%		11.80%	12/22/2022	12/22/2028	464,363	442,765	463,783
AccentCare		Senior Secured Tranche B Term Loan	S+	4.00%		9.30%	6/15/2021	9/20/2028	486,281	486,281	454,673
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.75%		10.05%	3/22/2021	2/6/2025	434,375	432,768	427,859
Western Dental		Senior Secured 2022 Incremental Term Loan	S+	5.25%		10.55%	6/21/2022	8/18/2028	491,250	483,799	388,496
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.50%		9.80%	2/27/2017	2/6/2025	369,879	369,883	364,331
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%		11.05%	1/24/2023	7/21/2028	359,589	359,589	334,637
UDG	(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%		9.55%	8/6/2021	8/19/2028	315,938	314,011	311,988
Solis Mammography	(k)	Senior Secured 2024 Incremental Term Loan	S+	4.75%		10.05%	3/23/2024	4/17/2028	200,000	197,000	199,000
AccentCare		Senior Secured Tranche A Term Loan	S+	5.50%		10.80%	2/5/2024	6/20/2028	119,820	116,006	113,829
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%		10.05%	3/11/2022	4/21/2028	64,310	60,943	63,506
Blue Cloud		Senior Secured Revolving Loan	S+	5.25%		10.55%	12/14/2022	1/21/2028	44,773	44,773	44,101
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%		11.80%	7/31/2023	7/31/2028	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan	S+	6.50%		11.80%	5/3/2023	5/3/2029	—	(18,789)	—
										67,765,934	65,234,973

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity Partners		Unitranche Initial Term Loan	S+	6.50%		11.80%	7/28/2022	7/30/2029	$4,589,606	$4,528,454	$4,589,606
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.25%		10.55%	6/13/2022	6/30/2028	4,190,543	4,104,540	4,190,543
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%		11.80%	8/31/2022	10/2/2028	3,947,833	3,880,292	3,937,964
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.05%	7/22/2021	7/31/2028	3,910,000	3,894,495	3,870,900
Ascensus	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%		8.80%	11/17/2021	8/2/2028	2,858,804	2,849,759	2,852,014
Prime Pensions	(j)	Unitranche Initial Term Loan	S+	5.50%		10.80%	2/20/2024	2/26/2030	2,476,190	2,407,619	2,426,667
EPIC Insurance		Unitranche Closing Date Term Loan	S+	5.25%		10.55%	8/27/2021	9/29/2028	2,363,606	2,334,183	2,345,879
Kestra Financial	(k)	Senior Secured Term Loan	S+	4.00%		9.30%	3/19/2024	3/22/2031	2,000,000	1,995,000	1,995,000
Beta+		Senior Secured Initial Term Loan	S+	5.75%		11.05%	6/24/2022	7/2/2029	1,970,000	1,866,877	1,950,300
Orion	(k)	Senior Secured 2021 Refinancing Term Loan (First Lien)	S+	3.75%		9.05%	8/4/2020	9/24/2027	1,451,362	1,442,563	1,444,243
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%		11.55%	4/21/2021	4/28/2028	1,146,069	1,131,694	1,146,069
Osaic	(j)(k)	Senior Secured Term Loan	S+	4.00%		9.30%	8/16/2023	8/17/2028	1,011,142	1,001,963	1,016,259
Community Brands		Unitranche Initial Term Loan	S+	5.50%		10.80%	2/23/2022	2/24/2028	980,000	963,841	972,650
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.75%		10.05%	3/29/2022	6/1/2026	975,609	959,166	968,292
LERETA		Senior Secured Initial Term Loan	S+	5.25%		10.55%	7/27/2021	7/30/2028	975,000	968,067	943,313
Steward Partners		Senior Secured Closing Date Term B Loan	S+	5.25%		10.55%	12/8/2023	10/14/2028	847,333	824,451	840,978
Cherry Bekaert		Unitranche Amendment No. 1 Term Loan	S+	5.75%		11.05%	10/11/2023	6/30/2028	724,567	710,702	724,567
Integro	(m)	Senior Secured 2022 Refinancing Term Loan (First Lien)	S+	12.25	% PIK	5.30%	10/9/2015	10/30/2024	232,125	233,767	232,125
Cherry Bekaert		Senior Secured Revolving Credit Loan	S+	5.25%		10.55%	6/13/2022	6/30/2028	184,942	184,942	184,942
Beta+		Senior Secured Revolving Credit Loan	S+	4.25%		9.55%	6/24/2022	7/1/2027	110,515	104,299	109,410
EPIC Insurance		Senior Secured Revolving Loan	S+	5.25%		10.55%	8/27/2021	9/29/2028	35,194	34,925	34,930
Prime Pensions	(j)	Senior Secured Revolving Credit	S+	5.50%		10.80%	2/20/2024	2/26/2030	—	(7,619)	—
Steward Partners		Senior Secured Revolving Loan	S+	5.25%		10.55%	12/20/2023	10/14/2028	—	(5,389)	—
										36,408,591	36,776,651

High Tech Industries
Amplix		Unitranche First Amendment Term Loan	S+	6.25%		11.55%	10/19/2023	10/19/2029	3,492,802	3,396,338	3,424,313
Golden Source	(j)	Senior Secured Delayed Draw Term Loan	S+	5.50%		10.83%	3/25/2022	5/12/2028	3,404,962	3,335,916	3,404,962
Ivanti Software	(k)	Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+	4.25%		9.55%	11/20/2020	12/1/2027	2,925,300	2,896,826	2,744,663
Planview	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.00%		9.30%	12/11/2020	12/17/2027	2,572,465	2,555,159	2,569,687
Idera	(k)	Senior Secured Term B-1 Loan (First Lien)	S+	3.75%		9.05%	6/27/2017	3/2/2028	2,540,390	2,540,567	2,534,713
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%		9.30%	3/19/2021	4/24/2028	2,437,500	2,428,856	2,442,936
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%		12.30%	5/17/2022	8/15/2030	2,000,000	1,945,157	1,935,000
Intermedia	(k)	Senior Secured New Term Loan (First Lien) Retired 04/04/2024	S+	6.00%		11.30%	7/13/2018	7/21/2025	1,895,000	1,892,035	1,895,000
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%		9.30%	12/19/2019	11/19/2026	1,944,409	1,940,393	1,885,872
OEConnection	(k)	Senior Secured Initial Term Loan	S+	4.00%		9.30%	9/24/2019	9/25/2026	1,571,862	1,569,251	1,572,845
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%		10.55%	12/16/2021	12/21/2028	1,470,000	1,459,331	1,455,300
SmartBear	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%		9.55%	11/20/2020	3/3/2028	972,500	966,290	974,323
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%		9.55%	6/17/2021	9/1/2028	975,000	971,525	936,000
Aptean		Unitranche Initial Term Loan	S+	5.25%		10.55%	1/1/2024	1/30/2031	504,398	498,946	500,615
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.80%	5/17/2022	8/15/2029	493,750	481,723	491,837
Cloudera		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.05%	8/10/2021	10/8/2028	490,000	486,593	487,550
insightsoftware	(k)	Senior Secured Revolving Loan	S+	5.00%		10.30%	3/26/2024	5/25/2028	—	(655)	—
insightsoftware	(k)	Senior Secured Seventh Suplemental DDTL	S+	5.00%		10.30%	3/26/2024	5/25/2028	—	(1,250)	—
Amplix		Unitranche Revolving Credit Loan	S+	6.25%		11.55%	10/19/2023	10/19/2029	—	(8,242)	—
Golden Source	(j)	Senior Secured Revolving Loan	S+	5.50%		10.83%	8/22/2022	5/12/2028	—	(9,390)	—
										29,345,369	29,255,616

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	11.30%	12/10/2021	12/23/2026	$6,336,519	$6,246,484	$6,336,519
Brook & Whittle	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.30%	12/9/2021	12/14/2028	3,091,765	3,072,574	2,902,395
Transcendia		Senior Secured 2017 Refinancing Term Loan (First Lien)	S+	3.50%	8.80%	5/11/2017	5/30/2024	3,274,374	3,273,885	2,652,243
Anchor Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.80%	7/17/2019	7/18/2026	2,458,481	2,453,235	2,461,935
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	5.00%	10.30%	12/15/2021	12/16/2028	2,025,672	2,009,933	2,015,543
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	9.55%	7/2/2021	7/7/2028	1,837,453	1,831,146	1,821,761
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	8.55%	1/29/2021	3/3/2028	1,787,408	1,781,494	1,769,614
Intertape Polymer	(k) (n)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.05%	6/15/2022	6/28/2028	1,571,013	1,517,192	1,506,208
Technimark		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.05%	6/30/2021	7/7/2028	1,458,750	1,453,918	1,447,809
Tekni-Plex	(k)	Senior Secured Tranche B-3 Initial Term Loan	S+	4.00%	9.30%	7/29/2021	9/15/2028	1,114,081	1,112,254	1,115,858
Novolex	(k)	Senior Secured Term B Loan (First Lien)	S+	3.68%	8.97%	3/30/2022	4/13/2029	982,500	961,981	984,956
Lacerta		Senior Secured Term Loan	S+	5.50%	10.80%	2/8/2021	12/30/2026	967,500	961,499	945,731
Applied Adhesives		Senior Secured Term A Loan	S+	4.75%	10.05%	3/12/2021	3/12/2027	613,681	610,094	609,078
Tekni-Plex	(k)	Senior Secured Tranche B-6 Initial Term Loan	S+	4.00%	9.30%	3/27/2024	9/15/2028	500,000	500,000	500,000
SupplyOne	(k)	Senior Secured Seven-Year Term Loan B	S+	4.25%	9.55%	3/27/2024	4/19/2031	500,000	495,000	495,000
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	11.55%	7/18/2023	7/19/2029	498,750	482,840	491,269
Five Star Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.55%	4/27/2022	5/5/2029	492,500	486,852	489,114
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	10.55%	11/29/2021	12/1/2027	462,500	459,168	450,938
Applied Adhesives		Senior Secured Revolving Loan	S+	4.75%	10.05%	3/12/2021	3/12/2027	—	(616)	—
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	11.55%	7/18/2023	7/19/2028	—	(3,233)	—
									29,705,700	28,995,971

Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	11.05%	3/25/2022	3/31/2028	3,930,000	3,872,229	3,900,525
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%	9.30%	12/12/2018	12/15/2025	3,792,700	3,772,178	3,731,069
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.75%	11.05%	6/15/2022	8/12/2029	2,932,446	2,973,182	2,903,121
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%	11.30%	9/30/2022	7/29/2029	2,304,167	2,251,842	2,263,844
Shaw		Senior Secured Initial Senior Term Facility	S+	6.00%	11.30%	9/30/2023	10/30/2029	1,787,234	1,751,640	1,773,830
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.05%	3/17/2021	3/31/2028	1,645,060	1,643,229	1,646,598
Radwell		Unitranche Initial Term Loan	S+	6.53%	11.82%	3/11/2022	4/1/2029	1,485,690	1,466,545	1,478,262
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	11.30%	5/26/2022	5/31/2029	985,000	923,564	945,600
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	12.30%	3/31/2023	3/31/2030	945,910	920,846	938,816
Cleaver Brooks		Senior Secured Initial Term Loan	S+	5.50%	10.80%	7/18/2022	7/18/2028	919,712	905,229	919,712
Hobbs & Associates	(k)	Senior Secured Third Amendment Incremental Term Loan	S+	5.00%	10.30%	3/15/2024	4/11/2029	800,000	781,000	781,000
TriMark		Senior Secured Initial Tranche B Loan	S+	4.25%	9.55%	1/16/2024	6/30/2029	618,177	618,177	613,541
Ohio Transmission		Unitranche Term Loan	S+	5.50%	10.80%	12/12/2023	12/19/2030	518,438	506,160	514,549
CIRCOR		Senior Secured Initial Term Loan	S+	6.00%	11.30%	9/30/2023	10/18/2030	500,000	490,501	496,250
Bad Boy Mowers		Senior Secured Initial Term Loan	S+	6.00%	11.30%	11/29/2023	11/9/2029	498,750	486,704	495,009
Chromalloy	(k)	Senior Secured Term Loan	S+	3.75%	9.05%	3/22/2024	3/30/2031	500,000	495,000	495,000
Infinite Electronics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.05%	2/24/2021	3/2/2028	486,344	485,626	480,469
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.75%	9.05%	3/5/2020	5/19/2028	481,345	481,345	480,291
Associated Springs	(k)	Senior Secured Term Loan Facility	S+	6.00%	11.30%	3/7/2024	3/31/2030	480,727	471,113	471,113
SPX Flow	(k)	Senior Secured Term Loan	S+	4.50%	9.80%	3/18/2022	4/5/2029	435,707	421,029	438,044
Pegasus		Senior Secured Initial Term Loan	S+	5.25%	10.55%	1/24/2024	1/19/2031	387,218	380,564	384,314
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	11.30%	8/11/2022	7/29/2028	47,991	37,586	47,151
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	11.05%	3/25/2022	3/31/2028	36,923	33,969	36,646
Radwell		Senior Secured Revolving Loan	S+	6.75%	12.05%	3/11/2022	4/1/2028	16,000	14,800	15,920
Ohio Transmission		Senior Secured Revolving Facility	S+	5.50%	10.80%	12/19/2023	12/19/2029	8,320	7,627	8,258
CIRCOR		Senior Secured Revolving Credit Loan	S+	6.00%	11.30%	10/20/2023	10/18/2029	—	(1,151)	—
Cleaver Brooks		Senior Secured Revolving Loan	S+	5.50%	10.80%	7/21/2022	7/18/2028	—	(2,462)	—
									26,188,072	26,258,932

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.50%	11.80%	11/1/2022	11/1/2029	$4,455,711	$4,345,444	$4,455,711
A Place For Mom		Senior Secured Term Loan	S+	4.50%	9.80%	7/28/2017	2/10/2026	2,174,254	2,174,325	2,152,512
Apex Service Partners		Unitranche Term Loan	S+	7.00%	12.30%	10/16/2023	10/24/2030	1,991,146	1,971,342	1,981,190
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	13.05%	12/10/2021	12/16/2029	2,000,000	1,973,262	1,970,000
Smart Start		Senior Secured Term B Loan (First Lien)	S+	4.50%	9.80%	12/10/2021	12/16/2028	1,955,000	1,947,427	1,925,675
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.30%	12/10/2021	12/15/2028	1,473,750	1,463,095	1,466,381
Crash Champions	(k)	Senior Secured Initial Term Loan	S+	4.75%	10.05%	2/7/2024	2/23/2029	1,000,000	997,500	993,945
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.05%	8/19/2021	8/31/2028	977,500	969,753	966,503
Spring Education	(k)	Senior Secured Initial Term Loan	S+	4.50%	9.80%	10/5/2023	10/4/2030	947,625	947,625	952,718
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	S+	5.50%	10.80%	5/4/2018	5/9/2025	574,516	573,341	561,589
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	6.50%	11.80%	10/25/2023	1/9/2029	511,200	500,009	507,366
Rover		Senior Secured Initial Term Loan	S+	4.75%	10.05%	2/16/2024	2/27/2031	500,000	492,500	496,250
Apex Service Partners		Senior Secured Revolving Credit Loan	S+	7.00%	12.30%	10/16/2023	10/24/2029	55,529	54,068	55,251
Ned Stevens 2022-2		Unitranche 2023 Incremental Delayed Draw Term Loan	S+	6.50%	11.80%	1/18/2024	11/1/2029	35,539	35,539	35,539
Rover		Senior Secured Revolving Loan	S+	4.75%	10.05%	2/16/2024	2/27/2031	—	(2,250)	—
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.50%	11.80%	11/1/2022	11/1/2028	—	(10,154)	—
									18,432,826	18,520,630

Chemicals, Plastics & Rubber
DuBois Chemicals		Senior Secured Term Loan (Second Lien) - 2019	S+	8.50%	13.80%	10/8/2019	9/30/2027	3,000,000	2,987,506	2,977,500
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	11.05%	12/18/2020	12/22/2027	2,925,394	2,878,348	2,808,378
USALCO		Unitranche Term Loan A	S+	6.00%	11.30%	10/26/2021	10/19/2027	1,955,000	1,941,770	1,945,225
Boyd Corp	(k)	Senior Secured Initial Loan (Second Lien)	S+	6.75%	12.05%	8/16/2018	9/6/2026	2,000,000	2,000,946	1,880,010
DuBois Chemicals	(k)	Senior Secured Term Loan B (First Lien)	S+	4.50%	9.80%	10/8/2019	9/30/2026	1,736,959	1,719,877	1,740,763
Boyd Corp	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.80%	11/7/2018	9/6/2025	480,916	472,387	477,348
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	9.55%	12/3/2021	6/30/2028	487,444	481,418	474,039
Polytek		Senior Secured Term Loan	S+	6.75%	12.05%	12/23/2020	9/20/2024	483,915	482,283	464,559
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	11.05%	12/18/2020	12/22/2025	299,421	289,291	287,444
USALCO		Senior Secured Revolving Loan	S+	6.00%	11.30%	10/26/2021	10/19/2026	189,516	186,290	188,569
									13,440,116	13,243,835

Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	6.50%	11.80%	5/26/2023	5/29/2029	4,243,587	4,129,273	4,243,587
Highline		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.80%	10/29/2020	11/9/2027	2,777,727	2,736,749	2,736,061
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	10.55%	6/30/2022	7/25/2029	2,094,657	1,928,430	2,008,032
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.80%	7/26/2021	7/28/2028	1,940,529	1,937,136	1,935,076
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.80%	1/20/2021	1/31/2028	1,455,000	1,455,000	1,445,906
Innovative XCessories	(k)	Senior Secured Initial Term Loan	S+	4.25%	9.55%	2/27/2020	3/5/2027	775,757	775,270	740,608
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	6.50%	11.80%	5/26/2023	5/29/2029	—	(15,392)	—
									12,946,466	13,109,270

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+		4.25%		9.55%	8/6/2021	8/19/2028	$3,581,633	$3,553,669	$3,492,092
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	S+		4.75%		10.05%	11/12/2020	11/12/2027	2,068,924	2,056,429	2,063,752
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.75%		10.05%	12/9/2021	4/6/2028	1,950,000	1,946,577	1,956,094
Worldwide Express	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.00%		9.30%	7/23/2021	7/26/2028	1,466,250	1,458,469	1,461,081
St. George Logistics		Senior Secured Initial Term Loan	S+		6.00%		11.30%	4/28/2022	3/24/2028	1,473,750	1,459,406	1,425,853
FLS Transportation		Senior Secured Term B Loan	S+		5.25%		10.55%	4/14/2022	12/15/2028	1,202,174	1,193,235	1,163,103
Magnate		Senior Secured Initial Term Loan (First Lien)	S+		5.50%		10.80%	3/11/2022	12/29/2028	951,342	936,603	925,180
Omni Logistics	(k)	Senior Secured Revolving Credit Loan (First Lien) Retired 01/25/2024	L+		5.00%		10.30%	11/24/2021	12/30/2025	—	(1,119)	—
FLS Transportation		Senior Secured Revolving Credit Loan	S+		5.25%		10.55%	4/14/2022	12/17/2027	—	(889)	—
											12,602,380	12,487,155

Aerospace & Defense
CPI International		Unitranche Initial Term Loan	S+		5.50%		10.80%	5/18/2022	10/8/2029	2,970,000	2,913,994	2,873,475
HDT Global		Senior Secured Initial Term Loan	S+		5.75%		11.05%	6/30/2021	7/8/2027	3,084,375	3,014,488	2,220,750
Whitcraft		Senior Secured Initial Term Loan	S+		7.00%		12.30%	3/31/2023	2/15/2029	1,980,000	1,911,180	1,970,100
Novaria Group		Senior Secured Initial Term Loan	S+		5.50%		10.80%	1/24/2020	1/27/2027	1,477,403	1,470,399	1,458,935
API Technologies		Senior Secured Initial Term Loan (First Lien) Retired 11/03/2023	S+	1.00%	6.00	% PIK	6.30%	1/15/2020	5/9/2027	964,824	952,569	723,618
BlueHalo		Unitranche Initial Term Loan	S+		4.75%		10.05%	11/17/2021	10/31/2025	487,867	483,699	481,769
Whitcraft		Senior Secured Revolving Loan	S+		7.00%		12.30%	3/31/2023	2/15/2029	128,571	117,857	127,929
API Technologies		Senior Secured Priming Facillity	S+	1.00%	6.00	% PIK	6.30%	11/3/2023	3/25/2027	51,154	49,734	38,366
BlueHalo		Senior Secured Revolving Loan	S+		4.75%		10.05%	11/17/2021	10/31/2025	—	(1,489)	—
											10,912,431	9,894,942

Construction & Building
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+		6.25%		11.55%	12/22/2022	12/22/2028	2,229,999	2,169,720	2,229,999
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+		4.75%		10.05%	10/2/2019	11/30/2027	1,758,696	1,753,862	1,701,538
PlayPower		Senior Secured Initial Term Loan	S+		5.50%		10.80%	5/10/2019	5/8/2026	1,713,167	1,713,167	1,666,055
United Air Temp	(j) (k)	Unitranche Initial Term Loan	S+		5.50%		10.80%	2/14/2024	3/28/2030	1,124,260	1,087,019	1,101,775
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+		5.00%		10.30%	3/16/2022	12/21/2027	981,523	974,231	974,161
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		10.05%	2/10/2022	2/23/2029	982,500	971,653	962,850
Playcore		Senior Secured Amendment No. 3 Term Loan (First Lien)	S+		4.50%		9.80%	2/14/2024	2/20/2030	500,000	492,500	496,250
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+		6.25%		11.55%	12/22/2022	12/22/2028	—	(8,264)	—
											9,153,888	9,132,628

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%		12.55%	12/13/2021	12/14/2029	$2,500,000	$2,481,086	$2,475,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.30%	12/13/2021	12/14/2028	1,960,000	1,944,105	1,937,950
Hissho Sushi	(j)	Unitranche Term Loan	S+	5.50%		10.80%	4/7/2022	5/18/2028	1,824,643	1,795,311	1,824,643
Dessert Holdings	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.30%	6/7/2021	6/9/2028	1,739,504	1,730,146	1,629,707
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%		9.30%	8/13/2021	8/28/2028	977,500	970,585	965,281
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	5.50%		10.80%	4/7/2022	5/18/2028	—	(667)	—
										8,920,566	8,832,581

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+	6.00	% PIK	5.30%	12/30/2021	12/30/2027	4,330,287	4,271,462	3,937,308
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+	4.25%		9.55%	3/18/2021	3/27/2028	1,945,000	1,931,216	1,901,238
Crystal Clean	(k)	Senior Secured Initial Term Loan	S+	5.00%		10.30%	10/5/2023	10/17/2030	1,497,500	1,473,284	1,503,348
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	6.50%		11.80%	11/5/2021	10/29/2027	488,750	485,445	485,084
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+	4.63%		9.92%	5/5/2022	3/27/2028	464,223	452,149	453,778
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+	0.00%		5.30%	12/30/2021	12/30/2027	306,291	299,669	278,495
Keter Environmental Services		Senior Secured Revolving Loan	S+	6.50%		11.80%	11/5/2021	10/29/2027	7,752	6,977	7,694
										8,920,202	8,566,945

Wholesale
GME Supply		Unitranche Initial Term Loan	S+	6.25%		11.55%	7/5/2023	7/6/2029	3,785,777	3,693,245	3,733,394
Carlisle Foodservice		Senior Secured Initial Term Loan	S+	6.00%		11.30%	9/29/2023	10/2/2030	997,500	976,480	990,019
Carlisle Foodservice		Senior Secured Revolving Loan	S+	6.00%		11.30%	9/29/2023	10/2/2029	—	(3,223)	—
GME Supply		Senior Secured Revolving Loan	S+	6.25%		11.55%	7/5/2023	7/6/2029	—	(13,831)	—
										4,652,671	4,723,413

Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	6.50%		11.80%	11/21/2023	11/21/2029	4,500,000	4,413,234	4,466,250
Augusta Sportswear		Senior Secured Revolving Credit Loan	S+	6.50%		11.80%	11/21/2023	11/21/2028	—	(5,565)	—
										4,407,669	4,466,250

Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	6.25%		11.55%	5/23/2022	9/17/2029	1,809,482	1,773,834	1,809,482
MediaRadar		Unitranche 2023 Incremental Term Loan	S+	6.25%		11.55%	10/31/2023	9/17/2029	954,757	931,706	954,757
MediaRadar	(j)	Senior Secured Revolving Loan	S+	6.25%		11.55%	9/16/2022	9/17/2029	—	(10,168)	—
										2,695,372	2,764,239

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Forest Products & Paper
Loparex		Senior Secured Tranche B USD Term Loan	S+	4.50%	9.80%	3/1/2024	2/1/2027	$984,026	$945,880	$984,026
Loparex		Senior Secured Tranche A USD Term Loan	S+	6.00%	11.30%	3/1/2024	2/1/2027	625,398	549,158	625,398
Loparex		Senior Secured Initial Tranche C USD Term Loan	S+	4.50%	9.80%	3/1/2024	2/1/2027	420,305	420,305	113,482
									1,915,343	1,722,906

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	9.80%	8/16/2019	9/30/2026	1,669,175	1,665,417	1,665,002
									1,665,417	1,665,002

Retail
Varsity Brands	(k)	Senior Secured Third Amendment Extended Term Loan (First Lien)	S+	5.00%	10.30%	10/17/2018	12/15/2026	945,256	947,171	950,573
StubHub	(k)	Senior Secured Extended USD Term B Loan	S+	4.75%	10.05%	1/31/2020	3/12/2030	480,000	474,179	481,298
									1,421,350	1,431,871

Energy: Oil & Gas
AmSpec		Senior Secured Closing Date Term Loan	S+	5.75%	11.05%	10/11/2023	12/5/2030	1,000,000	986,514	992,500
AmSpec		Senior Secured Revolving Loan	S+	5.75%	11.05%	12/4/2023	12/5/2029	—	(3,634)	—
									982,880	992,500

Utilities: Water
Aegion	(k)	Senior Secured 2024 Replacement Term Loan	S+	4.25%	9.55%	4/1/2021	5/17/2028	975,636	972,469	980,515
									972,469	980,515

Energy: Electricity
Franklin Energy	(k)	Senior Secured Term B Loan (First Lien)	S+	4.00%	9.30%	8/14/2019	8/14/2026	955,000	953,968	947,838
									953,968	947,838

Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	12.80%	10/19/2016	4/21/2025	925,396	925,396	902,261
									925,396	902,261

Media: Diversified & Production
Spectrum Science		Senior Secured Closing Date Term Loan	S+	7.00%	12.30%	1/17/2024	2/1/2029	500,000	485,000	492,500
									485,000	492,500

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	S+	3.25%	8.55%	1/22/2021	1/6/2028	487,500	486,714	219,375
Careismatic		Senior Secured Secured Super-Priority Debtor-In-Possession Term Loan	S+	6.00%	11.30%	1/23/2024	10/24/2024	182,132	182,132	182,132
									668,846	401,507
Total Bank Loans									$374,591,268	$370,195,559

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.5%) (g) (h):

Services: Business
InnovateMR	(j) (o) (p)	Class A Units				12/16/2021		$387	$387,311	$380,293
Industrial Services Group	(j) (o) (q)	Class A Units				12/7/2022		238	238,095	330,193
Vortex	(j) (o) (r)	LP Common Units				9/1/2023		190	189,759	295,096
Liberty Group	(j) (o) (s)	Series A-Preferred Units				6/6/2022		113,636	113,636	130,931
Heartland	(o) (t)	Co-Invest Units				12/12/2023		889	88,889	88,889
VC3	(j) (o) (u)	Class A Units				9/16/2022		16,554	68,720	83,598
OSG Billing Services	(o) (v)	Class A Units				11/30/2023		27,208	—	—
									1,086,410	1,309,000

High Tech Industries
PracticeTek	(j) (o) (w)	Class A Units				11/22/2021		615,631	648,053	701,922
Amplix	(j) (o) (x)	Class A-2 Units				10/19/2023		23,810	238,095	252,062
Golden Source	(j) (o) (y)	Class A Units				3/25/2022		117,371	117,371	178,796
									1,003,519	1,132,780
Healthcare & Pharmaceuticals
Minds + Assembly	(j) (o) (z)	Class A Units				5/3/2023		217	217,391	297,134
OrthoNebraska	(j) (o) (aa)	Class A Units				7/31/2023		24,245	242,452	291,861
InterMed	(j) (o) (ab)	Class A Units				12/22/2022		2,484	248,380	153,961
Ivy Rehab	(o) (ac)	Class A Units				3/11/2022		100	100,000	102,137
RevHealth	(j) (o) (ad)	Class A-1 Units				7/22/2022		20,548	205,479	—
									1,013,702	845,093

Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (ae)	Class A Units				6/30/2022		129,870	129,870	262,723
Prime Pensions	(j) (o) (af)	LP Interest				2/20/2024		238,095	238,095	238,095
American Beacon Advisors	(o) (ag)	Common Units				12/29/2023		16,071	—	224,994
Beta+	(o) (ah)	Class A-2 Common Stock				9/15/2023		2,470	24,700	24,700
									392,665	750,512

Construction & Building
A1 Garage Door Service	(j) (o) (ai)	Class A Common Units				12/22/2022		273	272,727	413,761
United Air Temp	(j) (o) (aj)	Class A Units				2/14/2024		110,947	110,947	110,947
									383,674	524,708

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of March 31, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.5%) (g) (h) (Continued):

Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (ak)	Class A Units				4/7/2022		$25,000	$250,000	$458,972
									250,000	458,972

Automotive
Engine & Transmission Exchange	(j) (o) (al)	Class A-1 Units				5/26/2023		211,268	211,268	253,834
									211,268	253,834

Services: Consumer
Ned Stevens 2022-2	(j) (o) (am)	Class B Common Units				11/1/2022		279	278,990	245,789
									278,990	245,789

Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (aon)	Class A-1 Units				9/16/2022		147,000	147,000	182,909
									147,000	182,909

Wholesale
GME Supply	(j) (o) (ao)	Class A Units				6/30/2023		272	272,422	180,181
									272,422	180,181

Chemicals, Plastics & Rubber
Vertellus	(o) (ap)	Series A Units				12/22/2020		1,651	165,138	178,570
									165,138	178,570

Environmental Industries
Alliance Environmental Group	(j) (o) (aq)	A-1 Preferred Units				9/30/2019		331	331,126	—
									331,126	—

Total Equity and Preferred Shares									$5,535,914	$6,062,348

Total Portfolio Investments (ar)									$380,127,182	$376,257,907
(˄)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).
(a)	All companies are located in the United States of America, unless otherwise noted.
(b)

Interest rate percentages represent actual interest rates as of March 31, 2024, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(k)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(l)	The Company headquarters for UDG is located in Ireland.
(m)	The Company headquarters for Integro is located in United Kingdom.
(n)	The Company headquarters for Intertape Polymer is located in Canada.
(o)	Investment is non-income producing.
(p)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD VTX Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.
(u)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.
(w)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in APD AMP Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(y)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ad)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ae)	Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.
(af)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ag)	Represents an investment in Prime Co-Invest, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ah)	Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.
(ai)	Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aj)	Represents an investment in LJ Flex, LP, a holding company, made through an affiliated equity aggregator vehicle.
(ak)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(al)	Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(am)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(an)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ao)	Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ap)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aq)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ar)

At March 31, 2024, the cost of investments for income tax purposes was $380,122,931, the gross unrealized depreciation for federal tax purposes was $8,096,801, the gross unrealized appreciation for federal income tax purposes was $4,223,275, and the net unrealized depreciation was $3,873,526.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h) (i):

Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+		6.00%		11.33%	9/22/2021	9/30/2027	$4,898,401	$4,837,985	$4,862,289
Minds + Assembly	(j)	Unitranche Initial Term Loan	S+		6.50%		11.83%	5/3/2023	5/3/2029	4,078,882	3,976,855	4,078,882
RevHealth	(j)	Unitranche Initial Term Loan	S+		5.75%		11.08%	7/22/2022	7/21/2028	4,227,312	4,157,627	3,960,662
Radiology Partners		Senior Secured Term B Loan (First Lien)	S+		4.25%		9.58%	6/28/2018	7/9/2025	4,195,599	4,306,509	3,768,833
OrthoNebraska	(j)	Unitranche Term Loan	S+		6.50%		11.83%	7/31/2023	7/31/2028	3,376,944	3,261,660	3,292,067
PharMedQuest	(j)	Unitranche Term A Loan	S+		5.50%		10.83%	11/6/2019	11/6/2025	3,270,898	3,274,815	3,270,898
InHealth Medical Alliance		Unitranche Initial Term Loan	S+	1.00%	3.50	% PIK	8.83%	6/25/2021	6/28/2028	3,594,124	3,569,335	3,234,712
InterMed	(j)	Unitranche Initial Term Loan	S+		6.50%		11.83%	12/22/2022	12/24/2029	3,008,639	2,930,928	2,967,725
Advancing Eyecare		Senior Secured Initial Term Loan	S+		5.75%		11.08%	5/27/2022	6/13/2029	2,506,275	2,448,791	2,449,884
Premise Health		Senior Secured Initial Term Loan (First Lien)	S+		3.75%		9.08%	8/15/2018	7/10/2025	2,235,415	2,237,770	2,229,827
nThrive		Senior Secured Initial Loan (Second Lien)	S+		6.75%		12.08%	11/19/2021	12/17/2029	2,000,000	1,978,962	1,970,000
CPS	(j)	Unitranche Closing Date Term Loan	S+		5.25%		10.58%	5/18/2022	6/1/2028	1,933,962	1,930,065	1,933,962
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.83%	7/2/2021	7/3/2028	1,958,557	1,950,240	1,904,697
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	S+		3.50%		8.83%	7/23/2019	7/24/2026	1,915,000	1,917,537	1,901,116
Avalign Technologies		Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.83%	12/19/2018	12/22/2025	1,900,000	1,900,713	1,895,250
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+		5.25%		10.58%	7/13/2021	12/30/2027	1,834,960	1,821,805	1,830,373
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+		4.25%		9.58%	10/24/2019	11/20/2026	1,931,719	1,929,742	1,829,705
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+		4.00%		9.33%	5/12/2021	5/18/2028	1,844,393	1,837,740	1,802,894
Blue Cloud		Senior Secured Closing Date Term Loan	S+		5.25%		10.58%	12/13/2021	1/21/2028	1,599,490	1,580,532	1,575,498
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+		4.50%		9.83%	12/18/2020	12/22/2027	1,462,500	1,448,667	1,458,844
Mission Vet Partners	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.00%		9.33%	12/15/2021	4/27/2028	1,466,434	1,455,764	1,457,503
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+		4.50%		9.83%	11/23/2020	12/22/2027	1,458,750	1,444,901	1,311,657
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+		5.00%		10.33%	3/11/2022	4/23/2029	1,311,646	1,290,579	1,295,251
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		10.08%	4/1/2021	4/17/2028	1,059,106	1,052,346	1,056,458
PharMedQuest		Unitranche Term Loan	S+		5.75%		11.08%	10/27/2023	11/6/2025	1,000,000	985,000	1,000,000
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	S+		8.00%		13.33%	4/1/2021	4/16/2029	1,000,000	989,307	995,000

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h) (i) (Continued):

Healthcare & Pharmaceuticals (continued)
Cirtec Medical		Senior Secured (USD) Initial Term Loan	S+	6.25%	11.58%	1/30/2023	1/30/2029	$992,500	$963,954	$987,538
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	11.33%	6/27/2022	6/28/2029	987,445	936,339	984,976
Micro Merchant Systems		Unitranche Initial Term Loan	S+	5.50%	10.83%	3/2/2022	12/14/2027	982,500	974,061	975,131
Wedgewood		Senior Secured Initial Term Loan	S+	4.25%	9.58%	2/24/2021	3/31/2028	977,500	970,482	966,503
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%	9.58%	3/23/2022	3/30/2029	985,694	971,844	956,123
nThrive	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	11/19/2021	12/17/2028	982,500	979,296	785,509
UDG	(k) (l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	9.58%	8/6/2021	8/19/2028	631,875	628,021	631,347
ImageFirst		Senior Secured Initial Term Loan	S+	4.75%	10.08%	4/26/2021	4/27/2028	598,636	596,587	595,643
MyEyeDr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	8/2/2019	8/31/2026	515,924	514,141	512,281
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	4/1/2021	5/10/2028	488,750	485,268	486,482
Forefront	(k)	Senior Secured 2023 Incremental Term Loan	S+	5.50%	10.83%	12/14/2023	3/30/2029	500,000	487,500	485,000
Press Ganey	(k)	Senior Secured 2022 Incremental Term Loan (First Lien)	S+	3.75%	9.08%	10/1/2020	7/24/2026	486,281	483,578	482,756
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	12.83%	4/11/2023	11/30/2028	496,250	465,452	480,122
AccentCare		Senior Secured 2021 Term Loan (First Lien)	S+	4.00%	9.33%	6/15/2021	6/22/2026	487,500	487,500	455,813
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.50%	9.83%	3/22/2021	2/6/2025	440,625	438,555	432,914
Western Dental		Senior Secured 2022 Incremental Term Loan	S+	5.25%	10.58%	6/21/2022	8/18/2028	492,500	484,666	392,064
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.25%	9.58%	2/27/2017	2/6/2025	375,400	375,405	368,830
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%	11.08%	1/24/2023	7/21/2028	359,589	359,589	336,907
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	12/22/2022	12/22/2028	215,983	194,384	213,046
Blue Cloud		Senior Secured Revolving Loan	S+	5.25%	10.58%	12/14/2022	1/21/2028	83,409	83,409	82,158
CPS	(j)	Senior Secured Revolving Credit Loan	S+	5.25%	10.58%	5/18/2022	6/1/2028	8,570	7,856	8,570
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	10.08%	3/11/2022	4/21/2028	—	(3,367)	—
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	7/31/2023	7/31/2027	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	5/3/2023	5/3/2029	—	(18,789)	—

Services: Business
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	12/7/2021	12/15/2028	4,421,250	4,388,068	4,397,773
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	6.25%	11.58%	12/7/2022	12/7/2028	4,157,848	4,058,184	4,157,848
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	11.33%	12/16/2021	1/20/2028	4,172,974	4,120,139	4,085,662
CoAdvantage	(k)	Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	10.83%	8/2/2023	8/2/2029	3,840,375	3,840,375	3,866,778
RevSpring		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	10/5/2018	10/11/2025	3,800,000	3,798,515	3,790,500
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	11.08%	3/25/2022	4/9/2029	3,768,153	3,713,836	3,711,630
Eliassen		Unitranche Initial Term Loan	S+	5.50%	10.83%	3/31/2022	4/14/2028	3,450,157	3,403,335	3,411,343
CoolSys		Senior Secured Closing Date Initial Term Loan	S+	4.75%	10.08%	8/4/2021	8/11/2028	3,001,388	2,978,911	2,948,864
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	11.08%	12/10/2021	11/30/2027	2,964,189	2,939,874	2,941,957

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h) (i) (Continued):

Services: Business (continued)
Fleetwash		Senior Secured Incremental Term Loan	S+	4.75%	10.08%	9/25/2018	10/1/2024	$2,843,513	$2,839,221	$2,822,186
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	9.08%	3/6/2020	4/9/2027	2,412,500	2,401,353	2,394,406
TRC Companies		Senior Secured Initial Term Loan (Second Lien)	S+	6.75%	12.08%	11/19/2021	12/7/2029	2,000,000	1,981,308	1,985,000
ECi Software	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	9/17/2020	11/9/2027	1,940,000	1,934,757	1,943,182
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.83%	12/9/2021	12/15/2028	1,965,000	1,950,313	1,925,700
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	11.08%	6/6/2022	6/15/2028	1,925,568	1,893,021	1,925,568
Veregy		Senior Secured Initial Term Loan	S+	6.00%	11.33%	11/2/2020	11/3/2027	1,937,017	1,901,495	1,907,962
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	11.83%	12/23/2022	1/20/2028	1,822,163	1,771,827	1,812,922
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.25%	10.58%	9/16/2022	3/12/2027	1,543,293	1,496,631	1,543,293
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.00%	9.33%	1/19/2022	12/29/2028	1,473,750	1,470,933	1,465,468
Insight Global		Unitranche Closing Date Term Loan	S+	6.00%	11.33%	9/22/2021	9/22/2028	1,466,250	1,443,616	1,455,253
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	11.58%	3/31/2023	3/30/2029	1,033,934	1,002,089	1,028,765
Colibri		Senior Secured First Amendment Incremental Term Loan	S+	5.00%	10.33%	11/9/2023	3/12/2029	1,000,000	975,000	992,500
Vistage		Senior Secured Initial Term Loan	S+	5.25%	10.58%	7/18/2022	7/13/2029	987,500	964,790	982,563
TRC Companies	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	11/19/2021	12/8/2028	982,502	978,854	982,502
Heartland	(k)	Senior Secured Senior Secured Term Loan	S+	5.75%	11.08%	12/1/2023	10/2/2029	999,941	976,608	979,942
eResearch	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	12/1/2020	2/4/2027	969,855	969,855	970,083
WIRB-Copernicus Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/13/2019	1/8/2027	965,000	960,432	968,320
Divisions Maintenance Group		Senior Secured Term B Loan	S+	4.75%	10.08%	5/21/2021	5/27/2028	977,500	970,721	965,281
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	12/9/2021	3/6/2028	977,387	975,620	962,726
Secretariat International		Senior Secured Initial Term Loan (First Lien)	S+	5.01%	10.34%	12/16/2021	12/29/2028	966,204	962,401	958,957
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	10.58%	10/20/2023	10/31/2030	845,000	831,166	840,775
Diversified		Senior Secured Initial Term Loan	S+	6.50%	11.83%	4/19/2019	9/23/2024	854,937	850,492	839,976
Accolite	(k)	Senior Secured Initial Term Loan	S+	5.75%	11.08%	3/31/2023	3/13/2029	746,250	722,950	746,250
S&P Engineering Solutions		Senior Secured Initial Term Loan	S+	7.00%	12.33%	3/31/2023	5/2/2030	498,750	485,107	495,009
System One		Senior Secured Initial Term Loan	S+	4.00%	9.33%	1/28/2021	3/2/2028	487,500	485,964	482,016
OSG Billing Services	(k)	Senior Secured Last-Out Term Loan	S+	6.25%	11.58%	11/30/2023	11/30/2028	312,562	312,562	312,562
OSG Billing Services	(k)	Senior Secured First-Out Term Loan	S+	8.00%	13.33%	11/30/2023	5/30/2028	219,341	209,666	219,341
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	6.25%	11.58%	12/7/2022	12/7/2028	192,381	175,238	192,381
Vensure Employer Services	(k)	Senior Secured 2023 Delayed Draw Term B Loan	S+	5.25%	10.58%	12/7/2023	4/1/2027	60,958	60,958	60,501
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	11.08%	6/6/2022	12/15/2028	45,455	40,909	45,455
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	7.00%	12.33%	3/31/2023	5/2/2029	—	(1,471)	—
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	11.58%	3/31/2023	3/30/2029	—	(2,131)	—
VC3	(j)	Senior Secured Revolving Credit	S+	5.25%	10.58%	7/21/2022	3/12/2027	—	(2,692)	—
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	11.08%	3/25/2022	4/7/2028	—	(4,038)	—
Heartland	(k)	Senior Secured Senior Secured Revolving Credit Facility	S+	5.75%	11.08%	12/1/2023	12/15/2029	—	(4,138)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity Partners		Unitranche Initial Term Loan	S+	6.50%		11.83%	7/28/2022	7/30/2029	$4,601,254	$4,537,601	$4,601,254
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.25%		10.58%	6/13/2022	6/30/2028	4,201,177	4,110,703	4,201,177
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.08%	7/22/2021	7/31/2028	3,920,000	3,903,654	3,880,800
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%		11.83%	8/31/2022	10/2/2028	3,617,833	3,547,025	3,599,744
Ascensus	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%		8.83%	11/17/2021	8/2/2028	2,866,304	2,856,766	2,864,154
EPIC Insurance		Unitranche Closing Date Term Loan	S+	5.25%		10.58%	8/27/2021	9/29/2028	2,369,660	2,341,682	2,345,963
Beta+		Senior Secured Initial Term Loan	S+	5.75%		11.08%	6/24/2022	7/2/2029	1,975,000	1,867,637	1,955,250
Kestra Financial	(k)	Senior Secured Initial Term Loan	S+	4.25%		9.58%	4/29/2019	6/3/2026	1,915,000	1,907,517	1,919,788
Orion	(k)	Senior Secured 2021 Refinancing Term Loan (First Lien)	S+	3.75%		9.08%	8/4/2020	9/24/2027	1,455,103	1,445,707	1,439,657
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%		11.58%	4/21/2021	4/28/2028	1,149,008	1,133,848	1,149,008
Osaic	(j)(k)	Senior Secured Term B-2 Loan	S+	4.50%		9.83%	8/16/2023	8/17/2028	1,013,677	1,004,016	1,018,193
Community Brands		Unitranche Initial Term Loan	S+	5.50%		10.83%	2/23/2022	2/24/2028	982,500	965,408	975,131
LERETA		Senior Secured Initial Term Loan	S+	5.25%		10.58%	7/27/2021	7/30/2028	977,500	970,204	945,731
Steward Partners	(k)	Senior Secured Term Loan B	S+	5.50%		10.83%	12/8/2023	10/14/2028	800,000	776,000	784,000
Cherry Bekaert	(k)	Unitranche Amendment No.1 Term Loan	S+	5.75%		11.08%	10/11/2023	6/30/2028	726,387	711,823	711,859
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.75%		10.08%	3/29/2022	6/1/2026	554,010	535,786	547,777
Integro	(m)	Senior Secured 2022 Refinancing Term Loan (First Lien)	FIXED	12.25	%PIK	12.25%	10/9/2015	10/30/2024	232,125	234,301	232,125
Beta+		Senior Secured Revolving Credit Loan	S+	4.25%		9.58%	6/24/2022	7/1/2027	27,629	21,413	27,353
EPIC Insurance		Senior Secured Revolving Loan	S+	5.25%		10.58%	8/27/2021	9/30/2027	—	(269)	—
Steward Partners		Senior Secured Revolving Credit	S+	5.50%		10.83%	12/20/2023	10/14/2028	—	(5,389)	—

High Tech Industries
Amplix	(k)	Unitranche First Amendment Term Loan	S+	6.40%		11.58%	10/19/2023	10/18/2029	3,501,593	3,402,234	3,414,054
Golden Source	(j)	Senior Secured Delayed Draw Term Loan	S+	5.50%		10.83%	3/25/2022	5/12/2028	3,414,850	3,345,804	3,412,858
Ivanti Software	(k)	Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+	4.25%		9.58%	11/20/2020	12/1/2027	2,932,763	2,902,499	2,791,873
Planview	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.00%		9.33%	12/11/2020	12/17/2027	2,579,112	2,560,716	2,562,825
Idera	(k)	Senior Secured Term B-1 Loan (First Lien)	S+	3.75%		9.08%	6/27/2017	3/2/2028	2,546,938	2,547,125	2,538,979
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%		9.33%	3/19/2021	4/23/2028	2,443,750	2,434,611	2,429,088
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%		12.33%	5/17/2022	8/15/2030	2,000,000	1,943,410	1,955,000

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

High Tech Industries (Continued)
QuickBase		Senior Secured Term Loan (First Lien)	S+	3.75%	9.33%	3/29/2019	4/2/2026	$1,910,000	$1,906,929	$1,900,450
Intermedia		Senior Secured New Term Loan (First Lien)	S+	6.00%	11.33%	7/13/2018	7/21/2025	1,900,000	1,896,491	1,885,750
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%	9.33%	12/19/2019	11/19/2026	1,949,472	1,945,096	1,852,701
OEConnection	(k)	Senior Secured Initial Term Loan	S+	4.00%	9.33%	9/24/2019	9/25/2026	1,575,942	1,573,078	1,575,374
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	10.58%	12/16/2021	12/21/2028	1,473,750	1,462,575	1,459,013
WellSky	(k)	Senior Secured Incremental Term B-1 Loan (First Lien)	S+	5.75%	11.08%	8/16/2022	3/10/2028	987,500	963,276	988,557
Infoblox	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	10/7/2020	12/1/2027	975,000	972,231	975,731
SmartBear	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	11/20/2020	3/3/2028	975,000	968,420	975,487
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	9.58%	6/17/2021	9/1/2028	977,500	973,842	934,734
Aptean	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	12/31/2023	4/23/2026	500,000	495,000	500,103
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	8/10/2021	10/8/2028	491,250	487,666	487,873
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	5/17/2022	8/15/2029	495,000	482,471	484,637
Amplix		Unitranche Revolving Credit Loan	S+	6.40%	11.58%	10/19/2023	10/18/2029	—	(8,242)	—
Golden Source	(j)	Senior Secured Revolving Loan	S+	5.50%	10.83%	8/22/2022	5/12/2028	—	(9,390)	—

Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	11.33%	12/10/2021	12/23/2026	6,354,184	6,256,539	6,354,184
Brook & Whittle		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/9/2021	12/14/2028	3,099,665	3,079,527	3,068,669
Transcendia		Senior Secured 2017 Refinancing Term Loan (First Lien)	S+	3.50%	8.83%	5/11/2017	5/30/2024	3,283,118	3,281,901	2,659,326
Anchor Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.83%	7/17/2019	7/18/2026	2,464,933	2,459,138	2,455,690
PCI	(k)	Senior Secured Term B Loan (First Lien)	S+	3.50%	8.83%	9/25/2020	11/30/2027	2,419,063	2,413,275	2,423,599
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	5.00%	10.33%	12/15/2021	12/16/2028	2,031,007	2,014,514	2,020,852
Intertape Polymer	(k) (n)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.08%	6/15/2022	6/28/2028	1,975,000	1,912,753	1,829,966
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	8.58%	1/29/2021	3/3/2028	1,792,002	1,785,730	1,784,252
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	9.58%	7/2/2021	7/7/2028	1,842,152	1,835,502	1,737,149
Technimark		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	6/30/2021	7/7/2028	1,462,500	1,457,402	1,451,531
Tekni-Plex	(k)	Senior Secured Tranche B-3 Initial Term Loan	S+	4.00%	9.33%	7/29/2021	9/15/2028	1,116,901	1,114,979	1,115,276
Novolex	(k)	Senior Secured Term B Loan (First Lien)	S+	4.18%	9.51%	3/30/2022	4/13/2029	985,000	966,127	990,541
Lacerta		Senior Secured Term Loan	S+	5.50%	10.83%	2/8/2021	12/30/2026	970,000	963,490	948,175
Applied Adhesives		Senior Secured Term A Loan	S+	4.75%	10.08%	3/12/2021	3/12/2027	615,240	611,369	610,625
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	11.58%	7/18/2023	7/19/2029	500,000	483,469	495,000
Pregis	(k)	Senior Secured Third Amendment Refinancing Term Loan (First Lien)	S+	3.75%	9.08%	12/9/2020	7/31/2026	488,750	487,441	490,470
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	4/27/2022	5/5/2029	493,750	487,849	488,195
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	10.58%	11/29/2021	12/1/2027	468,750	465,210	457,031
Applied Adhesives		Senior Secured Revolving Loan	S+	4.75%	10.08%	3/12/2021	3/12/2027	—	(616)	—
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	11.58%	7/18/2023	7/31/2028	—	(3,233)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	11.08%	3/25/2022	3/31/2028	$3,940,000	$3,879,002	$3,900,600
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%	9.33%	12/12/2018	12/15/2025	3,802,475	3,779,055	3,645,623
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.75%	11.08%	6/15/2022	8/12/2029	2,939,870	2,982,279	2,910,471
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%	11.33%	9/30/2022	7/29/2029	2,310,000	2,255,557	2,269,575
Shaw		Senior Secured Initial Senior Term Facility	S+	6.00%	11.33%	9/30/2023	10/30/2029	1,787,234	1,750,224	1,773,830
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	3/17/2021	3/31/2028	1,649,289	1,647,350	1,652,587
Radwell		Unitranche Initial Term Loan	S+	6.53%	11.86%	3/11/2022	4/1/2029	1,489,500	1,469,513	1,482,053
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	11.33%	5/26/2022	5/31/2029	987,500	923,554	948,000
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	12.33%	3/31/2023	3/31/2030	945,910	919,986	938,816
Cleaver Brooks		Senior Secured Initial Term Loan	S+	5.75%	11.08%	7/18/2022	7/18/2028	919,712	904,482	919,712
TriMark		Senior Secured Second Amendment Tranche B Loan (Super Senior priority)	S+	3.50%	8.83%	1/31/2022	8/28/2024	953,731	953,731	572,239
Culligan	(k)	Senior Secured 2022 Refinancing Term B Loan	S+	3.75%	9.08%	6/17/2021	7/31/2028	554,063	551,569	555,176
Bad Boy Mowers		Senior Secured Initial Term Loan	S+	6.00%	11.33%	11/29/2023	11/2/2029	500,000	487,500	496,250
CIRCOR		Unitranche Initial Term Loan	S+	6.00%	11.33%	9/30/2023	10/18/2030	500,000	490,196	496,250
Ohio Transmission	(k)	Unitranche Term Loan	S+	5.75%	11.08%	12/12/2023	4/28/2026	500,000	487,333	495,000
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.50%	8.83%	3/5/2020	5/19/2028	482,576	482,576	480,539
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	2/24/2021	3/2/2028	487,575	486,814	479,042
SPX Flow	(k)	Senior Secured Term Loan	S+	4.50%	9.83%	3/18/2022	4/5/2029	435,707	420,372	437,704
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	8/11/2022	7/29/2028	57,991	47,586	56,976
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	11.08%	3/25/2022	3/31/2028	39,385	36,431	38,991
Radwell		Senior Secured Revolving Loan	S+	6.75%	12.08%	3/11/2022	4/1/2028	16,000	14,800	15,920
Ohio Transmission		Senior Secured Revolving Facility	S+	5.50%	10.83%	12/19/2023	12/19/2029	—	(693)	—
CIRCOR		Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	10/20/2023	10/18/2029	—	(1,151)	—
Cleaver Brooks		Senior Secured Revolving Loan	S+	5.75%	11.08%	7/21/2022	7/31/2028	—	(2,462)	—

Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.50%	11.83%	11/1/2022	11/1/2029	4,361,461	4,246,352	4,361,461
A Place For Mom		Senior Secured Term Loan	S+	4.50%	9.83%	7/28/2017	2/10/2026	2,181,019	2,181,099	2,159,209
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	13.08%	12/10/2021	12/16/2029	2,000,000	1,972,307	1,955,000
Smart Start		Senior Secured Term B Loan (First Lien)	S+	4.50%	9.83%	12/10/2021	12/16/2028	1,960,000	1,952,058	1,915,900
Apex Service Partners		Unitranche Term Loan	S+	5.00%	10.33%	10/16/2023	10/24/2030	1,843,015	1,824,352	1,829,192
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/10/2021	12/15/2028	1,477,500	1,466,323	1,470,113
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	8/19/2021	8/31/2028	980,000	971,846	968,975
Spring Education	(k)	Senior Secured Initial Term Loan	S+	4.50%	9.83%	10/5/2023	10/4/2030	950,000	950,000	953,919
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	S+	5.50%	10.83%	5/4/2018	5/9/2025	577,093	575,661	564,108
Apex Service Partners		Senior Secured Revolving Credit Loan	S+	6.50%	11.83%	10/16/2023	10/24/2029	11,690	10,229	11,603
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	6.50%	11.83%	10/25/2023	1/9/2029	—	(5,000)	—
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.75%	12.08%	11/1/2022	11/1/2029	—	(10,154)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Chemicals, Plastics & Rubber
DuBois Chemicals		Senior Secured Term Loan (Second Lien) - 2019	S+	8.50%	13.83%	10/8/2019	9/30/2027	$3,000,000	$2,986,732	$2,977,500
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	11.08%	12/18/2020	12/22/2027	2,932,838	2,882,954	2,815,524
Unifrax	(k)	Senior Secured USD Term Loan (First Lien)	S+	3.75%	9.08%	11/5/2018	12/12/2025	2,376,190	2,361,477	2,222,795
USALCO	(k)	Unitranche Term Loan A	S+	6.00%	11.33%	10/26/2021	10/19/2027	1,960,000	1,945,924	1,920,800
Boyd Corp	(k)	Senior Secured Initial Loan (Second Lien)	S+	6.75%	12.08%	8/16/2018	9/6/2026	2,000,000	2,001,035	1,800,840
DuBois Chemicals	(k)	Senior Secured Term Loan B (First Lien)	S+	4.50%	9.83%	10/8/2019	9/30/2026	1,741,436	1,722,733	1,733,817
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	9.71%	12/3/2021	6/30/2028	488,700	482,346	472,817
Boyd Corp	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.83%	11/7/2018	9/6/2025	482,188	472,206	466,618
Polytek		Senior Secured Term Loan	S+	6.75%	12.08%	12/23/2020	9/20/2024	485,156	482,673	465,750
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	11.08%	12/18/2020	12/22/2025	199,614	189,484	191,629
USALCO	(k)	Senior Secured Revolving Loan	S+	6.00%	11.33%	10/26/2021	10/19/2026	133,065	129,839	130,403

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	8/6/2021	8/19/2028	3,590,816	3,561,375	3,545,931
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	10.08%	11/12/2020	11/12/2027	2,074,268	2,060,969	2,069,082
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.08%	12/9/2021	4/6/2028	1,955,000	1,951,381	1,944,003
Worldwide Express	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	7/23/2021	7/26/2028	1,470,000	1,461,801	1,444,775
St. George Logistics		Senior Secured Initial Term Loan	S+	6.00%	11.33%	4/28/2022	3/24/2028	1,477,500	1,461,453	1,444,256
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	10.58%	4/14/2022	12/15/2028	1,205,217	1,195,851	1,178,100
Omni Logistics		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	10.33%	11/24/2021	12/30/2026	1,204,643	1,196,096	1,165,492
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	10.83%	3/11/2022	12/29/2028	951,342	935,912	929,936
Omni Logistics		Senior Secured Revolving Credit Loan (First Lien)	L+	5.00%	10.33%	11/24/2021	12/30/2025	88,933	87,814	86,043
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	10.58%	4/14/2022	12/17/2027	—	(889)	—

Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	6.50%	11.83%	5/26/2023	5/29/2029	4,254,276	4,135,237	4,254,276
Highline		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	10/29/2020	11/9/2027	2,784,886	2,741,266	2,743,113
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	10.58%	6/30/2022	7/25/2029	2,099,960	1,927,014	1,996,054
Rough Country		Senior Secured Initial Term Loan (First Lien)	S+	3.25%	8.58%	7/26/2021	7/28/2028	1,955,000	1,951,421	1,945,225
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.83%	1/20/2021	1/31/2028	1,458,750	1,458,750	1,442,944
Innovative XCessories		Senior Secured Initial Term Loan	S+	4.25%	9.58%	2/27/2020	3/5/2027	777,830	777,305	668,934
Safe Fleet		Senior Secured Initial Term Loan (Second Lien)	S+	6.75%	12.08%	2/23/2022	2/2/2026	500,000	500,000	496,250
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	5/26/2023	5/25/2029	—	(15,392)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread			Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+	3.00%	3.00	%PIK	11.33%	12/30/2021	12/30/2027	$4,341,338	$4,278,997	$4,207,260
Vortex	(j)	Unitranche Initial Term Loan	S+		6.00%		11.33%	9/1/2023	9/4/2029	4,042,671	3,966,124	3,964,267
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+		4.25%		9.58%	3/18/2021	3/27/2028	1,950,000	1,935,411	1,906,125
Crystal Clean	(k)	Senior Secured Initial Term Loan	S+		5.00%		10.33%	10/5/2023	10/17/2030	1,000,000	975,000	1,003,750
Keter Environmental Services		Unitranche Closing Date Term Loan	S+		6.50%		11.83%	11/5/2021	10/29/2027	490,000	486,488	486,325
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+		4.63%		9.96%	5/5/2022	3/27/2028	465,473	452,705	455,000
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+		6.00%		11.33%	12/30/2021	12/30/2027	306,291	299,669	296,832
Vortex	(j)	Senior Secured Revolving Loan	S+		6.00%		11.33%	9/1/2023	9/4/2029	51,699	17,183	50,696
Keter Environmental Services		Senior Secured Revolving Loan	S+		6.50%		11.83%	11/5/2021	10/29/2027	—	(775)	—

Aerospace & Defense
CPI International		Unitranche Initial Term Loan	S+		5.50%		10.83%	5/18/2022	10/8/2029	2,977,500	2,919,277	2,910,506
HDT Global		Senior Secured Initial Term Loan	S+		5.75%		11.08%	6/30/2021	7/8/2027	3,106,250	3,031,502	2,485,000
Whitcraft		Senior Secured Initial Term Loan	S+		7.00%		12.33%	3/31/2023	2/15/2029	1,985,000	1,913,205	1,975,075
Amentum	(k)	Senior Secured Tranche 3 Term Loan (First Lien)	S+		4.00%		9.33%	2/10/2022	2/15/2029	1,970,000	1,961,871	1,974,433
Peraton	(k)	Senior Secured Term B Loan (First Lien)	S+		3.75%		9.08%	2/23/2021	2/1/2028	951,845	948,813	955,414
API Technologies		Senior Secured Initial Term Loan (First Lien)	S+	1.00%	6.00	% PIK	6.33%	1/15/2020	5/9/2026	964,824	951,177	752,563
BlueHalo		Unitranche Initial Term Loan	S+		6.50%		11.83%	11/17/2021	10/31/2025	489,015	484,221	481,680
Novaria Group		Senior Secured Initial Term Loan	S+		5.50%		10.83%	1/24/2020	1/27/2027	481,250	478,973	475,234
BlueHalo		Senior Secured Revolving Loan	S+		6.50%		11.83%	11/17/2021	10/31/2025	58,084	56,595	57,212
API Technologies		Senior Secured Priming Facillity	S+	1.00%	6.00	% PIK	6.33%	11/3/2023	3/25/2027	51,154	49,620	39,900
Whitcraft		Senior Secured Revolving Loan	S+		7.00%		12.33%	3/31/2023	2/15/2029	17,857	7,143	17,768

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+		7.25%		12.58%	12/13/2021	12/14/2029	2,500,000	2,480,426	2,475,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+		4.00%		9.33%	12/13/2021	12/14/2028	1,965,000	1,948,322	1,942,894
Hissho Sushi	(j)	Unitranche Term Loan	S+		5.50%		10.83%	4/7/2022	5/18/2028	1,829,286	1,798,374	1,829,286
Dessert Holdings		Senior Secured Initial Term Loan (First Lien)	S+		4.00%		9.33%	6/7/2021	6/9/2028	1,743,962	1,734,080	1,700,363
Monogram Foods		Senior Secured Initial Term Loan	S+		4.00%		9.33%	8/13/2021	8/28/2028	980,000	972,720	967,750
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+		6.00%		11.33%	4/7/2022	5/18/2028	—	(667)	—

Construction & Building
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+		6.50%		11.83%	12/22/2022	12/22/2028	2,236,020	2,172,995	2,236,020
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+		4.75%		10.08%	10/2/2019	11/30/2027	1,763,235	1,758,095	1,714,746
PlayPower		Senior Secured Initial Term Loan	S+		5.50%		10.83%	5/10/2019	5/8/2026	1,718,028	1,718,028	1,670,782
Specialty Products & Insulation	(k)	Senior Secured Tranche B-1 Term Loan	S+		5.00%		10.33%	3/16/2022	12/21/2027	984,023	976,282	984,023
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+		4.75%		10.08%	2/10/2022	2/23/2029	985,000	973,652	871,109
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+		6.50%		11.83%	12/22/2022	12/23/2028	—	(8,264)	—

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Wholesale
GME Supply		Unitranche Initial Term Loan	S+	6.25%	11.58%	7/5/2023	7/6/2029	$3,794,452	$3,695,591	$3,708,404
Carlisle Foodservice		Unitranche Term Loan	S+	6.00%	11.33%	9/29/2023	9/11/2030	1,000,000	978,980	992,500
Carlisle Foodservice		Senior Secured Revolving Loan	S+	6.00%	11.33%	9/29/2023	10/2/2029	—	(3,223)	—
GME Supply		Senior Secured Revolving Loan	S+	6.25%	11.58%	7/5/2023	7/5/2027	—	(13,831)	—

Consumer Goods: Non-durable
Augusta Sportswear	(k)	Senior Secured Initial Term Loan	S+	6.50%	11.83%	11/21/2023	11/21/2029	4,500,000	4,410,000	4,410,000

Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	5.75%	11.08%	5/23/2022	6/1/2029	1,814,074	1,776,598	1,791,988
MediaRadar		Unitranche 2023 Incremental Term Loan	S+	6.25%	11.58%	10/31/2023	9/17/2029	957,150	933,221	945,497
MediaRadar	(j)	Senior Secured Revolving Loan	S+	6.00%	11.33%	9/16/2022	7/22/2028	—	(10,168)	—

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	9.83%	8/16/2019	9/30/2024	1,674,858	1,669,246	1,662,296

Retail
Varsity Brands	(k)	Senior Secured Third Amendment Extended Term Loan (First Lien)	S+	5.00%	10.33%	10/17/2018	12/15/2026	947,649	949,734	943,901
StubHub	(k)	Senior Secured USD Term B Loan	S+	3.50%	8.83%	1/31/2020	2/12/2027	480,000	478,894	473,498

Forest Products & Paper
Loparex		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	7/29/2019	7/31/2026	1,436,250	1,430,208	1,364,438

Utilities: Water
Aegion	(k)	Senior Secured Initial Term Loan	S+	4.75%	10.08%	4/1/2021	5/17/2028	978,082	974,737	978,082

Energy: Oil & gas
AmSpec	(k)	Senior Secured Closing Date Term Loan	S+	5.75%	11.08%	10/11/2023	12/5/2030	1,000,000	986,093	975,000
AmSpec		Senior Secured Revolving Loan	S+	5.75%	11.08%	12/4/2023	12/14/2029	—	(3,634)	—

Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	S+	4.00%	9.33%	8/14/2019	8/14/2026	957,500	956,363	938,350

Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	12.83%	10/19/2016	4/21/2025	938,318	938,318	919,552

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	S+	3.25%	8.58%	1/22/2021	1/6/2028	487,500	486,664	287,625
Total Bank Loans									$385,290,924	$381,763,367

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.2%) (g) (h):

High Tech Industries
PracticeTek	(j) (o) (p)	Class A Units				11/22/2021		$615,631	$648,053	$673,164
Amplix	(j) (o) (q)	Class A-2 Units				10/19/2023		23,810	238,095	238,095
Golden Source	(j) (o) (r)	Class A Units				3/25/2022		117,371	117,371	187,455

Services: Business
InnovateMR	(j) (o) (s)	Class A Units				12/16/2021		387	387,311	447,268
Industrial Services Group	(j) (o) (t)	Class A Units				12/7/2022		238	238,095	270,179
Liberty Group	(j) (o) (u)	Series A-Preferred Units				6/6/2022		113,636	113,636	140,225
Heartland	(o) (v)	Co-Invest Units				12/12/2023		889	88,889	88,889
VC3	(j) (o) (w)	Class A Units				9/16/2022		15,279	62,282	65,700
OSG Billing Services	(o) (x)	Class A Units				11/30/2023		27,208	—	—

Healthcare & Pharmaceuticals
OrthoNebraska	(j) (o) (y)	Class A Units				7/31/2023		24,245	242,452	258,253
Minds + Assembly	(j) (o) (z)	Class A Units				5/3/2023		217	217,391	257,347
InterMed	(j) (o) (aa)	Class A Units				12/22/2022		2,484	248,380	144,227
Ivy Rehab	(o) (ab)	Class A Units				3/11/2022		100	100,000	102,137
RevHealth	(j) (o) (ac)	Class A-1 Units				7/22/2022		20,548	205,479	87,436

Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (ad)	Class A Units				4/7/2022		25,000	250,000	442,054

Construction & Building
A1 Garage Door Service	(j) (o) (ae)	Class A Common Units				12/22/2022		273	272,727	376,917

Environmental Industries
Vortex	(j) (o) (af)	LP Common Units				9/1/2023		190	189,759	224,025
Alliance Environmental Group	(j) (o) (ag)	A-1 Preferred Units				9/30/2019		331	331,126	107,177

Services: Consumer
Ned Stevens 2022-2	(j) (o) (ah)	Class B Common Units				11/1/2022		279	278,990	278,990

Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (ai)	Class A Units				6/30/2022		129,870	129,870	216,572
Beta+	(o) (aj)	Class A-2 Common Stock				9/15/2023		2,470	24,700	24,700
American Beacon Advisors	(o) (ak)	Common Units				12/29/2023		16,071	—	—

Automotive
Engine & Transmission Exchange	(j) (o) (al)	Class A-1 Units				5/26/2023		211,268	211,268	239,133

Wholesale
GME Supply	(j) (o) (am)	Class A Units				6/30/2023		272,422	272,422	235,688

Chemicals, Plastics & Rubber
Vertellus	(o) (an)	Series A Units				12/22/2020		1,651	165,138	178,570

Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (ao)	Class A-1 Units				9/16/2022		147,000	147,000	147,000

Total Equity and Preferred Shares									$5,180,434	$5,431,201

Total Portfolio Investments (ap)									$390,471,358	$387,194,568

(˄)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).
(a)	All companies are located in the United States of America, unless otherwise noted.
(b)	Interest rate percentages represent actual interest rates as of December, 2023, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.
(c)	All loans are income-producing, unless otherwise noted.
(d)	All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.
(e)	All investments are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.
(f)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(g)	Percentages are calculated using fair value of investments over net assets.
(h)	As defined in 1940 Act, the Company is not deemed to be an “Affiliated Person” of or “Control” this portfolio company because it neither owns 5% or more of the portfolio company’s outstanding voting securities nor has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).
(i)	The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the unfunded loan commitment.
(j)	Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(k)	Investment was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.
(l)	The Company headquarters for UDG is located in Ireland.
(m)	The Company headquarters for Integro is located in United Kingdom.
(n)	The Company headquarters for Intertape Polymer is located in Canada.
(o)	Investment is non-income producing.
(p)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	Represents an investment in APD AMP Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.
(w)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.
(y)	Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ab)Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ac)Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ad)Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ae)Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(af)Represents an investment in APD VTX Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ag)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ah)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ai)Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aj)Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.

(ak)Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.

(al)Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(am)Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(an)Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ao)Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ap)At December 31, 2023, the cost of investments for income tax purposes was $390,467,107, the gross unrealized depreciation for federal tax purposes was $6,492,193, the gross unrealized appreciation for federal income tax purposes was $3,219,654, and the net unrealized depreciation was $3,272,539.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Notes to Financial Statements

March 31, 2024

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of March 31, 2024 and December 31, 2023. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2024, the Company held one investment on non-accrual, which represented 0.13% and 0.06% of the Company’s total portfolio at cost and fair market value, respectively. As of December 31, 2023, the Company had no investments on non-accrual.

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

As of March 31, 2024 and December 31, 2023, the Company held 211 and 245 investments in loans with OID , respectively. The unamortized balance of OID investments as of March 31, 2024 and December 31, 2023 totaled $4,974,821 and $4,930,002, respectively. For the three months ended March 31, 2024 and 2023, the Company accrued OID income in the amount of $209,198 and $165,630, respectively.

As of March 31, 2024, the Company held 7 investments that had a PIK interest component. As of December 31, 2023, the Company held 7 investments that had a PIK interest component. During the three months ended March 31, 2024 and 2023, the Company accrued PIK income in the amount of $23,066, and $87,506 respectively.

As of March 31, 2024 and December 31, 2023, the Company held $45,997,315 and $20,940,279 cash and cash equivalents, respectively. For the three months ended March 31, 2024 and 2023, the Company earned $85,860 and $64,550, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three months ended March 31, 2024 and 2023, the Company accrued $9,145 and $62,635 of other income, respectively, related to amendment fees.

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023 - 07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023 - 07"). ASU 2023 - 07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023 - 07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023 - 07 is to be adopted retrospectively to all prior periods presented. We are currently assessing the impact this guidance will have on our financial statements.

In December 2023, the FASB issued ASU 2023 - 09 "Improvements to Income Tax Disclosures" ("ASU 2023 - 09"). ASU 2023 - 09 intends to improve the transparency of income tax disclosures. ASU 2023 - 09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect a material impact to our financial statements.

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

As of March 31, 2024, $267,864,230 of the Company’s investments were valued using unobservable inputs, and $108,393,677 were valued using observable inputs. During the three months ended March 31, 2024, $16,516,705 transferred into Level 3 due to a decrease in observable prices in the market and $23,803,944 transferred out of Level 3 due to the liquidity in the market and transparency of inputs.

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

The following table presents the Company’s investments carried at fair value as of March 31, 2024 and December 31, 2023, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$104,138,452	$126,320,467	$230,458,919
Unitranche Debt	—	1,101,775	123,143,915	124,245,690
Second Lien Debt	—	3,153,450	12,337,500	15,490,950
Equity and Preferred Shares	—	—	6,062,348	6,062,348
Total	$—	$108,393,677	$267,864,230	$376,257,907

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$102,893,307	$132,718,165	$235,611,472
Unitranche Debt	—	6,541,713	123,000,592	129,542,305
Second Lien Debt	—	1,800,840	14,808,750	16,609,590
Equity and Preferred Shares	—	—	5,431,201	5,431,201
Total	$—	$111,235,860	$275,958,708	$387,194,568

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2024. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of March 31, 2024
	Fair	Valuation	Unobservable						Weighted
	Value	Technique	Inputs (1)	Range (2)					Average (3)
First Lien Debt	$105,507,765	Matrix Pricing	Senior Leverage	1.19	x	-	9.00	x	5.07	x
			Total Leverage	2.68	x	-	9.47	x	5.69	x
			Interest Coverage	0.69	x	-	5.12	x	1.53	x
			Debt Service Coverage	0.59	x	-	4.46	x	1.29	x
			TEV Coverage	1.10	x	-	4.95	x	2.37	x
			Liquidity	12.38%		-	364.74%		121.85%
			Spread Comparison	375	bps	-	800	bps	511	bps

First Lien Debt	8,380,011	Market Analysis	Senior Leverage	0.83	x	-	28.25	x	8.89	x
			Total Leverage	3.79	x	-	28.25	x	11.31	x
			Interest Coverage	0.00	x	-	1.37	x	0.84	x
			Debt Service Coverage	0.00	x	-	1.21	x	0.66	x
			TEV Coverage	0.31	x	-	15.49	x	1.34	x
			Liquidity	0.00%		-	434.25%		55.34%
			Spread Comparison	0	bps	-	600	bps	418	bps

First Lien Debt	12,432,691	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	10.41%		-	11.94%		11.09%

Unitranche Debt	80,270,822	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	9.30%		-	13.22%		10.60%

Unitranche Debt	40,572,853	Matrix Pricing	Senior Leverage	4.03	x	-	9.00	x	6.33	x
			Total Leverage	1.03	x	-	9.00	x	6.44	x
			Interest Coverage	0.71	x	-	2.22	x	1.36	x
			Debt Service Coverage	0.59	x	-	2.00	x	1.17	x
			TEV Coverage	1.18	x	-	2.71	x	1.88	x
			Liquidity	27.69%		-	294.20%		112.80%
			Spread Comparison	475	bps	-	700	bps	589	bps

Unitranche Debt	2,300,240	Market Analysis	Senior Leverage				11.34	x	11.34	x
			Total Leverage				11.34	x	11.34	x
			Interest Coverage				0.91	x	0.91	x
			Debt Service Coverage				0.82	x	0.82	x
			TEV Coverage				1.05	x	1.05	x
			Liquidity				83.16%		83.16%
			Spread Comparison				0	bps	0	bps

Second Lien Debt	12,337,500	Matrix Pricing	Senior Leverage	6.06	x	-	10.35	x	6.82	x
			Total Leverage	6.09	x	-	10.35	x	6.83	x
			Interest Coverage	0.90	x	-	2.00	x	1.52	x
			Debt Service Coverage	0.72	x	-	1.59	x	1.25	x
			TEV Coverage	1.26	x	-	2.14	x	1.70	x
			Liquidity	78.66%		-	275.58%		136.23%
			Spread Comparison	675	bps	-	850	bps	757	bps

Total	$261,801,882
(1)	For any portfolio company, the unobservable input “Liquidity” is a fraction, expressed as a percentage, the numerator of which is the sum of the company’s undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company’s revolving credit facility. The unobservable input “Spread Comparison” is a comparison of the spread over the referenced rate for each investment to the spread over the referenced rate for general leveraged loan transactions.
(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.
(3)	Inputs are weighted based on the fair value of the investments included in the range.
(4)	Maturity Modified Market Yield is calculated based on the Market yield of the security relative to its actual coupon and maturity date. The Market Yield is modified 75 basis points for every 1x delta in actual leverage versus market leverage of that issuer.

The table above does not include $6,062,348 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2024 and 2023 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Three Months Ended March 31, 2024	Debt	Debt	Debt	Shares	Total
Fair Value as of December 31, 2023	$132,718,165	$123,000,592	$14,808,750	$5,431,201	$275,958,708
Transfers into Level 3	9,974,992	6,541,713	—	—	16,516,705
Transfers out of Level 3	(13,764,079)	(8,069,865)	(1,970,000)	—	(23,803,944)
Total gains:
Net realized (loss) gain(a)	(333,883)	4,611	—	—	(329,272)
Net unrealized appreciation (depreciation) (b)	41,297	(1,049,818)	(6,477)	275,666	(739,332)
New investments, repayments and settlements:(c)
Purchases	10,105,557	4,951,951	—	355,481	15,412,989
Settlements/repayments	(12,204,052)	(2,342,513)	(500,000)	—	(15,046,565)
Net amortization of premiums, PIK, discounts and fees	98,408	107,244	5,227	—	210,879
Sales	(315,938)	—	—	—	(315,938)
Fair Value as of March 31, 2024	$126,320,467	$123,143,915	$12,337,500	$6,062,348	$267,864,230
(a)	Included in net realized (loss) gain on the accompanying Statement of Operations for the year ended March 31, 2024.
(b)	Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the year ended March 31, 2024.
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

(a)Included in net realized (loss) gain on the accompanying Statement of Operations for the three months ended March 31, 2023.

(b)Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended March 31, 2023.

(c)Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at March 31, 2024 and 2023 was ($1,059,453) and ($505,752), respectively.

Investment Activities

The Company held a total of 250 investments with an aggregate fair value of $376,257,907 as of March 31, 2024. During the three months ended March 31, 2024, the Company invested in 29 new investments for a combined $16,981,064 and in existing investments for a combined $6,464,271. The Company also received $21,421,870 in repayments from investments and $12,284,058 from investments sold during the three months ended March 31, 2024.

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

Investment Concentrations

As of March 31, 2024, the Company’s investment portfolio consisted of investments in 209 companies located in 35 states across 26 different industries, with an aggregate fair value of $376,257,907. The five largest investments at fair value as of March 31, 2024 totaled $24,680,282,or 6.56% of the Company’s total investment portfolio as of such date. As of March 31, 2024, the Company’s average investment was $1,520,509 at cost.

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

The following table outlines the Company’s investments by security type as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$233,441,640	61.41%	$230,458,919	61.25%
Unitranche Debt	124,810,255	32.83%	124,245,690	33.02%
Second Lien Debt	16,339,373	4.30%	15,490,950	4.12%
Total Debt Investments	374,591,268	98.54%	370,195,559	98.39%
Equity and Preferred Shares	5,535,914	1.46%	6,062,348	1.61%
Total Equity Investments	5,535,914	1.46%	6,062,348	1.61%
Total Investments	$380,127,182	100.00%	$376,257,907	100.00%

	December 31, 2023
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$239,486,292	61.33%	$235,611,472	60.85%
Unitranche Debt	128,971,146	33.03%	129,542,305	33.46%
Second Lien Debt	16,833,486	4.31%	16,609,590	4.29%
Total Debt Investments	385,290,924	98.67%	381,763,367	98.60%
Equity and Preferred Shares	5,180,434	1.33%	5,431,201	1.40%
Total Equity Investments	5,180,434	1.33%	5,431,201	1.40%
Total Investments	$390,471,358	100.00%	$387,194,568	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Percentage of		Percentage of
		Total		Total
Industry	Fair Value	Investments	Fair Value	Investments
Services: Business	$69,703,628	18.52%	$69,531,461	17.96%
Healthcare & Pharmaceuticals	66,080,066	17.56	71,803,100	18.56
Banking, Finance, Insurance & Real Estate	37,527,163	9.97	33,440,236	8.64
High Tech Industries	30,388,396	8.08	34,223,801	8.84
Containers, Packaging & Glass	28,995,971	7.71	31,380,531	8.10
Capital Equipment	26,258,932	6.98	24,565,354	6.34
Services: Consumer	18,766,419	4.99	16,468,470	4.25
Chemicals, Plastics & Rubber	13,422,405	3.57	15,377,063	3.97
Automotive	13,363,104	3.55	13,785,929	3.56
Transportation: Cargo	12,487,155	3.32	13,807,618	3.57
Aerospace & Defense	9,894,942	2.63	12,124,785	3.13
Construction & Building	9,657,336	2.57	7,853,597	2.03
Beverage, Food & Tobacco	9,291,553	2.47	9,357,347	2.42
Environmental Industries	8,566,945	2.28	12,701,457	3.28
Wholesale	4,903,594	1.30	4,936,592	1.27
Consumer Goods: Non-Durable	4,466,250	1.19	4,410,000	1.14
Media: Advertising, Printing & Publishing	2,947,148	0.78	2,884,485	0.74
Forest Products & Paper	1,722,906	0.46	1,364,438	0.35
Metals & Mining	1,665,002	0.44	1,662,296	0.43
Retail	1,431,871	0.38	1,417,399	0.37
Energy: Oil & Gas	992,500	0.26	975,000	0.25
Utilities: Water	980,515	0.26	978,082	0.25
Energy: Electricity	947,838	0.25	938,350	0.24
Hotels, Gaming & Leisure	902,261	0.24	919,552	0.24
Media: Diversified & Production	492,500	0.13	—	—
Consumer Goods: Durable	401,507	0.11	287,625	0.07
Utilities: Electric	—	—	—	—
	$376,257,907	100.00%	$387,194,568	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$97,948,272	26.03%	$99,995,015	25.82%
Midwest	89,241,359	23.72	90,743,226	23.44
Southeast	52,992,807	14.08	55,632,000	14.37
West	47,204,225	12.55	47,785,572	12.34
Southwest	46,568,495	12.38	47,644,956	12.31
East	28,858,060	7.67	31,805,670	8.21
South	7,346,387	1.95	7,332,729	1.89
Northwest	4,047,981	1.08	3,561,962	0.92
Other(a)	2,050,321	0.54	2,693,438	0.70
Total Investments	$376,257,907	100.00%	$387,194,568	100.00%
(a)The Company headquarters for Sophos is located in the United Kingdom. The Company headquarters for UDG is located in Ireland. The Company headquarters for Intertape Polymer is located in Canada. The Company headquarters for

Integro is located in the United Kingdom. The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2024:

For the Fiscal Years Ending December 31:	Amount
2024	$9,802,796
2025	17,014,838
2026	34,057,788
2027	61,051,178
2028	141,809,566
Thereafter	115,829,923
Total contractual repayments	379,566,089
Adjustments to cost basis on debt investments(a)	(4,974,821)
Total Cost Basis of Debt Investments Held at March 31, 2024:	$374,591,268
(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three  months ended March 31, 2024, the Company recorded base management fees of $1,033,988 and waivers to the base management fees of $361,896, as set forth within the accompanying statements of operations. For the three  months ended March 31, 2023, the Company recorded base management fees of $1,108,854 and waivers to the base management fees of $388,099, as set forth within the accompanying statements of operations.

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

For the three  months ended March 31, 2024, the Company recorded incentive fees related to net investment income of $1,444,313. Offsetting the incentive fees were waivers of the incentive fees of $890,590 for the three  months ended March 31, 2024, as set forth within the accompanying statements of operations. For the three  months ended March 31, 2023, the Company recorded incentive fees related to net investment income of $1,333,105. Offsetting the incentive fees were waivers of the incentive fees of $889,296 for the three  months ended March 31, 2023, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250, for both the three months ended March 31, 2024 and 2023, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2024 and December 31, 2023 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2024	December 31, 2023
Net base management fee due to Adviser	$1,359,267	$687,175
Net incentive fee due to Adviser	1,150,480	596,757
Total fees due to Adviser, net of waivers	2,509,747	1,283,932
Fee due to Administrator, net of waivers	132,500	66,250
Total Related Party Fees Due	$2,642,247	$1,350,182

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three  months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$8,166,034	$7,842,135
Denominator for basic and diluted weighted average common shares	44,518,989	45,420,472
Basic and diluted net increase in net assets resulting from operations per common share	$0.18	$0.17

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2023, the Company has long-term capital loss carryforward of $8,028,768. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2023, 2022, and 2021 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2023, 2022, and 2021, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024

As of March 31, 2024, there were $37,000,000 remaining unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of March 31, 2024 and December 31, 2023, were 44,518,989 and 44,518,989, respectively.

The following table details the activity of Stockholders’ Equity for the three months ended March 31, 2024 and 2023:

			Total	Total
		Capital in Excess	Distributable	Stockholders'
Three Months Ended March 31, 2024	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278
Net investment income	—	—	9,074,366	9,074,366
Net realized loss from investment transactions	—	—	(315,847)	(315,847)
Net change in unrealized depreciation on investments	—	—	(592,485)	(592,485)
Balance as of March 31, 2024	$44,519	$420,442,206	$(3,236,413)	$417,250,312

			Total	Total
		Capital in Excess	Distributable	Stockholders'
Three Months Ended March 31, 2023	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678
Net investment income	—	—	8,442,859	8,442,859
Net realized loss from investment transactions	—	—	(43,997)	(43,997)
Net change in unrealized depreciation on investments	—	—	(556,727)	(556,727)
Repurchase of shares	(1,623)	(14,998,377)	—	(15,000,000)
Balance as of March 31, 2023	$44,753	$422,957,588	$(1,682,528)	$421,319,813

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2024, the Company had no short-term borrowings. For the three months ended March 31, 2024, the Company recorded no interest expense in connection with short-term borrowings. As of December 31, 2023, the Company had no short-term borrowings. For the three months ended March 31, 2023, the Company recorded interest expense in connection with short-term borrowings of $227,652.

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

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2024 and December 31, 2023:

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	March 31, 2024	December 31, 2023
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.80%	2/26/2030	Banking, Finance, Insurance & Real Estate	$1,904,762	$—
Legacy Service Partners	Senior Secured Delayed Draw Term Loan B	S+	5.75%	11.05%	1/9/2029	Services: Consumer	1,488,800	2,000,000
Steward Partners	Senior Secured Delayed Draw Term B Loan (First Lien)	S+	5.25%	10.55%	10/14/2028	Banking, Finance, Insurance & Real Estate	1,150,667	1,200,000
Vortex	Unitranche Incremental DDTL Loan	S+	6.00%	11.30%	9/4/2029	Services: Business	1,054,217	—
United Air Temp	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.80%	3/28/2030	Construction & Building	1,053,994	—
Golden Source	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.80%	5/12/2028	Services: Business	938,967	938,967
Cherry Bekaert	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.75%	11.05%	6/30/2028	Banking, Finance, Insurance & Real Estate	936,267	936,267
Amplix	Unitranche DDTL 3	S+	6.25%	11.55%	10/19/2029	High Tech Industries	915,751	915,751
OrthoNebraska	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.80%	7/31/2028	Healthcare & Pharmaceuticals	914,913	914,913
InterMed	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.80%	12/24/2029	Healthcare & Pharmaceuticals	863,931	863,931
CPI International	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.80%	10/8/2029	Aerospace & Defense	718,563	718,563
Ned Stevens 2022-2	Unitranche 2023 Incremental Delayed Draw Term Loan	S+	5.75%	11.05%	11/1/2029	Services: Consumer	705,030	—
Minds + Assembly	Senior Secured Revolving Loan	S+	6.50%	11.80%	5/3/2029	Healthcare & Pharmaceuticals	683,230	683,230
EdgeCo	Senior Secured Delayed Draw Term D Loan (First Lien)	S+	4.75%	10.05%	6/1/2026	Banking, Finance, Insurance & Real Estate	516,600	939,600
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	6.50%	11.80%	5/29/2029	Automotive	513,078	513,078
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	6.50%	11.80%	11/1/2028	Services: Consumer	507,703	507,703
Eliassen	Senior Secured Initial Delayed Draw Term Loan	S+	5.50%	10.80%	4/14/2028	Services: Business	507,407	507,407
GME Supply	Senior Secured Revolving Loan	S+	6.25%	11.55%	7/6/2029	Wholesale	502,934	502,934
insightsoftware	Senior Secured Seventh Suplemental DDTL	S+	5.00%	10.30%	5/25/2028	High Tech Industries	500,000	—
Golden Source	Senior Secured Revolving Loan	S+	5.50%	10.80%	5/12/2028	Services: Business	469,484	469,484
OrthoNebraska	Senior Secured Revolving Loan	S+	6.50%	11.80%	7/31/2028	Healthcare & Pharmaceuticals	457,457	457,457
EPIC Insurance	Senior Secured Third Amendment Delayed Draw Loan	S+	5.00%	10.30%	9/29/2028	Banking, Finance, Insurance & Real Estate	444,050	—
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.25%	10.55%	6/30/2028	Banking, Finance, Insurance & Real Estate	431,530	616,472
GME Supply	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.55%	7/6/2029	Wholesale	420,682	420,682
Industrial Services Group	Senior Secured Revolving Loan	S+	6.25%	11.55%	12/7/2028	Services: Business	417,143	379,048
MediaRadar	Senior Secured Revolving Loan	S+	6.25%	11.55%	9/17/2029	Media: Advertising, Printing & Publishing	406,737	406,737
InterMed	Senior Secured Revolving Loan	S+	6.50%	11.80%	12/22/2028	Healthcare & Pharmaceuticals	399,568	647,948
Prime Pensions	Senior Secured Revolving Credit	S+	5.50%	10.80%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	—
PracticeTek	Senior Secured Delayed Draw Term Loan Retired 08/30/2023	S+	5.50%	10.80%	11/23/2027	High Tech Industries	372,137	372,137
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	11.30%	1/20/2028	Services: Business	365,388	365,388
Vensure Employer Services	Senior Secured 2023 Delayed Draw Term B Loan	S+	5.25%	10.55%	3/29/2027	Services: Business	355,778	438,889
Vortex	Senior Secured Revolving Loan	S+	6.00%	11.30%	9/4/2029	Services: Business	348,904	369,988
Heartland	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.05%	12/12/2029	Services: Business	333,333	333,333
Amplix	Unitranche Revolving Credit Loan	S+	6.25%	11.55%	10/19/2029	High Tech Industries	329,670	329,670
Cerity Partners	Senior Secured Initial Revolving Loan	S+	6.50%	11.80%	7/28/2028	Banking, Finance, Insurance & Real Estate	286,738	286,738
Augusta Sportswear	Senior Secured Revolving Credit Loan	S+	6.50%	11.80%	11/21/2028	Consumer Goods: Non-Durable	278,270	—
A1 Garage Door Service	Senior Secured Revolving Loan	S+	6.25%	11.55%	12/22/2028	Construction & Building	275,482	275,482
Shaw	Senior Secured Delayed Draw Term Facility	S+	6.00%	11.30%	8/28/2029	Capital Equipment	212,766	212,766
United Air Temp	Senior Secured Revolving Credit Facility	S+	5.50%	10.80%	3/28/2030	Construction & Building	210,799	—
VC3	Senior Secured Delayed Draw Term Loan D	S+	5.00%	10.30%	3/12/2027	Services: Business	205,067	366,029
Liberty Group	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.05%	6/15/2028	Services: Business	204,545	204,545
Heartland	Senior Secured Revolving Credit Loan	S+	5.75%	11.05%	12/12/2029	Services: Business	200,000	206,897
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	11.30%	7/29/2028	Capital Equipment	198,769	198,769
A1 Garage Door Service	Senior Secured Closing Date Delayed Draw Term Loan	S+	6.25%	11.55%	12/22/2028	Construction & Building	194,518	194,518

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	March 31, 2024	December 31, 2023
Apex Service Partners	Senior Secured DDTL Loan	S+	7.00%	12.30%	10/24/2030	Services: Consumer	$189,163	$325,552
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	11.05%	12/22/2025	Chemicals, Plastics & Rubber	186,818	286,625
Blue Cloud	Senior Secured Revolving Loan	S+	5.25%	10.55%	1/21/2028	Healthcare & Pharmaceuticals	182,500	162,045
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	11.05%	12/15/2028	Services: Business	181,818	181,818
Alliance Environmental Group	Senior Secured Delayed Draw Term Loan	S+	0.00%	5.30%	12/30/2027	Environmental Industries	178,529	—
EPIC Insurance	Senior Secured Revolving Loan	S+	5.25%	10.55%	9/29/2028	Banking, Finance, Insurance & Real Estate	170,935	161,841
Beta+	Senior Secured Revolving Credit Loan	S+	4.25%	9.55%	7/1/2027	Banking, Finance, Insurance & Real Estate	165,773	248,660
Carlisle Foodservice	Senior Secured Revolving Loan	S+	6.00%	11.30%	10/2/2029	Wholesale	161,152	161,152
Integro	Senior Secured Tenth Amendment Delayed Draw Loan	S+	12.00%	17.30%	5/8/2023	Banking, Finance, Insurance & Real Estate	161,041	161,041
Allied Benefit Systems	Senior Secured Initial Delayed Draw Term Loan	S+	5.25%	10.55%	10/31/2030	Services: Business	154,573	154,573
RevHealth	Senior Secured Revolving Loan	S+	5.75%	11.05%	7/21/2028	Healthcare & Pharmaceuticals	154,110	154,110
Rover	Senior Secured Revolving Loan	S+	4.75%	10.05%	2/27/2031	Services: Consumer	150,000	—
AmSpec	Senior Secured Revolving Loan	S+	5.75%	11.05%	12/5/2029	Energy: Oil & Gas	145,363	145,363
AmSpec	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.05%	12/5/2030	Energy: Oil & Gas	144,144	144,144
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	5.50%	10.80%	5/18/2028	Beverage, Food & Tobacco	142,857	142,857
Industrial Physics	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.55%	7/19/2029	Containers, Packaging & Glass	142,857	142,857
Whitcraft	Senior Secured Revolving Loan	S+	7.00%	12.30%	2/15/2029	Aerospace & Defense	139,286	250,000
Micro Merchant Systems	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.55%	12/14/2027	Healthcare & Pharmaceuticals	138,889	370,370
Insight Global	Senior Secured Revolving Loan	S+	6.00%	11.30%	9/22/2027	Services: Business	134,178	134,178
USALCO	Senior Secured Revolving Loan	S+	6.00%	11.30%	10/19/2026	Chemicals, Plastics & Rubber	133,065	189,516
insightsoftware	Senior Secured Revolving Loan	S+	5.00%	10.30%	5/25/2028	High Tech Industries	130,952	—
Cleaver Brooks	Senior Secured Revolving Loan	S+	5.50%	10.80%	7/18/2028	Capital Equipment	123,077	123,077
Radwell	Senior Secured Delayed Draw Term Loan	S+	6.53%	11.82%	4/1/2029	Capital Equipment	121,334	188,001
Health Management Associates	Senior Secured Delay Draw Term Loan	S+	6.25%	11.55%	3/30/2029	Services: Business	120,782	120,782
Pegasus	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.55%	1/19/2031	Capital Equipment	112,782	—
Micro Merchant Systems	Senior Secured Revolving Loan	S+	5.25%	10.55%	12/14/2027	Healthcare & Pharmaceuticals	111,111	111,111
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	11.05%	3/31/2028	Capital Equipment	110,769	108,308
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	11.55%	7/19/2028	Containers, Packaging & Glass	107,759	107,759
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	10.05%	4/21/2028	Healthcare & Pharmaceuticals	104,040	168,350
Carlisle Foodservice	Senior Secured Delayed Draw Tem Loan	S+	6.00%	11.30%	10/2/2030	Wholesale	102,041	102,041
BlueHalo	Senior Secured Revolving Loan	S+	4.75%	10.05%	10/31/2025	Aerospace & Defense	99,272	36,322
Apex Service Partners	Senior Secured Revolving Credit Loan	S+	7.00%	12.30%	10/24/2029	Services: Consumer	90,600	134,439
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	10.55%	12/17/2027	Transportation: Cargo	88,889	88,889
Aptean	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.55%	1/30/2031	High Tech Industries	85,963	—
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.80%	12/19/2030	Capital Equipment	78,947	98,684
Keter Environmental Services	Senior Secured Revolving Loan	S+	6.50%	11.80%	10/29/2027	Environmental Industries	77,520	77,520
VC3	Senior Secured Revolving Credit	S+	5.00%	10.30%	3/12/2027	Services: Business	76,923	76,923
Applied Adhesives	Senior Secured Revolving Loan	S+	4.75%	10.05%	3/12/2027	Containers, Packaging & Glass	71,111	71,111
Steward Partners	Senior Secured Revolving Loan	S+	5.25%	10.55%	10/14/2028	Banking, Finance, Insurance & Real Estate	69,444	69,444
Radwell	Senior Secured Revolving Loan	S+	6.75%	12.05%	4/1/2028	Capital Equipment	63,999	63,999
Ohio Transmission	Senior Secured Revolving Facility	S+	5.50%	10.80%	12/19/2029	Capital Equipment	61,013	69,333
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	11.05%	4/9/2029	Services: Business	59,829	230,769
Community Brands	Senior Secured Revolving Loan	S+	5.50%	10.80%	2/24/2028	Banking, Finance, Insurance & Real Estate	58,824	58,824
CIRCOR	Senior Secured Revolving Credit Loan	S+	6.00%	11.30%	10/18/2029	Capital Equipment	57,545	57,545
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	11.55%	3/30/2029	Services: Business	56,838	56,838
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	6.75%	12.05%	5/2/2029	Services: Business	49,020	49,020
Blue Cloud	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.55%	1/21/2028	Healthcare & Pharmaceuticals	30,000	114,000
Alliance Environmental Group	Senior Secured Revolving Loan	S+	0.00%	5.30%	12/30/2027	Environmental Industries	24,834	24,834
Ned Stevens 2022-2	Unitranche 2023 Incremental Delayed Draw Term Loan	S+	6.50%	11.80%	11/1/2029	Services: Consumer	—	846,172
Alera	Senior Secured 2022 Delayed Draw Term Loan	S+	6.50%	11.80%	10/2/2028	Banking, Finance, Insurance & Real Estate	—	340,000
Accolite	Senior Secured Initial DDTL Loan	S+	5.75%	11.05%	4/10/2029	Services: Business	—	250,000
Community Brands	Senior Secured Delayed Draw Term Loan Retired 02/23/2024	S+	5.50%	10.80%	2/24/2028	Banking, Finance, Insurance & Real Estate	—	117,647
CPS	Senior Secured Revolving Credit Loan	S+	5.25%	10.55%	6/1/2028	Healthcare & Pharmaceuticals	—	59,988
Omni Logistics	Senior Secured Revolving Credit Loan (First Lien) Retired 01/25/2024	S+	5.00%	10.30%	12/30/2025	Transportation: Cargo	—	24,901
							$30,078,850	$27,258,654

Unfunded commitments represent all amounts unfunded as of March 31, 2024 and December 31, 2023. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Per Share Data:
Net asset value, beginning of period	$9.19	$9.24
Net investment income(a)	0.20	0.19
Net realized gain (loss) on investments and change in unrealized appreciation (depreciation) on investments(a)(b)	(0.02)	(0.02)
Net increase in net assets resulting from operations	$0.18	$0.17
Net asset value at end of period	$9.37	$9.41
Total return(c)	1.96%	1.84%
Shares of common stock outstanding at end of period	44,518,989	44,753,084

Statement of Assets and Liabilities Data:
Net assets at end of period	$417,250,312	$421,319,813
Average net assets(d)	412,355,887	424,072,674

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized(e)	2.79%	2.84%
Ratio of net expenses to average net assets - annualized(f)	1.57%	1.62%
Ratio of net investment income to average net assets - annualized	8.85%	8.07%
Portfolio turnover(g)	3.11%	2.09%
(a)	Based on weighted average basic per share of Common Stock data.
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

Note 12. Subsequent Events

Subsequent to March 31, 2024 through May 14, 2024, the Company invested $6,849,104 at cost in 27 different portfolio companies. On April 15, 2024, the Company issued a Tender Offer to repurchase $30.0 million worth of Common Stock from the Stockholder. The Offer was accepted on May 10, 2024.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of March 31, 2024, was approximately $376,257,907 and held in 209 portfolio companies as of March 31, 2024. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2023, was approximately $387,194,568, and we held investments in 211 portfolio companies as of December 31, 2023.

During the three months ended March 31, 2024, we invested in 29 new syndicated investments for a combined $16,981,064 and in existing investments for a combined $6,464,271. We also received $21,421,870 in repayments from investments and $12,284,058 from investments sold during the three months ended March 31, 2024. During the three months ended March 31, 2023, we invested in 7 new syndicated investments for a combined $6,486,826 and in existing investments for a combined $1,889,911. We also received $20,751,034 in repayments from investments and $9,262,833 from investments sold during the three months ended March 31, 2023.

In addition, for the three months ended March 31, 2024, we had a change in unrealized depreciation of approximately $592,485 and realized losses of $315,847. For the three months ended March 31, 2023, we had a change in unrealized depreciation of approximately $556,727 and realized losses of $43,997.

Our investment activity for the three months ended March 31, 2024 and 2023, is presented below:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning investment portfolio, at fair value	$387,194,568	$420,828,658
Investments in new portfolio investments	16,981,064	6,486,826
Investments in existing portfolio investments	6,464,271	1,889,911
Principal repayments	(21,421,870)	(20,751,034)
Proceeds from investments sold	(12,284,058)	(9,262,833)
Change in premiums, discounts and amortization	232,264	253,136
Net change in unrealized depreciation on investments	(592,485)	(556,727)
Realized loss on investments	(315,847)	(43,997)
Ending portfolio investment activity, at fair value	$376,257,907	$398,843,940
Number of portfolio investments	250	244
Average investment amount, at cost	$1,520,509	$1,665,053
Percentage of investments at floating rates	100.00%	99.18%

As of March 31, 2024 and December 31, 2023, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2024 through May 14, 2024, the Company invested $6,849,104 at cost in 27 different portfolio companies. On April 15, 2024, the Company issued a Tender Offer to repurchase $30.0 million worth of Common Stock from the Stockholder. The Offer was accepted on May 10, 2024.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three months ended March 31, 2024 and 2023 is presented in the table below.

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Total interest income from non-controlled/non-affiliated investments	$10,584,397	$10,011,292
Total other interest income	85,860	64,550
Total other income	9,145	62,635
Total investment income	$10,679,402	$10,138,477

Total investment income for the three months ended March 31, 2024 increased to $10,679,402 from $10,138,477 for the three months ended March 31, 2023, and was primarily driven by an increase in interest rate spreads over the period. As of March 31, 2024 and 2023, the size of our debt portfolio was $374,591,268 and $402,971,119 at amortized cost, respectively, with total debt principal amount outstanding of $379,566,089 and $407,505,625, respectively.

Expenses

Total expenses net of waivers for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Base management fee(a)	$1,033,988	$1,108,854
Incentive fee(a)	1,444,313	1,333,105
Interest expense(b)	—	227,652
Professional fees	139,284	98,636
Directors' fees	69,000	63,750
Administrative fee(a)	66,250	66,250
Other expenses	104,687	74,766
Total expenses	2,857,522	2,973,013
Base management fee waivers(a)	(361,896)	(388,099)
Incentive fee waivers(a)	(890,590)	(889,296)
Total expenses, net of waivers	$1,605,036	$1,695,618

(a)Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

(b)Refer to Note 8-Borrowing within the financial statements for a description of the relevant expenses.

The increase in base management fees before waivers for the three months ended March 31, 2024 in comparison to the three months ended March 31, 2023 was driven by our decreasing average gross assets balance. For the three months ended March 31, 2024 and 2023, we accrued gross base management fees before waivers of $1,033,988 and $1,108,854, respectively. Offsetting those fees, we recognized base management fee waivers of $361,896 and $388,099 for three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, we accrued incentive fees related to net investment income before waivers of $1,444,313 and $1,333,105, respectively. Offsetting those fees, we recognized incentive fee waivers of $890,590 and $889,296, respectively. Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2024 and 2023. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2024 and 2023, we incurred professional fees of $139,284 and $98,636, respectively, related to audit fees, tax fees, and legal fees. During the three months ended March 31, 2024 and 2023, we incurred expenses related to fees paid to our independent directors of $69,000 and $63,750 for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024 and 2023, we incurred interest expense of $0 and $227,652, respectively, in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

For the three months ended March 31, 2024, we recognized $315,847 in net realized losses. For the three months ended March 31, 2023, we recognized $43,997 in net realized losses.

Net change in unrealized depreciation on investments for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended
Type	March 31, 2024	March 31, 2023
First Lien Debt	$770,105	$(589,260)
Unitranche Debt	(1,013,730)	72,983
Second Lien Debt	(624,526)	(215,724)
Equity and Preferred Shares	275,666	175,274
Net change in unrealized depreciation on investments	$(592,485)	$(556,727)

Net change in unrealized depreciation on investments during the three months ended March 31, 2024 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three months ended March 31, 2023 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of March 31, 2024 and December 31, 2023, we had cash of $45,997,315 and $20,940,279, respectively.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $25,057,036. The primary operating activities during this period were investments in portfolio companies. The Company invested $16,981,064 in new portfolio investments and $6,486,826 in existing portfolio investments during the three months ended March 31, 2024. This was offset by repayments of bank loans and sales of investments of $21,421,870 and $12,284,058, respectively. Net cash provided by operating activities for the three months ended March 31, 2023 was $35,815,808. The primary operating activities during this period were investments in portfolio companies. The Company invested $6,486,826 in new portfolio investments and $1,889,911 in existing portfolio investments during the three months ended March 31, 2023. This was offset by repayments of bank loans and sales of investments of $20,751,034 and $9,262,833, respectively.

As of March 31, 2024, we had 92 investments with unfunded commitments of $30,078,850. As of December 31, 2023, we had 84 investments with unfunded commitments of $27,258,654. We believe that, as of both March 31, 2024 and December 31, 2023, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning investment portfolio	$387,194,568	$420,828,658
Investments in new portfolio investments	16,981,064	6,486,826
Investments in existing portfolio investments	6,464,271	1,889,911
Principal repayments	(21,421,870)	(20,751,034)
Proceeds from sales of investments	(12,284,058)	(9,262,833)
Net change in unrealized depreciation on investments	(592,485)	(556,727)
Net realized loss on investments	(315,847)	(43,997)
Net change in premiums, discounts and amortization	232,264	253,136
Investment Portfolio, at Fair Value	$376,257,907	$398,843,940

Financing Activities

Net cash used in our financing activities for the three months ended March 31, 2024 was $0. Net cash used in our financing activities for the three months ended March 31, 2023 was $19,454,549, which consisted of $15,000,000 in repurchases of 1,623,377 shares to our stockholders in connection with the Tender Offer during the period and $4,454,549 in connection with repayments of our short-term borrowings during the period.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	May 25, 2024

As of March 31, 2024, there were $37,000,000 remaining unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of March 31, 2024 and December 31, 2023, were 44,518,989 and 44,518,989, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We did not declare or pay distributions for the three months ended March 31, 2024 and 2023.

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

Related Party Fees

For the three months ended March 31, 2024 and 2023, we recorded base management fees of $1,033,988 and $1,108,854, respectively. Offsetting these fees were waivers to the base management fees of $361,896 and $388,099, respectively, as set forth within the accompanying statements of operations.

For the three months ended March 31, 2024 and 2023, we recorded incentive fees of $1,444,313 and $1,333,105, respectively. Offsetting these waivers to the incentive fees of $890,590 and $889,296, respectively, as set forth within the accompanying statements of operations.

For both of the three months ended March 31, 2024 and 2023, we recorded administrative fees of $66,250, respectively, as set forth within the accompanying statements of operations.

Fees due to related parties as of March 31, 2024 and December 31, 2023 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2024	December 31, 2023
Net base management fee due to Adviser	$1,359,267	$687,175
Net incentive fee due to Adviser	1,150,480	596,757
Total fees due to Adviser, net of waivers	2,509,747	1,283,932
Fee due to Administrator, net of waivers	132,500	66,250
Total Related Party Fees Due	$2,642,247	$1,350,182

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2024, we had 92 investments with unfunded commitments of $30,078,850. As of December 31, 2023, we had 84 investments with unfunded commitments of $27,258,654. We believe that, as of March 31, 2024 and December 31, 2023, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Increase (decrease) in
Change in interest rates	investment income
Up 300 basis points	11,386,982
Up 200 basis points	7,591,322
Up 100 basis points	3,795,661
Down 100 basis points	(3,795,661)
Down 200 basis points	(7,591,322)
Down 300 basis points	(11,386,982)

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

101	XBRL Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: May 14, 2024	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 14, 2024	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer