Form 10-Q
period 2024-06-30
Audax Credit BDC Inc.
filed 2024-08-13
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 814-01154

AUDAX CREDIT BDC INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-3039124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 PARK AVENUE
NEW YORK, NEW YORK	10022
(Address of principal executive office)	(Zip Code)

(212) 703-2700

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

The registrant had 45,266,061 shares of common stock, par value $0.001 per share, outstanding as of August 13, 2024.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

June 30, 2024 and December 31, 2023

(Expressed in U.S. Dollars)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $388,369,643 and $390,471,358, respectively)	$382,936,269	$387,194,568
Cash and cash equivalents	37,692,055	20,940,279
Interest receivable	3,411,512	2,502,835
Receivable from investments sold	—	2,801,365
Receivable from bank loan repayment	299,380	25,710
Other assets	120,000	—
Total Assets	$424,459,216	$413,464,757

Liabilities
Payable for investments purchased	$9,254,494	$2,455,000
Fees due to investment advisor, net of waivers(a)	1,194,689	1,283,932
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	395,496	575,297
Total Liabilities	$10,910,929	$4,380,479
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 45,266,061 and 44,518,989 shares issued and outstanding, respectively	$45,266	$44,519
Capital in excess of par value	427,275,493	420,442,206
Total distributable loss	(13,772,472)	(11,402,447)
Total Net Assets	$413,548,287	$409,084,278

Net Asset Value per Share of Common Stock at End of Period	$9.14	$9.19

Shares Outstanding	45,266,061	44,518,989
(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment Income
Interest income
Non-Control/Non-Affiliate	$10,360,776	$10,560,582	$20,945,171	$20,571,873
Other	156,767	61,029	242,627	125,578
Total interest income	10,517,543	10,621,611	21,187,798	20,697,451
Other income
Non-Control/Non-Affiliate	34,807	8,618	43,952	71,253
Total income	10,552,350	10,630,229	21,231,750	20,768,704

Expenses
Base management fee(a)	$1,063,358	$1,083,977	$2,097,346	$2,192,831
Incentive fee(a)	1,405,539	1,414,286	2,849,851	2,747,391
Interest expense(b)	—	191,028	—	418,681
Professional fees	216,642	113,271	355,927	211,907
Directors’ fees	78,000	63,750	147,000	127,500
Administrative fee(a)	66,250	66,250	132,500	132,500
Other expenses	130,740	63,468	235,425	138,234
Expenses before waivers from investment adviser and administrator	2,960,529	2,996,030	5,818,049	5,969,044
Base management fee waivers(a)	(372,175)	(379,392)	(734,071)	(767,491)
Incentive fee waivers(a)	(902,033)	(888,767)	(1,792,623)	(1,778,063)
Total expenses, net of waivers	1,686,321	1,727,871	3,291,355	3,423,490
Net Investment Income	8,866,029	8,902,358	17,940,395	17,345,214

Realized and Unrealized (Loss) Gain on Investments
Net realized gain (loss) on investments	102,406	(113,252)	(213,441)	(157,246)
Net change in unrealized depreciation on investments	(1,564,099)	(1,244,159)	(2,156,584)	(1,800,886)
Net realized and unrealized loss on investments	(1,461,693)	(1,357,411)	(2,370,025)	(1,958,132)

Net Increase in Net Assets Resulting from Operations	$7,404,336	$7,544,947	$15,570,370	$15,387,082

Basic and Diluted per Share of Common Stock:
Net investment income	$0.19	$0.20	$0.40	$0.39
Net increase in net assets resulting from operations	$0.16	$0.17	$0.34	$0.35

Weighted average shares of common stock outstanding basic and diluted	46,247,677	43,561,927	45,383,333	44,486,065
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Operations
Net investment income	$17,940,395	$17,345,214
Net realized loss on investments	(213,441)	(157,246)
Net change in unrealized depreciation on investments	(2,156,584)	(1,800,886)
Net increase in net assets resulting from operations	15,570,370	15,387,082

Distributions:
Distributions of ordinary income to common stockholders(a)	(17,940,395)	(17,345,214)
Return of capital to common stockholders(a)	(166,027)	(349,990)
Total distributions	(18,106,422)	(17,695,204)

Capital Share Transactions:
Issuance of common stock	37,000,000	—
Repurchases of common stock(a)	(30,000,000)	(30,000,000)
Reinvestment of common stock	61	58
Net decrease in net assets from capital share transactions	7,000,061	(29,999,942)

Net Increase (Decrease) in Net Assets	4,464,009	(32,308,064)
Net Assets, Beginning of Period	409,084,278	428,477,678
Net Assets, End of Period	$413,548,287	$396,169,614
(a)	Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,570,370	$15,387,082
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net realized loss on investments	213,441	157,246
Net change in unrealized depreciation on investments	2,156,584	1,800,886
Accretion of original issue discount interest and payment-in-kind interest	(624,432)	(471,053)
Decrease in receivable from investments sold	2,801,365	2,504,501
(Increase) decrease in interest receivable	(908,677)	137,216
Increase in receivable from bank loan repayment	(273,670)	(5,054)
Increase in other assets	(120,000)	(112,500)
(Decrease) in accrued expenses and other liabilities	(179,801)	(377,553)
(Decrease) increase in fees due to investment advisor(a)	(89,243)	92,795
Increase in payable for investments purchased	6,799,494	3,647,234

Investment activity:
Investments purchased	(59,133,001)	(24,046,897)
Proceeds from investments sold	12,461,995	30,203,132
Repayment of bank loans	49,183,712	22,522,185
Total investment activity	2,512,706	28,678,420

Net cash provided by operating activities	27,858,137	51,439,220

Cash flows from financing activities:
Issuance of shares of common stock	37,000,000	—
Repurchases of shares of common stock	(30,000,000)	(30,000,000)
Distributions paid to common stockholders	(18,106,361)	(17,695,146)
Repayments of short-term borrowings(b)	—	(5,783,740)

Net cash used in financing activities	(11,106,361)	(53,478,886)

Net increase (decrease) in cash and cash equivalents	16,751,776	(2,039,666)

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	20,940,279	15,923,163

Cash and cash equivalents, end of period	$37,692,055	$13,883,497

Supplemental cash flow information
Interest paid on short-term financing	$—	$527,226

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$61	$58
Payment-in-kind (“PIK”) interest income	$207,149	$121,564
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (99.1%) (g) (h) (i):

Services: Business
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.07%	12/7/2021	12/15/2028	$4,398,750	$4,368,714	$4,401,492
Vortex	(j)	Unitranche Initial Term Loan	S+	6.00%	11.32%	9/1/2023	9/4/2029	4,212,189	4,140,125	4,212,189
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	5.75%	11.07%	12/7/2022	12/7/2028	4,136,895	4,046,050	4,136,895
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	11.32%	12/16/2021	1/20/2028	4,141,119	4,094,272	4,094,862
CoAdvantage	(k)	Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	10.82%	8/2/2023	8/2/2029	3,821,125	3,821,125	3,846,918
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	11.07%	3/25/2022	4/9/2029	3,749,073	3,699,254	3,627,229
Amplix		Unitranche First Amendment Term Loan	S+	6.25%	11.57%	10/19/2023	10/18/2029	3,484,011	3,390,478	3,484,011
Golden Source	(j)	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.57%	3/25/2022	5/12/2028	3,395,074	3,326,028	3,395,074
Eliassen		Unitranche Initial Term Loan	S+	5.50%	10.82%	3/31/2022	4/14/2028	3,432,694	3,390,870	3,381,204
Kept Companies		Senior Secured Term Loan (2024)	S+	5.25%	10.57%	4/30/2024	4/30/2029	3,080,044	3,026,524	3,056,944
CoolSys	(k)	Senior Secured Closing Date Initial Term Loan	S+	4.75%	10.07%	8/4/2021	8/11/2028	2,986,075	2,965,850	2,953,736
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	11.07%	12/10/2021	11/30/2027	2,949,102	2,927,627	2,926,984
Veregy	(k)	Senior Secured Initial Term Loan	S+	6.00%	11.32%	11/2/2020	11/3/2027	2,427,071	2,395,771	2,428,155
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	9.07%	3/6/2020	4/9/2027	2,400,000	2,390,490	2,401,776
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.82%	12/9/2021	12/15/2028	1,955,000	1,941,705	1,953,534
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	11.07%	6/6/2022	6/15/2028	1,915,795	1,886,564	1,915,795
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	11.82%	12/23/2022	1/20/2028	1,832,782	1,788,083	1,832,782
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.00%	10.32%	9/16/2022	3/12/2027	1,746,979	1,706,446	1,746,979
Paradigm Outcomes	(k)	Senior Secured Initial Term Loan	S+	4.25%	9.57%	4/2/2024	5/6/2031	1,500,000	1,492,500	1,506,683
Vistage		Senior Secured Initial Term Loan	S+	4.75%	10.07%	7/18/2022	7/13/2029	1,479,968	1,456,680	1,472,569
Insight Global		Unitranche Closing Date Term Loan	S+	6.00%	11.32%	9/22/2021	9/22/2028	1,458,750	1,438,262	1,447,809
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.00%	9.32%	1/19/2022	12/29/2028	1,441,964	1,439,410	1,440,162
Heartland		Senior Secured Initial Term Loan	S+	5.75%	11.07%	12/1/2023	12/12/2029	1,070,315	1,048,687	1,062,288
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	11.57%	3/31/2023	3/30/2029	1,060,622	1,031,420	1,057,970
Colibri	(k)	Senior Secured First Amendment Incremental Term Loan	S+	5.00%	10.32%	11/9/2023	3/12/2029	995,000	972,139	1,000,079
TRC Companies	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.07%	11/19/2021	12/8/2028	977,502	974,202	980,801
eResearch	(k)	Senior Secured Tranche B-1 Term Loan (First Lien)	S+	4.00%	9.32%	12/1/2020	2/4/2027	964,830	964,830	970,687
WIRB-Copernicus Group	(k)	Senior Secured 2024 Refinancing Term Loan	S+	3.50%	8.82%	12/13/2019	1/8/2027	960,000	956,160	961,800
Secretariat International		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.07%	12/16/2021	12/29/2028	960,947	957,494	956,143
trustaff	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.07%	12/9/2021	3/6/2028	972,362	970,794	883,332
Divisions Maintenance Group		Senior Secured Term B Loan	S+	4.75%	10.07%	5/21/2021	5/27/2028	900,788	895,204	882,772
Diversified		Senior Secured Initial Term Loan	S+	6.25%	11.57%	4/19/2019	3/20/2026	854,937	848,430	844,250
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	10.57%	10/20/2023	10/31/2030	842,888	829,918	842,888
Ahead	(k)	Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.25%	9.57%	2/1/2024	2/1/2031	500,000	498,790	502,268
HireRight	(k)	Senior Secured 2023 Incremental Term Loan (First Lien)	S+	4.00%	9.32%	3/25/2024	9/27/2030	498,744	493,922	497,746
S&P Engineering Solutions		Senior Secured Initial Term Loan	S+	6.75%	12.07%	3/31/2023	5/2/2030	496,250	483,500	496,250
Service Logic		Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.00%	9.32%	2/8/2024	10/29/2027	497,429	497,537	491,211
System One		Senior Secured 2024 Refinancing Term Loan	S+	3.75%	9.07%	1/28/2021	3/2/2028	485,000	483,637	478,938
Golden Source	(j)	Senior Secured Revolving Loan	S+	5.25%	10.57%	8/22/2022	5/12/2028	422,535	413,146	422,535
Vensure Employer Services	(k)	Senior Secured 2023 Delayed Draw Term B Loan	S+	5.25%	10.57%	12/7/2023	4/1/2027	337,639	336,394	337,639
OSG Billing Services		Senior Secured Last-Out Term Loan	S+	6.25%	11.57%	11/30/2023	11/30/2028	312,562	312,562	310,217
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	5.75%	11.07%	12/7/2022	12/7/2028	287,619	270,476	287,619
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	11.07%	3/25/2022	4/9/2029	230,769	226,731	223,269
OSG Billing Services		Senior Secured First-Out Term Loan	S+	8.00%	13.32%	11/30/2023	5/30/2028	219,341	209,666	217,696
Vortex	(j)	Senior Secured Revolving Loan	S+	6.00%	11.32%	9/1/2023	9/4/2029	72,783	38,267	72,783
Heartland		Senior Secured Revolving Credit Loan	S+	5.75%	11.07%	12/1/2023	12/12/2029	51,724	47,586	51,336
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	11.07%	6/6/2022	12/15/2028	45,455	40,909	45,455
VC3	(j)	Senior Secured Revolving Credit	S+	5.00%	10.32%	7/21/2022	3/12/2027	30,769	28,077	30,769
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	6.75%	12.07%	3/31/2023	5/2/2029	—	(1,471)	—
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	11.57%	3/31/2023	3/30/2029	—	(2,131)	—
Kept Companies		Senior Secured Revolver	S+	5.25%	10.57%	4/30/2024	4/30/2029	—	(7,131)	—
Amplix		Senior Secured Revolving Credit Loan	S+	6.25%	11.57%	10/19/2023	10/18/2029	—	(8,242)	—
									75,944,331	76,572,523

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (99.1%) (g) (h) (i) (Continued):

Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	6.00%		11.32%	9/22/2021	9/30/2027	$4,873,401	$4,820,411	$4,857,333
Minds + Assembly	(j)	Unitranche Initial Term Loan	S+	5.75%		11.07%	5/3/2023	5/3/2029	4,058,385	3,964,632	4,058,385
Radiology Partners	(k)	Senior Secured Term B Loan	S+	3.50%, 1.50	% PIK	8.82%	6/28/2018	1/31/2029	3,742,195	3,817,315	3,558,827
OrthoNebraska	(j)	Unitranche Term Loan	S+	6.50%		11.82%	7/31/2023	7/31/2028	3,360,476	3,259,221	3,360,476
PharMedQuest	(j)	Unitranche Term A Loan	S+	5.50%		10.82%	11/6/2019	11/6/2025	3,265,898	3,267,508	3,265,898
InterMed	(j)	Unitranche Initial Term Loan	S+	6.50%		11.82%	12/22/2022	12/24/2029	2,993,521	2,921,340	2,961,503
RevHealth	(j)	Unitranche Initial Term Loan	S+	5.75%		11.07%	7/22/2022	7/21/2028	4,205,908	4,143,119	2,946,067
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%		11.07%	5/27/2022	6/13/2029	2,493,585	2,440,708	2,244,227
InHealth Medical Alliance	(o)	Unitranche Initial Term Loan	S+	7.00	% PIK	5.32%	6/25/2021	6/28/2028	3,594,124	3,571,822	2,012,710
TEAM Services	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	5.25%		10.57%	6/28/2024	12/20/2027	2,000,000	1,960,000	1,960,000
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.82%	7/2/2021	7/3/2028	1,946,047	1,938,590	1,882,800
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+	5.00%		10.32%	7/13/2021	12/30/2027	1,825,622	1,814,017	1,821,058
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.32%	5/12/2021	5/18/2028	1,834,959	1,829,022	1,802,847
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+	4.25%		9.57%	10/24/2019	11/20/2026	1,921,813	1,920,164	1,749,532
Blue Cloud		Senior Secured Closing Date Term Loan	S+	5.00%		10.32%	12/13/2021	1/21/2028	1,675,150	1,658,553	1,658,399
U.S. Foot and Ankle Specialists		Senior Secured Term Loan	S+	5.50%		10.82%	4/17/2024	9/15/2026	1,593,750	1,571,156	1,581,797
Mission Vet Partners	(k)	Senior Secured 2024 New Term Loan	S+	3.75%		9.07%	6/11/2024	4/27/2028	1,462,500	1,452,409	1,465,242
Forefront	(k)	Senior Secured Term B-1 Loan	S+	5.50%		10.82%	12/14/2023	3/30/2029	1,496,250	1,464,806	1,453,547
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.25%		9.57%	12/18/2020	12/22/2027	1,455,000	1,442,800	1,451,363
nThrive	(k)	Senior Secured Initial Loan (Second Lien)	S+	6.75%		12.07%	11/19/2021	12/17/2029	2,000,000	1,980,468	1,383,340
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.82%	11/23/2020	12/22/2027	1,451,250	1,439,035	1,363,399
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%		10.32%	3/11/2022	4/23/2029	1,305,012	1,285,750	1,282,175
Micro Merchant Systems		Unitranche Initial Term Loan	S+	4.75%		10.07%	3/2/2022	12/14/2027	1,207,824	1,198,173	1,201,785
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.82%	4/1/2021	4/17/2028	1,053,689	1,047,661	1,048,420
Press Ganey	(k)	Senior Secured Initial Term Loan (2024) (First Lien)	S+	3.50%		8.82%	4/24/2024	4/30/2031	1,000,000	990,000	1,000,520
PharMedQuest		Unitranche Fifth Amendment Incremental Term Loan	S+	5.50%		10.82%	10/27/2023	11/6/2025	995,000	983,753	995,000
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	S+	8.00%		13.32%	4/1/2021	4/16/2029	1,000,000	990,158	995,000
Cirtec Medical		Senior Secured (USD) Initial Term Loan	S+	5.00%		10.32%	1/30/2023	1/30/2029	987,500	961,423	982,563
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%		11.32%	6/27/2022	6/28/2029	982,093	934,665	972,272
Wedgewood		Senior Secured Initial Term Loan	S+	4.25%		9.57%	2/24/2021	3/31/2028	972,500	966,255	961,559
MB2 Dental		Unitranche Initial Term Loan	S+	6.00%		11.32%	2/5/2024	2/13/2031	962,828	952,818	960,420
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%		9.57%	3/23/2022	3/30/2029	980,298	967,662	952,320
nThrive	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.32%	11/19/2021	12/18/2028	977,500	974,598	800,328
ImageFirst		Senior Secured 2024 Refinancing Term Loan	S+	4.25%		9.57%	4/26/2021	4/27/2028	595,643	593,814	591,176
MyEyeDr	(k)	Senior Secured Eigth Amendment Refinancing Term Loan (First Lien)	S+	4.00%		9.32%	4/15/2024	4/15/2031	514,577	514,577	515,014
Western Dental		Senior Secured Second-Out Term Loan (Tranche B)	S+	1.00%, 6.25	% PIK	6.32%	6/14/2024	8/18/2028	497,391	394,637	497,391
TEAM Services		Senior Secured Term Loan (First Lien)	S+	5.00%		10.32%	1/25/2024	12/20/2027	497,429	495,077	496,186
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.07%	4/1/2021	5/10/2028	486,250	483,146	488,227
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%		12.82%	4/11/2023	11/30/2028	493,750	465,588	482,641
AccentCare		Senior Secured Tranche B Term Loan	S+	4.00%		9.32%	6/15/2021	9/20/2028	485,063	485,063	469,298
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%		11.82%	12/22/2022	12/22/2028	464,363	442,765	459,396
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.75%		10.07%	3/22/2021	2/6/2025	377,041	376,051	367,615
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.75%		10.07%	2/27/2017	2/6/2025	321,058	321,060	313,032
UDG	(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%		9.57%	8/6/2021	8/19/2028	315,938	314,126	312,778
Solis Mammography		Senior Secured 2024 Incremental Term Loan	S+	4.50%		9.82%	3/23/2024	4/17/2028	200,000	197,170	199,000
AccentCare		Senior Secured Tranche A Term Loan	S+	5.50%		10.82%	2/5/2024	6/20/2028	119,820	116,006	115,926
Western Dental	(k)	Senior Secured First-Out Term Loan (Tranche A-1)	S+	6.50%		11.82%	6/18/2024	5/18/2028	93,735	88,379	88,379
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%		10.07%	3/11/2022	4/21/2028	67,003	63,636	65,831
MB2 Dental		Senior Secured Revolving Loan	S+	6.00%		11.32%	2/5/2024	2/13/2031	14,706	14,706	14,669
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%		11.82%	7/31/2023	7/31/2028	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan	S+	5.75%		11.07%	5/3/2023	5/3/2029	—	(18,789)	—
										70,263,300	66,467,671

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity Partners		Unitranche Initial Term Loan	S+	5.25%		10.57%	7/28/2022	7/28/2029	$4,589,606	$4,530,985	$4,589,606
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.50%		10.82%	6/13/2022	6/30/2028	4,179,909	4,098,430	4,179,909
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%		11.82%	8/31/2022	10/2/2028	3,937,833	3,873,605	3,927,989
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.07%	7/22/2021	7/31/2028	3,900,000	3,885,341	3,664,050
Ascensus	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%		8.82%	11/17/2021	8/2/2028	2,851,304	2,842,754	2,857,006
OneDigital	(k)	Senior Secured 2021 Term Loan Retired 07/02/2024	S+	4.25%		9.57%	5/8/2024	11/16/2027	2,744,885	2,741,135	2,744,885
Prime Pensions	(j)	Unitranche Initial Term Loan	S+	5.25%		10.57%	2/20/2024	2/26/2030	2,470,000	2,401,429	2,420,600
EPIC Insurance		Unitranche Closing Date Term Loan	S+	5.25%		10.57%	8/27/2021	9/29/2028	2,357,552	2,329,601	2,339,871
Kestra Financial	(k)	Senior Secured Restatement Term Loan	S+	4.00%		9.32%	3/19/2024	3/22/2031	2,000,000	1,995,106	2,009,750
Beta+		Senior Secured Initial Term Loan	S+	5.75%		11.07%	6/24/2022	7/2/2029	1,965,000	1,866,171	1,935,525
Orion	(k)	Senior Secured 2021 Refinancing Term Loan (First Lien)	S+	3.75%		9.07%	8/4/2020	9/24/2027	1,447,621	1,439,423	1,446,977
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%		11.57%	4/21/2021	4/28/2028	1,143,131	1,129,549	1,143,131
Osaic	(j)(k)	Senior Secured Term B-3 Loan	S+	4.00%		9.32%	8/16/2023	8/17/2028	1,011,142	1,002,450	1,015,506
Community Brands	(k)	Unitranche Initial Term Loan	S+	5.50%		10.82%	2/23/2022	2/24/2028	977,500	962,286	977,500
Steward Partners		Senior Secured Closing Date Term B Loan	S+	5.50%		10.82%	12/8/2023	10/14/2028	979,877	956,783	974,977
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.75%		10.07%	3/29/2022	6/1/2026	973,151	958,511	970,718
LERETA		Senior Secured Initial Term Loan	S+	5.25%		10.57%	7/27/2021	7/30/2028	972,500	965,934	923,875
Cherry Bekaert		Unitranche Amendment No. 1 Term Loan	S+	5.50%		10.82%	10/11/2023	6/30/2028	722,746	709,590	722,746
AssetMark	(k)	Senior Secured Term Loan B	S+	3.00%		8.32%	6/3/2024	6/3/2031	500,000	498,750	498,750
Integro	(m)	Senior Secured 2022 Refinancing Term Loan (First Lien)	S+	12.25	% PIK	5.32%	10/9/2015	10/30/2024	232,125	233,227	232,125
Beta+		Senior Secured Revolving Credit Loan	S+	4.50%		9.82%	6/24/2022	7/1/2027	124,330	118,114	122,465
EPIC Insurance		Senior Secured Revolving Loan	S+	5.25%		10.57%	8/27/2021	9/29/2028	29,895	29,625	29,670
Steward Partners		Senior Secured Revolving Loan	S+	5.50%		10.82%	12/20/2023	10/14/2028	—	(5,389)	—
Prime Pensions	(j)	Senior Secured Revolving Credit	S+	5.25%		10.57%	2/20/2024	2/26/2030	—	(7,619)	—
										39,555,791	39,727,631

Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%		11.07%	3/25/2022	3/31/2028	3,920,000	3,865,497	3,890,600
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%		9.32%	12/12/2018	12/15/2025	3,782,925	3,765,328	3,694,423
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.07%	3/17/2021	3/31/2028	3,635,690	3,633,968	3,640,689
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.25%		11.07%	6/15/2022	8/12/2029	2,925,022	2,964,066	2,895,772
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%		11.32%	9/30/2022	7/29/2029	2,298,333	2,248,153	2,246,621
Shaw		Senior Secured Initial Senior Term Facility	S+	6.00%		11.32%	9/30/2023	8/28/2029	1,782,766	1,748,606	1,764,938
Radwell		Unitranche Initial Term Loan	S+	5.50%		10.82%	3/11/2022	4/1/2029	1,609,741	1,591,447	1,597,668
Hobbs & Associates		Senior Secured Third Amendment Term Loan	S+	5.00%		10.32%	3/15/2024	4/11/2029	1,413,333	1,391,824	1,413,333
MW Industries		Senior Secured Initial Term Loan	S+	7.00%		12.32%	3/31/2023	3/31/2030	945,910	921,718	936,451
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%		11.32%	5/26/2022	5/31/2029	982,500	923,612	884,250
TriMark		Senior Secured Initial Tranche B Loan	S+	5.25	% PIK	5.32%	1/16/2024	6/30/2029	635,399	635,399	542,869
Ohio Transmission		Unitranche Term Loan	S+	5.50%		10.82%	12/12/2023	12/19/2030	527,007	515,124	524,372
Chromalloy	(k)	Senior Secured Term Loan	S+	3.75%		9.07%	3/22/2024	3/27/2031	500,000	495,062	502,125
Associated Springs		Senior Secured Initial Term Loan	S+	6.00%		11.32%	3/7/2024	4/4/2030	500,000	487,800	500,000
CIRCOR		Senior Secured Initial Term Loan	S+	6.00%		11.32%	9/30/2023	10/18/2030	498,750	489,559	498,750
Bad Boy Mowers		Senior Secured Initial Term Loan (First Lien)	S+	6.00%		11.32%	11/29/2023	11/9/2029	497,500	485,913	492,525
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.75%		9.07%	3/5/2020	5/19/2028	480,114	480,114	482,627
Infinite Electronics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.07%	2/24/2021	3/2/2028	485,113	484,439	466,618
Pegasus		Senior Secured Initial Term Loan	S+	5.25%		10.57%	1/24/2024	1/19/2031	386,250	379,596	383,353
SPX Flow	(k)	Senior Secured Term Loan Retired 06/06/2024	S+	4.50%		9.82%	3/18/2022	4/5/2029	348,750	337,533	351,163
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%		11.32%	8/11/2022	7/29/2028	48,991	38,586	47,889
Radwell		Senior Secured Revolving Loan	S+	5.50%		10.82%	3/11/2022	4/1/2029	18,666	17,466	18,526
Ohio Transmission		Senior Secured Revolving Facility	S+	5.50%		10.82%	12/19/2023	12/19/2029	—	(693)	—
CIRCOR		Senior Secured Revolving Credit Loan	S+	6.00%		11.32%	10/20/2023	10/18/2029	—	(1,151)	—
Associated Springs		Senior Secured Revolving Loan	S+	6.00%		11.32%	3/7/2024	4/4/2030	—	(1,888)	—
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%		11.07%	3/25/2022	3/31/2028	—	(2,954)	—
										27,894,124	27,775,562

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	11.32%	12/10/2021	12/23/2026	$6,319,550	$6,237,227	$6,319,550
Brook & Whittle	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.32%	12/9/2021	12/14/2028	3,083,865	3,065,628	2,832,021
Anchor Packaging	(k)	Senior Secured Amendment No.4 Term Loan (First Lien)	S+	3.75%	9.07%	7/17/2019	7/18/2029	2,458,481	2,447,641	2,463,312
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	5.00%	10.32%	12/15/2021	12/16/2028	2,020,504	2,005,527	2,010,401
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	9.57%	7/2/2021	7/7/2028	1,832,753	1,826,793	1,804,602
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	8.57%	1/29/2021	3/3/2028	1,782,813	1,777,260	1,782,260
Tekni-Plex	(k)	Senior Secured Tranche B-6 Initial Term Loan	S+	4.00%	9.32%	3/27/2024	9/15/2028	1,614,081	1,612,350	1,618,455
Technimark		Senior Secured Term Loan B	S+	3.50%	8.82%	6/30/2021	4/14/2031	1,458,750	1,454,186	1,444,163
Intertape Polymer	(k) (n)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.07%	6/15/2022	6/28/2028	1,382,162	1,334,480	1,306,143
Transcendia		Unitranche Term Loan (2024)	S+	6.50%	11.82%	5/23/2024	11/23/2029	1,000,000	980,000	992,500
Novolex	(k)	Senior Secured Term B Loan (First Lien)	S+	3.68%	9.00%	3/30/2022	4/13/2029	980,000	960,403	983,366
Lacerta		Senior Secured Term Loan	S+	5.50%	10.82%	2/8/2021	12/30/2026	965,000	959,514	940,875
Applied Adhesives		Senior Secured Term A Loan	S+	4.75%	10.07%	3/12/2021	3/12/2027	612,122	608,823	607,531
SupplyOne	(k)	Senior Secured Term B Loan	S+	4.25%	9.57%	3/27/2024	4/19/2031	498,750	493,809	500,154
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	11.57%	7/18/2023	7/19/2029	497,500	482,218	486,306
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.57%	4/27/2022	5/5/2029	491,250	485,858	483,881
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	10.57%	11/29/2021	12/1/2027	456,250	453,129	441,422
Applied Adhesives		Senior Secured Revolving Loan	S+	4.75%	10.07%	3/12/2021	3/12/2027	—	(616)	—
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	11.57%	7/18/2023	7/19/2028	—	(3,233)	—

High Tech Industries
Ivanti Software		Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+	4.25%	9.57%	11/20/2020	12/1/2027	2,917,838	2,891,170	2,586,510
Planview	(k)	Senior Secured 2024-A Incremental Term Loan (First Lien)	S+	3.75%	9.07%	12/11/2020	12/17/2027	2,572,465	2,556,258	2,573,532
Idera	(k)	Senior Secured Term B-1 Loan (First Lien)	S+	3.50%	8.82%	6/27/2017	3/2/2028	2,540,390	2,540,556	2,526,101
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.25%	9.57%	3/19/2021	4/24/2028	2,431,250	2,423,105	2,397,820
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%	12.32%	5/17/2022	8/15/2030	2,000,000	1,946,930	1,955,000
Intermedia		Unitranche 2024 Refinancing Term Loan (First Lien)	S+	5.25%	10.57%	4/4/2024	4/4/2029	1,895,000	1,895,000	1,895,000
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%	9.32%	12/19/2019	11/19/2026	1,939,345	1,935,693	1,751,471
Xplor Technologies	(k)	Senior Secured Initial Term Loan	S+	4.25%	9.57%	6/14/2024	6/24/2031	1,500,000	1,492,500	1,492,500
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	10.57%	12/16/2021	12/21/2028	1,466,250	1,456,093	1,455,253
SmartBear	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.57%	11/20/2020	3/3/2028	970,000	964,163	973,637
ORBCOMM	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	9.57%	6/17/2021	9/1/2028	972,500	969,209	848,020
Aptean		Unitranche Initial Term Loan	S+	5.25%	10.57%	1/1/2024	1/30/2031	504,398	499,116	501,876
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.82%	5/17/2022	8/15/2029	492,500	480,980	492,286
Cloudera		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.07%	8/10/2021	10/8/2028	488,750	485,520	486,306
insightsoftware		Senior Secured Seventh Suplemental DDTL	S+	5.25%	10.57%	3/26/2024	5/25/2028	26,633	25,350	26,434
insightsoftware		Senior Secured Revolving Loan	S+	5.25%	10.57%	3/26/2024	5/25/2028	17,460	16,806	17,329
									22,578,449	21,979,075
									27,180,997	27,016,942

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.50%		11.82%	11/1/2022	11/1/2029	$4,338,254	$4,232,899	$4,338,254
A Place For Mom		Senior Secured Term Loan	S+	4.50%		9.82%	7/28/2017	2/10/2026	2,167,490	2,167,551	2,156,652
Apex Service Partners		Unitranche Term Loan	S+	5.00%, 2.00	% PIK	10.32%	10/16/2023	10/24/2030	2,142,700	2,121,694	2,131,987
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%		13.07%	12/10/2021	12/16/2029	2,000,000	1,974,232	1,980,000
Taxwell	(k)	Senior Secured Initial Term Loan	S+	4.25%		9.57%	6/17/2024	6/30/2031	2,000,000	1,980,000	1,980,000
Smart Start		Senior Secured Term B Loan (First Lien)	S+	4.50%		9.82%	12/10/2021	12/16/2028	1,950,000	1,942,798	1,930,500
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.00%		9.32%	12/10/2021	12/15/2028	1,470,000	1,459,870	1,462,650
Crash Champions	(k)	Senior Secured Initial Term Loan	S+	4.75%		10.07%	2/7/2024	2/23/2029	1,000,000	997,609	1,005,415
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		9.07%	8/19/2021	8/31/2028	975,000	967,663	962,813
Spring Education	(k)	Senior Secured Initial Term Loan	S+	4.50%		9.82%	10/5/2023	10/4/2030	945,250	945,250	951,059
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	5.75%		11.07%	10/25/2023	1/9/2029	725,382	711,952	719,942
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	S+	5.50%		10.82%	5/4/2018	5/9/2025	571,939	571,024	549,061
Rover		Senior Secured Initial Term Loan	S+	4.75%		10.07%	2/16/2024	2/27/2031	500,000	492,734	496,250
All My Sons	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%		10.07%	6/4/2024	10/25/2028	498,640	491,140	491,160
Ned Stevens 2022-2		Unitranche 2023 Incremental Delayed Draw Term Loan	S+	5.75%		11.07%	1/18/2024	11/1/2029	341,515	341,515	341,515
Apex Service Partners		Senior Secured Revolving Credit Loan	S+	4.50%, 2.00	% PIK	9.82%	10/16/2023	10/24/2029	65,271	63,810	64,945
Rover		Senior Secured Revolving Loan	S+	4.75%		10.07%	2/16/2024	2/27/2031	—	(2,250)	—
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.50%		11.82%	11/1/2022	11/1/2028	—	(10,154)	—
										21,449,337	21,562,203

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%		9.57%	8/6/2021	8/19/2028	3,388,767	3,363,718	3,295,576
Kenco	(k)	Senior Secured Initial Term Loan	S+	5.00%		10.32%	6/5/2024	11/15/2029	2,493,671	2,483,113	2,487,437
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%		10.07%	11/12/2020	11/12/2027	2,063,581	2,051,896	2,058,422
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%		10.07%	12/9/2021	4/6/2028	1,945,000	1,941,775	1,949,863
Worldwide Express	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%		9.57%	7/23/2021	7/26/2028	1,462,500	1,455,141	1,468,569
St. George Logistics		Senior Secured Initial Term Loan	S+	6.00%		11.32%	4/28/2022	3/24/2028	1,470,000	1,457,381	1,422,225
FLS Transportation		Senior Secured Term B Loan	S+	5.25%		10.57%	4/14/2022	12/15/2028	1,199,130	1,190,623	1,160,159
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%		10.82%	3/11/2022	12/29/2028	951,342	937,301	925,180
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%		10.57%	4/14/2022	12/17/2027	44,444	43,556	43,000
Kenco	(k)	Senior Secured Revolving Credit Loan	S+	5.00%		10.32%	6/5/2024	11/15/2029	—	(2,283)	—
										14,922,221	14,810,431

Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	6.50%		11.82%	5/26/2023	5/29/2029	4,232,897	4,123,376	4,232,897
Highline		Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.82%	10/29/2020	11/9/2027	2,770,568	2,732,257	2,739,399
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%		10.57%	6/30/2022	7/25/2029	2,089,354	1,929,941	2,030,591
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%		8.82%	7/26/2021	7/28/2028	1,940,529	1,937,322	1,945,681
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.50%		8.82%	1/20/2021	1/31/2028	1,451,250	1,451,250	1,448,906
Innovative XCessories	(k)	Senior Secured Initial Term Loan	S+	4.25%		9.57%	2/27/2020	3/5/2027	773,684	773,236	754,342
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	6.50%		11.82%	5/26/2023	5/29/2029	376,258	360,865	376,258
										13,308,247	13,528,074

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Beverage, Food & Tobacco
Dessert Holdings	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.32%	6/7/2021	6/9/2028	$2,938,835	$2,896,764	$2,799,240
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	12.57%	12/13/2021	12/14/2029	2,500,000	2,481,759	2,481,250
Purfoods	(k)	Senior Secured 2024 Term Loan	S+	5.25%	10.57%	6/24/2024	8/12/2027	2,000,000	1,980,000	1,980,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.32%	12/13/2021	12/14/2028	1,955,000	1,939,895	1,935,450
Hissho Sushi	(j)	Unitranche Term Loan	S+	5.50%	10.82%	4/7/2022	5/18/2028	1,820,000	1,792,268	1,820,000
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	9.32%	8/13/2021	8/28/2028	975,000	968,453	964,031
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	5.50%	10.82%	4/7/2022	5/18/2028	—	(667)	—
									12,058,472	11,979,971

Construction & Building
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+	6.00%	11.32%	12/22/2022	12/22/2028	2,224,356	2,166,863	2,224,356
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	10.07%	10/2/2019	11/30/2027	1,754,157	1,749,632	1,697,147
PlayPower		Senior Secured Initial Term Loan	S+	5.50%	10.82%	5/10/2019	5/8/2026	1,708,306	1,708,306	1,665,598
United Air Temp	(j) (k)	Unitranche Initial Term Loan	S+	5.50%	10.82%	2/14/2024	3/28/2030	1,124,260	1,088,354	1,101,775
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+	5.00%	10.32%	3/16/2022	12/21/2027	979,023	972,185	974,128
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.07%	2/10/2022	2/23/2029	980,000	969,660	842,391
Playcore	(k)	Senior Secured Amendment No. 3 Term Loan (First Lien)	S+	4.50%	9.82%	2/14/2024	2/20/2030	500,000	492,780	503,750
GeoStabilization		Senior Secured Initial Term Loan	S+	5.25%	10.57%	4/5/2024	12/19/2028	498,750	498,750	497,503
Cook & Boardman		Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	11.32%	5/29/2024	3/4/2030	45,455	25,455	45,114
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+	6.00%	11.32%	12/22/2022	12/22/2028	—	(8,264)	—
									9,663,721	9,551,762

Chemicals, Plastics & Rubber
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	11.07%	12/18/2020	12/22/2027	2,917,950	2,873,779	2,772,053
USALCO		Unitranche Term Loan A	S+	6.00%	11.32%	10/26/2021	10/19/2027	1,950,000	1,937,626	1,940,250
Boyd Corp	(k)	Senior Secured Initial Loan (Second Lien)	S+	6.75%	12.07%	8/16/2018	9/6/2026	2,000,000	2,000,856	1,897,500
Boyd Corp	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.82%	11/7/2018	9/6/2025	479,644	472,577	473,610
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	9.57%	12/3/2021	6/30/2028	486,189	480,494	466,741
Polytek		Senior Secured Term Loan	S+	6.75%	12.07%	12/23/2020	9/20/2024	482,675	481,904	434,407
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	11.07%	12/18/2020	12/22/2025	355,722	345,592	337,936
Mold-Rite		Senior Secured New Money Tranche A-1 Term Loan	S+	5.25%	10.57%	6/11/2024	10/4/2028	136,841	128,333	136,841
USALCO		Senior Secured Revolving Loan	S+	6.00%	11.32%	10/26/2021	10/19/2026	133,065	129,839	132,399
									8,851,000	8,591,737

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread				Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+			9.00	% PIK	5.32%	12/30/2021	12/30/2027	$4,348,551	$4,293,289	$3,716,887
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+			4.25%		9.57%	3/18/2021	3/27/2028	1,940,000	1,927,028	1,781,405
Crystal Clean	(k)	Senior Secured Initial Term Loan	S+			4.50%		9.82%	10/5/2023	10/17/2030	1,493,747	1,470,323	1,499,655
Keter Environmental Services		Unitranche Closing Date Term Loan	S+			5.00%		10.32%	11/5/2021	10/29/2027	487,500	484,405	482,625
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+			4.63%		9.95%	5/5/2022	3/27/2028	462,973	451,600	425,125
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+			9.00	% PIK	5.32%	12/30/2021	12/30/2027	225,166	218,543	192,458
Keter Environmental Services		Senior Secured Revolving Loan	S+			5.00%		10.32%	11/5/2021	10/29/2027	19,380	18,605	19,186
												8,863,793	8,117,341

Aerospace & Defense
HDT Global		Senior Secured Initial Term Loan	S+	1.00	%,	5.50	% PIK	6.32%	6/30/2021	1/7/2028	3,127,728	3,062,766	2,251,964
Whitcraft		Senior Secured Initial Term Loan	S+			6.50%		11.82%	3/31/2023	2/15/2029	1,975,000	1,909,203	1,955,250
Novaria Group	(k)	Senior Secured Initial Term Loan	S+			4.25%		9.57%	6/4/2024	6/6/2031	1,000,000	995,000	995,000
API Technologies		Senior Secured Term B-2 Loan (First Lien)	S+	1.00	%,	6.00	% PIK	6.32%	1/15/2020	5/9/2027	1,027,587	1,016,736	760,414
BlueHalo		Unitranche Initial Term Loan	S+			4.75%		10.07%	11/17/2021	10/31/2025	486,620	483,086	485,403
BlueHalo		Senior Secured Revolving Loan	S+			4.75%		10.07%	11/17/2021	10/31/2025	48,663	47,173	48,541
Whitcraft		Senior Secured Revolving Loan	S+			6.50%		11.82%	3/31/2023	2/15/2029	43,332	32,618	42,899
API Technologies		Senior Secured Term B-1 Loan (First Lien)	S+	1.00	%,	6.00	% PIK	6.32%	11/3/2023	3/25/2027	54,654	53,348	40,444
												7,599,930	6,579,915
Wholesale
GME Supply		Unitranche Initial Term Loan	S+			6.25%		11.57%	7/5/2023	7/6/2029	3,775,432	3,689,322	3,686,445
Carlisle Foodservice		Senior Secured Initial Term Loan	S+			6.00%		11.32%	9/29/2023	10/2/2030	995,000	973,980	990,025
Carlisle Foodservice		Senior Secured Revolving Loan	S+			6.00%		11.32%	9/29/2023	10/2/2029	—	(3,223)	—
GME Supply		Senior Secured Revolving Loan	S+			6.25%		11.57%	7/5/2023	7/6/2029	—	(13,831)	—
												4,646,248	4,676,470

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	7.00%	12.32%	11/21/2023	11/21/2029	$4,488,750	$4,405,277	$4,466,306
Augusta Sportswear		Senior Secured Revolving Credit Loan	S+	7.00%	12.32%	11/21/2023	11/21/2028	—	(5,565)	—

									4,399,712	4,466,306
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	6.25%	11.57%	5/23/2022	9/17/2029	1,804,889	1,771,094	1,804,889
MediaRadar		Unitranche 2023 Incremental Term Loan	S+	6.25%	11.57%	10/31/2023	9/17/2029	952,364	930,203	952,364
MediaRadar	(j)	Senior Secured Revolving Loan	S+	6.25%	11.57%	9/16/2022	9/17/2029	—	(10,168)	—
									2,691,129	2,757,253

Forest Products & Paper
Loparex		Senior Secured Tranche B USD Term Loan	S+	4.50%	9.82%	3/1/2024	2/1/2027	984,026	945,880	984,026
Loparex		Senior Secured Tranche A USD Term Loan	S+	6.00%	11.32%	3/1/2024	2/1/2027	623,835	547,594	623,835
Loparex		Senior Secured Initial Tranche C USD Term Loan	S+	4.50%	9.82%	3/1/2024	2/1/2027	420,305	420,305	113,482
									1,913,779	1,721,343

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	9.82%	8/16/2019	9/30/2026	1,663,492	1,661,604	1,655,174
									1,661,604	1,655,174

Media: Diversified & Production
Cast & Crew	(k)	Senior Secured Incremental Facility No. 2 Incremental Term Loan (First Lien)	S+	3.75%	9.07%	4/30/2024	12/29/2028	997,442	992,442	999,222
Spectrum Science		Senior Secured Closing Date Term Loan	S+	7.00%	12.32%	1/17/2024	2/1/2029	498,750	484,341	486,281
									1,476,783	1,485,503

Retail
Varsity Brands	(k)	Senior Secured Third Amendment Extended Term Loan (First Lien)	S+	5.00%	10.32%	10/17/2018	12/15/2026	942,863	944,607	953,706
StubHub	(k)	Senior Secured Extended USD Term B Loan	S+	4.75%	10.07%	1/31/2020	3/15/2030	472,894	467,483	473,634
									1,412,090	1,427,340

Energy: Oil & Gas
AmSpec		Senior Secured Closing Date Term Loan	S+	5.50%	10.82%	10/11/2023	12/5/2030	997,500	984,442	997,500
AmSpec		Senior Secured Revolving Loan	S+	5.50%	10.82%	12/4/2023	12/5/2029	—	(3,634)	—
									980,808	997,500

Utilities: Water
Aegion	(k)	Senior Secured 2024 Replacement Term Loan	S+	4.25%	9.57%	4/1/2021	5/17/2028	973,191	970,203	978,320
									970,203	978,320

Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	S+	4.00%	9.32%	8/14/2019	8/14/2026	952,500	951,573	926,306
									951,573	926,306

Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	12.82%	10/19/2016	4/21/2025	912,474	912,474	889,662
									912,474	889,662

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	S+	3.25%	8.57%	1/22/2021	1/6/2028	487,500	486,764	209,625
Careismatic		Senior Secured DIP Term Loan	S+	6.00%	11.32%	1/23/2024	10/24/2024	193,608	193,608	193,608
									680,372	403,233
Total Bank Loans									$382,830,488	$376,645,248

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.5%) (g) (h):

Services: Business
Industrial Services Group	(j) (o) (p)	Class A Units				12/7/2022		$238	$238,095	$405,533
InnovateMR	(j) (o) (q)	Class A Units				12/16/2021		387	387,311	398,798
Vortex	(j) (o) (r)	LP Common Units				9/1/2023		190	189,759	312,928
Amplix	(j) (o) (s)	Class A-2 Units				10/19/2023		23,810	238,095	242,619
Golden Source	(j) (o) (t)	Class A Units				3/25/2022		117,371	117,371	158,285
Liberty Group	(j) (o) (u)	Series A-Preferred Units				6/6/2022		113,636	113,636	134,091
VC3	(j) (o) (v)	Class A Units				9/16/2022		16,958	70,778	86,318
Heartland	(o) (w)	Co-Invest Units				12/12/2023		889	88,889	82,700
OSG Billing Services	(o) (x)	Class A Units				11/30/2023		27,208	—	—
									1,443,934	1,821,272

Healthcare & Pharmaceuticals
OrthoNebraska	(j) (o) (y)	Class A Units				7/31/2023		24,245	242,452	308,884
Minds + Assembly	(j) (o) (z)	Class A Units				5/3/2023		217	217,391	297,411
InterMed	(j) (o) (aa)	Class A Units				12/22/2022		2,484	248,380	126,997
Ivy Rehab	(o) (ab)	Class A Units				3/11/2022		100	100,000	89,596
RevHealth	(j) (o) (ac)	Class A-1 Units				7/22/2022		20,548	205,479	—
									1,013,702	822,888

High Tech Industries
PracticeTek	(j) (o) (ad)	Class A Units				11/22/2021		616,814	649,236	768,958
									649,236	768,958
Banking, Finance, Insurance & Real Estate
American Beacon Advisors	(o) (ae)	Common Units				12/29/2023		16,071	—	273,207
Prime Pensions	(j) (o) (af)	LP Interest				2/20/2024		238,095	238,095	238,095
Cherry Bekaert	(j) (o) (ag)	Class A Units				6/30/2022		129,870	129,870	228,863
Beta+	(o) (ah)	Class A-2 Common Stock				9/15/2023		2,470	24,700	21,861
									392,665	762,026

Construction & Building
A1 Garage Door Service	(j) (o) (ai)	Class A Common Units				12/22/2022		273	272,727	477,980
United Air Temp	(j) (o) (aj)	Class A Units				2/14/2024		110,947	110,947	129,808
									383,674	607,788

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of June 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.5%) (g) (h) (Continued):

Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (ak)	Class A Units				4/7/2022		$25,000	$250,000	$467,000
									250,000	467,000

Services: Consumer
Ned Stevens 2022-2	(j) (o) (al)	Class B Common Units				11/1/2022		279	278,990	305,444
									278,990	305,444

Automotive
Engine & Transmission Exchange	(j) (o) (am)	Class A-1 Units				5/26/2023		211,268	211,268	230,282
									211,268	230,282

Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (an)	Class A-1 Units				9/16/2022		147,000	147,000	210,210
									147,000	210,210

Wholesale
GME Supply	(j) (o) (ao)	Class A Units				6/30/2023		272	272,422	147,710
									272,422	147,710

Chemicals, Plastics & Rubber
Vertellus	(o) (ap)	Series A Units				12/22/2020		1,651	165,138	147,443
									165,138	147,443

Environmental Industries
Alliance Environmental Group	(j) (o) (aq)	A-1 Preferred Units				9/30/2019		331	331,126	—
									331,126	—

Total Equity and Preferred Shares									$5,539,155	$6,291,021

Total Portfolio Investments (ar)									$388,369,643	$382,936,269
(˄)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).
(a)	All companies are located in the United States of America, unless otherwise noted.
(b)

Interest rate percentages represent actual interest rates as of June 30, 2024, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(k)

Investment was valued as Level 2, using significant observable inputs in accordance with ASC 820. Refer to Note 3 – Investments in the accompanying Notes to Financial Statements for additional information.

(l)	The Company headquarters for UDG is located in Ireland.
(m)	The Company headquarters for Integro is located in United Kingdom.
(n)	The Company headquarters for Intertape Polymer is located in Canada.
(o)	Investment is non-income producing.
(p)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD VTX Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD AMP Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(w)	Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.
(x)	Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.
(y)	Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ad)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ae)	Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.
(af)	Represents an investment in Prime Co-Invest, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ag)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ah)	Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.
(ai)	Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aj)	Represents an investment in LJ Flex, LP, a holding company, made through an affiliated equity aggregator vehicle.
(ak)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(al)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(am)	Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(an)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ao)	Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ap)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aq)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ar)

At June 30, 2024, the cost of investments for income tax purposes was $388,365,392, the gross unrealized depreciation for federal tax purposes was $10,273,609, the gross unrealized appreciation for federal income tax purposes was $4,835,984, and the net unrealized depreciation was $5,437,625.

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

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread				Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+	3.00	%;	3.00	% PIK	11.33%	12/30/2021	12/30/2027	$4,341,338	$4,278,997	$4,207,260
Vortex	(j)	Unitranche Initial Term Loan	S+			6.00%		11.33%	9/1/2023	9/4/2029	4,042,671	3,966,124	3,964,267
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+			4.25%		9.58%	3/18/2021	3/27/2028	1,950,000	1,935,411	1,906,125
Crystal Clean	(k)	Senior Secured Initial Term Loan	S+			5.00%		10.33%	10/5/2023	10/17/2030	1,000,000	975,000	1,003,750
Keter Environmental Services		Unitranche Closing Date Term Loan	S+			6.50%		11.83%	11/5/2021	10/29/2027	490,000	486,488	486,325
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+			4.63%		9.96%	5/5/2022	3/27/2028	465,473	452,705	455,000
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+			6.00%		11.33%	12/30/2021	12/30/2027	306,291	299,669	296,832
Vortex	(j)	Senior Secured Revolving Loan	S+			6.00%		11.33%	9/1/2023	9/4/2029	51,699	17,183	50,696
Keter Environmental Services		Senior Secured Revolving Loan	S+			6.50%		11.83%	11/5/2021	10/29/2027	—	(775)	—

Aerospace & Defense
CPI International		Unitranche Initial Term Loan	S+			5.50%		10.83%	5/18/2022	10/8/2029	2,977,500	2,919,277	2,910,506
HDT Global		Senior Secured Initial Term Loan	S+			5.75%		11.08%	6/30/2021	7/8/2027	3,106,250	3,031,502	2,485,000
Whitcraft		Senior Secured Initial Term Loan	S+			7.00%		12.33%	3/31/2023	2/15/2029	1,985,000	1,913,205	1,975,075
Amentum	(k)	Senior Secured Tranche 3 Term Loan (First Lien)	S+			4.00%		9.33%	2/10/2022	2/15/2029	1,970,000	1,961,871	1,974,433
Peraton	(k)	Senior Secured Term B Loan (First Lien)	S+			3.75%		9.08%	2/23/2021	2/1/2028	951,845	948,813	955,414
API Technologies		Senior Secured Initial Term Loan (First Lien)	S+	1.00	%,	6.00	% PIK	6.33%	1/15/2020	5/9/2026	964,824	951,177	752,563
BlueHalo		Unitranche Initial Term Loan	S+			6.50%		11.83%	11/17/2021	10/31/2025	489,015	484,221	481,680
Novaria Group		Senior Secured Initial Term Loan	S+			5.50%		10.83%	1/24/2020	1/27/2027	481,250	478,973	475,234
BlueHalo		Senior Secured Revolving Loan	S+			6.50%		11.83%	11/17/2021	10/31/2025	58,084	56,595	57,212
API Technologies		Senior Secured Priming Facillity	S+	1.00	%,	6.00	% PIK	6.33%	11/3/2023	3/25/2027	51,154	49,620	39,900
Whitcraft		Senior Secured Revolving Loan	S+			7.00%		12.33%	3/31/2023	2/15/2029	17,857	7,143	17,768

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+			7.25%		12.58%	12/13/2021	12/14/2029	2,500,000	2,480,426	2,475,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+			4.00%		9.33%	12/13/2021	12/14/2028	1,965,000	1,948,322	1,942,894
Hissho Sushi	(j)	Unitranche Term Loan	S+			5.50%		10.83%	4/7/2022	5/18/2028	1,829,286	1,798,374	1,829,286
Dessert Holdings		Senior Secured Initial Term Loan (First Lien)	S+			4.00%		9.33%	6/7/2021	6/9/2028	1,743,962	1,734,080	1,700,363
Monogram Foods		Senior Secured Initial Term Loan	S+			4.00%		9.33%	8/13/2021	8/28/2028	980,000	972,720	967,750
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+			6.00%		11.33%	4/7/2022	5/18/2028	—	(667)	—

Construction & Building
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+			6.50%		11.83%	12/22/2022	12/22/2028	2,236,020	2,172,995	2,236,020
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+			4.75%		10.08%	10/2/2019	11/30/2027	1,763,235	1,758,095	1,714,746
PlayPower		Senior Secured Initial Term Loan	S+			5.50%		10.83%	5/10/2019	5/8/2026	1,718,028	1,718,028	1,670,782
Specialty Products & Insulation	(k)	Senior Secured Tranche B-1 Term Loan	S+			5.00%		10.33%	3/16/2022	12/21/2027	984,023	976,282	984,023
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+			4.75%		10.08%	2/10/2022	2/23/2029	985,000	973,652	871,109
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+			6.50%		11.83%	12/22/2022	12/23/2028	—	(8,264)	—

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

June 30, 2024

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of June 30, 2024 and December 31, 2023. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2024, the Company held one investment on non-accrual, which represented 0.92% and 0.53% of the Company’s total portfolio at cost and fair market value, respectively. As of December 31, 2023, the Company had no investments on non-accrual.

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

As of June 30, 2024 and December 31, 2023, the Company held 261 and 245 investments in loans with OID , respectively. The unamortized balance of OID investments as of June 30, 2024 and December 31, 2023 totaled $5,069,464 and $4,930,002, respectively. For the three and six months ended June 30, 2024, the Company accrued OID income in the amount of $209,198 and $417,283, respectively. For the three and six months ended June 30, 2023, the Company accrued OID income in the amount of $183,859 and $349,489, respectively.

As of June 30, 2024, the Company held 12 investments that had a PIK interest component. As of December 31, 2023, the Company held 7 investments that had a PIK interest component. During the three and six months ended June 30, 2024, the Company accrued PIK income in the amount of $23,066, and $207,149 respectively. During the three and six months ended June 30, 2023, the Company accrued PIK income in the amount of $34,058 and $121,564 respectively.

As of June 30, 2024 and December 31, 2023, the Company held $37,692,055 and $20,940,279 cash and cash equivalents, respectively. For the three and six months ended June 30, 2024, the Company earned $156,767 and $242,627, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and six months ended June 30, 2023, the Company earned $61,029 and $125,578, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and six months ended June 30, 2024, the Company accrued $34,807 and $43,952 of other income, respectively, related to amendment fees. For the three and six months ended June 30, 2023, the Company accrued $8,618 and $71,253 of other income, respectively, related to amendment fees.

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

As of June 30, 2024, $261,771,978 of the Company’s investments were valued using unobservable inputs, and $121,164,291 were valued using observable inputs. During the six months ended June 30, 2024, $21,191,258 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $23,246,008 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

As of December 31, 2023, $275,958,708 of the Company’s investments were valued using unobservable inputs, and $111,235,860 were valued using observable inputs. During the six months ended June 30, 2023, $10,625,091 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $51,470,572 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

The following table presents the Company’s investments carried at fair value as of June 30, 2024 and December 31, 2023, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$113,824,176	$130,958,782	$244,782,958
Unitranche Debt	—	4,059,275	117,110,925	121,170,200
Second Lien Debt	—	3,280,840	7,411,250	10,692,090
Equity and Preferred Shares	—	—	6,291,021	6,291,021
Total	$—	$121,164,291	$261,771,978	$382,936,269

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$102,893,307	$132,718,165	$235,611,472
Unitranche Debt	—	6,541,713	123,000,592	129,542,305
Second Lien Debt	—	1,800,840	14,808,750	16,609,590
Equity and Preferred Shares	—	—	5,431,201	5,431,201
Total	$—	$111,235,860	$275,958,708	$387,194,568

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2024. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of June 30, 2024
	Fair	Valuation	Unobservable						Weighted
	Value	Technique	Inputs (1)	Range (2)					Average (3)
First Lien Debt	$96,159,827	Matrix Pricing	Senior Leverage	1.19	x	-	11.40	x	4.99	x
			Total Leverage	2.24	x	-	11.40	x	5.62	x
			Interest Coverage	0.44	x	-	3.43	x	1.54	x
			Debt Service Coverage	0.26	x	-	2.56	x	1.29	x
			TEV Coverage	0.84	x	-	5.26	x	2.41	x
			Liquidity	(2.38)%		-	638.21%		136.05%
			Spread Comparison	350	bps	-	800	bps	518	bps

First Lien Debt	20,332,320	Market Analysis	Senior Leverage	0.83	x	-	28.76	x	8.02	x
			Total Leverage	3.79	x	-	28.76	x	9.65	x
			Interest Coverage	0.00	x	-	5.12	x	1.09	x
			Debt Service Coverage	0.00	x	-	4.46	x	0.95	x
			TEV Coverage	0.30	x	-	15.49	x	1.83	x
			Liquidity	(2.01)%		-	434.25%		65.62%
			Spread Comparison	0	bps	-	675	bps	380	bps

First Lien Debt	14,466,635	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	10.07%		-	12.23%		10.91%

Unitranche Debt	77,701,408	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	8.63%		-	21.90%		10.89%

Unitranche Debt	37,396,807	Matrix Pricing	Senior Leverage	4.04	x	-	9.90	x	6.37	x
			Total Leverage	4.04	x	-	9.90	x	6.49	x
			Interest Coverage	0.73	x	-	1.81	x	1.36	x
			Debt Service Coverage	0.57	x	-	1.60	x	1.17	x
			TEV Coverage	1.13	x	-	3.60	x	1.94	x
			Liquidity	26.37%		-	202.80%		108.38%
			Spread Comparison	475	bps	-	650	bps	566	bps

Unitranche Debt	2,012,710	Market Analysis	Senior Leverage				26.77	x	26.77	x
			Total Leverage				26.77	x	26.77	x
			Interest Coverage				0.40	x	0.40	x
			Debt Service Coverage				0.36	x	0.36	x
			TEV Coverage				0.44	x	0.44	x
			Liquidity				80.46%		80.46%
			Spread Comparison				0	bps	0	bps

Second Lien Debt	7,411,250	Matrix Pricing	Senior Leverage	5.61	x	-	9.67	x	6.78	x
			Total Leverage	5.61	x	-	9.67	x	6.79	x
			Interest Coverage	0.96	x	-	1.87	x	1.49	x
			Debt Service Coverage	0.83	x	-	1.41	x	1.24	x
			TEV Coverage	1.33	x	-	2.62	x	1.90	x
			Liquidity	88.92%		-	357.60%		164.81%
			Spread Comparison	700	bps	-	800	bps	742	bps

Total	$255,480,957
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

The table above does not include $6,291,021 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the six months ended June 30, 2024 and 2023 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Six Months Ended June 30, 2024	Debt	Debt	Debt	Shares	Total
Fair Value as of December 31, 2023	$132,718,165	$123,000,592	$14,808,750	$5,431,201	$275,958,708
Transfers into Level 3	21,191,258	—	—	—	21,191,258
Transfers out of Level 3	(20,300,877)	(975,131)	(1,970,000)	—	(23,246,008)
Total gains:
Net realized (loss) gain(a)	(390,859)	60,617	30,517	—	(299,725)
Net unrealized appreciation (depreciation) (b)	(314,166)	(2,498,258)	32,911	501,097	(2,278,416)
New investments, repayments and settlements:(c)
Purchases	23,651,481	4,497,083	—	358,723	28,507,287
Settlements/repayments	(23,677,271)	(7,208,254)	(5,500,000)	—	(36,385,525)
Net amortization of premiums, PIK, discounts and fees	336,989	234,276	9,072	—	580,337
Sales	(2,255,938)	—	—	—	(2,255,938)
Fair Value as of June 30, 2024	$130,958,782	$117,110,925	$7,411,250	$6,291,021	$261,771,978
(a)	Included in net realized (loss) gain on the accompanying Statement of Operations for the six months ended June 30, 2024.
(b)	Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the six months ended June 30, 2024.
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

The change in unrealized value attributable to investments held at June 30, 2024 and 2023 was ($2,363,406) and ($2,436,911), respectively.

Investment Activities

The Company held a total of 258 syndicated investments with an aggregate fair value of $382,936,269 as of June 30, 2024. During the six months ended June 30, 2024, the Company invested in 55 new syndicated investments for a combined cost of $44,059,777 and in existing investments for a combined cost of $15,073,224. The Company also received $49,183,712 in repayments from investments and $12,461,995 from investments sold during the six months ended June 30, 2024.

The Company held a total of 246 syndicated investments with an aggregate fair value of $387,194,568 as of December 31, 2023. During the year ended December 31, 2023, the Company invested in 52 new syndicated investments for a combined cost of $52,231,850 and in existing investments for a combined cost of $19,059,528. The Company also received $59,955,240 in repayments from investments and $43,961,707 from investments sold during the period.

Investment Concentrations

As of June 30, 2024, the Company’s investment portfolio consisted of investments in 219 companies located in 36 states across 26 different industries, with an aggregate fair value of $382,936,269. The five largest investments at fair value as of June 30, 2024 totaled $24,634,294,or 6.43% of the Company’s total investment portfolio as of such date. As of June 30, 2024, the Company’s average investment was $1,505,309 at cost.

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

The following table outlines the Company’s investments by security type as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$248,256,017	63.92%	$244,782,958	63.93%
Unitranche Debt	123,200,069	31.72%	121,170,200	31.64%
Second Lien Debt	11,374,402	2.93%	10,692,090	2.79%
Total Debt Investments	382,830,488	98.57%	376,645,248	98.36%
Equity and Preferred Shares	5,539,155	1.43%	6,291,021	1.64%
Total Equity Investments	5,539,155	1.43%	6,291,021	1.64%
Total Investments	$388,369,643	100.00%	$382,936,269	100.00%

	December 31, 2023
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$239,486,292	61.33%	$235,611,472	60.85%
Unitranche Debt	128,971,146	33.03%	129,542,305	33.46%
Second Lien Debt	16,833,486	4.31%	16,609,590	4.29%
Total Debt Investments	385,290,924	98.67%	381,763,367	98.60%
Equity and Preferred Shares	5,180,434	1.33%	5,431,201	1.40%
Total Equity Investments	5,180,434	1.33%	5,431,201	1.40%
Total Investments	$390,471,358	100.00%	$387,194,568	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
		Percentage of		Percentage of
		Total		Total
Industry	Fair Value	Investments	Fair Value	Investments
Services: Business	$78,393,795	20.48%	$69,531,461	17.96%
Healthcare & Pharmaceuticals	67,290,559	17.57	71,803,100	18.56
Banking, Finance, Insurance & Real Estate	40,489,657	10.57	33,440,236	8.64
Capital Equipment	27,775,562	7.25	24,565,354	6.34
Containers, Packaging & Glass	27,016,942	7.06	31,380,531	8.10
High Tech Industries	22,748,033	5.94	34,223,801	8.84
Services: Consumer	21,867,647	5.71	16,468,470	4.25
Transportation: Cargo	14,810,431	3.87	13,807,618	3.57
Automotive	13,758,356	3.59	13,785,929	3.56
Beverage, Food & Tobacco	12,446,971	3.25	9,357,347	2.42
Construction & Building	10,159,550	2.65	7,853,597	2.03
Chemicals, Plastics & Rubber	8,739,180	2.28	15,377,063	3.97
Environmental Industries	8,117,341	2.12	12,701,457	3.28
Aerospace & Defense	6,579,915	1.72	12,124,785	3.13
Wholesale	4,824,180	1.26	4,936,592	1.27
Consumer Goods: Non-Durable	4,466,306	1.17	4,410,000	1.14
Media: Advertising, Printing & Publishing	2,967,463	0.77	2,884,485	0.74
Forest Products & Paper	1,721,343	0.45	1,364,438	0.35
Metals & Mining	1,655,174	0.43	1,662,296	0.43
Media: Diversified & Production	1,485,503	0.39	—	—
Retail	1,427,340	0.37	1,417,399	0.37
Energy: Oil & Gas	997,500	0.26	975,000	0.25
Utilities: Water	978,320	0.26	978,082	0.25
Energy: Electricity	926,306	0.24	938,350	0.24
Hotels, Gaming & Leisure	889,662	0.23	919,552	0.24
Consumer Goods: Durable	403,233	0.11	287,625	0.07
	$382,936,269	100.00%	$387,194,568	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$93,423,050	24.40%	$99,995,015	25.82%
Midwest	87,032,880	22.73	90,743,226	23.44
Southeast	57,502,560	15.02	55,632,000	14.37
West	49,499,804	12.93	47,785,572	12.34
Southwest	47,540,498	12.41	47,644,956	12.31
East	34,677,828	9.06	31,805,670	8.21
South	7,363,780	1.92	7,332,729	1.89
Northwest	4,044,823	1.06	3,561,962	0.92
Other(a)	1,851,046	0.48	2,693,438	0.70
Total Investments	$382,936,269	100.00%	$387,194,568	100.00%
(a)	The company headquarters for Sophos is located in the United Kingdom. The company headquarters for UDG is located in Ireland. The company headquarters for Intertape Polymer is located in Canada. The company headquarters for Integro is located in the United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2024:

For the Fiscal Years Ending December 31:	Amount
2024	$2,843,365
2025	15,292,943
2026	27,285,824
2027	61,358,810
2028	147,662,010
Thereafter	133,457,000
Total contractual repayments	387,899,952
Adjustments to cost basis on debt investments(a)	(5,069,464)
Total Cost Basis of Debt Investments Held at June 30, 2024:	$382,830,488
(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three and six months ended June 30, 2024, the Company recorded base management fees of $1,063,358 and $2,097,346, respectively, and waivers to the base management fees of $372,175 and $734,071, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2023, the Company recorded base management fees of $1,083,977 and $2,192,831, respectively, and waivers to the base management fees of $379,392 and $767,491, respectively, as set forth within the accompanying statements of operations.

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

For the three and six months ended June 30, 2024, the Company recorded incentive fees related to net investment income of $1,405,539 and $2,849,851, respectively. Offsetting the incentive fees for the three and six months ended June 30, 2024, were waivers of the incentive fees of $902,033 and $1,792,623, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2023, the Company recorded incentive fees related to net investment income of $1,414,286 and $2,747,391. Offsetting the incentive fees for the three and six months ended June 30, 2023, were waivers of the incentive fees of $888,767 and $1,778,063, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2024 and 2023, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2024 and December 31, 2023 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2024	December 31, 2023
Net base management fee due to Adviser	$691,183	$687,175
Net incentive fee due to Adviser	503,506	596,757
Total fees due to Adviser, net of waivers	1,194,689	1,283,932
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,260,939	$1,350,182

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$7,404,336	$7,544,947	$15,570,370	$15,387,082
Denominator for basic and diluted weighted average common shares	46,247,677	43,561,927	45,383,333	44,486,065
Basic and diluted net increase in net assets resulting from operations per common share	$0.16	$0.17	$0.34	$0.35

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

During the six months ended June 30, 2024, the Company executed a total of $30,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of fund level earnings and profits.

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

During the six months ended June 30, 2024, the Company declared distributions of $18,106,422, or $0.40 per share. The tax character of the distributions declared and paid represented $17,940,395 from ordinary income and $166,027 from tax return capital. During the six months ended June 30, 2023, the Company declared and paid distributions of $17,695,204, or $0.41 per share. The tax character of the distributions declared and paid represented $17,345,214 from ordinary income and $349,990 from tax return capital.

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

During the year ended December 31, 2023, given that the Company did not have sufficient earnings and profits, $47,480,752 of the distributions and Tender Offers was treated as a return of capital for tax purposes. This information will be reported in the Form 1042-S or Form 1099-DIV.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2023, the Company had long-term capital loss carryforward of $8,028,768. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2023, 2022, and 2021 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2023, 2022, and 2021, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024

As of June 30, 2024, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of June 30, 2024 and December 31, 2023, were 45,266,061 and 44,518,989, respectively.

The following table details the activity of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023:

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Three Months Ended June 30, 2024	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of March 31, 2024	$44,519	$420,442,206	$(3,236,413)	$417,250,312

Net investment income	—	—	8,866,029	8,866,029
Net realized loss from investment transactions	—	—	102,406	102,406
Net change in unrealized depreciation on investments	—	—	(1,564,099)	(1,564,099)
Issuance of shares	3,949	36,996,051	—	37,000,000
Repurchase of shares	(3,202)	(29,996,798)	—	(30,000,000)
Distributions to Stockholders	—	(166,027)	(17,940,395)	(18,106,422)
Reinvested Dividends	—	61	—	61
Balance as of June 30, 2024	$45,266	$427,275,493	$(13,772,472)	$413,548,287

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Six Months Ended June 30, 2024	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278
Net investment income	—	—	17,940,395	17,940,395
Net realized loss from investment transactions	—	—	(213,441)	(213,441)
Net change in unrealized appreciation on investments	—	—	(2,156,584)	(2,156,584)
Issuance of shares	3,949	36,996,051	—	37,000,000
Repurchase of shares	(3,202)	(29,996,798)	—	(30,000,000)
Distributions to Stockholders	—	(166,027)	(17,940,395)	(18,106,422)
Reinvested Dividends	—	61	—	61
Balance as of June 30, 2024	$45,266	$427,275,493	$(13,772,472)	$413,548,287

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Three Months Ended June 30, 2023	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of March 31, 2023	$44,753	$422,957,588	$(1,682,528)	$421,319,813
Net investment income	—	—	8,902,358	8,902,358
Net realized loss from investment transactions	—	—	(113,252)	(113,252)
Net change in unrealized depreciation on investments	—	—	(1,244,159)	(1,244,159)
Repurchase of shares	(1,594)	(14,998,406)	—	(15,000,000)
Distributions to Stockholders	—	(349,990)	(17,345,214)	(17,695,204)
Reinvested Dividends	—	58	—	58
Balance as of June 30, 2023	$43,159	$407,609,250	$(11,482,795)	$396,169,614

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Six Months Ended June 30, 2023	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678
Net investment income	—	—	17,345,214	17,345,214
Net realized loss from investment transactions	—	—	(157,246)	(157,246)
Net change in unrealized depreciation on investments	—	—	(1,800,886)	(1,800,886)
Repurchase of shares	(3,217)	(29,996,783)	—	(30,000,000)
Distributions to Stockholders	—	(349,990)	(17,345,214)	(17,695,204)
Reinvested Dividends	—	58	—	58
Balance as of June 30, 2023	$43,159	$407,609,250	$(11,482,795)	$396,169,614

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2024, the Company had no short-

term borrowings. For the three and six months ended June 30, 2024, the Company recorded no interest expense in connection with short-term borrowings. As of December 31, 2023, the Company had no short-term borrowings. As of December 31, 2023, the weighted average short-term borrowings was $4,751,618 and the weighted average yield was 8.20%. For the three and six months ended June 30, 2023, the Company recorded interest expense in connection with short-term borrowings of $191,028 and $418,681, respectively.

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

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2024 and December 31, 2023:

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	June 30, 2024	December 31, 2023
EyeSouth Partners	Senior Secured Amendment No.2 Delayed Draw Term Loan (First Lien)	S+	5.50%	10.82%	10/5/2029	Healthcare & Pharmaceuticals	$2,500,000	$—
Cook & Boardman	Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	11.32%	3/4/2030	Construction & Building	1,954,545	—
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.57%	2/26/2030	Banking, Finance, Insurance & Real Estate	1,904,762	—
Hobbs & Associates	Senior Secured Third Amendment Delayed Draw Term Loan	S+	5.00%	10.32%	4/11/2029	Capital Equipment	1,586,667	—
OneDigital	Senior Secured Delayed Draw Term Loan	S+	3.25%	8.57%	7/1/2031	Banking, Finance, Insurance & Real Estate	1,500,000	—
U.S. Foot and Ankle Specialists	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.82%	9/15/2026	Healthcare & Pharmaceuticals	1,406,250	—
Legacy Service Partners	Senior Secured Delayed Draw Term Loan B	S+	5.75%	11.07%	1/9/2029	Services: Consumer	1,272,800	2,000,000
United Air Temp	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.82%	3/28/2030	Construction & Building	1,053,994	—
Steward Partners	Senior Secured Delayed Draw Term B Loan (First Lien)	S+	5.50%	10.82%	10/14/2028	Banking, Finance, Insurance & Real Estate	1,016,000	1,200,000
Golden Source	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.57%	5/12/2028	Services: Business	938,967	938,967
Cherry Bekaert	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.50%	10.82%	6/30/2028	Banking, Finance, Insurance & Real Estate	936,267	936,267
Amplix	Senior Secured DDTL 3	S+	6.25%	11.57%	10/18/2029	Services: Business	915,751	915,751
OrthoNebraska	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.82%	7/31/2028	Healthcare & Pharmaceuticals	914,913	914,913
Kenco	Senior Secured Revolving Credit Loan	S+	5.00%	10.32%	11/15/2029	Transportation: Cargo	913,170	—
Vortex	Senior Secured Incremental DDTL Loan	S+	6.00%	11.32%	9/4/2029	Services: Business	864,458	—
InterMed	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.82%	12/24/2029	Healthcare & Pharmaceuticals	863,931	863,931
Solis Mammography	Senior Secured 2024 Incremental Delayed Draw Term Loan	S+	4.50%	9.82%	4/17/2028	Healthcare & Pharmaceuticals	800,000	—
Minds + Assembly	Senior Secured Revolving Loan	S+	5.75%	11.07%	5/3/2029	Healthcare & Pharmaceuticals	683,230	683,230
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.50%	10.82%	6/30/2028	Banking, Finance, Insurance & Real Estate	616,472	616,472
EdgeCo	Senior Secured Delayed Draw Term D Loan (First Lien)	S+	4.75%	10.07%	6/1/2026	Banking, Finance, Insurance & Real Estate	516,600	939,600
RevHealth	Senior Secured Revolving Loan	S+	5.75%	11.07%	7/21/2028	Healthcare & Pharmaceuticals	513,699	154,110
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	6.50%	11.82%	11/1/2028	Services: Consumer	507,703	507,703
Ned Stevens 2022-2	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.75%	11.07%	11/1/2029	Services: Consumer	504,657	—
GME Supply	Senior Secured Revolving Loan	S+	6.25%	11.57%	7/6/2029	Wholesale	502,934	502,934
Kept Companies	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.57%	4/30/2029	Services: Business	487,914	—
Kept Companies	Senior Secured Revolver	S+	5.25%	10.57%	4/30/2029	Services: Business	475,425	—
insightsoftware	Senior Secured Seventh Suplemental DDTL	S+	5.25%	10.57%	5/25/2028	High Tech Industries	473,333	—
OrthoNebraska	Senior Secured Revolving Loan	S+	6.50%	11.82%	7/31/2028	Healthcare & Pharmaceuticals	457,457	457,457
Kenco	Senior Secured Delayed Draw Term Loan	S+	5.00%	10.32%	11/15/2029	Transportation: Cargo	445,178	—
EPIC Insurance	Senior Secured Third Amendment Delayed Draw Loan	S+	5.00%	10.32%	9/29/2028	Banking, Finance, Insurance & Real Estate	444,050	—
GME Supply	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.57%	7/6/2029	Wholesale	420,682	420,682
MediaRadar	Senior Secured Revolving Loan	S+	6.25%	11.57%	9/17/2029	Media: Advertising, Printing & Publishing	406,737	406,737
InterMed	Senior Secured Revolving Loan	S+	6.50%	11.82%	12/22/2028	Healthcare & Pharmaceuticals	399,568	647,948
Prime Pensions	Senior Secured Revolving Credit	S+	5.25%	10.57%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	—
PracticeTek	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.82%	11/23/2027	High Tech Industries	372,137	372,137
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	11.32%	1/20/2028	Services: Business	365,388	365,388
Vortex	Senior Secured Revolving Loan	S+	6.00%	11.32%	9/4/2029	Services: Business	348,904	369,988
MB2 Dental	Senior Secured Tranche 1 Delayed Draw Term Loan	S+	6.00%	11.32%	2/13/2031	Healthcare & Pharmaceuticals	334,225	—
Amplix	Senior Secured Revolving Credit Loan	S+	6.25%	11.57%	10/18/2029	Services: Business	329,670	329,670
Kenco	Senior Secured Delayed TL	S+	4.25%	9.57%	11/15/2029	Transportation: Cargo	319,523	—
Industrial Services Group	Senior Secured Revolving Loan	S+	5.75%	11.07%	12/7/2028	Services: Business	283,810	379,048
Augusta Sportswear	Senior Secured Revolving Credit Loan	S+	7.00%	12.32%	11/21/2028	Consumer Goods: Non-Durable	278,270	—
A1 Garage Door Service	Senior Secured Revolving Loan	S+	6.00%	11.32%	12/22/2028	Construction & Building	275,482	275,482
Cerity Partners	Senior Secured Initial Revolving Loan	S+	5.25%	10.57%	7/28/2028	Banking, Finance, Insurance & Real Estate	264,792	286,738

Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	June 30, 2024	December 31, 2023
Heartland	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.07%	12/12/2029	Services: Business	$260,383	$333,333
Associated Springs	Senior Secured Delayed Draw Term Loan	S+	6.00%	11.32%	4/4/2030	Capital Equipment	242,424	—
Blue Cloud	Senior Secured Revolving Loan	S+	5.00%	10.32%	1/21/2028	Healthcare & Pharmaceuticals	227,273	162,045
Whitcraft	Senior Secured Revolving Loan	S+	6.50%	11.82%	2/15/2029	Aerospace & Defense	224,525	250,000
Shaw	Senior Secured Delayed Draw Term Facility	S+	6.00%	11.32%	8/28/2029	Capital Equipment	212,766	212,766
United Air Temp	Senior Secured Revolving Loan	S+	5.50%	10.82%	3/28/2030	Construction & Building	210,799	—
Liberty Group	Senior Secured Delayed Draw Term Loan	S+	5.75%	11.07%	6/15/2028	Services: Business	204,545	204,545
MB2 Dental	Senior Secured Tranche 2 Delayed Draw Term Loan	S+	6.00%	11.32%	2/13/2031	Healthcare & Pharmaceuticals	200,535	—
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	11.32%	7/29/2028	Capital Equipment	198,769	198,769
A1 Garage Door Service	Senior Secured Closing Date Delayed Draw Term Loan	S+	6.00%	11.32%	12/22/2028	Construction & Building	194,518	194,518
USALCO	Senior Secured Revolving Loan	S+	6.00%	11.32%	10/19/2026	Chemicals, Plastics & Rubber	189,516	189,516
EPIC Insurance	Senior Secured Revolving Loan	S+	5.25%	10.57%	9/29/2028	Banking, Finance, Insurance & Real Estate	187,872	161,841
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	11.07%	12/15/2028	Services: Business	181,818	181,818
Carlisle Foodservice	Senior Secured Revolving Loan	S+	6.00%	11.32%	10/2/2029	Wholesale	161,152	161,152
Integro	Senior Secured Tenth Amendment Delayed Draw Loan	S+	12.00%	17.32%	10/30/2024	Banking, Finance, Insurance & Real Estate	161,041	161,041
Vensure Employer Services	Senior Secured 2023 Delayed Draw Term B Loan	S+	5.25%	10.57%	3/26/2027	Services: Business	161,000	438,889
Heartland	Senior Secured Revolving Credit Loan	S+	5.75%	11.07%	12/12/2029	Services: Business	160,489	206,897
Allied Benefit Systems	Senior Secured Initial Delayed Draw Term Loan	S+	5.25%	10.57%	10/31/2030	Services: Business	154,573	154,573
VC3	Senior Secured Delayed Draw Term Loan D	S+	5.00%	10.32%	3/12/2027	Services: Business	153,624	366,029
Beta+	Senior Secured Revolving Credit Loan	S+	4.50%	9.82%	7/1/2027	Banking, Finance, Insurance & Real Estate	151,959	248,660
Rover	Senior Secured Revolving Loan	S+	4.75%	10.07%	2/27/2031	Services: Consumer	150,000	—
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	11.07%	3/31/2028	Capital Equipment	147,692	108,308
AmSpec	Senior Secured Revolving Loan	S+	5.50%	10.82%	12/5/2029	Energy: Oil & Gas	145,363	145,363
AmSpec	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.82%	12/5/2030	Energy: Oil & Gas	144,144	144,144
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	5.50%	10.82%	5/18/2028	Beverage, Food and Tobacco	142,857	142,857
Industrial Physics	Senior Secured Delayed Draw Term Loan	S+	6.25%	11.57%	7/19/2029	Containers, Packaging & Glass	142,857	142,857
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	6.50%	11.82%	5/29/2029	Automotive	136,821	513,078
Insight Global	Senior Secured Revolving Loan	S+	6.00%	11.32%	9/22/2027	Services: Business	134,178	134,178
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	11.07%	12/22/2025	Chemicals, Plastics & Rubber	130,517	286,625
insightsoftware	Senior Secured Revolving Loan	S+	5.25%	10.57%	5/25/2028	High Tech Industries	113,492	—
Pegasus	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.57%	1/19/2031	Capital Equipment	112,782	—
Micro Merchant Systems	Senior Secured Revolving Loan	S+	4.75%	10.07%	12/14/2027	Healthcare & Pharmaceuticals	111,111	111,111
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	11.57%	7/19/2028	Containers, Packaging & Glass	107,759	107,759
Alliance Environmental Group	Senior Secured Revolving Loan	S+	0.00%	5.32%	12/30/2027	Environmental Industries	105,960	24,834
Carlisle Foodservice	Senior Secured Delayed Draw Tem Loan	S+	6.00%	11.32%	10/2/2030	Wholesale	102,041	102,041
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	10.07%	4/21/2028	Healthcare & Pharmaceuticals	101,347	168,350
Associated Springs	Senior Secured Revolving Loan	S+	6.00%	11.32%	4/4/2030	Capital Equipment	94,406	—
Health Management Associates	Senior Secured Delay Draw Term Loan	S+	6.25%	11.57%	3/30/2029	Services: Business	88,810	120,782
Aptean	Senior Secured Delayed Draw Term Loan	S+	5.25%	10.57%	1/30/2031	High Tech Industries	85,963	—
Apex Service Partners	Senior Secured Revolving Credit Loan	S+	4.50%	9.82%	10/24/2029	Services: Consumer	80,858	134,439
Applied Adhesives	Senior Secured Revolving Loan	S+	4.75%	10.07%	3/12/2027	Containers, Packaging & Glass	71,111	71,111
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	11.57%	3/30/2029	Services: Business	71,048	56,838
Steward Partners	Senior Secured Revolving Loan	S+	5.50%	10.82%	10/14/2028	Banking, Finance, Insurance & Real Estate	69,444	69,444
Ohio Transmission	Senior Secured Revolving Facility	S+	5.50%	10.82%	12/19/2029	Capital Equipment	69,333	69,333
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.82%	12/19/2030	Capital Equipment	69,079	98,684
Radwell	Senior Secured Revolving Loan	S+	5.50%	10.82%	4/1/2029	Capital Equipment	61,332	63,999
Radwell	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.82%	4/1/2029	Capital Equipment	60,000	188,001
Community Brands	Senior Secured Revolving Loan	S+	5.50%	10.82%	2/24/2028	Banking, Finance, Insurance & Real Estate	58,824	58,824
Keter Environmental Services	Senior Secured Revolving Loan	S+	5.00%	10.32%	10/29/2027	Environmental Industries	58,140	77,520
CIRCOR	Senior Secured Revolving Credit Loan	S+	6.00%	11.32%	10/18/2029	Capital Equipment	57,545	57,545
MB2 Dental	Senior Secured Revolving Loan	S+	6.00%	11.32%	2/13/2031	Healthcare & Pharmaceuticals	52,139	—
BlueHalo	Senior Secured Revolving Loan	S+	4.75%	10.07%	10/31/2025	Aerospace & Defense	50,609	36,322
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	6.75%	12.07%	5/2/2029	Services: Business	49,020	49,020
Golden Source	Senior Secured Revolving Loan	S+	5.25%	10.57%	5/12/2028	Services: Business	46,948	469,484
VC3	Senior Secured Revolving Credit	S+	5.00%	10.32%	3/12/2027	Services: Business	46,154	76,923
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	10.57%	12/17/2027	Transportation: Cargo	44,444	88,889
Apex Service Partners	Senior Secured DDTL Loan	S+	5.00%	10.32%	10/24/2030	Services: Consumer	43,481	325,552
#N/A	Unitranche 2023 Incremental Delayed Draw Term Loan	S+	6.50%	11.80%	11/1/2029	Services: Consumer	—	846,172
CPI International	Senior Secured Delayed Draw Term Loan Retired 06/06/2024	S+	5.50%	10.82%	10/8/2029	Aerospace & Defense	—	718,563
Eliassen	Senior Secured Initial Delayed Draw Term Loan	S+	5.50%	10.82%	4/14/2028	Services: Business	—	507,407
Micro Merchant Systems	Senior Secured Delayed Draw Term Loan	S+	4.75%	10.07%	12/14/2027	Healthcare & Pharmaceuticals	—	370,370
Alera	Senior Secured 2022 Delayed Draw Term Loan	S+	6.50%	11.82%	10/2/2028	Banking, Finance, Insurance & Real Estate	—	340,000
Accolite	Senior Secured Initial DDTL Loan	S+	5.75%	11.07%	4/10/2029	Services: Business	—	250,000
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	11.07%	4/9/2029	Services: Business	—	230,769
Cleaver Brooks	Senior Secured Revolving Loan Retired 05/15/2024	S+	5.50%	10.82%	7/18/2028	Capital Equipment	—	123,077
Community Brands	Senior Secured Delayed Draw Term Loan Retired 02/23/2024	S+	5.50%	10.82%	2/24/2028	Banking, Finance, Insurance & Real Estate	—	117,647
Blue Cloud	Senior Secured Delayed Draw Term Loan	S+	5.00%	10.32%	1/21/2028	Healthcare & Pharmaceuticals	—	114,000
CPS	Senior Secured Revolving Credit Loan Retired 02/21/2024	S+	5.25%	10.57%	6/1/2028	Healthcare & Pharmaceuticals	—	59,988
Omni Logistics	Senior Secured Revolving Credit Loan (First Lien) Retired 01/25/2024	S+	5.00%	10.32%	12/30/2025	Transportation: Cargo	—	24,901
							$39,948,457	$27,258,654

Unfunded commitments represent all amounts unfunded as of June 30, 2024 and December 31, 2023. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Per Share Data:
Net asset value, beginning of period	$9.37	$9.41	$9.19	$9.24
Net investment income(a)	0.19	0.20	0.40	0.39
Net realized gain (loss) on investments and change in unrealized appreciation (depreciation) on investments(a)(b)	(0.03)	(0.03)	(0.06)	(0.04)
Net increase in net assets resulting from operations	$0.16	$0.17	$0.34	$0.35

Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.39)	(0.39)	(0.39)	(0.39)
Distributions to stockholders from return of capital(a)	(0.00)	(0.01)	(0.00)	(0.01)
Net asset value at end of period	$9.14	$9.18	$9.14	$9.18
Total return(c)	1.71%	1.81%	3.70%	3.68%
Shares of common stock outstanding at end of period	45,266,061	43,159,041	45,266,061	43,159,041

Statement of Assets and Liabilities Data:
Net assets at end of period	$413,548,287	$396,169,614	$413,548,287	$396,169,614
Average net assets(d)	416,016,304	405,989,522	413,911,297	415,031,098

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized(e)	2.86%	2.96%	2.83%	2.90%
Ratio of net expenses to average net assets - annualized(f)	1.63%	1.71%	1.60%	1.66%
Ratio of net investment income to average net assets - annualized	8.57%	8.80%	8.72%	8.43%
Portfolio turnover(g)	3.25%	7.61%	3.26%	7.56%
(a)	Based on weighted average basic per share of Common Stock data.
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

Note 12. Subsequent Events

Subsequent to June 30, 2024 and through August 13, 2024, the Company invested $14,884,101 at cost in 42 different portfolio companies.

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

This quarterly report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	changes in political, economic or industry conditions, changes in interest rates and conditions affecting the financial and capital markets, which could change the value of our assets;
●	the state of and changes in the general economy, including a possible slowdown in the economy;
●	the risk of recession;
●	the impact of fluctuations in foreign exchange rates on our business and our portfolio companies;
●	rising levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
●	general price and volume fluctuations in the debt and stock markets;
●	uncertainty surrounding global financial stability, including the liquidity of certain banks;
●	uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China, the war between Russia and Ukraine and the war between Israel and Hamas;
●	the ability of our portfolio companies to achieve their objectives;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	risk associated with possible disruptions in our operations or the economy generally;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Adviser and its affiliates;
●	the adequacy of our financing sources and working capital;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
●	the risks, uncertainties and other factors we identify in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10 - K for the year ended December 31, 2023 filed with the SEC on March 27, 2024 (the “Annual Report”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in our Annual Report as well as risk factors described or identified in other filings we may make with the SEC from time to time. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The forward-looking statements and projections contained in this quarterly report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

OVERVIEW

Audax Credit BDC Inc. is a Delaware corporation that was formed on January 29, 2015. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

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

Although we have no present intention of doing so, we may decide to incur leverage. If we do incur leverage, we anticipate that it will be used in limited circumstances and on a short-term basis for purposes such as funding distributions. As a BDC, we are limited in our use of leverage under the 1940 Act. Under the 1940 Act, a BDC generally is required to maintain asset coverage of 200% for senior securities representing indebtedness (such as borrowings from banks or other financial institutions) or stock (such as preferred stock). The Small Business Credit Availability Act (the “SBCAA”), which was signed into law on March 23, 2018, provides that a BDC’s required asset coverage under the 1940 Act may be reduced from 200% (i.e., $1 of debt outstanding for each $1 of equity) to 150% (i.e., $2 of debt outstanding for each $1 of equity). This reduction in asset coverage permits a BDC to double the amount of leverage it may utilize, subject to certain approval, timing and reporting requirements, including either stockholder approval or approval of a majority of the directors who are not “interested persons” (as defined in the 1940 Act) of the BDC and who have no financial interest in the arrangement. In addition, as a non-traded BDC, if we receive the relevant approval to increase our authorized leverage, we will be required to offer our stockholders the opportunity to sell their shares of Common Stock over the next year following the calendar quarter in which the approval was obtained. In determining whether to use leverage, we would analyze the maturity, covenants and interest rate structure of the proposed borrowings, as well as the risks of such borrowings within the context of our investment outlook and the impact of leverage on our investment portfolio. The amount of any leverage that we will employ as a BDC will be subject to oversight by our Board of Directors.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of June 30, 2024, was approximately $382,936,269 and held in 219 portfolio companies as of June 30, 2024. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2023, was approximately $387,194,568, and we held investments in 211 portfolio companies as of December 31, 2023

During the six months ended June 30, 2024, we invested in 55 new syndicated investments for a combined $44,059,777 and in existing investments for a combined $15,073,224. We also received $49,183,712 in repayments from investments and $12,461,995 from investments sold during the six months ended June 30, 2024. During the six months ended June 30, 2023, we invested in 15 new syndicated investments for a combined $18,843,855 and in existing investments for a combined $5,203,042. We also received $22,522,185 in repayments from investments and $30,203,132 from investments sold during the six months ended June 30, 2023.

In addition, for the three and six months ended June 30, 2024, we had a change in unrealized depreciation of approximately $1,564,099 and $2,156,584, respectively, and realized gains (losses) of $102,406 and $(213,441), respectively. For the three and six months ended June 30, 2023, we had a change in unrealized depreciation of approximately $1,244,159 and $1,800,886 respectively, and realized losses of $113,252 and $157,246, respectively.

Our investment activity for the six months ended June 30, 2024 and 2023, is presented below:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Beginning investment portfolio, at fair value	$387,194,568	$420,828,658
Investments in new portfolio investments	44,059,777	18,843,855
Investments in existing portfolio investments	15,073,224	5,203,042
Principal repayments	(49,183,712)	(22,522,185)
Proceeds from investments sold	(12,461,995)	(30,203,132)
Change in premiums, discounts and amortization	624,432	471,053
Net change in unrealized depreciation on investments	(2,156,584)	(1,800,886)
Realized loss on investments	(213,441)	(157,246)
Ending portfolio investment activity, at fair value	$382,936,269	$390,663,159
Number of portfolio investments	258	242
Average investment amount, at cost	$1,505,309	$1,650,150
Percentage of investments at floating rates	100.00%	99.17%

As of June 30, 2024 and December 31, 2023, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2024 through August 13, 2024, the Company invested $14,884,101 at cost in 42 different portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and six months ended June 30, 2024 and 2023 is presented in the table below.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total interest income from non-controlled/non-affiliated investments	$10,360,776	$10,560,582	$20,945,171	$20,571,873
Total other interest income	156,767	61,029	242,627	125,578
Total other income	34,807	8,618	43,952	71,253
Total investment income	$10,552,350	$10,630,229	$21,231,750	$20,768,704

Total investment income for the three months ended June 30, 2024 decreased to $10,552,350 from $10,630,229 for the three months ended June 30, 2023, and was primarily driven by a decrease in interest rate spreads over the period. Total investment income for the six months ended June 30, 2024 increased to $21,231,750 from $20,768,704 for the six months ended June 30, 2023, and was primarily driven by an increase in interest rate spreads over the period. As of June 30, 2024 and 2023, the size of our debt portfolio was $382,830,488 and $395,333,416 at amortized cost, respectively, with total debt principal amount outstanding of $387,899,952 and $399,983,318, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Base management fee(a)	$1,063,358	$1,083,977	$2,097,346	$2,192,831
Incentive fee(a)	1,405,539	1,414,286	2,849,851	2,747,391
Interest expense(b)	—	191,028	—	418,681
Professional fees	216,642	113,271	355,927	211,907
Directors’ fees	78,000	63,750	147,000	127,500
Administrative fee(a)	66,250	66,250	132,500	132,500
Other expenses	130,740	63,468	235,425	138,234
Total expenses	2,960,529	2,996,030	5,818,049	5,969,044
Base management fee waivers(a)	(372,175)	(379,392)	(734,071)	(767,491)
Incentive fee waivers(a)	(902,033)	(888,767)	(1,792,623)	(1,778,063)
Total expenses, net of waivers	$1,686,321	$1,727,871	$3,291,355	$3,423,490

(a)Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

(b)Refer to Note 8-Borrowings within the financial statements for a description of the relevant expenses.

The decrease in base management fees before waivers for the three months ended June 30, 2024 in comparison to the three months ended June 30, 2023 was driven by our decreasing average gross assets balance. For the three months ended June 30, 2024 and 2023, we accrued gross base management fees before waivers of $1,063,358 and $1,083,977, respectively. Offsetting those fees, we recognized base management fee waivers of $372,175 and $379,392 for three months ended June 30, 2024 and 2023, respectively.

The decrease in base management fees before waivers for the six months ended June 30, 2024 in comparison to the six months ended June 30, 2023 was driven by our decreasing average gross assets balance. For the six months ended June 30, 2024 and 2023, we accrued gross base management fees before waivers of $2,097,346 and $2,192,831, respectively. Offsetting those fees, we recognized base management fee waivers of $734,071 and $767,491 for six months ended June 30, 2024 and 2023, respectively.

The decrease in incentive fees before waivers for the three months ended June 30, 2024 in comparison to the three months ended June 30, 2023 was driven by our decrease in net investment income. For the three months ended June 30, 2024 and 2023, we accrued incentive fees related to net investment income before waivers of $1,405,539 and $1,414,286, respectively. Offsetting those fees, we recognized incentive fee waivers of $902,033 and $888,767, respectively.

The increase in incentive fees before waivers for the six months ended June 30, 2024 in comparison to the six months ended June 30, 2023 was driven by our increase in net investment income. For the six months ended June 30, 2024 and 2023, we accrued incentive fees related to net investment income before waivers of $2,849,851 and $2,747,391, respectively. Offsetting those fees, we recognized incentive fee waivers of $1,792,623 and $1,778,063, respectively.

Additionally, we accrued $66,250 and $132,500 of administrative fees for each of the three and six-month periods ended June 30, 2024 and 2023, respectively. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three and six months ended June 30, 2024, we incurred professional fees of $216,642 and $355,927, respectively, related to audit fees, tax fees, and legal fees. During the three and six months ended June 30, 2023, we incurred professional fees of $113,271 and $211,907, respectively, related to audit fees, tax fees, and legal fees.

During the three and six months ended June 30, 2024, we incurred expenses related to fees paid to our independent directors of $78,000 and $147,000, respectively. During the three and six months ended June 30, 2023, we incurred expenses related to fees paid to our independent directors of $63,750 and $127,500, respectively.

During the three and six months ended June 30, 2024, we incurred no interest expense in connection with our short-term borrowings. During the three and six months ended June 30, 2023, we incurred interest expense of $191,028 and $418,681, respectively, in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $102,406 and $(113,252) in net realized gains (losses) for the three months ended June 30, 2024 and 2023, respectively. We recognized $(213,441) and $(157,246) in net realized gains (losses) for the six months ended June 30, 2024 and 2023, respectively.

Net change in unrealized depreciation on investments for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
First Lien Debt	$(489,669)	$274,208	$280,436	$(315,560)
Unitranche Debt	(1,465,972)	(203,195)	(2,479,702)	(129,704)
Second Lien Debt	166,111	(1,304,066)	(458,415)	(1,519,791)
Equity and Preferred Shares	225,431	(11,106)	501,097	164,169
Net change in unrealized depreciation on investments	$(1,564,099)	$(1,244,159)	$(2,156,584)	$(1,800,886)

Net change in unrealized depreciation on investments during the three months ended June 30, 2024 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the six months ended June 30, 2024 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three months ended June 30, 2023 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the six months ended June 30, 2023 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses, cash distributions to our stockholders, and repurchases of common stock from our stockholders. As of June 30, 2024 and December 31, 2023, we had cash of $37,692,055 and $20,940,279, respectively.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $27,858,137. The primary operating activities during this period were investments in portfolio companies. The Company invested $44,059,777 in new portfolio investments and $15,073,224 in existing portfolio investments during the six months ended June 30, 2024. This was offset by repayments of bank loans and sales of investments of $49,183,712 and $12,461,995, respectively. Net cash provided by operating activities for the six months ended June 30, 2023 was $51,439,220. The primary operating activities during this period were investments in portfolio companies. The Company invested $18,843,855 in new portfolio investments and $5,203,042 in existing portfolio investments during the six months ended June 30, 2023. This was offset by repayments of bank loans and sales of investments of $22,522,185 and $30,203,132, respectively.

As of June 30, 2024, we had 113 investments with unfunded commitments of $39,948,457. As of December 31, 2023, we had 84 investments with unfunded commitments of $27,258,654. We believe that, as of both June 30, 2024 and December 31, 2023, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2024 and 2023:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Beginning investment portfolio	$387,194,568	$420,828,658
Investments in new portfolio investments	44,059,777	18,843,855
Investments in existing portfolio investments	15,073,224	5,203,042
Principal repayments	(49,183,712)	(22,522,185)
Proceeds from sales of investments	(12,461,995)	(30,203,132)
Net change in unrealized depreciation on investments	(2,156,584)	(1,800,886)
Net realized loss on investments	(213,441)	(157,246)
Net change in premiums, discounts and amortization	624,432	471,053
Investment Portfolio, at Fair Value	$382,936,269	$390,663,159

Financing Activities

Net cash used in our financing activities for the six months ended June 30, 2024 was $11,106,361, which consisted of $37,000,000 from issuances of 3,948,773 shares to our stockholders in connections with our capital calls during the period, $30,000,000 in repurchases of 3,201,708 shares to our stockholders in connection with the Tender Offer during the period, and $18,106,361 of distributions paid to our common stockholders during the period. Net cash used in our financing activities for the six months ended June 30, 2023 was $53,478,886, which consisted of $30,000,000 in repurchases of 3,217,426 shares to our stockholders in connection with the Tender Offer during the period, $5,783,740 in connection with repayments of our short-term borrowings during the period, and $17,695,146 of distributions paid to our common stockholders during the period.

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

As of June 30, 2024, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of June 30, 2024 and December 31, 2023, were 45,266,061 and 44,518,989, respectively.

Distributions to Stockholders – Common Stock Distributions

We have elected to be treated, and intend to qualify annually, as a RIC for U.S. federal income tax purposes. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify to be taxed as a RIC and thus avoid corporate-level income tax on the income that we distribute as dividends to our stockholders, we are required to distribute dividends to our stockholders each taxable year generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to the deduction for any dividends paid. To avoid a 4% excise tax on undistributed earnings, we are required to distribute dividends to our stockholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of our ordinary income (taking into account certain deferrals and elections) for such calendar year, (ii) 98.2% of our capital gain net income, adjusted for certain ordinary losses, for the one-year period ending October 31 of that calendar year and (iii) any income or capital gains recognized, but not distributed, in preceding calendar years and on which we incurred no federal income tax. We intend to make distributions to stockholders on an annual basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our Board of Directors and will largely be driven by portfolio specific events and tax considerations.

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $18,106,422, or $0.400 per share during the three and six months ended June 30, 2024. We declared distributions of $17,695,204, or $0.410 per share during the three and six months ended June 30, 2023.

The determination of the tax attributes of the Company’s distributions, including distributions in connection with tender offers, are made annually at the end of the Company’s taxable year, based upon the Company’s taxable income for the full taxable year and distributions paid for the full taxable year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full taxable year. The actual tax characteristics of distributions to stockholders will be reported to the Company’s stockholders subject to information reporting after the close of the calendar year.

Related Party Fees

For the three months ended June 30, 2024 and 2023, we recorded base management fees of $1,063,358 and $1,083,977, respectively. Offsetting these fees were waivers to the base management fees of $372,175 and $379,392, respectively, as set forth within the accompanying statements of operations. For the six months ended June 30, 2024 and 2023, we recorded base management fees of $2,097,346 and $2,192,831, respectively. Offsetting these fees were waivers to the base management fees of $734,071 and $767,491, respectively, as set forth within the accompanying statements of operations.

For the three months ended June 30, 2024 and 2023, we recorded incentive fees of $1,405,539 and $1,414,286, respectively. Offsetting these waivers to the incentive fees of $902,033 and $888,767, respectively, as set forth within the accompanying statements of operations. For the six months ended June 30, 2024 and 2023, we recorded incentive fees of $2,849,851 and $2,747,391, respectively. Offsetting these waivers to the incentive fees of $1,792,623 and $1,778,063, respectively, as set forth within the accompanying statements of operations.

For both the three months ended June 30, 2024 and 2023, we recorded administrative fees of $62,500, as set forth within the accompanying statements of operations. For both the six months ended June 30, 2024 and 2023, we recorded administrative fees of $132,500, as set forth within the accompanying statements of operations.

Fees due to related parties as of June 30, 2024 and December 31, 2023 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2024	December 31, 2023
Net base management fee due to Adviser	$691,183	$687,175
Net incentive fee due to Adviser	503,506	596,757
Total fees due to Adviser, net of waivers	1,194,689	1,283,932
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,260,939	$1,350,182

Tender Offers

To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct a tender offer. Our tenders for the shares of Common Stock, if any, are conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act.

On April 10, 2024, the Company issued a Tender Offer to repurchase $30.0 million worth of Common Stock from the Stockholder. The Offer was accepted in full on May 10, 2024.

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

PIK Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be included in the amounts paid out by us to stockholders in the form of distributions, even if we have not collected any cash.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2024, we had 113 investments with unfunded commitments of $39,948,457. As of December 31, 2023, we had 84 investments with unfunded commitments of $27,258,654. We believe that, as of June 30, 2024 and December 31, 2023, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates based on the Secured Overnight Financing Rate (SOFR) or an equivalent risk-free index rate. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Stock and our rate of return on invested capital. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Increase (decrease) in
Change in interest rates	investment income
Up 300 basis points	11,636,998
Up 200 basis points	7,757,999
Up 100 basis points	3,878,999
Down 100 basis points	(3,878,999)
Down 200 basis points	(7,757,999)
Down 300 basis points	(11,636,998)

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors in Part I, Item 1A “Risk Factors” of our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

101	XBRL Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: August 13, 2024	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 13, 2024	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer