Form 10-Q
period 2024-09-30
Audax Credit BDC Inc.
filed 2024-11-13
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 52,502,906 shares of common stock, par value $0.001 per share, outstanding as of November 13, 2024.

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2024 and December 31, 2023

(Expressed in U.S. Dollars)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $402,390,620 and $390,471,358, respectively)	$395,592,598	$387,194,568
Cash and cash equivalents	21,068,881	20,940,279
Interest receivable	2,832,092	2,502,835
Receivable from investments sold	2,553,878	2,801,365
Receivable from bank loan repayment	152,705	25,710
Other assets	60,000	—
Total Assets	$422,260,154	$413,464,757

Liabilities
Payable for investments purchased	$7,768,063	$2,455,000
Fees due to investment advisor, net of waivers(a)	1,253,023	1,283,932
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	565,445	575,297
Total Liabilities	$9,652,781	$4,380,479
Commitments and contingencies(b)

Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 45,266,064 and 44,518,989 shares issued and outstanding, respectively	$45,266	$44,519
Capital in excess of par value	427,441,550	420,442,206
Total distributable loss	(14,879,443)	(11,402,447)
Total Net Assets	$412,607,373	$409,084,278

Net Asset Value per Share of Common Stock at End of Period	$9.12	$9.19

Shares Outstanding	45,266,064	44,518,989
(a)	Refer to Note 4-Related Party Transactions for additional information.
(b)	Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment Income
Interest income
Non-Control/Non-Affiliate	$10,673,020	$10,798,191	$31,618,189	$31,370,065
Other	89,706	87,639	332,334	213,217
Total interest income	10,762,726	10,885,830	31,950,523	31,583,282
Other income
Non-Control/Non-Affiliate	66,642	121,841	110,594	193,094
Total income	10,829,368	11,007,671	32,061,117	31,776,376

Expenses
Base management fee(a)	$1,061,088	$1,022,684	$3,158,434	$3,215,515
Incentive fee(a)	1,465,399	1,487,402	4,315,250	4,234,793
Interest expense(b)	—	27,390	—	446,070
Professional fees	147,656	190,921	503,583	402,827
Directors’ fees	69,000	63,750	216,000	191,250
Administrative fee(a)	66,250	66,250	198,750	198,750
Other expenses	88,118	79,267	323,544	217,501
Expenses before waivers from investment adviser and administrator	2,897,511	2,937,664	8,715,561	8,906,706
Base management fee waivers(a)	(371,381)	(357,939)	(1,105,452)	(1,125,430)
Incentive fee waivers(a)	(902,083)	(893,033)	(2,694,707)	(2,671,096)
Total expenses, net of waivers	1,624,047	1,686,692	4,915,402	5,110,180
Net Investment Income	9,205,321	9,320,979	27,145,715	26,666,196

Realized and Unrealized (Loss) Gain on Investments
Net realized loss on investments	(181,064)	(22,470)	(394,505)	(179,719)
Net change in unrealized (depreciation) appreciation on investments	(1,364,648)	934,462	(3,521,232)	(866,424)
Net realized and unrealized (loss) gain on investments	(1,545,712)	911,992	(3,915,737)	(1,046,143)

Net Increase in Net Assets Resulting from Operations	$7,659,609	$10,232,971	$23,229,978	$25,620,053

Basic and Diluted per Share of Common Stock:
Net investment income	$0.20	$0.21	$0.60	$0.60
Net increase in net assets resulting from operations	$0.17	$0.23	$0.51	$0.57

Weighted average shares of common stock outstanding basic and diluted	45,266,061	45,150,215	45,343,957	44,710,583
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Operations
Net investment income	$27,145,715	$26,666,196
Net realized loss on investments	(394,505)	(179,719)
Net change in unrealized depreciation on investments	(3,521,232)	(866,424)
Net increase in net assets resulting from operations	23,229,978	25,620,053

Distributions:
Distributions of ordinary income to common stockholders(a)	(26,706,974)	(17,695,204)
Total distributions	(26,706,974)	(17,695,204)

Capital Share Transactions:
Issuance of common stock	37,000,000	30,000,000
Repurchases of common stock(a)	(30,000,000)	(47,515,735)
Reinvestment of common stock	91	58
Net decrease in net assets from capital share transactions	7,000,091	(17,515,677)

Net Increase (Decrease) in Net Assets	3,523,095	(9,590,828)
Net Assets, Beginning of Period	409,084,278	428,477,678
Net Assets, End of Period	$412,607,373	$418,886,850
(a)	Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$23,229,978	$25,620,053
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Net realized loss on investments	394,505	179,719
Net change in unrealized depreciation on investments	3,521,232	866,424
Accretion of original issue discount interest and payment-in-kind interest	(1,138,332)	(693,623)
Decrease in receivable from investments sold	247,487	4,415,431
(Increase) decrease in interest receivable	(329,257)	578
(Increase) decrease in receivable from bank loan repayment	(126,995)	33,651
Increase in other assets	(60,000)	(56,250)
Decrease in accrued expenses and other liabilities	(9,852)	(263,496)
(Decrease) increase in fees due to investment advisor(a)	(30,909)	121,805
Increase in payable for investments purchased	5,313,063	2,241,489

Investment activity:
Investments purchased	(91,535,770)	(42,408,257)
Proceeds from investments sold	15,229,825	34,263,233
Repayment of bank loans	65,130,510	37,397,666
Total investment activity	(11,175,435)	29,252,642

Net cash provided by operating activities	19,835,485	61,718,423

Cash flows from financing activities:
Issuance of shares of common stock	37,000,000	30,000,000
Repurchases of shares of common stock	(30,000,000)	(47,515,735)
Distributions paid to common stockholders	(26,706,883)	(17,695,146)
Repayments of short-term borrowings(b)	—	(13,178,611)

Net cash used in financing activities	(19,706,883)	(48,389,492)

Net increase in cash and cash equivalents	128,602	13,328,931

Cash and cash equivalents:
Cash and cash equivalents, beginning of period	20,940,279	15,923,163

Cash and cash equivalents, end of period	$21,068,881	$29,252,094

Supplemental cash flow information
Interest paid on short-term financing	$—	$578,108

Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$91	$58
Payment-in-kind (“PIK”) interest income	$501,279	$157,370
(a)	Refer to Note 4-Related Party Transactions for additional information
(b)	Refer to Note 8-Borrowings for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (94.3%) (g) (h) (i):

Services: Business
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	12/7/2021	12/15/2028	$4,387,500	$4,359,043	$4,389,682
Vortex	(j)	Unitranche Initial Term Loan	S+	5.00%	9.59%	9/1/2023	9/4/2029	4,245,761	4,176,664	4,245,761
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	5.75%	10.34%	12/7/2022	12/7/2028	4,126,419	4,040,077	4,126,419
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	10.59%	12/16/2021	1/20/2028	4,130,501	4,086,700	4,115,320
CoAdvantage		Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	10.09%	8/2/2023	8/2/2029	3,811,500	3,811,500	3,782,914
Amplix		Unitranche First Amendment Term Loan	S+	6.25%	10.84%	10/19/2023	10/18/2029	3,739,875	3,649,313	3,739,875
Golden Source		Unitranche Initial Term Loan	S+	5.50%	10.09%	3/25/2022	5/12/2028	3,385,186	3,316,140	3,385,186
Eliassen		Unitranche Initial Term Loan	S+	5.75%	10.34%	3/31/2022	4/14/2028	3,423,963	3,384,682	3,372,603
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	10.34%	3/25/2022	4/9/2029	3,739,534	3,692,003	3,178,604
Kept Companies		Senior Secured Term Loan	S+	5.25%	9.84%	4/30/2024	4/30/2029	3,143,790	3,092,698	3,128,071
CoolSys	(k)	Senior Secured Closing Date Initial Term Loan	S+	4.75%	9.34%	8/4/2021	8/11/2028	2,978,418	2,959,334	2,948,593
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	10.34%	12/10/2021	11/30/2027	2,941,558	2,921,529	2,919,497
Veregy		Senior Secured Initial Term Loan	S+	6.00%	10.59%	11/2/2020	11/3/2027	2,421,528	2,392,382	2,409,421
Epiq	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.34%	7/17/2024	4/26/2029	1,994,911	1,989,911	2,005,245
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.09%	12/9/2021	12/15/2028	1,950,000	1,937,409	1,952,028
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	10.34%	6/6/2022	6/15/2028	1,910,909	1,883,366	1,910,909
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.00%	9.59%	9/16/2022	3/12/2027	1,895,795	1,857,156	1,895,795
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	11.09%	12/23/2022	1/20/2028	1,832,782	1,790,958	1,832,782
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	8.34%	3/6/2020	4/9/2027	1,730,009	1,723,129	1,697,243
Vensure	(k)	Senior Secured Initial Term Loan	S+	5.00%	9.59%	9/23/2024	9/27/2031	1,557,740	1,539,951	1,542,162
Paradigm Outcomes	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.84%	4/2/2024	5/6/2031	1,496,250	1,489,017	1,507,008
Argano	(k)	Senior Secured Initial Term Loan	S+	5.75%	10.34%	9/13/2024	9/15/2029	1,500,000	1,470,000	1,470,000
Vistage		Senior Secured Initial Term Loan	S+	4.75%	9.34%	7/18/2022	7/13/2029	1,476,203	1,453,939	1,461,441
Insight Global		Unitranche Closing Date Term Loan	S+	6.00%	10.59%	9/22/2021	9/22/2028	1,455,000	1,435,604	1,444,088
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.59%	1/19/2022	12/29/2028	1,438,214	1,435,793	1,407,652
Heartland		Senior Secured Initial Term Loan	S+	5.25%	9.84%	12/1/2023	12/12/2029	1,079,833	1,058,953	1,067,685
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	10.84%	3/31/2023	3/30/2029	1,060,622	1,032,769	1,057,970
Colibri	(k)	Senior Secured First Amendment Incremental Term Loan	S+	5.00%	9.59%	11/9/2023	3/12/2029	992,500	970,726	995,507
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	9.84%	10/20/2023	10/31/2030	994,962	981,273	994,962
Aprio		Senior Secured Initial Term Loan	S+	4.75%	9.34%	8/1/2024	8/1/2031	1,000,000	985,829	992,500
TRC Companies	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	11/19/2021	12/8/2028	975,002	971,877	975,768
eResearch	(k)	Senior Secured Tranche B-1 Term Loan (First Lien)	S+	4.00%	8.59%	12/1/2020	2/4/2027	962,318	962,318	967,562
WIRB-Copernicus Group	(k)	Senior Secured 2024 Refinancing Term Loan	S+	3.50%	8.09%	12/13/2019	1/8/2027	957,500	954,028	958,797
Secretariat International		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.34%	12/16/2021	12/29/2028	958,487	955,211	953,694
Divisions Maintenance Group	(k)	Senior Secured Term B Loan	S+	4.75%	9.34%	5/21/2021	5/27/2028	900,788	895,542	898,536
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.84%	12/9/2021	3/6/2028	969,849	968,382	876,501
Ahead	(k)	Senior Secured Term B-3 Loan (First Lien)	S+	3.50%	8.09%	8/2/2024	2/1/2031	498,750	497,540	500,054
Geosyntec	(k)	Senior Secured Initial Term Loan	S+	3.75%	8.34%	7/24/2024	7/31/2031	500,000	497,500	497,786
Perficient	(k)	Senior Secured Closing Date Term Loan	S+	3.50%	8.09%	8/2/2024	10/1/2031	500,000	497,500	497,500
HireRight	(k)	Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.00%	8.59%	3/25/2024	9/27/2030	498,741	492,961	496,247
S&P Engineering Solutions		Senior Secured Initial Term Loan	S+	5.00%	9.59%	3/31/2023	5/2/2030	495,000	482,707	493,763
Service Logic		Senior Secured Relevant Term Loan	S+	3.50%	8.09%	2/8/2024	10/30/2027	496,186	496,348	490,604
System One		Senior Secured 2024 Refinancing Term Loan	S+	3.75%	8.34%	1/28/2021	3/2/2028	483,750	482,475	478,308
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	5.75%	10.34%	12/7/2022	12/7/2028	363,810	346,667	363,810
Golden Source		Senior Secured Revolving Loan	S+	5.50%	10.09%	3/25/2022	5/12/2028	347,418	338,028	347,418
OSG Billing Services		Senior Secured Last-Out Term Loan	S+	6.25%	10.84%	11/30/2023	11/30/2028	312,562	312,562	310,999
OSG Billing Services		Senior Secured First-Out Term Loan	S+	8.00%	12.59%	11/30/2023	5/30/2028	219,341	209,666	218,244
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	10.34%	3/25/2022	4/9/2029	230,769	226,731	196,154
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	10.34%	6/6/2022	12/15/2028	79,545	75,000	79,545
Aprio		Senior Secured Revolving Loan	S+	4.75%	9.34%	8/1/2024	8/1/2031	79,898	79,399	79,299
VC3	(j)	Senior Secured Revolving Credit	S+	5.00%	9.59%	7/21/2022	3/12/2027	76,923	74,231	76,923
Vortex	(j)	Senior Secured Revolving Loan	S+	5.00%	9.59%	9/1/2023	9/4/2029	72,783	38,267	72,783
Heartland		Senior Secured Revolving Credit Loan	S+	5.25%	9.84%	12/1/2023	12/12/2029	39,655	35,517	39,209
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	10.84%	3/31/2023	3/30/2029	10,657	8,526	10,631
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	5.00%	9.59%	3/31/2023	5/2/2029	—	(1,471)	—
Kept Companies		Senior Secured Revolving Loan	S+	5.25%	9.84%	4/30/2024	4/30/2029	—	(7,131)	—
Amplix		Senior Secured Revolving Credit Loan	S+	6.25%	10.84%	10/19/2023	10/18/2029	—	(8,242)	—
									81,799,987	81,857,058

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (94.3%) (g) (h) (i) (Continued):

Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	6.00%		10.59%	9/22/2021	9/30/2027	$4,860,901	$4,811,692	$4,860,901
Minds + Assembly	(j)	Unitranche Initial Term Loan	S+	5.75%		10.34%	5/3/2023	5/3/2029	4,048,137	3,958,609	4,048,137
Radiology Partners	(k)	Senior Secured Term B Loan	S+	3.50%, 1.50	% PIK	9.59%	6/28/2018	1/31/2029	3,761,315	3,818,330	3,695,510
OrthoNebraska	(j)	Unitranche Term Loan	S+	6.50%		11.09%	7/31/2023	7/31/2028	3,352,242	3,258,164	3,352,242
PharMedQuest	(j)	Unitranche Term A Loan	S+	5.25%		9.84%	11/6/2019	11/6/2025	3,263,398	3,263,857	3,263,398
InterMed	(j)	Unitranche Initial Term Loan	S+	6.50%		11.09%	12/22/2022	12/24/2029	2,985,961	2,916,604	2,985,961
RevHealth	(j)	Unitranche Initial Term Loan	S+	5.75%		10.34%	7/22/2022	7/21/2028	4,195,206	4,135,929	2,947,114
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%		10.34%	5/27/2022	6/13/2029	2,487,240	2,436,709	2,193,435
TEAM Services		Senior Secured Incremental Term Loan (First Lien)	S+	5.25%		9.84%	6/28/2024	12/20/2027	2,000,000	1,961,765	2,000,000
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.09%	7/2/2021	7/3/2028	1,941,044	1,934,023	1,887,665
InHealth Medical Alliance	(o)	Unitranche Initial Term Loan	S+	7.00	% PIK	11.59%	6/25/2021	6/28/2028	3,594,124	3,573,089	1,868,945
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+	5.00%		9.59%	7/13/2021	12/30/2027	1,820,953	1,810,132	1,820,953
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%		8.59%	5/12/2021	5/18/2028	1,830,242	1,824,667	1,793,637
U.S. Foot and Ankle Specialists		Senior Secured Term Loan	S+	5.75%		10.34%	4/17/2024	9/15/2026	1,726,551	1,706,156	1,713,602
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+	4.25%		8.84%	10/24/2019	11/20/2026	1,916,859	1,915,377	1,668,732
Blue Cloud		Senior Secured Closing Date Term Loan	S+	4.75%		9.34%	12/13/2021	1/21/2028	1,670,875	1,655,364	1,658,343
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		8.34%	4/1/2021	5/10/2028	1,482,429	1,477,016	1,484,282
Mission Vet Partners	(k)	Senior Secured 2024 New Term Loan	S+	3.75%		8.34%	6/11/2024	4/27/2028	1,458,844	1,448,753	1,460,820
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.25%		8.84%	12/18/2020	12/22/2027	1,451,250	1,439,878	1,451,250
Forefront	(k)	Senior Secured Term B-1 Loan	S+	5.50%		10.09%	12/14/2023	3/30/2029	1,492,500	1,462,457	1,426,136
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.09%	11/23/2020	12/22/2027	1,447,500	1,436,113	1,325,910
nThrive		Senior Secured Initial Loan (Second Lien)	S+	6.75%		11.34%	11/19/2021	12/17/2029	2,000,000	1,981,236	1,300,000
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%		9.59%	3/11/2022	4/23/2029	1,298,378	1,276,282	1,278,903
Micro Merchant Systems		Unitranche Initial Term Loan	S+	4.75%		9.34%	3/2/2022	12/14/2027	1,204,745	1,195,717	1,201,734
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	S+	4.50%		9.09%	4/1/2021	4/17/2028	1,050,980	1,045,323	1,048,353
MB2 Dental		Unitranche Initial Term Loan	S+	6.00%		10.59%	2/5/2024	2/13/2031	1,013,890	1,003,661	1,011,356
Press Ganey	(k)	Senior Secured Initial Term Loan (2024) (First Lien)	S+	3.50%		8.09%	4/24/2024	4/30/2031	1,000,000	990,357	999,020
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	S+	8.00%		12.59%	4/1/2021	4/16/2029	1,000,000	990,595	997,500
PharMedQuest		Unitranche Fifth Amendment Incremental Term Loan	S+	5.25%		9.84%	10/27/2023	11/6/2025	990,000	980,667	990,000
Cirtec Medical		Senior Secured U.S. Dollar Term Loan	S+	5.00%		9.59%	1/30/2023	1/30/2029	985,000	960,184	980,075
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%		10.59%	6/27/2022	6/28/2029	979,593	934,045	964,899
NSM	(j)(k)	Senior Secured Amendment No. 6 Incremental Term Loan	S+	5.25%		9.84%	8/5/2024	5/14/2029	955,000	952,613	958,610
Wedgewood		Senior Secured Initial Term Loan	S+	4.25%		8.84%	2/24/2021	3/31/2028	970,000	964,146	957,875
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%		8.84%	3/23/2022	3/30/2029	977,797	965,776	934,320
nThrive		Senior Secured Initial Term Loan (First Lien)	S+	4.00%		8.59%	11/19/2021	12/18/2028	975,000	972,250	780,000
ImageFirst		Senior Secured 2024 Refinancing Term Loan	S+	4.25%		8.84%	4/26/2021	4/27/2028	594,147	592,429	591,176
MyEyeDr	(k)	Senior Secured Eighth Amendment Refinancing Term Loan (First Lien)	S+	4.00%		8.59%	4/15/2024	4/15/2031	514,577	514,577	515,974
Cirtec Medical	(j)	Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.00%		9.59%	7/2/2024	1/30/2029	498,750	492,361	496,256
Paradigm Oral Health	(j)(k)	Senior Secured Initial Term Loan	S+	4.75%		9.34%	9/30/2024	11/16/2028	495,238	472,762	492,762
TEAM Services	(k)	Senior Secured Term Loan (First Lien)	S+	5.00%		9.59%	1/25/2024	12/20/2027	496,144	493,941	491,555
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%		12.09%	4/11/2023	11/30/2028	492,500	465,694	481,419
AccentCare		Senior Secured Tranche B Term Loan	S+	4.00%		8.59%	6/15/2021	9/20/2028	483,844	483,844	468,119
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%		11.09%	12/22/2022	12/22/2028	464,363	442,765	464,363
TEAM Services	(j)(k)	Senior Secured Term Loan (Second Lien)	S+	9.00%		13.59%	1/5/2024	12/18/2028	410,000	407,950	407,950
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.75%		9.34%	3/22/2021	2/6/2026	377,041	376,500	364,787
Western Dental		Senior Secured Second-Out Term Loan (Tranche B)	S+	1.00%, 6.25	% PIK	11.84%	6/14/2024	8/18/2028	505,508	402,754	328,580
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.75%		9.34%	2/27/2017	2/6/2026	321,058	321,059	310,624
UDG	(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%		8.84%	8/6/2021	8/19/2028	315,938	314,242	310,409
Solis Mammography		Senior Secured 2024 Incremental Term Loan	S+	4.50%		9.09%	3/23/2024	4/17/2028	199,000	196,344	198,503
AccentCare		Senior Secured Tranche A Term Loan	S+	5.50%		10.09%	2/5/2024	6/20/2028	119,820	116,006	116,525
Western Dental		Senior Secured First-Out Term Loan (Tranche A-1)	S+	6.50%		11.09%	6/18/2024	5/18/2028	93,501	88,301	93,501
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%		10.34%	7/22/2022	7/21/2028	102,740	102,740	72,174
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%		9.34%	3/11/2022	4/21/2028	55,219	51,852	54,391
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%		11.09%	7/31/2023	7/31/2028	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan	S+	5.75%		10.34%	5/3/2023	5/3/2029	—	(18,789)	—
										73,761,144	69,568,686

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Banking, Finance, Insurance & Real Estate
Cerity Partners		Unitranche Initial Term Loan	S+	5.25%		9.84%	7/28/2022	7/28/2029	$4,566,308	$4,510,249	$4,566,308
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.25%		9.84%	6/13/2022	6/30/2028	4,406,463	4,327,190	4,406,463
Alera		Unitranche 2022 Incremental Term Loan	S+	5.25%		9.84%	8/31/2022	10/2/2028	3,927,833	3,866,966	3,918,014
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%		8.34%	7/22/2021	7/31/2028	3,890,000	3,876,193	3,544,763
Ascensus	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%		8.09%	11/17/2021	8/2/2028	2,843,804	2,835,753	2,847,373
Prime Pensions	(j)	Unitranche Initial Term Loan	S+	5.25%		9.84%	2/20/2024	2/26/2030	2,700,000	2,629,067	2,700,000
EPIC Insurance		Unitranche Refinancing Tranche B Term Loan	S+	4.50%		9.09%	8/27/2021	9/29/2028	2,115,833	2,092,017	2,099,964
Kestra Financial	(k)	Senior Secured Restatement Term Loan	S+	4.00%		8.59%	3/19/2024	3/22/2031	1,995,000	1,990,269	2,003,100
Beta+		Senior Secured Initial Term Loan	S+	5.75%		10.34%	6/24/2022	7/2/2029	1,960,000	1,865,520	1,920,800
Orion	(k)	Senior Secured 2021 Refinancing Term Loan (First Lien)	S+	3.75%		8.34%	8/4/2020	9/24/2027	1,443,881	1,436,288	1,443,679
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.75%		9.34%	3/29/2022	6/1/2026	1,231,092	1,218,280	1,228,014
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%		10.84%	4/21/2021	4/28/2028	1,140,192	1,127,415	1,140,192
Osaic	(j)(k)	Senior Secured Term B-3 Loan	S+	4.00%		8.59%	8/16/2023	8/17/2028	1,008,615	1,000,412	998,997
Steward Partners		Senior Secured Closing Date Term B Loan	S+	5.50%		10.09%	12/8/2023	10/14/2028	977,417	955,537	972,530
LERETA		Senior Secured Initial Term Loan	S+	5.25%		9.84%	7/27/2021	7/30/2028	970,000	963,804	931,200
OneDigital	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	3.25%		7.84%	6/13/2024	7/2/2031	748,125	744,375	743,139
Cherry Bekaert		Unitranche Amendment No. 1 Term Loan	S+	5.25%		9.84%	10/11/2023	6/30/2028	720,926	708,487	720,926
AssetMark	(k)	Senior Secured Initial Term Loan	S+	3.00%		7.59%	6/3/2024	9/5/2031	500,000	498,063	494,765
Integro	(m)	Senior Secured 2022 Refinancing Term Loan (First Lien)	S+	12.25	% PIK	16.84%	10/9/2015	10/30/2024	258,377	258,931	258,377
Beta+		Senior Secured Revolving Credit Loan	S+	4.50%		9.09%	6/24/2022	7/1/2027	132,619	126,403	129,966
EPIC Insurance		Senior Secured Refinancing Revolving Loan	S+	4.50%		9.09%	8/27/2021	9/29/2028	57,139	56,870	56,711
Steward Partners		Senior Secured Revolving Loan	S+	5.50%		10.09%	12/20/2023	10/14/2028	—	(5,389)	—
Prime Pensions	(j)	Senior Secured Revolving Credit	S+	5.25%		9.84%	2/20/2024	2/26/2030	—	(7,619)	—
										37,075,081	37,125,281

Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%		10.34%	3/25/2022	3/31/2028	3,910,000	3,858,807	3,890,450
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%		8.59%	12/12/2018	12/15/2025	3,773,150	3,758,504	3,714,987
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		8.34%	3/17/2021	3/31/2028	3,626,319	3,619,720	3,631,305
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.25%		9.84%	6/15/2022	8/12/2029	2,917,598	2,954,933	2,903,010
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%		10.59%	9/30/2022	7/29/2029	2,292,500	2,244,492	2,235,188
Shaw		Senior Secured Initial Senior Term Facility	S+	6.00%		10.59%	9/30/2023	8/28/2029	1,778,298	1,745,591	1,756,069
Radwell		Unitranche Initial Term Loan	S+	5.50%		10.09%	3/11/2022	4/1/2029	1,632,308	1,614,876	1,620,065
Trystar		Senior Secured Initial Term Loan	S+	4.50%		9.09%	7/31/2024	8/6/2031	1,000,000	988,253	995,000
MW Industries		Senior Secured Initial Term Loan	S+	7.00%		11.59%	3/31/2023	3/31/2030	945,910	922,604	934,086
Hobbs & Associates		Senior Secured Closing Date Term Loan	S+	3.25%		7.84%	7/16/2024	7/23/2031	909,091	906,818	902,273
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%		10.59%	5/26/2022	5/31/2029	980,000	923,699	862,400
Associated Springs		Senior Secured Initial Term Loan	S+	6.00%		10.59%	3/7/2024	4/4/2030	552,396	539,885	552,396
TriMark		Senior Secured Initial Tranche B Loan	S+	5.25	% PIK	9.84%	1/16/2024	6/30/2029	653,307	653,307	525,912
Ohio Transmission		Unitranche Initial Term Loan	S+	5.50%		10.09%	12/12/2023	12/19/2030	525,683	514,200	523,054
CIRCOR		Senior Secured Initial Term Loan	S+	6.00%		10.59%	9/30/2023	10/18/2030	498,750	489,871	498,750
nVent	(k)	Senior Secured Term Loan B	S+	3.50%		8.09%	9/30/2024	9/17/2031	500,000	497,500	497,500
Trystar		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.50%		9.09%	9/5/2024	8/6/2031	500,000	494,060	497,500
Bad Boy Mowers		Senior Secured Initial Term Loan (First Lien)	S+	6.00%		10.59%	11/29/2023	11/9/2029	496,250	485,129	492,528
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.75%		8.34%	3/5/2020	5/19/2028	478,883	478,883	481,045
Chromalloy	(k)	Senior Secured Term Loan	S+	3.75%		8.34%	3/22/2024	3/27/2031	498,750	493,977	474,970
Infinite Electronics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%		8.34%	2/24/2021	3/2/2028	483,881	483,251	470,775
Pegasus		Senior Secured Initial Term Loan	S+	5.25%		9.84%	1/24/2024	1/19/2031	412,274	405,620	409,182
SPX Flow	(k)	Senior Secured 2024 Refinancing Term Loan	S+	3.50%		8.09%	3/18/2022	4/5/2029	348,750	338,091	349,587
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%		10.34%	3/25/2022	3/31/2028	104,615	101,662	104,092
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%		10.59%	8/11/2022	7/29/2028	85,658	75,253	83,516
Radwell		Senior Secured Revolving Loan	S+	5.50%		10.09%	3/11/2022	4/1/2029	16,000	14,800	15,880
Ohio Transmission		Senior Secured Initial Revolving Loan	S+	5.50%		10.09%	12/19/2023	12/19/2029	10,400	9,707	10,348
Trystar		Senior Secured Revolving Credit Loan	S+	4.50%		9.09%	7/31/2024	8/6/2031	—	(2,727)	—
CIRCOR		Senior Secured Revolving Credit Loan	S+	6.00%		10.59%	10/20/2023	10/18/2029	—	(1,151)	—
Associated Springs		Senior Secured Revolving Loan	S+	6.00%		10.59%	3/7/2024	4/4/2030	—	(1,888)	—
										29,607,727	29,431,868

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	10.59%	12/10/2021	12/23/2026	$6,302,581	$6,228,071	$6,302,581
Brook & Whittle	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.59%	12/9/2021	12/14/2028	3,075,965	3,058,689	2,835,932
Anchor Packaging	(k)	Senior Secured Amendment No.4 Term Loan (First Lien)	S+	3.75%	8.34%	7/17/2019	7/18/2029	2,452,334	2,442,550	2,464,032
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	8.84%	12/15/2021	12/16/2028	2,015,454	2,001,247	2,005,377
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	8.84%	7/2/2021	7/7/2028	1,828,054	1,822,443	1,786,923
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	7.84%	1/29/2021	3/3/2028	1,778,218	1,773,028	1,769,327
Tekni-Plex	(k)	Senior Secured Tranche B-6 Initial Term Loan	S+	4.00%	8.59%	3/27/2024	9/15/2028	1,610,046	1,608,315	1,614,457
Technimark		Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.09%	6/30/2021	4/14/2031	1,455,103	1,450,809	1,436,914
Intertape Polymer	(k)(n)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.34%	6/15/2022	6/28/2028	1,382,162	1,337,303	1,308,161
Transcendia		Unitranche Term Loan (2024)	S+	6.50%	11.09%	5/23/2024	11/23/2029	1,000,000	980,858	992,500
Lacerta		Senior Secured Term Loan	S+	5.50%	10.09%	2/8/2021	12/30/2026	962,500	957,534	936,031
Novolex	(k)	Senior Secured Term B Loan (First Lien)	S+	3.18%	7.77%	3/30/2022	4/13/2029	813,333	797,841	810,080
Applied Adhesives		Senior Secured Term A Loan	S+	4.75%	9.34%	3/12/2021	3/12/2027	610,563	607,554	605,983
SupplyOne	(k)	Senior Secured Term B Loan	S+	4.25%	8.84%	3/27/2024	4/19/2031	497,500	492,737	499,575
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	10.84%	7/18/2023	7/19/2029	496,250	481,606	490,047
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.84%	4/27/2022	5/5/2029	490,000	484,866	482,650
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	9.84%	11/29/2021	12/1/2027	450,000	447,092	432,000
Applied Adhesives		Senior Secured Revolving Loan	S+	4.75%	9.34%	3/12/2021	3/12/2027	—	(616)	—
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	10.84%	7/18/2023	7/19/2028	—	(3,233)	—

High Tech Industries
Ivanti Software		Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+	4.25%	8.84%	11/20/2020	12/1/2027	2,910,375	2,885,533	2,655,615
Planview	(k)	Senior Secured 2024-A Incremental Term Loan (First Lien)	S+	3.75%	8.34%	12/11/2020	12/17/2027	2,566,034	2,550,936	2,570,871
Idera	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	3.50%	8.09%	6/27/2017	3/2/2028	2,534,039	2,534,195	2,487,717
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%	8.59%	3/19/2021	4/24/2028	2,425,000	2,417,358	2,367,418
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%	11.59%	5/17/2022	8/15/2030	2,000,000	1,948,729	1,935,000
Intermedia		Unitranche 2024 Refinancing Term Loan (First Lien)	S+	5.25%	9.84%	4/4/2024	4/4/2029	1,895,000	1,895,000	1,890,263
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%	8.59%	12/19/2019	11/19/2026	1,934,282	1,930,997	1,849,657
Xplor Technologies		Senior Secured Initial Term Loan	S+	4.25%	8.84%	6/14/2024	6/24/2031	1,500,000	1,492,660	1,500,000
BMC	(k)	Senior Secured 2031 New Dollar Term Loan	S+	3.75%	8.34%	7/3/2024	7/30/2031	1,500,000	1,494,375	1,498,808
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	9.84%	12/16/2021	12/21/2028	1,462,500	1,452,860	1,447,875
SmartBear	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.84%	11/20/2020	3/3/2028	967,500	962,039	970,828
ORBCOMM	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	8.84%	6/17/2021	9/1/2028	970,000	966,894	885,125
Options IT	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.34%	9/20/2024	9/30/2031	743,590	730,513	732,436
Aptean		Unitranche Initial Term Loan	S+	5.00%	9.59%	1/1/2024	1/30/2031	525,907	520,684	524,593
NCR Voyix	(k)	Senior Secured Term Loan	S+	3.25%	7.84%	9/24/2024	9/30/2031	500,000	497,500	497,500
Cloudera		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	8/10/2021	10/8/2028	487,500	484,449	485,063
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.09%	5/17/2022	8/15/2029	491,250	480,242	478,799
insightsoftware		Unitranche Initial Term Loan	S+	5.25%	9.84%	7/16/2024	5/25/2028	334,092	332,808	330,751
insightsoftware		Senior Secured Revolving Loan	S+	5.25%	9.84%	3/26/2024	5/25/2028	16,975	16,321	16,806
Options IT		Senior Secured Revolver	S+	4.75%	9.34%	9/20/2024	3/31/2031	13,402	12,062	13,302
									25,606,155	25,138,427
									26,968,694	26,772,570

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.25%	10.84%	11/1/2022	11/1/2029	$4,326,092	$4,225,719	$4,326,092
Apex Service Partners		Unitranche 2024 Term Loan	S+	5.00%	9.59%	10/16/2023	10/24/2030	2,247,605	2,223,611	2,236,367
A Place For Mom		Senior Secured Term Loan	S+	4.50%	9.09%	7/28/2017	2/10/2026	2,160,331	2,160,383	2,160,331
Taxwell		Senior Secured Initial Term Loan	S+	4.25%	8.84%	6/17/2024	6/26/2031	2,000,000	1,980,423	1,990,000
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	12.34%	12/10/2021	12/16/2029	2,000,000	1,975,218	1,985,000
Smart Start		Senior Secured Term B Loan (First Lien)	S+	4.50%	9.09%	12/10/2021	12/16/2028	1,945,000	1,938,173	1,930,413
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.84%	12/10/2021	12/15/2028	1,466,250	1,456,651	1,458,919
United Air Temp	(j)	Unitranche Initial Term Loan	S+	5.25%	9.84%	2/14/2024	3/28/2030	1,121,450	1,086,914	1,121,450
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	5.25%	9.84%	10/25/2023	1/9/2029	1,044,360	1,027,488	1,033,916
Crash Champions	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.34%	2/7/2024	2/23/2029	997,530	995,251	963,030
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.34%	8/19/2021	8/31/2028	972,500	965,576	960,344
Spring Education	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.59%	10/5/2023	10/4/2030	942,875	942,875	950,889
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	S+	5.50%	10.09%	5/4/2018	5/9/2025	569,362	568,710	540,894
Rover		Senior Secured Initial Term Loan	S+	4.75%	9.34%	2/16/2024	2/27/2031	498,750	491,720	497,503
All My Sons		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	9.34%	6/4/2024	10/25/2028	497,279	490,110	491,063
Ned Stevens 2022-2		Unitranche 2023 Incremental Delayed Draw Term Loan	S+	5.75%	11.07%	1/18/2024	11/1/2029	464,633	464,633	464,633
Apex Service Partners		Senior Secured Revolving Credit Loan	S+	5.00%	9.59%	10/16/2023	10/24/2029	70,142	68,681	69,791
Rover		Senior Secured Revolving Loan	S+	4.75%	9.34%	2/16/2024	2/27/2031	—	(2,250)	—
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.25%	10.84%	11/1/2022	11/1/2028	—	(10,154)	—
									23,049,732	23,180,635

Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.84%	8/6/2021	8/19/2028	3,388,767	3,365,153	3,278,633
Kenco		Senior Secured Initial Term Loan	S+	4.25%	8.84%	6/5/2024	11/15/2029	2,487,342	2,477,158	2,474,905
Capstone Logistics		Senior Secured 2024 Term Loan (First Lien)	S+	4.50%	9.09%	11/12/2020	11/13/2029	2,063,581	2,052,714	2,058,422
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.34%	12/9/2021	4/6/2028	1,940,000	1,936,975	1,945,054
Worldwide Express	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.59%	7/23/2021	7/26/2028	1,458,750	1,451,815	1,467,488
St. George Logistics	(k)	Senior Secured Initial Term Loan	S+	6.00%	10.59%	4/28/2022	3/24/2028	1,462,500	1,451,630	1,316,250
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	9.84%	4/14/2022	12/15/2028	1,196,087	1,188,015	1,157,214
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	10.09%	3/11/2022	12/29/2028	951,342	938,007	925,180
Kenco		Senior Secured Revolving Credit Loan	S+	4.25%	8.84%	6/5/2024	11/15/2029	75,202	72,919	74,826
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	9.84%	4/14/2022	12/17/2027	44,444	43,556	43,000
									14,977,942	14,740,972

Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	6.50%	11.09%	5/26/2023	5/29/2029	4,222,208	4,117,549	4,222,208
Highline		Senior Secured 2024-1 Refinancing Term Loan (First Lien)	S+	4.00%	8.59%	10/29/2020	11/9/2027	2,763,642	2,728,021	2,732,551
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	9.84%	6/30/2022	7/25/2029	2,084,051	1,931,549	1,975,190
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.09%	7/26/2021	7/28/2028	1,939,832	1,936,812	1,944,196
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.09%	1/20/2021	1/31/2028	1,447,500	1,447,500	1,426,555
Innovative XCessories	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.84%	2/27/2020	3/5/2027	554,155	555,490	541,169
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	6.50%	11.09%	5/26/2023	5/29/2029	376,258	360,865	376,258
									13,077,786	13,218,127

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Beverage, Food & Tobacco
Dessert Holdings	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%		8.59%	6/7/2021	6/9/2028	$2,931,285	$2,891,360	$2,781,980
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%		11.84%	12/13/2021	12/14/2029	2,500,000	2,482,444	2,481,250
Purfoods		Senior Secured 2024 Term Loan	S+	5.25%		9.84%	6/24/2024	8/12/2027	2,000,000	1,981,501	1,990,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%		8.59%	12/13/2021	12/14/2028	1,950,000	1,935,690	1,930,500
Hissho Sushi	(j)	Unitranche Term Loan	S+	5.00%		9.59%	4/7/2022	5/18/2029	1,815,357	1,789,246	1,815,357
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%		8.59%	8/13/2021	8/28/2028	972,500	966,324	961,559
Hissho Sushi		Unitranche Amendment No. 1 Incremental Term Loan	S+	5.00%		9.59%	8/7/2024	5/18/2029	523,810	517,619	523,810
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	5.00%		9.59%	4/7/2022	5/18/2029	—	(667)	—
										12,563,517	12,484,456

Construction & Building
PlayPower		Unitranche Initial Term Loan	S+	5.25%		9.84%	8/26/2024	8/28/2030	2,500,000	2,462,500	2,481,250
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+	6.00%		10.59%	12/22/2022	12/22/2028	2,246,192	2,191,112	2,246,192
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%		9.34%	10/2/2019	11/30/2027	1,745,078	1,740,866	1,688,363
Cook & Boardman	(k)	Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%		10.59%	5/29/2024	3/4/2030	1,015,523	996,376	1,015,523
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+	4.75%		9.34%	3/16/2022	12/21/2027	976,523	970,144	971,640
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+	4.75%		9.34%	2/10/2022	2/23/2029	977,500	967,671	839,836
Playcore	(k)	Senior Secured Amendment No. 3 Term Loan (First Lien)	S+	4.50%		9.09%	2/14/2024	2/20/2030	497,500	490,562	500,112
GeoStabilization		Senior Secured Initial Term Loan	S+	5.25%		9.84%	4/5/2024	12/19/2028	497,500	497,500	495,013
PlayPower		Senior Secured Revolving Loan	S+	5.25%		9.84%	8/26/2024	8/28/2030	—	(5,768)	—
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+	6.00%		10.59%	12/22/2022	12/22/2028	—	(8,264)	—
										10,302,699	10,237,929

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+	6.00	% PIK	10.59%	12/30/2021	12/30/2027	4,414,206	4,362,553	3,079,533
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+	4.25%		8.84%	3/18/2021	3/27/2028	1,935,000	1,922,846	1,820,883
Crystal Clean	(k)	Senior Secured Initial Term Loan	S+	4.50%		9.09%	10/5/2023	10/17/2030	1,489,994	1,467,370	1,497,444
Miller Environmental	(k)	Senior Secured Initial Term Loan	S+	4.75%		9.34%	9/4/2024	9/10/2031	1,421,053	1,390,855	1,399,737
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	5.00%		9.59%	11/5/2021	10/29/2027	486,250	483,369	480,172
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+	4.63%		9.22%	5/5/2022	3/27/2028	461,723	451,059	434,493
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+	6.00	% PIK	10.59%	12/30/2021	12/30/2027	331,126	324,503	231,007
Keter Environmental Services		Senior Secured Revolving Loan	S+	5.00%		9.59%	11/5/2021	10/29/2027	31,008	30,233	30,621
Miller Environmental	(k)	Senior Secured Revolving Loan (USD)	S+	4.75%		9.34%	9/4/2024	9/10/2031	—	(6,014)	—
										10,426,774	8,973,890

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Chemicals, Plastics & Rubber
Vertellus		Senior Secured Initial Term Loan	S+	5.75%		10.34%	12/18/2020	12/22/2027	$2,910,506	$2,869,247	$2,764,981
Shrieve	(k)	Unitranche Initial Term Loan	S+	6.00%		10.59%	9/23/2024	9/30/2030	2,500,000	2,450,000	2,450,000
USALCO	(k)	Senior Secured Initial Term Loan	S+	4.00%		8.59%	9/17/2024	9/30/2031	1,000,000	995,000	995,000
Boyd Group	(k)	Senior Secured 2024 Term Loan (First Lien)	S+	4.75%		9.34%	7/19/2024	7/29/2029	1,000,000	985,000	984,845
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%		8.84%	12/3/2021	6/30/2028	484,933	479,572	465,536
Polytek		Senior Secured Term Loan	S+	6.75%		11.34%	12/23/2020	12/2/2024	482,675	482,675	386,140
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%		10.34%	12/18/2020	12/22/2025	371,077	360,947	352,523
Mold-Rite		Senior Secured New Money Tranche A-1 Term Loan	S+	5.25%		9.84%	6/11/2024	10/4/2028	136,841	128,776	136,841
USALCO		Senior Secured Revolving Loan Retired 09/30/2024	S+	6.00%		10.59%	10/26/2021	10/19/2026	—	(3,226)	—
										8,747,991	8,535,866

Aerospace & Defense
HDT Global		Senior Secured Initial Term Loan	S+	1.00%, 5.50	% PIK	11.09%	6/30/2021	1/7/2028	3,172,645	3,112,673	2,252,578
Whitcraft		Senior Secured Initial Term Loan	S+	6.50%		11.09%	3/31/2023	2/15/2029	1,970,000	1,907,274	1,955,225
Novaria Group		Senior Secured Initial Term Loan	S+	4.25%		8.84%	6/4/2024	6/6/2031	1,000,000	995,162	995,000
API Technologies		Senior Secured Term B-2 Loan (First Lien)	S+	1.00%, 6.00	% PIK	11.59%	1/15/2020	5/9/2027	1,043,685	1,034,253	772,327
BlueHalo		Unitranche Initial Term Loan	S+	6.00%		10.59%	11/17/2021	10/31/2025	485,372	482,482	482,946
Whitcraft		Senior Secured Revolving Loan	S+	6.50%		11.09%	3/31/2023	2/15/2029	137,500	126,786	136,469
BlueHalo		Senior Secured Revolving Loan	S+	6.00%		10.59%	11/17/2021	10/31/2025	77,860	76,371	77,471
API Technologies		Senior Secured Term B-1 Loan (First Lien)	S+	1.00%, 6.00	% PIK	11.59%	11/3/2023	3/25/2027	91,969	90,778	68,057
										7,825,779	6,740,073
Wholesale
GME Supply		Unitranche Initial Term Loan	S+	6.25%		10.84%	7/5/2023	7/6/2029	3,765,923	3,686,327	3,732,432
Carlisle Foodservice		Senior Secured Initial Term Loan	S+	5.75%		10.34%	9/29/2023	10/2/2030	1,041,866	1,020,351	1,039,261
GME Supply		Senior Secured Revolving Loan	S+	6.25%		10.84%	7/5/2023	7/6/2029	25,147	11,316	24,923
Carlisle Foodservice		Senior Secured Revolving Loan	S+	5.75%		10.34%	9/29/2023	10/2/2029	—	(3,223)	—
										4,714,771	4,796,616

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread		Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):

Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	6.50%		11.09%	11/21/2023	11/21/2029	$4,477,500	$4,397,366	$4,443,919
Augusta Sportswear		Senior Secured Revolving Credit Loan	S+	6.50%		11.09%	11/21/2023	11/21/2028	—	(5,565)	—

										4,391,801	4,443,919
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	6.25%		10.84%	5/23/2022	9/17/2029	1,800,296	1,768,379	1,800,296
MediaRadar		Unitranche 2023 Incremental Term Loan	S+	6.25%		10.84%	10/31/2023	9/17/2029	949,971	928,711	949,971
MediaRadar	(j)	Senior Secured Revolving Loan	S+	6.25%		10.84%	9/16/2022	9/17/2029	—	(10,168)	—
										2,686,922	2,750,267

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%		9.09%	8/16/2019	9/30/2026	1,657,809	1,657,809	1,649,520
										1,657,809	1,649,520

Media: Diversified & Production
Cast & Crew	(k)	Senior Secured Incremental Facility No. 2 Incremental Term Loan (First Lien)	S+	3.75%		8.34%	4/30/2024	12/29/2028	994,884	989,884	997,993
Spectrum Science		Senior Secured Closing Date Term Loan	S+	5.00%, 2.75	% PIK	12.34%	1/17/2024	2/1/2029	501,002	487,192	480,962
										1,477,076	1,478,955

Retail
Varsity Brands	(k)	Senior Secured Initial Term Loan	S+	3.75%		8.34%	7/26/2024	8/26/2031	1,000,000	995,000	994,480
StubHub	(k)	Senior Secured Extended USD Term B Loan	S+	4.75%		9.34%	1/31/2020	3/15/2030	471,694	466,696	472,086
										1,461,696	1,466,566

Energy: Oil & Gas
AmSpec		Senior Secured Closing Date Term Loan	S+	5.50%		10.09%	10/11/2023	12/5/2030	995,000	982,375	995,000
AmSpec		Senior Secured Revolving Loan	S+	5.50%		10.09%	12/4/2023	12/5/2029	—	(3,634)	—
										978,741	995,000

Utilities: Water
Aegion	(k)	Senior Secured 2024 Second Replacement Term Loan	S+	3.75%		8.34%	4/1/2021	5/17/2028	970,758	967,950	975,918
										967,950	975,918

Energy: Electricity
Franklin Energy	(k)	Senior Secured Term B Loan (First Lien)	S+	4.00%		8.59%	8/14/2019	8/14/2026	950,000	949,179	940,600
										949,179	940,600

Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%		12.09%	10/19/2016	4/21/2025	899,551	899,551	877,063
										899,551	877,063

Utilities: Electric
Power Grid Components		Senior Secured Initial Term Loan	S+	4.75%		9.34%	7/24/2024	12/2/2030	498,747	498,747	498,747
										498,747	498,747

Consumer Goods: Durable
Careismatic		Senior Secured Initial Loan	S+	7.00%		11.59%	6/13/2024	6/13/2029	216,543	216,543	214,919
										216,543	214,919
Total Bank Loans										$396,691,794	$389,093,928

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.6%) (g) (h):

Services: Business
Industrial Services Group	(j) (o) (p)	Class A Units				12/7/2022		$238	$238,095	$437,541
InnovateMR	(j) (o) (q)	Class A Units				12/16/2021		387	387,311	404,065
Vortex	(j) (o) (r)	LP Common Units				9/1/2023		190	189,759	364,574
Amplix	(j) (o) (s)	Class A-2 Units				10/19/2023		23,810	238,095	248,450
Golden Source	(j) (o) (t)	Class A Units				3/25/2022		117,371	117,371	211,523
Liberty Group	(j) (o) (u)	Series A-Preferred Units				6/6/2022		113,636	113,636	116,033
Heartland	(o) (v)	Co-Invest Units				12/12/2023		889	88,889	74,974
VC3	(j) (o) (w)	Class A Units				9/16/2022		16,958	70,778	50,690
OSG Billing Services	(o) (x)	Class A Units				11/30/2023		27,208	—	—
									1,443,934	1,907,850

Healthcare & Pharmaceuticals
OrthoNebraska	(j) (o) (y)	Class A Units				7/31/2023		24,245	242,452	315,118
Minds + Assembly	(j) (o) (z)	Class A Units				5/3/2023		217	217,391	310,620
InterMed	(j) (o) (aa)	Class A Units				12/22/2022		2,484	248,380	127,733
Ivy Rehab	(o) (ab)	Class A Units				3/11/2022		100	100,000	101,061
RevHealth	(j) (o) (ac)	Class A-1 Units				7/22/2022		20,548	205,479	—
									1,013,702	854,532

Banking, Finance, Insurance & Real Estate
American Beacon Advisors	(o) (ad)	Common Units				12/29/2023		16,071	-	273,207
Cherry Bekaert	(j) (o) (ae)	Class A Units				6/30/2022		129,870	129,870	269,941
Prime Pensions	(j) (o) (af)	LP Interest				2/20/2024		238,095	238,095	234,972
Beta+	(o) (ag)	Class A-2 Common Stock				9/15/2023		2,470	24,700	17,782
									392,665	795,902

High Tech Industries
PracticeTek	(j) (o) (ah)	Class A Units				11/22/2021		616,814	649,236	768,958
									649,236	768,958

Construction & Building
A1 Garage Door Service	(j) (o) (ai)	Class A Common Units				12/22/2022		273	272,727	509,932
									272,727	509,932

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedule of Investments (Continued)

As of September 30, 2024

(Expressed in U.S. Dollars)

(unaudited)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (˄)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value

EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.6%) (g) (h) (Continued):

Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (aj)	Class A Units				4/7/2022		$25,000	$200,046	$430,201
									200,046	430,201

Services: Consumer
Ned Stevens 2022-2	(j) (o) (ak)	Class B Common Units				11/1/2022		279	278,990	318,694
United Air Temp	(j) (o) (al)	Class A Units				2/14/2024		110,947	110,947	102,621
									389,937	421,315
Automotive
Engine & Transmission Exchange	(j) (o) (am)	Class A-1 Units				5/26/2023		211,268	211,268	205,340
									211,268	205,340

Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (an)	Class A-1 Units				9/16/2022		147,000	147,000	191,266
									147,000	191,266

Wholesale
GME Supply	(j) (o) (ao)	Class A Units				6/30/2023		272	272,422	141,644
									272,422	141,644

Chemicals, Plastics & Rubber
Vertellus	(o) (ap)	Series A Units				12/22/2020		1,651	165,138	140,579
									165,138	140,579

Consumer Goods: Durable
Careismatic	(j) (o) (aq)	Class A Units				6/13/2024		3,522	209,625	131,151
									209,625	131,151

Environmental Industries
Alliance Environmental Group	(j) (o) (ar)	A-1 Preferred Units				9/30/2019		331	331,126	—
									331,126	—

Total Equity and Preferred Shares									$5,698,826	$6,498,670

Total Portfolio Investments (as)									$402,390,620	$395,592,598
(˄)	The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).
(a)	All companies are located in the United States of America, unless otherwise noted.
(b)

Interest rate percentages represent actual interest rates as of September 30, 2024, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(l)	The Company headquarters for UDG is located in Ireland.
(m)	The Company headquarters for Integro is located in United Kingdom.
(n)	The Company headquarters for Intertape Polymer is located in Canada.
(o)	Investment is non-income producing.
(p)	Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(q)	Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(r)	Represents an investment in APD VTX Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(s)	Represents an investment in APD AMP Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(t)	Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(u)	Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(v)	Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.
(w)	Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(x)	Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.
(y)	Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(z)	Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aa)	Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ab)	Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ac)	Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ad)	Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.
(ae)	Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(af)	Represents an investment in Prime Co-Invest, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ag)	Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.
(ah)	Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ai)	Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aj)	Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ak)	Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(al)	Represents an investment in LJ Flex, LP, a holding company, made through an affiliated equity aggregator vehicle.
(am)	Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(an)	Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ao)	Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(ap)	Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(aq)	Represents an investment in Reorganized Careismatic Brands Parent, LLC., a holding company for the investment in Reorganized Careismatic Brands.
(ar)	Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.
(as)

At September 30, 2024, the cost of investments for income tax purposes was $402,200,031, the gross unrealized depreciation for federal tax purposes was $11,653,429, the gross unrealized appreciation for federal income tax purposes was $5,045,996, and the net unrealized depreciation was $6,607,433.

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

September 30, 2024

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of September 30, 2024 and December 31, 2023. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2024, the Company held one investment on non-accrual, which represented 0.89% and 0.47% of the Company’s total portfolio at cost and fair market value, respectively. As of December 31, 2023, the Company had no investments on non-accrual.

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

As of September 30, 2024 and December 31, 2023, the Company held 278 and 245 investments in loans with OID , respectively. The unamortized balance of OID investments as of September 30, 2024 and December 31, 2023 totaled $5,009,149 and $4,930,002, respectively. For the three and nine months ended September 30, 2024, the Company accrued OID income in the amount of $219,770 and $637,053, respectively. For the three and nine months ended September 30, 2023, the Company accrued OID income in the amount of $186,765 and $536,253, respectively.

As of September 30, 2024, the Company held 12 investments that had a PIK interest component. As of December 31, 2023, the Company held 7 investments that had a PIK interest component. During the three and nine months ended September 30, 2024, the Company accrued PIK income in the amount of $294,130, and $501,279 respectively. During the three and nine months ended September 30, 2023, the Company accrued PIK income in the amount of $35,806 and $157,370, respectively.

As of September 30, 2024 and December 31, 2023, the Company held $21,068,881 and $20,940,279 cash and cash equivalents, respectively. For the three and nine months ended September 30, 2024, the Company earned $89,706 and $332,334, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations. For the three and nine months ended September 30, 2023, the Company earned $87,639 and $213,217, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

For the three and nine months ended September 30, 2024, the Company accrued $66,442 and $110,594 of other income, respectively, related to amendment fees. For the three and nine months ended September 30, 2023, the Company accrued $121,841 and $193,094 of other income, respectively, related to amendment fees.

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

In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance; however, we do not expect a material impact to our financial statements.

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

As of September 30, 2024, $279,909,232 of the Company’s investments were valued using unobservable inputs, and $115,683,366 were valued using observable inputs. During the nine months ended September 30, 2024, $25,874,795 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $19,855,052 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

As of December 31, 2023, $275,958,708 of the Company’s investments were valued using unobservable inputs, and $111,235,860 were valued using observable inputs. During the nine months ended September 30, 2023, $15,642,437 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $76,667,971 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

The following table presents the Company’s investments carried at fair value as of September 30, 2024 and December 31, 2023, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$112,825,416	$145,924,558	$258,749,974
Unitranche Debt	—	2,450,000	118,787,254	121,237,254
Second Lien Debt	—	407,950	8,698,750	9,106,700
Equity and Preferred Shares	—	—	6,498,670	6,498,670
Total	$—	$115,683,366	$279,909,232	$395,592,598

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$102,893,307	$132,718,165	$235,611,472
Unitranche Debt	—	6,541,713	123,000,592	129,542,305
Second Lien Debt	—	1,800,840	14,808,750	16,609,590
Equity and Preferred Shares	—	—	5,431,201	5,431,201
Total	$—	$111,235,860	$275,958,708	$387,194,568

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2024. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of September 30, 2024
	Fair	Valuation	Unobservable						Weighted
	Value	Technique	Inputs (1)	Range (2)					Average (3)
First Lien Debt	$112,579,622	Matrix Pricing	Senior Leverage	1.12	x	-	10.98	x	4.91	x
			Total Leverage	2.49	x	-	11.09	x	5.46	x
			Interest Coverage	0.22	x	-	3.25	x	1.62	x
			Debt Service Coverage	0.16	x	-	2.46	x	1.36	x
			TEV Coverage	0.90	x	-	6.02	x	2.53	x
			Liquidity	0.00%		-	866.33%		141.13%
			Spread Comparison	325	bps	-	800	bps	503	bps

First Lien Debt	18,830,239	Market Analysis	Senior Leverage	0.83	x	-	20.66	x	8.22	x
			Total Leverage	3.79	x	-	20.66	x	9.41	x
			Interest Coverage	0.00	x	-	1.29	x	0.98	x
			Debt Service Coverage	0.00	x	-	1.26	x	0.85	x
			TEV Coverage	0.00	x	-	15.49	x	1.89	x
			Liquidity	15.16%		-	434.25%		71.05%
			Spread Comparison	0	bps	-	675	bps	372	bps

First Lien Debt	14,514,695	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	9.76%		-	11.51%		10.43%

Unitranche Debt	79,946,155	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	7.94%		-	18.92%		10.06%

Unitranche Debt	33,597,396	Matrix Pricing	Senior Leverage	3.36	x	-	6.49	x	5.79	x
			Total Leverage	3.36	x	-	7.42	x	5.92	x
			Interest Coverage	1.13	x	-	2.49	x	1.47	x
			Debt Service Coverage	0.95	x	-	1.87	x	1.25	x
			TEV Coverage	1.46	x	-	3.63	x	2.19	x
			Liquidity	66.34%		-	340.27%		155.04%
			Spread Comparison	450	bps	-	650	bps	545	bps

Unitranche Debt	5,243,702	Market Analysis	Senior Leverage	11.01	x	-	37.00	x	20.27	x
			Total Leverage	11.01	x	-	37.00	x	20.27	x
			Interest Coverage	0.29	x	-	0.60	x	0.49	x
			Debt Service Coverage	0.26	x	-	0.45	x	0.38	x
			TEV Coverage	0.32	x	-	1.10	x	0.82	x
			Liquidity	14.96%		-	58.89%		30.62%
			Spread Comparison	0	bps	-	575	bps	370	bps

Second Lien Debt	7,398,750	Matrix Pricing	Senior Leverage	5.31	x	-	10.94	x	6.95	x
			Total Leverage	5.31	x	-	10.94	x	6.96	x
			Interest Coverage	0.85	x	-	1.97	x	1.55	x
			Debt Service Coverage	0.72	x	-	1.57	x	1.31	x
			TEV Coverage	1.18	x	-	2.22	x	1.77	x
			Liquidity	95.38%		-	283.60%		140.27%
			Spread Comparison	700	bps	-	800	bps	742	bps

Total	$272,110,559
(1)	For any portfolio company, the unobservable input “Liquidity” is a fraction, expressed as a percentage, the numerator of which is the sum of the company’s undrawn revolving credit facility capacity plus cash, and the denominator of which is the total amount that may be borrowed under the company’s revolving credit facility. The unobservable input “Spread Comparison” is a comparison of the spread over the referenced rate for each investment to the spread over the referenced rate for general leveraged loan transactions.
(2)	Each range represents the variance of outputs from calculating each statistic for each portfolio company within a specific credit seniority. The range may be a single data point when there is only one company represented in a specific credit seniority.

(3)	Inputs are weighted based on the fair value of the investments included in the range.
(4)	Maturity Modified Market Yield is calculated based on the Market yield of the security relative to its actual coupon and maturity date. The Market Yield is modified 75 basis points for every 1x delta in actual leverage versus market leverage of that issuer.

The table above does not include $7,798,673 of debt, equity and preferred shares which management values using other unobservable inputs, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, as well as other qualitative information, including company specific information.

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

The following tables provide the changes in fair value, broken out by security type, during the nine months ended September 30, 2024 and 2023 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

				Equity and
	First Lien	Unitranche	Second Lien	Preferred
Nine Months Ended September 30, 2024	Debt	Debt	Debt	Shares	Total
Fair Value as of December 31, 2023	$132,718,165	$123,000,592	$14,808,750	$5,431,201	$275,958,708
Transfers into Level 3	25,874,795	—	—	—	25,874,795
Transfers out of Level 3	(19,855,052)	—	—	—	(19,855,052)
Total gains:
Net realized (loss) gain(a)	(630,151)	90,853	30,517	—	(508,781)
Net unrealized appreciation (depreciation) (b)	(180,881)	(3,775,306)	(655,770)	549,075	(4,062,882)
New investments, repayments and settlements:(c)
Purchases	40,859,417	10,189,017	—	568,348	51,616,782
Settlements/repayments	(29,256,227)	(11,137,413)	(5,500,000)	(49,954)	(45,943,594)
Net amortization of premiums, PIK, discounts and fees	585,475	419,511	15,253	—	1,020,239
Sales	(4,190,983)	—	—	—	(4,190,983)
Fair Value as of September 30, 2024	$145,924,558	$118,787,254	$8,698,750	$6,498,670	$279,909,232
(a)	Included in net realized (loss) gain on the accompanying Statement of Operations for the nine months ended September 30, 2024.
(b)	Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the nine months ended September 30, 2024.

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

The change in unrealized value attributable to investments held at September 30, 2024 and 2023 was ($5,268,229) and ($3,354,895), respectively.

Investment Activities

The Company held a total of 275 syndicated investments with an aggregate fair value of $395,592,598 as of September 30, 2024. During the nine months ended September 30, 2024, the Company invested in 84 new syndicated investments for a combined cost of $67,864,094 and in existing investments for a combined cost of $23,671,676. The Company also received $65,130,510 in repayments from investments and $15,229,825 from investments sold during the nine months ended September 30, 2024.

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

Investment Concentrations

As of September 30, 2024, the Company’s investment portfolio consisted of investments in 232 companies located in 39 states across 26 different industries, with an aggregate fair value of $395,592,598. The five largest investments at fair value as of September 30, 2024 totaled $24,580,171,or 6.21% of the Company’s total investment portfolio as of such date. As of September 30, 2024, the Company’s average investment was $1,559,654 at cost.

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

The following table outlines the Company’s investments by security type as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$262,342,541	65.19%	$258,749,974	65.41%
Unitranche Debt	124,563,082	30.96%	121,237,254	30.65%
Second Lien Debt	9,786,172	2.43%	9,106,700	2.30%
Total Debt Investments	396,691,795	98.58%	389,093,928	98.36%
Equity and Preferred Shares	5,698,825	1.42%	6,498,670	1.64%
Total Equity Investments	5,698,825	1.42%	6,498,670	1.64%
Total Investments	$402,390,620	100.00%	$395,592,598	100.00%

	December 31, 2023
		Percentage		Percentage
		of		of
		Total		Total
	Cost	Investments	Fair Value	Investments
First Lien Debt	$239,486,292	61.33%	$235,611,472	60.85%
Unitranche Debt	128,971,146	33.03%	129,542,305	33.46%
Second Lien Debt	16,833,486	4.31%	16,609,590	4.29%
Total Debt Investments	385,290,924	98.67%	381,763,367	98.60%
Equity and Preferred Shares	5,180,434	1.33%	5,431,201	1.40%
Total Equity Investments	5,180,434	1.33%	5,431,201	1.40%
Total Investments	$390,471,358	100.00%	$387,194,568	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
		Percentage of		Percentage of
		Total		Total
Industry	Fair Value	Investments	Fair Value	Investments
Services: Business	$83,764,908	21.17%	$69,531,461	17.96%
Healthcare & Pharmaceuticals	70,423,218	17.80	71,803,100	18.56
Banking, Finance, Insurance & Real Estate	37,921,183	9.59	33,440,236	8.64
Capital Equipment	29,431,868	7.44	24,565,354	6.34
Containers, Packaging & Glass	26,772,570	6.77	31,380,531	8.10
High Tech Industries	25,907,385	6.55	34,223,801	8.84
Services: Consumer	23,601,950	5.97	16,468,470	4.25
Transportation: Cargo	14,740,972	3.73	13,807,618	3.57
Automotive	13,423,467	3.39	13,785,929	3.56
Beverage, Food & Tobacco	12,914,657	3.26	9,357,347	2.42
Construction & Building	10,747,861	2.72	7,853,597	2.03
Chemicals, Plastics & Rubber	8,676,445	2.19	15,377,063	3.97
Environmental Industries	8,973,890	2.27	12,701,457	3.28
Aerospace & Defense	6,740,073	1.70	12,124,785	3.13
Wholesale	4,938,260	1.25	4,936,592	1.27
Consumer Goods: Non-Durable	4,443,919	1.12	4,410,000	1.14
Media: Advertising, Printing & Publishing	2,941,533	0.74	2,884,485	0.74
Metals & Mining	1,649,520	0.42	1,364,438	0.35
Media: Diversified & Production	1,478,955	0.37	1,662,296	0.43
Retail	1,466,566	0.37	—	—
Energy: Oil & Gas	995,000	0.25	1,417,399	0.37
Utilities: Water	975,918	0.25	975,000	0.25
Energy: Electricity	940,600	0.24	978,082	0.25
Hotels, Gaming & Leisure	877,063	0.22	938,350	0.24
Utilities: Electric	498,747	0.13	919,552	0.24
Consumer Goods: Durable	346,070	0.09	—	—
Forest Products & Paper	—	—	287,625	0.07
	$395,592,598	100.00%	$387,194,568	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
		Percentage of		Percentage of
		Total		Total
Geographic Region	Fair Value	Investments	Fair Value	Investments
Northeast	$97,846,563	24.73%	$99,995,015	25.82%
Midwest	90,752,643	22.94	90,743,226	23.44
Southeast	56,708,162	14.34	55,632,000	14.37
West	47,665,436	12.05	47,785,572	12.34
Southwest	55,810,479	14.11	47,644,956	12.31
East	33,852,147	8.56	31,805,670	8.21
South	7,031,672	1.78	7,332,729	1.89
Northwest	4,048,550	1.02	3,561,962	0.92
Other(a)	1,876,946	0.47	2,693,438	0.70
Total Investments	$395,592,598	100.00%	$387,194,568	100.00%
(a)	The company headquarters for Sophos is located in the United Kingdom. The company headquarters for UDG is located in Ireland. The company headquarters for Intertape Polymer is located in Canada. The company headquarters for Integro is located in the United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2024:

For the Fiscal Years Ending December 31:	Amount
2024	$1,743,451
2025	14,308,998
2026	23,005,753
2027	52,345,521
2028	147,346,762
Thereafter	162,950,458
Total contractual repayments	401,700,943
Adjustments to cost basis on debt investments(a)	(5,009,149)
Total Cost Basis of Debt Investments Held at September 30, 2024:	$396,691,794
(a)	Adjustment to cost basis related to unamortized balance of OID investments.

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

For the three and nine months ended September 30, 2024, the Company recorded base management fees of $1,061,088 and $3,158,434, respectively, and waivers to the base management fees of $371,381 and $1,105,452, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2023, the Company recorded base management fees of $1,022,684 and $3,215,515, respectively, and waivers to the base management fees of $357,939 and $1,125,430, respectively, as set forth within the accompanying statements of operations.

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

For the three and nine months ended September 30, 2024, the Company recorded incentive fees related to net investment income of $1,465,399 and $4,315,250, respectively. Offsetting the incentive fees for the three and nine months ended September 30, 2024, were waivers of the incentive fees of $902,083 and $2,694,707, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2023, the Company recorded incentive fees related to net investment income of $1,487,402 and $4,234,793, respectively. Offsetting the incentive fees were waivers of the incentive fees of $893,033 and $2,671,096 for the three and nine months ended September 30, 2023, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2024 and 2023, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2024 and December 31, 2023 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2024	December 31, 2023
Net base management fee due to Adviser	$689,707	$687,175
Net incentive fee due to Adviser	563,316	596,757
Total fees due to Adviser, net of waivers	1,253,023	1,283,932
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,319,273	$1,350,182

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$7,659,609	$10,232,971	$23,229,978	$25,620,053
Denominator for basic and diluted weighted average common shares	45,266,061	45,150,215	45,343,957	44,710,583
Basic and diluted net increase in net assets resulting from operations per common share	$0.17	$0.23	$0.51	$0.57

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

During the nine months ended September 30, 2024, the Company executed a total of $30,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of fund level earnings and profits.

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

During the nine months ended September 30, 2024, the Company declared distributions of $26,706,974, or $0.58 per share. During the nine months ended September 30, 2023, the Company declared and paid distributions of $17,695,204, or $0.40 per share.

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

As of September 30, 2024, there were no unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of September 30, 2024 and December 31, 2023, were 45,266,064 and 44,518,989, respectively.

The following table details the activity of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023:

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Three Months Ended September 30, 2024	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of June 30, 2024	$45,266	$427,275,493	$(13,772,472)	$413,548,287
Net investment income	—	—	9,205,321	9,205,321
Net realized loss from investment transactions	—	—	(181,064)	(181,064)
Net change in unrealized depreciation on investments	—	—	(1,364,648)	(1,364,648)
Distributions to Stockholders	—	166,027	(8,766,580)	(8,600,553)
Reinvested Dividends	—	30	—	30
Balance as of June 30, 2024	$45,266	$427,441,550	$(14,879,443)	$412,607,373

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Nine Months Ended September 30, 2024	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278
Net investment income	—	—	27,145,715	27,145,715
Net realized loss from investment transactions	—	—	(394,505)	(394,505)
Net change in unrealized depreciation on investments	—	—	(3,521,232)	(3,521,232)
Issuance of shares	3,949	36,996,051	—	37,000,000
Repurchase of shares	(3,202)	(29,996,798)	—	(30,000,000)
Distributions to Stockholders	—	—	(26,706,974)	(26,706,974)
Reinvested Dividends	—	91	—	91
Balance as of September 30, 2024	$45,266	$427,441,550	$(14,879,443)	$412,607,373

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Three Months Ended September 30, 2023	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of June 30, 2023	$43,159	$407,609,250	$(11,482,795)	$396,169,614
Net investment income	—	—	9,320,979	9,320,979
Net realized loss from investment transactions	—	—	(22,470)	(22,470)
Net change in unrealized appreciation on investments	—	—	934,462	934,462
Issuance of shares	3,268	29,996,732	—	30,000,000
Repurchase of shares	(1,908)	(17,513,827)	—	(17,515,735)
Balance as of Septemebr 30, 2023	$44,519	$420,092,155	$(1,249,824)	$418,886,850

			Total	Total
		Capital in Excess	Distributable	Stockholders’
Nine Months Ended September 30, 2023	Common Stock	of Par Value	(Loss) Earnings	Equity
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678
Net investment income	—	—	26,666,196	26,666,196
Net realized loss from investment transactions	—	—	(179,719)	(179,719)
Net change in unrealized depreciation on investments	—	—	(866,424)	(866,424)
Issuance of shares	3,268	29,996,732	—	30,000,000
Repurchase of shares	(5,125)	(47,510,610)	—	(47,515,735)
Distributions to Stockholders	—	(349,990)	(17,345,214)	(17,695,204)
Reinvested Dividends	—	58	—	58
Balance as of September 30, 2023	$44,519	$420,092,155	$(1,249,824)	$418,886,850

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2024, the Company had no short-term borrowings. For the three and nine months ended September 30, 2024, the Company recorded no interest expense in connection with short-term borrowings. As of December 31, 2023, the Company had no short-term borrowings. As of December 31, 2023, the weighted average short-term borrowings was $4,751,618 and the weighted average yield was 8.20%. For the three and nine months ended September 30, 2023, the Company recorded interest expense in connection with short-term borrowings of $27,390 and $446,070, respectively.

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

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2024 and December 31, 2023:

							Unfunded Commitment Balances
Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	September 30, 2024	December 31, 2023
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	6.50%	11.09%	5/29/2029	Automotive	$2,500,000	$513,078
Amplix	Senior Secured DDTL 3	S+	6.25%	10.84%	10/18/2029	Services: Business	1,954,545	915,751
OrthoNebraska	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.09%	7/31/2028	Healthcare & Pharmaceuticals	1,904,762	914,913
Heartland	Senior Secured Revolving Credit Loan	S+	5.25%	9.84%	12/12/2029	Services: Business	1,586,667	206,897
Minds + Assembly	Senior Secured Revolving Loan	S+	5.75%	10.34%	5/3/2029	Healthcare & Pharmaceuticals	1,500,000	683,230
Steward Partners	Senior Secured Delayed Draw Term B Loan (First Lien)	S+	5.50%	10.09%	10/14/2028	Banking, Finance, Insurance & Real Estate	1,406,250	1,200,000
Kept Companies	Senior Secured DDTAL Loan	S+	5.25%	9.84%	4/30/2029	Services: Business	1,272,800	—
EdgeCo	Senior Secured Delayed Draw Term D Loan (First Lien)	S+	4.75%	9.34%	6/1/2026	Banking, Finance, Insurance & Real Estate	1,053,994	939,600
Radwell	Senior Secured Revolving Loan	S+	5.50%	10.09%	4/1/2029	Capital Equipment	1,016,000	63,999
EPIC Insurance	Senior Secured Third Amendment Delayed Draw Term Loan	S+	4.50%	9.09%	9/29/2028	Banking, Finance, Insurance & Real Estate	938,967	—
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.25%	9.84%	6/30/2028	Banking, Finance, Insurance & Real Estate	936,267	616,472
PlayPower	Senior Secured Revolving Loan	S+	5.25%	9.84%	8/28/2030	Construction & Building	915,751	—
Ned Stevens 2022-2	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.50%	10.09%	11/1/2029	Services: Consumer	914,913	—
Pegasus	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.84%	1/19/2031	Capital Equipment	913,170	—
A1 Garage Door Service	Senior Secured Revolving Loan	S+	6.00%	10.59%	12/22/2028	Construction & Building	863,931	275,482
Radwell	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.09%	4/1/2029	Capital Equipment	800,000	188,001
MB2 Dental	Senior Secured Tranche 1 Delayed Draw Term Loan	S+	6.00%	10.59%	2/13/2031	Healthcare & Pharmaceuticals	683,230	—
Miller Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.34%	9/10/2031	Environmental Industries	616,472	—
Cirtec Medical	Senior Secured Revolving Credit (First Lien)	S+	5.00%	9.59%	10/31/2028	Healthcare & Pharmaceuticals	516,600	—
Amplix	Senior Secured Revolving Credit Loan	S+	6.25%	10.84%	10/18/2029	Services: Business	513,699	329,670
Shaw	Senior Secured Delayed Draw Term Facility	S+	6.00%	10.59%	8/28/2029	Capital Equipment	507,703	212,766
MB2 Dental	Senior Secured Tranche 2 Delayed Draw Term Loan	S+	6.00%	10.59%	2/13/2031	Healthcare & Pharmaceuticals	504,657	—
EPIC Insurance	Senior Secured Refinancing Revolving Loan	S+	4.50%	9.09%	9/29/2028	Banking, Finance, Insurance & Real Estate	502,934	161,841
Kenco	Senior Secured 2024-1 Delayed Draw Term Loan	S+	4.25%	8.84%	11/15/2029	Transportation: Cargo	487,914	—
Kenco	Senior Secured Delayed Draw Term Loan	S+	4.25%	8.84%	11/15/2029	Transportation: Cargo	475,425	—
Golden Source	Senior Secured Revolving Loan	S+	5.50%	10.09%	5/12/2028	Services: Business	473,333	469,484
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	6.25%	10.84%	11/1/2028	Services: Consumer	457,457	507,703
Ivy Rehab	Senior Secured Amendment No. 2 Delayed Draw Term Loan (First Lien)	S+	5.25%	9.84%	4/23/2029	Healthcare & Pharmaceuticals	445,178	—
EyeSouth Partners	Senior Secured Amendment No.2 Delayed Draw Term Loan (First Lien)	S+	5.50%	10.09%	10/5/2029	Healthcare & Pharmaceuticals	444,050	—
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	9.84%	12/17/2027	Transportation: Cargo	420,682	88,889
MediaRadar	Senior Secured Revolving Loan	S+	6.25%	10.84%	9/17/2029	Media: Advertising, Printing & Publishing	406,737	406,737
Trystar	Senior Secured Delayed Draw Term Loan	S+	4.50%	9.09%	8/6/2031	Capital Equipment	399,568	—
Trystar	Senior Secured Revolving Credit Loan	S+	4.50%	9.09%	8/6/2031	Capital Equipment	399,568	—
U.S. Foot and Ankle Specialists	Senior Secured Delayed Draw Term Loan	S+	5.75%	10.34%	9/15/2026	Healthcare & Pharmaceuticals	399,568	—
Vensure	Senior Secured Initial Delayed Draw Term Loan	S+	5.00%	9.59%	9/27/2031	Services: Business	399,568	—
InterMed	Senior Secured Delayed Draw Term Loan	S+	6.50%	11.09%	12/24/2029	Healthcare & Pharmaceuticals	399,568	863,931
InterMed	Senior Secured Revolving Loan	S+	6.50%	11.09%	12/22/2028	Healthcare & Pharmaceuticals	399,568	647,948
Vortex	Senior Secured Incremental DDTL Loan	S+	5.00%	9.59%	9/4/2029	Services: Business	399,568	—
Vortex	Senior Secured Revolving Loan	S+	5.00%	9.59%	9/4/2029	Services: Business	399,568	369,988
OrthoNebraska	Senior Secured Revolving Loan	S+	6.50%	11.09%	7/31/2028	Healthcare & Pharmaceuticals	380,952	457,457
OneDigital	Senior Secured Delayed Draw Term Loan	S+	3.25%	7.84%	7/2/2031	Banking, Finance, Insurance & Real Estate	372,137	—
Hobbs & Associates	Senior Secured Delayed Draw Term Loan	S+	3.25%	7.84%	7/23/2031	Capital Equipment	365,388	—
Micro Merchant Systems	Senior Secured Revolving Loan	S+	4.75%	9.34%	12/14/2027	Healthcare & Pharmaceuticals	348,904	111,111
Liberty Group	Senior Secured Delayed Draw Term Loan	S+	5.75%	10.34%	6/15/2028	Services: Business	334,225	204,545
Whitcraft	Senior Secured Revolving Loan	S+	6.50%	11.09%	2/15/2029	Aerospace & Defense	329,670	250,000
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.34%	4/21/2028	Healthcare & Pharmaceuticals	319,523	168,350
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	10.84%	7/19/2028	Containers, Packaging & Glass	283,810	107,759
Options IT	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.34%	9/30/2031	High Tech Industries	278,270	—
Solis Mammography	Senior Secured 2024 Incremental Delayed Draw Term Loan	S+	4.50%	9.09%	4/17/2028	Healthcare & Pharmaceuticals	275,482	—
Carlisle Foodservice	Senior Secured Delayed Draw Term Loan	S+	5.75%	10.34%	10/2/2030	Wholesale	264,792	102,041
Health Management Associates	Senior Secured Delay Draw Term Loan	S+	6.25%	10.84%	3/30/2029	Services: Business	260,383	120,782
Associated Springs	Senior Secured Revolving Loan	S+	6.00%	10.59%	4/4/2030	Capital Equipment	242,424	—
BlueHalo	Senior Secured Revolving Loan	S+	6.00%	10.59%	10/31/2025	Aerospace & Defense	227,273	36,322
Paradigm Oral Health	Senior Secured Second Amendment Incremental Delayed Draw Term Loan	S+	4.75%	9.34%	11/16/2028	Healthcare & Pharmaceuticals	224,525	—
MB2 Dental	Senior Secured Revolving Loan	S+	6.00%	10.59%	2/13/2031	Healthcare & Pharmaceuticals	212,766	—
Engine & Transmission Exchange	Senior Secured Aggregate Revolving Loan	S+	6.50%	11.09%	3/31/2025	Automotive	210,799	—
Kept Companies	Senior Secured Revolving Loan	S+	5.25%	9.84%	4/30/2029	Services: Business	204,545	—
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	10.34%	12/15/2028	Services: Business	200,535	181,818
Cerity Partners	Senior Secured Initial Revolving Loan	S+	5.25%	9.84%	7/28/2028	Banking, Finance, Insurance & Real Estate	198,769	286,738
Options IT	Senior Secured Revolver	S+	4.75%	9.34%	3/31/2031	High Tech Industries	194,518	—

							Unfunded Commitment Balances
Investment	Investment Type	Index (˄)	Spread	Interest Rate	Maturity	Industry	September 30, 2024	December 31, 2023
Steward Partners	Senior Secured Revolving Loan	S+	5.50%	10.09%	10/14/2028	Banking, Finance, Insurance & Real Estate	$189,516	$69,444
United Air Temp	Senior Secured Revolving Loan	S+	5.50%	10.09%	3/28/2030	Services: Consumer	187,872	—
Keter Environmental Services	Senior Secured Revolving Loan	S+	5.00%	9.59%	10/29/2027	Environmental Industries	181,818	77,520
Cherry Bekaert	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.25%	9.84%	6/30/2028	Banking, Finance, Insurance & Real Estate	161,152	936,267
Industrial Physics	Senior Secured Delayed Draw Term Loan	S+	6.25%	10.84%	7/19/2029	Containers, Packaging & Glass	161,041	142,857
A1 Garage Door Service	Senior Secured Closing Date Delayed Draw Term Loan	S+	6.00%	10.59%	12/22/2028	Construction & Building	161,000	194,518
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	10.84%	3/30/2029	Services: Business	160,489	56,838
AmSpec	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.09%	12/5/2030	Energy: Oil & Gas	154,573	144,144
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	10.34%	3/31/2028	Capital Equipment	153,624	108,308
Rover	Senior Secured Revolving Loan	S+	4.75%	9.34%	2/27/2031	Services: Consumer	151,959	—
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.09%	12/19/2030	Capital Equipment	150,000	98,684
RevHealth	Senior Secured Revolving Loan	S+	5.75%	10.34%	7/21/2028	Healthcare & Pharmaceuticals	147,692	154,110
Applied Adhesives	Senior Secured Revolving Loan	S+	4.75%	9.34%	3/12/2027	Containers, Packaging & Glass	145,363	71,111
Apex Service Partners	Senior Secured First Amendment Incremental DDTL Loan	S+	5.00%	9.59%	10/24/2030	Services: Consumer	144,144	—
Heartland	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.84%	12/12/2029	Services: Business	142,857	333,333
Insight Global	Senior Secured Revolving Loan	S+	6.00%	10.59%	9/22/2027	Services: Business	142,857	134,178
CIRCOR	Senior Secured Revolving Credit Loan	S+	6.00%	10.59%	10/18/2029	Capital Equipment	136,821	57,545
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	5.00%	9.59%	5/18/2029	Beverage, Food and Tobacco	134,178	142,857
Beta+	Senior Secured Revolving Credit Loan	S+	4.50%	9.09%	7/1/2027	Banking, Finance, Insurance & Real Estate	130,517	248,660
GME Supply	Senior Secured Revolving Loan	S+	6.25%	10.84%	7/6/2029	Wholesale	113,492	502,934
Industrial Services Group	Senior Secured Revolving Loan	S+	5.75%	10.34%	12/7/2028	Services: Business	112,782	379,048
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	10.59%	1/20/2028	Services: Business	107,759	365,388
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	5.00%	9.59%	5/2/2029	Services: Business	105,960	49,020
Carlisle Foodservice	Senior Secured Revolving Loan	S+	5.75%	10.34%	10/2/2029	Wholesale	102,041	161,152
Integro	Senior Secured Tenth Amendment Delayed Draw Loan	S+	12.00%	16.59%	10/30/2024	Banking, Finance, Insurance & Real Estate	101,347	161,041
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	10.34%	12/22/2025	Chemicals, Plastics & Rubber	94,406	286,625
insightsoftware	Senior Secured Revolving Loan	S+	5.25%	9.84%	5/25/2028	High Tech Industries	88,810	—
Associated Springs	Senior Secured Delayed Draw Term Loan	S+	6.00%	10.59%	4/4/2030	Capital Equipment	85,963	—
Aprio	Senior Secured Revolving Loan	S+	4.75%	9.34%	8/1/2031	Services: Business	80,858	—
Aptean	Senior Secured Delayed Draw Term Loan	S+	5.00%	9.59%	1/30/2031	High Tech Industries	71,111	—
insightsoftware	Senior Secured Seventh Supplemental DDTL	S+	5.25%	9.84%	5/25/2028	High Tech Industries	71,048	—
Cook & Boardman	Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	10.59%	3/4/2030	Construction & Building	69,444	—
Blue Cloud	Senior Secured Revolving Loan	S+	4.75%	9.34%	1/21/2028	Healthcare & Pharmaceuticals	69,333	162,045
Ohio Transmission	Senior Secured Initial Revolving Loan	S+	5.50%	10.09%	12/19/2029	Capital Equipment	69,079	69,333
Prime Pensions	Senior Secured Revolving Credit	S+	5.25%	9.84%	2/26/2030	Banking, Finance, Insurance & Real Estate	61,332	—
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.84%	2/26/2030	Banking, Finance, Insurance & Real Estate	60,000	—
Miller Environmental	Senior Secured Delayed Draw Term Loan (USD)	S+	4.75%	9.34%	9/10/2031	Environmental Industries	58,824	—
Kenco	Senior Secured Revolving Credit Loan	S+	4.25%	8.84%	11/15/2029	Transportation: Cargo	58,140	—
Miller Environmental	Senior Secured Revolving Loan (USD)	S+	4.75%	9.34%	9/10/2031	Environmental Industries	57,545	—
Legacy Service Partners	Senior Secured Delayed Draw Term Loan B	S+	5.75%	10.34%	1/9/2029	Services: Consumer	52,139	2,000,000
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	10.59%	7/29/2028	Capital Equipment	50,609	198,769
AmSpec	Senior Secured Revolving Loan	S+	5.50%	10.09%	12/5/2029	Energy: Oil & Gas	49,020	145,363
GME Supply	Senior Secured Delayed Draw Term Loan	S+	6.25%	10.84%	7/6/2029	Wholesale	46,948	420,682
Augusta Sportswear	Senior Secured Revolving Credit Loan	S+	6.50%	11.09%	11/21/2028	Consumer Goods: Non-Durable	46,154	—
United Air Temp	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.84%	3/28/2030	Services: Consumer	44,444	—
Aprio	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	9.34%	8/1/2031	Services: Business	43,481	—
Golden Source	Senior Secured Delayed Draw Term Loan Retired 05/10/2024	S+	5.50%	10.09%	5/12/2028	Services: Business	—	938,967
#N/A	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.50%	10.09%	5/12/2028	Services: Business	—	846,172
CPI International	Senior Secured Delayed Draw Term Loan Retired 06/06/2024	S+	5.50%	10.09%	10/8/2029	Aerospace & Defense	—	718,563
Eliassen	Senior Secured Initial Delayed Draw Term Loan	S+	5.75%	10.34%	4/14/2028	Services: Business	—	507,407
Vensure Employer Services	Senior Secured 2023 Delayed Draw Term B Loan Retired 09/27/2024	S+	5.25%	9.84%	3/26/2027	Services: Business	—	438,889
PracticeTek	Senior Secured Delayed Draw Term Loan Retired 08/30/2023	S+	5.50%	10.09%	11/23/2027	High Tech Industries	—	372,137
Micro Merchant Systems	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.34%	12/14/2027	Healthcare & Pharmaceuticals	—	370,370
VC3	Senior Secured Delayed Draw Term Loan D	S+	5.00%	9.59%	3/12/2027	Services: Business	—	366,029
Alera	Senior Secured 2022 Delayed Draw Term Loan	S+	5.25%	9.84%	10/2/2028	Banking, Finance, Insurance & Real Estate	—	340,000
Apex Service Partners	Senior Secured DDTL Loan	S+	5.00%	9.59%	10/24/2030	Services: Consumer	—	325,552
Accolite	Senior Secured Initial DDTL Loan	S+	5.75%	10.34%	4/10/2029	Services: Business	—	250,000
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	10.34%	4/9/2029	Services: Business	—	230,769
USALCO	Senior Secured Revolving Loan Retired 09/30/2024	S+	6.00%	10.59%	10/19/2026	Chemicals, Plastics & Rubber	—	189,516
Allied Benefit Systems	Senior Secured Initial Delayed Draw Term Loan	S+	5.25%	9.84%	10/31/2030	Services: Business	—	154,573
Apex Service Partners	Senior Secured Revolving Credit Loan	S+	5.00%	9.59%	10/24/2029	Services: Consumer	—	134,439
Cleaver Brooks	Senior Secured Revolving Loan Retired 05/15/2024	S+	5.50%	10.09%	7/18/2028	Capital Equipment	—	123,077
Community Brands	Senior Secured Delayed Draw Term Loan Retired 02/23/2024	S+	5.50%	10.09%	2/24/2028	Banking, Finance, Insurance & Real Estate	—	117,647
Blue Cloud	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.34%	1/21/2028	Healthcare & Pharmaceuticals	—	114,000
VC3	Senior Secured Revolving Credit	S+	5.00%	9.59%	3/12/2027	Services: Business	—	76,923
CPS	Senior Secured Revolving Credit Loan Retired 02/21/2024	S+	5.25%	9.84%	6/1/2028	Healthcare & Pharmaceuticals	—	59,988
Community Brands	Senior Secured Revolving Loan Retired 07/01/2024	S+	5.50%	10.09%	2/24/2028	Banking, Finance, Insurance & Real Estate	—	58,824
Omni Logistics	Senior Secured Revolving Credit Loan (First Lien) Retired 01/25/2024	S+	5.00%	9.59%	12/30/2025	Transportation: Cargo	—	24,901
Alliance Environmental Group	Senior Secured Revolving Loan	S+	0.00%	4.59%	12/30/2027	Environmental Industries	—	24,834
							$41,769,864	$27,258,654

Unfunded commitments represent all amounts unfunded as of September 30, 2024 and December 31, 2023. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Per Share Data:
Net asset value, beginning of period	$9.14	$9.18	$9.19	$9.24
Net investment income(a)	0.20	0.21	0.60	0.60
Net realized gain (loss) on investments and change in unrealized appreciation (depreciation) on investments(a)(b)	(0.03)	0.02	(0.09)	(0.03)
Net increase in net assets resulting from operations	$0.17	$0.23	$0.51	$0.57

Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.19)	—	(0.58)	(0.39)
Distributions to stockholders from return of capital(a)	—	—	—	(0.01)
Net asset value at end of period	$9.12	$9.41	$9.12	$9.41
Total return(c)	1.86%	2.51%	5.63%	6.28%
Shares of common stock outstanding at end of period	45,266,064	44,518,983	45,266,064	44,518,983

Statement of Assets and Liabilities Data:
Net assets at end of period	$412,607,373	$418,886,850	$412,607,373	$418,886,850
Average net assets(d)	413,234,649	403,742,026	413,685,747	411,268,074

Ratio/Supplemental Data:
Ratio of gross expenses to average net assets - annualized(e)	2.79%	2.89%	2.81%	2.90%
Ratio of net expenses to average net assets - annualized(f)	1.56%	1.66%	1.59%	1.66%
Ratio of net investment income to average net assets - annualized	8.86%	9.16%	8.77%	8.67%
Portfolio turnover(g)	0.71%	8.77%	3.98%	8.64%
(a)	Based on weighted average basic per share of Common Stock data.
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

Note 12. Subsequent Events

Subsequent to September 30, 2024 and through November 13, 2024, the Company invested $13,523,603 at cost in 44 different portfolio companies. On October 1, 2024, the Company received an additional $66,000,000 of capital commitments.

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

This quarterly report and other statements contain forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	changes in political, economic or industry conditions, changes in interest rates and conditions affecting the financial and capital markets, which could change the value of our assets;
●	the state of and changes in the general economy, including a possible slowdown in the economy;
●	the risk of recession;
●	the impact of fluctuations in foreign exchange rates on our business and our portfolio companies;
●	the general level of inflation and its impact on us, on our portfolio companies and on the industries in which we invest;
●	general price and volume fluctuations in the debt and stock markets;
●	uncertainty surrounding global financial stability, including the liquidity of certain banks;
●	uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China, the war between Russia and Ukraine and the ongoing conflicts in the Middle East;
●	the ability of our portfolio companies to achieve their objectives;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	risk associated with possible disruptions in our operations or the economy generally;
●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Adviser and its affiliates;
●	the adequacy of our financing sources and working capital;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
●	our ability to qualify and maintain our qualification as a BDC and as a RIC; and
●	the risks, uncertainties and other factors we identify in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024 (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of September 30, 2024, was approximately $395,592,598 and held in 232 portfolio companies as of September 30, 2024. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2023, was approximately $387,194,568, and we held investments in 211 portfolio companies as of December 31, 2023.

During the nine months ended September 30, 2024, we invested in 84 new syndicated investments for a combined $67,864,094 and in existing investments for a combined $23,671,676. We also received $65,130,510 in repayments from investments and $15,229,825 from investments sold during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we invested in 27 new syndicated investments for a combined $32,885,316 and in existing investments for a combined $9,522,941. We also received $37,397,666 in repayments from investments and $34,263,233 from investments sold during the nine months ended September 30, 2023.

In addition, for the three and nine months ended September 30, 2024, we had a change in unrealized depreciation of approximately $1,364,648 and $3,521,232, respectively, and realized losses of $181,064 and $394,505, respectively. For the three and nine months ended September 30, 2023, we had a change in unrealized appreciation (depreciation) of approximately $934,462 and $(866,424) respectively, and realized losses of $22,470 and $179,719, respectively.

Our investment activity for the nine months ended September 30, 2024 and 2023, is presented below:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Beginning investment portfolio, at fair value	$387,194,568	$420,828,658
Investments in new portfolio investments	67,864,094	32,885,316
Investments in existing portfolio investments	23,671,676	9,522,941
Principal repayments	(65,130,510)	(37,397,666)
Proceeds from investments sold	(15,229,825)	(34,263,233)
Change in premiums, discounts and amortization	1,138,332	693,623
Net change in unrealized depreciation on investments	(3,521,232)	(866,424)
Realized loss on investments	(394,505)	(179,719)
Ending portfolio investment activity, at fair value	$395,592,598	$391,223,496
Number of portfolio investments	258	242
Average investment amount, at cost	$1,559,654	$1,648,604
Percentage of investments at floating rates	100.00%	99.17%

As of September 30, 2024 and December 31, 2023, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2024 through November 13, 2024, the Company invested $13,523,603 at cost in 44 different portfolio companies. On October 1, 2024, the Company received an additional $66,000,000 of capital commitments.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and nine months ended September 30, 2024 and 2023 is presented in the table below.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total interest income from non-controlled/non-affiliated investments	$10,673,020	$10,798,191	$31,618,189	$31,370,065
Total other interest income	89,706	87,639	332,334	213,217
Total other income	66,642	121,841	110,594	193,094
Total investment income	$10,829,368	$11,007,671	$32,061,117	$31,776,376

Total investment income for the three months ended September 30, 2024 decreased to $10,829,368 from $11,007,671 for the three months ended September 30, 2023, and was primarily driven by a decrease in interest rate spreads over the period. Total investment income for the nine months ended September 30, 2024 increased to $32,061,117 from $31,776,376 for the nine months ended September 30, 2023, and was primarily driven by an increase in interest rate spreads over the period. As of September 30, 2024 and 2023, the size of our debt portfolio was $396,691,794 and $394,286,258 at amortized cost, respectively, with total debt principal amount outstanding of $401,700,943 and $398,912,100, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Base management fee(a)	$1,061,088	$1,022,684	$3,158,434	$3,215,515
Incentive fee(a)	1,465,399	1,487,402	4,315,250	4,234,793
Interest expense(b)	—	27,390	—	446,070
Professional fees	147,656	190,921	503,583	402,827
Directors’ fees	69,000	63,750	216,000	191,250
Administrative fee(a)	66,250	66,250	198,750	198,750
Other expenses	88,118	79,267	323,544	217,501
Total expenses	2,897,511	2,937,664	8,715,561	8,906,706
Base management fee waivers(a)	(371,381)	(357,939)	(1,105,452)	(1,125,430)
Incentive fee waivers(a)	(902,083)	(893,033)	(2,694,707)	(2,671,096)
Total expenses, net of waivers	$1,624,047	$1,686,692	$4,915,402	$5,110,180

(a)Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

(b)Refer to Note 8-Borrowings within the financial statements for a description of the relevant expenses.

The increase in base management fees before waivers for the three months ended September 30, 2024 in comparison to the three months ended September 30, 2023 was driven by our increasing average gross assets balance. For the three months ended September 30, 2024 and 2023, we accrued gross base management fees before waivers of $1,061,088 and $1,022,684, respectively. Offsetting those fees, we recognized base management fee waivers of $371,381 and $357,939 for three months ended September 30, 2024 and 2023, respectively.

The decrease in base management fees before waivers for the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2023 was driven by our decreasing average gross assets balance. For the nine months ended September 30, 2024 and 2023, we accrued gross base management fees before waivers of $3,158,434 and $3,215,515, respectively. Offsetting those fees, we recognized base management fee waivers of $1,105,452 and $1,125,430 for nine months ended September 30, 2024 and 2023, respectively.

The decrease in incentive fees before waivers for the three months ended September 30, 2024 in comparison to the three months ended September 30, 2023 was driven by our decrease in net investment income. For the three months ended September 30, 2024 and 2023, we accrued incentive fees related to net investment income before waivers of $1,465,399 and $1,487,402, respectively. Offsetting those fees, we recognized incentive fee waivers of $902,083 and $893,033, respectively.

The increase in incentive fees before waivers for the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2023 was driven by our increase in net investment income. For the nine months ended September 30, 2024 and 2023, we accrued incentive fees related to net investment income before waivers of $4,315,250 and $4,234,793, respectively. Offsetting those fees, we recognized incentive fee waivers of $2,694,707 and $2,671,096, respectively.

Additionally, we accrued $66,250 and $198,750 of administrative fees for each of the three and nine-month periods ended September 30, 2024 and 2023, respectively. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three and nine months ended September 30, 2024, we incurred professional fees of $147,656 and $503,583, respectively, related to audit fees, tax fees, and legal fees. During the three and nine months ended September 30, 2023, we incurred professional fees of $190,921 and $402,827, respectively, related to audit fees, tax fees, and legal fees.

During the three and nine months ended September 30, 2024, we incurred expenses related to fees paid to our independent directors of $69,000 and $216,000, respectively. During the three and nine months ended September 30, 2023, we incurred expenses related to fees paid to our independent directors of $63,750 and $191,250, respectively.

During the three and nine months ended September 30, 2024, we incurred no interest expense in connection with our short-term borrowings. During the three and nine months ended September 30, 2023, we incurred interest expense of $27,390 and $446,070, respectively, in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $(181,064) and $(22,470) in net realized losses for the three months ended September 30, 2024 and 2023, respectively. We recognized $(394,505) and $(179,719) in net realized losses for the nine months ended September 30, 2024 and 2023, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
First Lien Debt	$(240,505)	$1,029,823	$39,931	$714,263
Unitranche Debt	(1,174,961)	71,738	(3,654,663)	(57,966)
Second Lien Debt	2,840	(239,746)	(455,575)	(1,759,537)
Equity and Preferred Shares	47,978	72,647	549,075	236,816
Net change in unrealized depreciation on investments	$(1,364,648)	$934,462	$(3,521,232)	$(866,424)

Net change in unrealized depreciation on investments during the three months ended September 30, 2024 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the nine months ended September 30, 2024 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation on investments during the three months ended September 30, 2023 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the nine months ended September 30, 2023 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses, cash distributions to our stockholders, and repurchases of common stock from our stockholders. As of September 30, 2024 and December 31, 2023, we had cash of $21,068,881 and $20,940,279, respectively.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $19,835,485. The primary operating activities during this period were investments in portfolio companies. The Company invested $67,864,094 in new portfolio investments and $23,671,676 in existing portfolio investments during the nine months ended September 30, 2024. This was offset by repayments of bank loans and sales of investments of $65,130,510 and $15,229,825, respectively. Net cash provided by operating activities for the nine months ended September 30, 2023 was $61,718,423. The primary operating activities during this period were investments in portfolio companies. The Company invested $32,885,316 in new portfolio investments and $9,522,941 in existing portfolio investments during the nine months ended September 30, 2023. This was offset by repayments of bank loans and sales of investments of $37,397,666 and $34,263,233, respectively.

As of September 30, 2024, we had 106 investments with unfunded commitments of $41,769,864. As of December 31, 2023, we had 84 investments with unfunded commitments of $27,258,654. We believe that, as of both September 30, 2024 and December 31, 2023, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Beginning investment portfolio	$387,194,568	$420,828,658
Investments in new portfolio investments	67,864,094	32,885,316
Investments in existing portfolio investments	23,671,676	9,522,941
Principal repayments	(65,130,510)	(37,397,666)
Proceeds from sales of investments	(15,229,825)	(34,263,233)
Net change in unrealized depreciation on investments	(3,521,232)	(866,424)
Net realized loss on investments	(394,505)	(179,719)
Net change in premiums, discounts and amortization	1,138,332	693,623
Investment Portfolio, at Fair Value	$395,592,598	$391,223,496

Financing Activities

Net cash used in our financing activities for the nine months ended September 30, 2024 was $19,706,883, which consisted of $37,000,000 from issuances of 3,948,773 shares to our stockholders in connections with our capital calls during the period, $30,000,000 in repurchases of 3,201,708 shares to our stockholders in connection with the Tender Offer during the period, and $26,706,883 of distributions paid to our common stockholders during the period. Net cash used in our financing activities for the nine months ended September 30, 2023 was $48,389,492, which consisted of $30,000,000 in issuances of 3,267,974 shares to our stockholders, $47,515,735 in repurchases of 5,125,458 shares to our stockholders in connection with the Tender Offer during the period, $13,178,611 in connection with repayments of our short-term borrowings during the period, and $17,695,146 of distributions paid to our common stockholders during the period.

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

As of September 30, 2024, there were no unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of September 30, 2024 and December 31, 2023, were 45,266,064 and 44,518,989, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $ 26,706,974, or $0.580 per share during the three and nine months ended September 30, 2024. We declared distributions of $17,695,204, or $0.410 per share during the three and nine months ended September 30, 2023.

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

Related Party Fees

For the three months ended September 30, 2024 and 2023, we recorded base management fees of $1,061,088 and $1,022,684, respectively. Offsetting these fees were waivers to the base management fees of $371,381 and $357,939, respectively, as set forth within the accompanying statements of operations. For the nine months ended September 30, 2024 and 2023, we recorded base management fees of $3,158,434 and $3,215,515, respectively. Offsetting these fees were waivers to the base management fees of $1,105,452 and $1,125,430, respectively, as set forth within the accompanying statements of operations.

For the three months ended September 30, 2024 and 2023, we recorded incentive fees of $1,465,399 and $1,487,402, respectively. Offsetting these waivers to the incentive fees of $902,083 and $893,033, respectively, as set forth within the accompanying statements of operations. For the nine months ended September 30, 2024 and 2023, we recorded incentive fees of $4,315,250 and $4,234,793, respectively. Offsetting these waivers to the incentive fees of $2,694,707 and $2,671,096, respectively, as set forth within the accompanying statements of operations.

For both the three months ended September 30, 2024 and 2023, we recorded administrative fees of $62,500, as set forth within the accompanying statements of operations. For both the nine months ended September 30, 2024 and 2023, we recorded administrative fees of $198,750, as set forth within the accompanying statements of operations.

Fees due to related parties as of September 30, 2024 and December 31, 2023 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2024	December 31, 2023
Net base management fee due to Adviser	$689,707	$687,175
Net incentive fee due to Adviser	563,316	596,757
Total fees due to Adviser, net of waivers	1,253,023	1,283,932
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,319,273	$1,350,182

Tender Offers

To provide our stockholders with limited liquidity, we may, in the absolute discretion of our Board of Directors, conduct tender offers. Our tenders for shares of Common Stock, if any, are conducted on such terms as may be determined by our Board of Directors and in accordance with the requirements of applicable law, including Section 23(c) of the 1940 Act and Regulation M under the Exchange Act.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2024, we had 106 investments with unfunded commitments of $ 41,769,864. As of December 31, 2023, we had 84 investments with unfunded commitments of $27,258,654. We believe that, as of September 30, 2024 and December 31, 2023, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Increase (decrease) in
Change in interest rates	investment income
Up 300 basis points	12,051,028
Up 200 basis points	8,034,019
Up 100 basis points	4,017,009
Down 100 basis points	(4,017,009)
Down 200 basis points	(8,034,019)
Down 300 basis points	(12,051,028)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1*	Code of Ethics
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: November 13, 2024	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 13, 2024	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer