Form 10-K
period 2024-12-31
Audax Credit BDC Inc.
filed 2025-03-24
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, there was no established public market for the registrant’s common stock. The registrant had 47,020,454 shares of common stock, par value $0.001 per share, issued and outstanding as of March 24, 2025.

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

Available Information

Our address is 320 Park Avenue, New York, NY 10022. Our phone number is (212) 703-2700, and our internet address is www.audaxcreditbdc.com.

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”). We also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as an “Interest Floor.” This feature sets a minimum rate to be used as the loan’s interest rate calculation. As of December 31, 2024, Interest Floors in our loan agreements ranged from 0.00% to 2.00% per annum. See “Item 1A. Risk Factors – Risks Related to our Investments – We are exposed to risks associated with changes in interest rates” for more information.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2024, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 0.50%.

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

The principals of our Adviser who are responsible for its senior debt advisory activities have worked together at Audax Group and previously at General Electric Capital Corporation for more than 23 years, during which time they have focused on investing in senior debt issued by private middle-market companies and have invested in excess of $34.3 billion through multiple cycles. We believe that we benefit from our Adviser’s experience in originating investments for us and, (to the extent permitted by the 1940 Act and the exemptive relief that we and the Adviser have been granted from the U.S. Securities and Exchange Commission, or the SEC), co-investment opportunities.

From its inception in 2007 through the end of December 31, 2024, the senior debt business of our Adviser, or Audax Senior Debt, invested $34.3 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the origination and private equity businesses of Audax Group, together held investments in over 500 middle-market companies across a wide variety of industries as of December 31, 2024.

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
•
Due diligence—As of December 31, 2024, Audax Group held over 500 portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.
•
Investing experience—As of December 31, 2024, the Co-CEOs and 47 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 24 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2024, the Audax Group platform sourced 10,235 senior debt investment opportunities and invested $34.3 billion in 1,044 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to take advantage of opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2024, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of our loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 4.97x and an average interest rate spread of 4.50%, which is the difference between the interest rate on our loan and the interest rate on the comparable risk-free instrument, typically the three-month SOFR. We believe both of these measures compare favorably to broadly syndicated and other middle-market loans that have come to market during the same period.

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

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select unitranche and second lien loans by making investments generally in the range of $1.0 million to $5.0 million in privately owned, U.S.-based middle-market companies. Set forth below is a list of our ten largest investments as of December 31, 2024 and 2023, as well as the top ten industries in which we were invested as of December 31, 2024 and 2023, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2024
Portfolio Company	Fair Value	Percentage of Total Investments
InMark	$6,285,612	1.53%
Vortex	5,053,186	1.23
Cherry Bekaert	4,988,205	1.22
American Vision Partners	4,848,401	1.18
Cerity Partners 2022	4,554,659	1.11
Augusta Sportswear 2023	4,421,588	1.08
LegalShield 2021	4,411,019	1.08
Ned Stevens 2022-2	4,315,092	1.05
Engine & Transmission Exchange	4,211,519	1.03
Industrial Service Group	4,115,943	1.00
	$47,205,224	11.51%

	December 31, 2023
Portfolio Company	Fair Value	Percentage of Total Investments
InMark	$6,354,184	1.64%
American Vision Partners	4,862,288	1.26
Cerity Partners 2022	4,601,254	1.19
Augusta Sportswear 2023	4,410,000	1.14
LegalShield 2021	4,397,773	1.14
Ned Stevens 2022-2	4,361,461	1.13
Engine & Transmission Exchange	4,254,276	1.10
Alliance Environmental Group	4,207,260	1.09
Cherry Bekaert	4,201,177	1.09
Industrial Service Group	4,157,848	1.07
	$45,807,522	11.83%

	December 31, 2024
Industry	Fair Value	Percentage of Total Investments
Services: Business	$88,417,653	21.58%
Healthcare & Pharmaceuticals	74,685,118	18.21
Banking, Finance, Insurance & Real Estate	35,944,239	8.77
Capital Equipment	30,192,716	7.36
High Tech Industries	27,609,149	6.73
Containers, Packaging & Glass	26,886,998	6.56
Services: Consumer	25,358,943	6.18
Beverage, Food & Tobacco	15,431,257	3.76
Transportation: Cargo	14,514,297	3.54
Automotive	13,137,348	3.20
	$352,177,718	85.89%

	December 31, 2023
Industry	Fair Value	Percentage of Total Investments
Healthcare & Pharmaceuticals	$71,803,100	18.56%
Services: Business	69,531,461	17.96
High Tech Industries	34,223,801	8.84
Banking, Finance, Insurance & Real Estate	33,440,236	8.64
Containers, Packaging & Glass	31,380,531	8.10
Capital Equipment	24,565,354	6.34
Services: Consumer	16,468,470	4.31
Chemicals, Plastics & Rubber	15,377,063	3.97
Transportation: Cargo	13,807,618	3.57
Automotive	13,785,929	3.56
	$324,383,563	83.85%

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

•
The Adviser’s investment professionals responsible for the portfolio investment and other senior members of the Adviser’s investment and management team, with oversight from the Adviser’s finance team, will make initial valuations of each investment;
•
The Adviser’s investment professionals and management team, with oversight by the Adviser’s finance and compliance team, will document the preliminary valuation conclusions and oversee sample testing of valuations with third-party valuation agents;
•
The preliminary valuation conclusions will be presented to the valuation committees for consideration;
•
The valuation committees will discuss the recommended valuations and determine, in good faith, the fair value of each investment;

•
The valuation determinations of the valuation committees will be presented to the risk committee and then shared with our CEO and CFO; and
•
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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, or AMT, tax-exempt organizations, insurance companies, dealers in securities, a trader in securities that elects to use a mark-to-market method of accounting for its securities holdings, pension plans and trusts, financial institutions, U.S. expatriates, U.S. persons with a functional currency other than the U.S. dollar, “controlled foreign corporations,” “passive foreign investment companies,” or corporations that accumulate earnings to avoid U.S. federal income tax. This summary assumes that investors hold our Common Stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, U.S. Department of the Treasury, or Treasury, regulations, and administrative and judicial interpretations,each as of the date of this annual report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

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

A RIC is limited in its ability to claim expenses as deductions in excess of its investment company taxable income. If our expenses in a given taxable year exceed gross taxable income, we would incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses and use such losses to offset investment company taxable income generated in subsequent taxable years. In addition, such expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for U.S. federal income tax purposes have aggregate taxable income for several taxable years that we distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those taxable years. Such distributions may be made from our cash assets or by premature sale, exchange, or other disposition of our investments, if necessary. We may realize gains or losses from such sales, exchanges, or other disposition of our investments. In the event we realize net gains (which would include our realized net long-term capital gains in excess of realized net short-term capital losses and/or our realized short-term capital gains in excess of realized short-term capital losses) from such transactions, you may receive a larger taxable distribution than you would have received in the absence of such transactions.

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

From time to time, we may offer to repurchase our outstanding Shares. Shareholders who tender all Shares held, or considered to be held, by them will be treated as having sold their Shares and generally will realize a capital gain or loss. If a Shareholder tenders fewer than all of its Shares or if fewer than all Shares tendered are repurchased, such Shareholder may be treated as having received a taxable dividend upon the tender of its Shares. In such a case, there is a risk that non-tendering Shareholders, and Shareholders who tender some but not all of their Shares or fewer than all of whose Shares are repurchased, in each case whose percentage interests in our Common Stock increase as a result of such tender, will be treated as having received a taxable distribution from us. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming Shares.

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

Taxation of Tax-Exempt U.S. Stockholders

A U.S. stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income, or UBTI. The direct conduct by a tax-exempt U.S. stockholder of the activities that we have conducted and are eligible to conduct could give rise to UBTI. However, as a BDC is classified as a corporation for U.S. federal income tax purposes, its business activities generally will not be attributed to its stockholders for purposes of determining the treatment of any amounts earned from the BDC for U.S. federal income tax purposes. Therefore, a tax-exempt U.S. stockholder should not be subject to U.S. taxation solely as a result of the holder’s ownership of the Shares and receipt of dividends that we pay. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to portfolio investors in our stock. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker”

investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt U.S. stockholders could be adversely affected.

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

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying statement of operations for our fiscal periods ended December 31, 2024, 2023, and 2022.

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

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Audax Management Company (NY), LLC, 320 Park Avenue, New York, NY 10022, Attention: General Counsel.

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
•
Artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions. The use of Artificial Intelligence by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio.
•
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
•
Political, social, and economic uncertainty creates and exacerbates risks.
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

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. The ongoing Russia/Ukraine and Israel/Hamas conflicts and resulting economic sanctions may have significant effects on global markets and may exacerbate existing supply chain issues. In addition, outbreaks of epidemic, pandemic or contagious diseases may also cause serious harm to our business, operating results and financial condition.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies,

contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, the ongoing Russia/Ukraine and Israel/Hamas conflicts and related sanctions, as well as growing social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide through economic sanctions and otherwise.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (1) continuously offered pursuant to a public offering, (2) regularly traded on an established securities market or (3) held by at least 500 persons at all times during the taxable year. We do not expect to qualify as a publicly offered RIC for any period. As a result, a non-corporate U.S. stockholder’s allocable portion of our affected expenses is treated as an additional deemed distribution to the stockholder and is deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate U.S. stockholders, including individuals, trusts and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC. In particular, for taxable years beginning after 2025, these expenses, referred to as miscellaneous itemized deductions, are deductible to a U.S. individual only to the extent they exceed 2% of such stockholder’s adjusted gross income, are not deductible for AMT purposes and are subject to the overall limitation on itemized deductions under Section 68 of the Code. For taxable years beginning prior to 2026, miscellaneous itemized deductions are disallowed in their entirety.

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

The net asset value and liquidity, if any, of the market for the Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to:

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

The Russia/Ukraine and Israel/Hamas conflicts and resulting economic sanctions may also have significant effects on global markets and may exacerbate existing supply chain issues. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets and valuation impacts. Such disruptions are adversely affecting our business, and future market disruptions and/or illiquidity could continue to impact us negatively. These events have limited, and could continue to limit, our investment opportunities, may limit our ability to grow and could negatively impact our operating results and the fair values of our investments.

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

There is ongoing increased public scrutiny related to environmental, social and governance (“ESG”) activities of public companies. We risk damage to our brand and reputation if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could negatively affect our business and results of operations.

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

Management's Role in Cybersecurity Risk Management

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

ITEM 2. PROPERTIES

Our headquarters are located at 320 Park Avenue, New York, NY 10022, and are provided by our Administrator. We reimburse our Administrator for such costs on an allocated basis, in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business.

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

Holders

As of March 24, 2025, we had two stockholders of record.

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

The distributions declared during the year ended December 31, 2024, were derived from $0.78 of net investment income and $0.02 return of capital. The distributions declared during the year ended December 31, 2023, were derived from $0.82 of net investment income and $0.00 return of capital.

We have notified shareholders of amounts for use in preparing 2024 income tax forms in January 2025. The following information is provided pursuant to provisions of the Code. We designate $0 as capital gain dividends paid during the fiscal year ended December 31, 2024.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2024:

Date of Sale	Shares Sold	Aggregate Offering Price
April 10, 2024	3,948,773	$37.0 million
October 15, 2024	7,236,842	$66.0 million

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2023:

Date of Sale	Shares Sold	Aggregate Offering Price
July 6, 2023	3,267,974	$30.0 million

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2024, 2023 and 2022 were derived from our accompanying audited financial statements and notes to the financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying financial statements, notes to the financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Statement of Operations Data:
Income
Total investment income	$42,701,534	$42,963,870	$29,658,516
Expenses
Net expense	6,518,569	6,737,990	5,840,708
Net investment income	36,182,965	36,225,880	23,817,808
Net realized (loss) gain on investments	(907,842)	(5,528,490)	853,764
Net change in unrealized (depreciation) appreciation on investments	(3,665,650)	3,595,408	(5,633,954)
Net increase in net assets resulting from operations	$31,609,473	$34,292,798	$19,037,618

Per Share Data:
Net investment income per common share - basic and diluted (a)	0.78	0.81	0.53
Net increase in net assets resulting fromoperations per common share - basic and diluted (a)	0.68	0.77	0.42
Distributions declared per common share	0.80	0.82	0.53

Statement of Assets and Liabilities Data:
Total assets	$433,157,788	$413,464,757	$443,650,195
Total liabilities	6,515,383	4,380,479	15,172,517
Net assets	426,642,405	409,084,278	428,477,678
Net asset value per common share	9.07	9.19	9.24
Common shares outstanding	47,020,454	44,518,989	46,376,461
Weighted common shares outstanding - basic and diluted	46,205,335	44,518,983	45,106,946

Other Data:
Number of portfolio investments	289	246	252
Average investment amount (b)	$1,442,816	$1,587,282	$1,697,226
Percentage of investments at floating rates (b)	100.00%	99.59%	99.41%

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
•
the risk of recession;
•
the impact of fluctuations in interest rates and foreign exchange rates on our business and our portfolio companies;
•
the general level of inflation and its impact on us, on our portfolio companies and on the industries in which we invest;
•
general price and volume fluctuations in the stock markets;
•
uncertainty surrounding global financial stability, including the liquidity of certain banks;
•
uncertainty surrounding financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China, and the war between Russia and Ukraine and the ongoing conflicts in the Middle East;
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
•
our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•
the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 24, 2025 (file no. 814-01154) (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2024, was approximately $410,031,275, and we held investments in 244 portfolio companies as of December 31, 2024. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2023, was approximately $387,194,568, and we held investments in 211 portfolio companies as of December 31, 2023.

During the year ended December 31, 2024, we purchased $108,843,281 in investments, and we had $63,131,474 in debt repayments by existing portfolio companies, and $19,912,490 in sales of securities of portfolio companies. During the year ended December 31, 2023, we purchased $71,291,378 in investments, and we had $59,955,240 in debt repayments by existing portfolio companies, and $43,961,707 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2024, we had a change in unrealized depreciation of $3,665,650 and realized losses of $907,842, and for the year ended December 31, 2023, we had a change in unrealized appreciation of $3,595,408 and realized losses of $5,528,490.

Our investment activity for the years ended December 31, 2024 and 2023, is presented at fair value below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning investment portfolio, at fair value	$387,194,568	$420,828,658
Investments in new portfolio investments	74,623,860	52,231,850
Investments in existing portfolio investments	34,219,421	19,059,528
Principal repayments	(63,131,474)	(59,955,240)
Proceeds from investments sold	(19,912,490)	(43,961,707)
Change in premiums, discounts and amortization	1,610,882	924,561
Net change in unrealized (depreciation) appreciation on investments	(3,665,650)	3,595,408
Realized loss on investments	(907,842)	(5,528,490)
Ending portfolio investment activity, at fair value	$410,031,275	$387,194,568
Number of portfolio investments	289	246
Average investment amount, at cost	$1,442,816	$1,587,282
Percentage of investments at floating rates	100.00%	99.59%

As of December 31, 2024 and 2023, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2024 through March 24, 2025, we invested $19,105,197 at cost in 71 different portfolio companies.

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2024 and 2023. For a comparison of our results of operations for the years ended December 31, 2023 and 2022, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 27, 2024.

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the years ended December 31, 2024 and 2023, is presented in the table below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Total interest income from non-controlled/non-affiliated investments	$42,066,157	$42,352,768
Total other interest income	401,127	300,230
Total other income	234,250	310,872
Total investment income	$42,701,534	$42,963,870

Total investment income for the year ended December 31, 2024 decreased to $42,066,157 from $42,963,870 for the year ended December 31, 2023, and was primarily driven by a decrease in interest rate spreads over the period. As of December 31, 2024 and 2023, the size of our debt portfolio was $411,274,889 and $385,290,924 at amortized cost, respectively, with total principal amount of debt outstanding of $416,223,879 and $390,220,926, respectively.

Expenses

Total expenses net of waivers for the years ended December 31, 2024 and 2023, were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Base management fee(a)	$4,214,381	$4,272,708
Incentive fee(a)	5,747,461	5,758,363
Interest expense(b)	—	446,070
Professional fees	664,032	535,070
Directors' fees	285,000	255,000
Administrative fee(a)	265,000	265,000
Other expenses	434,563	299,137
Total expenses	11,610,437	11,831,348
Base management fee waivers(a)	(1,475,033)	(1,495,448)
Incentive fee waivers(a)	(3,616,835)	(3,597,910)
Total expenses, net of waivers	$6,518,569	$6,737,990

(c)
Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.
(d)
Refer to Note 8-Borrowings within the financial statements for a description of the relevant expenses.

The decrease in base management fees before waivers for the year ended December 31, 2024 in comparison to the year ended December 31, 2023 was driven by our decreasing invested balance. For the years ended December 31, 2024 and 2023, we accrued gross base management fees before waivers of $4,214,381 and $4,272,708, respectively. Offsetting those fees, we recognized base management fee waivers of $1,475,033 and $1,495,448, respectively. For the years ended December 31, 2024 and 2023, we accrued incentive fees related to net investment income before waivers of $5,747,461 and $5,758,363, respectively. Offsetting those fees during the periods were incentive fee waivers of $3,616,835 and $3,597,910, respectively. For the years ended December 31, 2024 and 2023, we did not accrue incentive fees related to capital gains. Additionally, we accrued $265,000 of administrative fees for each of the years ended December 31, 2024 and 2023. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the years ended December 31, 2024 and 2023, we incurred professional fees of $664,032 and $535,070, respectively, related to audit fees, tax fees, and legal fees. We also incurred expenses related to fees paid to our independent directors of $285,000 and $255,000 for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, we incurred other expenses of $434,563 and $299,137, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. During the years ended December 31, 2024 and 2023, we incurred interest expense of $0 and $446,070, respectively, in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $907,842 in net realized losses for the year ended December 31, 2024. We recognized $5,528,490 in net realized losses for the year ended December 31, 2023.

Net change in unrealized (depreciation) appreciation on investments for the years ended December 31, 2024, and 2023, is presented in the table below, was as follows:

Type	Year Ended December 31, 2024	Year Ended December 31, 2023
First Lien Debt	$(277,632)	$2,049,517
Unitranche Debt	(4,061,600)	1,766,446
Second Lien Debt	194,409	(119,071)
Equity and Preferred Shares	479,173	(101,484)
Net change in unrealized (depreciation) appreciation on investments	$(3,665,650)	$3,595,408

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Set forth below are our financial condition, liquidity and capital resources for the years ended December 31, 2024 and 2023. For information regarding our liquidity and capital resources for the year ended December 31, 2023, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 27, 2024.

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2024 and 2023, we had cash of $19,737,091 and $20,940,279, respectively.

Operating Activities

Net cash provided by the operating activities for the year ended December 31, 2024 was $12,848,158. The primary operating activity during this period was investments in portfolio investments which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash provided by the operating activities for the year ended December 31, 2023 was $71,881,925. The primary operating activity during this period was investments in portfolio investments which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of December 31, 2024 and 2023, we had 109 and 84 investments with unfunded commitments of $37,896,006 and $27,258,654, respectively. We believe that, as of both December 31, 2024 and 2023, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Beginning investment portfolio	$387,194,568	$420,828,658
Investments in new portfolio investments	74,623,860	52,231,850
Investments in existing portfolio investments	34,219,421	19,059,528
Principal repayments	(63,131,474)	(59,955,240)
Proceeds from sales of investments	(19,912,490)	(43,961,707)
Net change in unrealized (depreciation) appreciation on investments	(3,665,650)	3,595,408
Net realized loss on investments	(907,842)	(5,528,490)
Net change in premiums, discounts and amortization	1,610,882	924,561
Investment Portfolio, at Fair Value	$410,031,275	$387,194,568

Financing Activities

Net cash used in our financing activities for the year ended December 31, 2024 was $14,051,346, which consisted of $103,000,000 from issuances of 11,185,615 shares to our stockholders, in connection with our capital calls during the period. This was partially offset by $80,000,000 in repurchases of 8,684,164 shares to our stockholders, in connection with our Tender Offers during the period and distributions of $37,051,346 or $0.80 per share. Net cash used in our financing activities for the year ended December 31, 2023 was $66,864,809, which consisted of $30,000,000 from issuances of 3,267,974 shares to our stockholders, in connection with our capital calls during the period and a net $13,178,611 in connection with our repayments of short-term borrowings during the period. This was partially offset by $47,515,735 in repurchases of 5,125,458 shares to our stockholders, in connection with our Tender Offers during the period and distributions of $36,170,582 or $0.82 per share.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024
$66,000,000	October 1, 2024

As of December 31, 2024, there were no remaining unfunded capital commitments by our investors.

The number of Shares issued and outstanding as of December 31, 2024 and December 31, 2023, were 47,020,454 and 44,518,989, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2024 and 2023:

	Common stock shares in issue
	Year Ended December 31, 2024	Year Ended December 31, 2023
Shares in issue, beginning of period	44,518,989	46,376,461
Common stock issued ($103,000,000 and $30,000,000, respectively)	11,185,615	3,267,974
Common stock repurchased ($80,000,000 and $47,515,735, respectively)	(8,684,164)	(5,125,458)
Issuance of common shares in connection with dividend reinvestment plan ($127 and $119, respectively)	14	12
Shares in issue, end of period	47,020,454	44,518,989

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2024:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Unfunded commitments(1)	$37,896,006	37,896,006	—	—	$—
Total contractual obligations	$37,896,006	37,896,006	—	—	$—

(1)
Unfunded commitments represent all amounts unfunded as of December 31, 2024. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2024.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2024, we made three distributions totaling $37,051,473, or $0.80 per Share. During the year ended December 31, 2023, we made two distributions totaling $36,170,582, or $0.82 per Share. The following tables provide the details of each distribution for the years ended December 31, 2024 and 2023.

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended	June 24, 2024	June 24, 2024	June 26, 2024	$0.400
2024	September 24, 2024	September 24, 2024	September 26, 2024	$0.190
	December 18, 2024	December 18, 2024	December 20, 2024	$0.210

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended	June 23, 2023	June 23, 2023	June 27, 2023	$0.410
2023	December 22, 2023	December 22, 2023	December 27, 2023	$0.415

Qualified Interest Income and Qualified Short-Term Capital Gain (for non-U.S. resident shareholders only). Under the American Jobs Creation Act of 2004, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2024 are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are designated as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2024 are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are designated as qualified short-term gain dividends, as defined by Section 871(k)(2)(C) of the Code.

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

Related Party Fees

For the year ended December 31, 2024, we recorded base management fees of $4,214,381 and waivers to the base management fees of $1,475,033, as set forth within the accompanying statements of operations. For the year ended December 31, 2023, we recorded base management fees of $4,272,708 and waivers to the base management fees of $1,495,448, as set forth within the accompanying statements of operations.

For the year ended December 31, 2024, we recorded incentive fees of $5,747,461 and waivers to the incentive fees of $3,616,835, as set forth within the accompanying statements of operations. For the year ended December 31, 2023, we recorded incentive fees of $5,758,363 and waivers to the incentive fees of $3,597,910, as set forth within the accompanying statements of operations.

For each of the years ended December 31, 2024 and 2023, we recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Fees due to related parties as of December 31, 2024 and 2023, as set forth on our accompanying statements of assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
Net base management fee due to Adviser	$686,366	$687,175
Net incentive fee due to Adviser	510,082	596,757
Total fees due to Adviser, net of waivers	1,196,448	1,283,932
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,262,698	$1,350,182

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

On April 15, 2024, we issued a Tender Offer to repurchase $30,000,000 worth of Common Stock from the Stockholder. The Offer was accepted on May 11, 2024. On October 18, 2024, we issued a Tender Offer to repurchase $50,000,000 worth of Common Stock from the Stockholder. The Offer was accepted on November 18, 2024.

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

•
The Adviser’s investment professionals responsible for the portfolio investment and other senior members of the Adviser’s investment and management team, with oversight from the Adviser’s finance team, will make initial valuations of each investment;
•
The Adviser’s investment professionals and management team, with oversight by the Adviser’s finance and compliance team, will document the preliminary valuation conclusions and oversee sample testing of valuations with third-party valuation agents;
•
The preliminary valuation conclusions will be presented to the valuation committees for consideration;
•
The valuation committees will discuss the recommended valuations and determine, in good faith, the fair value of each investment;
•
The valuation determinations of the valuation committees will be presented to the risk committee and then shared with our CEO and CFO; and
•
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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2024, 2023, and 2022.

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

COMMITMENTS AND CONTINGENCIES

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2024, we had 109 investments with unfunded commitments of $37,896,006. As of December 31, 2023, we had 84 investments with unfunded commitments of $27,258,654. We believe that, as of December 31, 2024 and 2023, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	12,486,716
Up 200 basis points	8,324,478
Up 100 basis points	4,162,239
Down 100 basis points	(4,162,239)
Down 200 basis points	(8,324,478)
Down 300 basis points	(12,486,716)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Audax Credit BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, brokers, and others; when replies were not received from brokers or others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2015.

New York, NY

March 24, 2025

A member firm of Ernst & Young Global Limited

Audax Credit BDC Inc.

Statements of Assets and Liabilities

December 31, 2024 and December 31, 2023

(Expressed in U.S. Dollars)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $416,973,715 and $390,471,358, respectively)	$410,031,275	$387,194,568
Cash and cash equivalents	19,737,091	20,940,279
Interest receivable	2,867,021	2,502,835
Receivable from investments sold	412,083	2,801,365
Receivable from bank loan repayment	110,318	25,710
Total Assets	$433,157,788	$413,464,757
Liabilities
Payable for investments purchased	$4,820,442	$2,455,000
Fees due to investment advisor, net of waivers(a)	1,196,448	1,283,932
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	432,243	575,297
Total Liabilities	$6,515,383	$4,380,479
Commitments and contingencies(b)
Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 47,020,454 and 44,518,989 shares issued and outstanding, respectively	$47,020	$44,519
Capital in excess of par value	442,395,577	420,442,206
Total distributable earnings (loss)	(15,800,192)	(11,402,447)
Total Net Assets	$426,642,405	$409,084,278
Net Asset Value per Share of Common Stock at End of Period	$9.07	$9.19
Shares Outstanding	47,020,454	44,518,989

(a)
Refer to Note 4-Related Party Transactions for additional information
(b)
Refer to Note 9-Commitments and Contingencies for additional information

Audax Credit BDC Inc.

Statements of Operations

For Years Ended December 31, 2024, 2023, and 2022

(Expressed in U.S. Dollars)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Investment Income
Non-Control/Non-Affiliate
Interest income	$42,066,157	$42,352,768	$29,155,188
Interest on cash	401,127	300,230	44,174
Total interest income	42,467,284	42,652,998	29,199,362
Non-Control/Non-Affiliate
Fee income	234,250	310,872	459,154
Total income	42,701,534	42,963,870	29,658,516
Expenses
Base management fee(a)	$4,214,381	$4,272,708	$4,422,989
Incentive fee(a)	5,747,461	5,758,363	3,454,468
Interest expense(b)	—	446,070	712,005
Professional fees	664,032	535,070	643,991
Directors' fees	285,000	255,000	240,000
Administrative fee(a)	265,000	265,000	265,000
Other expenses	434,563	299,137	308,184
Expenses before waivers from investment adviser and administrator	11,610,437	11,831,348	10,046,637
Base management fee waivers(a)	(1,475,033)	(1,495,448)	(1,548,046)
Incentive fee waivers(a)	(3,616,835)	(3,597,910)	(2,657,883)
Total expenses, net of waivers	6,518,569	6,737,990	5,840,708
Net Investment Income	36,182,965	36,225,880	23,817,808
Realized and Unrealized (Loss) Gain on Non-Control/Non-Affiliate Investments
Net realized (loss) gain on investments	(907,842)	(5,528,490)	853,764
Net change in unrealized (depreciation) appreciation on investments	(3,665,650)	3,595,408	(5,633,954)
Net realized and unrealized gain (loss) on investments	(4,573,492)	(1,933,082)	(4,780,190)
Net Increase in Net Assets Resulting from Operations	$31,609,473	$34,292,798	$19,037,618
Basic and Diluted per Share of Common Stock:
Net investment income	$0.78	$0.81	$0.53
Net increase in net assets resulting from operations	$0.68	$0.77	$0.42
Weighted average shares of common stock outstanding basic and diluted	46,205,335	44,518,983	45,106,946

(a)
Refer to Note 4-Related Party Transactions for additional information
(b)
Refer to Note 8-Borrowings for additional information

Audax Credit BDC Inc.

Statements of Changes in Net Assets

For the Years Ended December 31, 2024, 2023, and 2022

(Expressed in U.S. Dollars)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operations
Net investment income	$36,182,965	$36,225,880	$23,817,808
Net realized (loss) gain on investments	(907,842)	(5,528,490)	853,764
Net change in unrealized (depreciation) appreciation on investments	(3,665,650)	3,595,408	(5,633,954)
Net increase in net assets resulting from operations	31,609,473	34,292,798	19,037,618
Distributions:
Distributions of ordinary income to common stockholders (a)	(36,162,651)	(36,170,582)	(23,797,493)
Return of capital to common stockholders (a)	(888,822)	—	(709,854)
Total distributions	(37,051,473)	(36,170,582)	(24,507,347)
Capital Share Transactions:
Issuance of common stock	103,000,000	30,000,000	110,000,000
Repurchases of common stock (a)	(80,000,000)	(47,515,735)	(50,000,000)
Reinvestment of common stock	127	119	73
Net increase (decrease) in net assets from capital share transactions	23,000,127	(17,515,616)	60,000,073
Net Increase (Decrease) in Net Assets	17,558,127	(19,393,400)	54,530,344
Net Assets, Beginning of Period	409,084,278	428,477,678	373,947,334
Net Assets, End of Period	$426,642,405	$409,084,278	$428,477,678

(a)
Refer to Note 6-Income Tax for additional information

Audax Credit BDC Inc.

Statements of Cash Flows

For Years Ended December 31, 2024, 2023, and 2022

(Expressed in U.S. Dollars)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$31,609,473	$34,292,798	$19,037,618
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) on investments	907,842	5,528,490	(853,764)
Net change in unrealized depreciation (appreciation) on investments	3,665,650	(3,595,408)	5,633,954
Accretion of original issue discount interest and payment-in-kind interest	(1,610,882)	(924,561)	(930,844)
Decrease (increase) in receivable from investments sold	2,389,282	1,614,066	(4,415,431)
Increase in interest receivable	(364,186)	(80,964)	(1,378,317)
(Increase) decrease in receivable from bank loan repayment	(84,608)	35,362	(34,301)
(Decrease) increase in accrued expenses and other liabilities	(143,054)	(215,050)	463,850
(Decrease) increase in fees due to investment advisor(a)	(87,484)	146,623	496,980
Increase (decrease) in payable for investments purchased	2,365,442	2,455,000	(40,203,085)
Investment activity:
Investments purchased	(108,843,281)	(71,291,378)	(112,962,731)
Proceeds from investments sold	19,912,490	43,961,707	21,825,900
Repayment of bank loans	63,131,474	59,955,240	69,513,201
Total investment activity	(25,799,317)	32,625,569	(21,623,630)
Net cash provided by (used in) operating activities	12,848,158	71,881,925	(43,806,970)
Cash flows from financing activities:
Issuance of shares of common stock	103,000,000	30,000,000	110,000,073
Repurchases of shares of common stock	(80,000,000)	(47,515,735)	(50,000,000)
Short-term borrowings(b)	—	—	47,154,556
Distributions paid to common stockholders	(37,051,346)	(36,170,463)	(24,507,347)
Repayments of short-term borrowings(b)	—	(13,178,611)	(33,975,945)
Net cash (used in) provided by financing activities	(14,051,346)	(66,864,809)	48,671,337
Net (decrease) increase in cash and cash equivalents	(1,203,188)	5,017,116	4,864,367
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	20,940,279	15,923,163	11,058,796
Cash and cash equivalents, end of period	$19,737,091	$20,940,279	$15,923,163
Supplemental cash flow information
Interest paid on short-term financing	$—	$578,108	$353,664
Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$127	$119	$73
Payment-in-kind ("PIK") interest income	$745,497	$193,851	$239,601

(a)
Refer to Note 4-Related Party Transactions for additional information
(b)
Refer to Note 8-Borrowings for additional information.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (94.6%) (g) (h) (i):
Services: Business
Vortex	(j)	Unitranche Initial Term Loan	S+	5.00%	9.31%	9/1/2023	9/4/2029	$5,053,186	$4,978,400	$5,053,180
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.06%	12/7/2021	12/15/2028	4,376,250	4,349,399	4,411,019
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	5.75%	10.06%	12/7/2022	12/7/2028	4,115,943	4,034,168	4,115,943
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	10.31%	12/16/2021	1/20/2028	4,119,883	4,079,163	4,079,589
Amplix		Unitranche First Amendment Term Loan	S+	5.25%	9.56%	10/19/2023	10/18/2029	3,889,047	3,796,189	3,889,047
CoAdvantage	(k)	Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	9.81%	8/2/2023	8/2/2029	3,801,875	3,801,875	3,813,167
Golden Source		Unitranche Initial Term Loan	S+	5.25%	9.56%	3/25/2022	5/12/2028	3,375,298	3,309,616	3,375,298
Eliassen		Unitranche Initial Term Loan	S+	5.75%	10.06%	3/31/2022	4/14/2028	3,415,231	3,378,524	3,346,927
Kept Companies		Senior Secured Term Loan	S+	5.25%	9.56%	4/30/2024	4/30/2029	3,135,911	3,087,272	3,112,391
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	10.06%	3/25/2022	4/9/2029	3,729,994	3,684,779	2,983,995
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	10.06%	12/10/2021	11/30/2027	2,934,015	2,915,448	2,904,675
CoolSys		Senior Secured Closing Date Initial Term Loan	S+	4.75%	9.06%	8/4/2021	8/11/2028	2,970,762	2,952,830	2,889,066
Veregy		Senior Secured Initial Term Loan	S+	6.00%	10.31%	11/2/2020	11/3/2027	2,415,986	2,389,021	2,403,906
Epiq	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.06%	7/17/2024	4/26/2029	1,989,822	1,985,065	2,008,476
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	7.81%	12/9/2021	12/15/2028	1,945,000	1,933,117	1,954,317
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	10.06%	6/6/2022	6/15/2028	1,906,023	1,880,189	1,906,023
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.00%	9.31%	9/16/2022	3/12/2027	1,890,987	1,855,933	1,890,987
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	10.81%	12/23/2022	1/20/2028	1,832,782	1,793,870	1,832,782
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	8.06%	3/6/2020	4/9/2027	1,725,492	1,719,327	1,691,526
Vensure		Senior Secured Initial Term Loan	S+	5.00%	9.31%	9/23/2024	9/27/2031	1,656,118	1,637,837	1,643,697
Paradigm Outcomes	(k)	Senior Secured 2024 Replacement Term Loan	S+	3.25%	7.56%	4/2/2024	5/6/2031	1,492,509	1,485,544	1,510,419
Argano		Senior Secured Initial Term Loan	S+	5.75%	10.06%	9/13/2024	9/13/2029	1,496,250	1,463,955	1,488,769
Vistage		Senior Secured Initial Term Loan	S+	4.75%	9.06%	7/18/2022	7/13/2029	1,472,437	1,451,208	1,461,393
Insight Global		Unitranche 2024 Refinancing Term Loan	S+	5.00%	9.31%	9/22/2021	9/22/2028	1,455,000	1,436,711	1,447,725
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.56%	1/19/2022	12/29/2028	1,434,464	1,432,177	1,445,000
Divisions Maintenance Group	(k)	Senior Secured Term B Loan	S+	4.75%	9.06%	5/21/2021	5/27/2028	1,400,788	1,395,883	1,400,788
Aprio		Senior Secured Initial Term Loan	S+	4.75%	9.06%	8/1/2024	8/1/2031	1,200,655	1,186,930	1,191,650
Heartland		Senior Secured Initial Term Loan	S+	5.25%	9.56%	12/1/2023	12/12/2029	1,199,017	1,177,803	1,185,528
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	10.56%	3/31/2023	3/30/2029	1,060,622	1,034,137	1,060,622
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	9.56%	10/20/2023	10/31/2030	992,463	979,255	989,982
Barton Associates	(k)	Unitranche Initial Term Loan	S+	6.50%	10.81%	11/18/2024	7/26/2028	997,449	987,449	987,474
Colibri	(k)	Senior Secured First Amendment Incremental Term Loan	S+	5.00%	9.31%	11/9/2023	3/12/2029	990,000	969,325	985,298
TRC Companies	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.06%	11/19/2021	12/8/2028	972,502	969,554	982,349
eResearch	(k)	Senior Secured Tranche B-1 Term Loan (First Lien)	S+	4.00%	8.31%	12/1/2020	2/4/2027	959,805	959,805	966,927
WIRB-Copernicus Group	(k)	Senior Secured 2024 Refinancing Term Loan	S+	3.50%	7.81%	12/13/2019	1/8/2027	955,000	951,898	960,200
Secretariat International		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.06%	12/16/2021	12/29/2028	956,026	952,930	951,246

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (94.3%) (g) (h) (i) (Continued):
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.56%	12/9/2021	3/6/2028	967,337	965,971	755,328
Teneo	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.06%	10/18/2024	3/13/2031	498,744	497,494	503,941
HireRight	(k)	Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.00%	8.31%	3/25/2024	9/27/2030	497,481	491,906	503,700
Ahead	(k)	Senior Secured Term B-3 Loan (First Lien)	S+	3.50%	7.81%	8/2/2024	2/1/2031	497,500	496,334	501,542
Inmar	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.00%	9.31%	10/25/2024	10/30/2031	498,750	496,250	501,009
AI Fire & Safety	(k)	Senior Secured Initial Term Loan	S+	4.50%	8.81%	12/20/2024	12/31/2031	500,000	497,500	497,500
Geosyntec		Senior Secured Initial Term Loan	S+	3.75%	8.06%	7/24/2024	7/31/2031	500,000	497,581	497,500
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	5.75%	10.06%	12/7/2022	12/7/2028	497,143	480,000	497,143
Ascend		Senior Secured Initial Term Loan	S+	4.50%	8.81%	10/22/2024	8/9/2031	500,000	497,500	496,250
Perficient		Senior Secured Closing Date Term Loan	S+	3.50%	7.81%	8/2/2024	10/2/2031	500,000	497,549	496,250
S&P Engineering Solutions		Senior Secured Initial Term Loan	S+	5.00%	9.31%	3/31/2023	5/2/2030	493,750	481,921	493,750
Service Logic		Senior Secured Relevant Term Loan	S+	3.50%	7.81%	2/8/2024	10/30/2027	494,942	495,159	489,374
System One		Senior Secured 2024 Refinancing Term Loan	S+	3.75%	8.06%	1/28/2021	3/2/2028	482,500	481,313	477,675
OSG Billing Services		Senior Secured Last-Out Term Loan	S+	6.25%	10.56%	11/30/2023	11/30/2028	312,562	312,562	310,999
Golden Source		Senior Secured Revolving Loan	S+	5.25%	9.56%	3/25/2022	5/12/2028	300,469	291,080	300,469
OSG Billing Services		Senior Secured First-Out Term Loan	S+	8.00%	12.31%	11/30/2023	5/30/2028	219,341	209,666	218,244
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	10.06%	3/25/2022	4/9/2029	170,940	166,902	136,752
Ascend		Senior Secured Revolving Credit Loan	S+	4.50%	8.81%	10/22/2024	8/9/2031	103,093	102,234	102,320
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	10.06%	6/6/2022	12/15/2028	79,545	75,000	79,545
Aprio		Senior Secured Revolving Loan	S+	4.75%	9.06%	8/1/2024	8/1/2031	79,898	79,399	79,299
VC3	(j)	Senior Secured Revolving Credit	S+	5.00%	9.31%	7/21/2022	3/12/2027	76,923	74,231	76,923
Vortex	(j)	Senior Secured Revolving Loan	S+	5.00%	9.31%	9/1/2023	9/4/2029	72,783	38,267	72,783
Kept Companies		Senior Secured Revolving Loan	S+	5.25%	9.56%	4/30/2024	4/30/2029	57,051	49,920	56,623
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	10.56%	3/31/2023	3/30/2029	33,748	31,617	33,748
Heartland		Senior Secured Revolving Credit Loan	S+	5.25%	9.56%	12/1/2023	12/12/2029	22,759	18,621	22,503
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	5.00%	9.31%	3/31/2023	5/2/2029	—	(1,471)	—
Amplix		Senior Secured Revolving Credit Loan	S+	5.25%	9.56%	10/19/2023	10/18/2029	—	(8,242)	—
									86,712,850	86,522,551
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	6.00%	10.31%	9/22/2021	9/30/2027	4,848,401	4,803,020	4,848,401
Minds + Assembly	(j)	Unitranche Initial Term Loan	S+	5.25%	9.56%	5/3/2023	5/3/2029	4,037,888	3,952,647	4,037,888
Radiology Partners	(k)	Senior Secured Term B Loan	S+	3.50%, 1.50% PIK	9.31%	6/28/2018	1/31/2029	3,766,361	3,805,128	3,731,522
OrthoNebraska	(j)	Unitranche Term Loan	S+	6.50%	10.81%	7/31/2023	7/31/2028	3,344,007	3,257,217	3,344,007
PharMedQuest	(j)	Unitranche Term A Loan	S+	5.25%	9.56%	11/6/2019	11/6/2026	3,260,898	3,260,898	3,260,898
InterMed	(j)	Unitranche Initial Term Loan	S+	6.50%	10.81%	12/22/2022	12/24/2029	2,978,402	2,911,907	2,944,293
RevHealth	(j)	Unitranche Initial Term Loan	S+	5.75%	10.06%	7/22/2022	7/21/2028	4,184,503	4,128,782	2,748,382
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%	10.06%	5/27/2022	6/13/2029	2,480,895	2,432,739	2,183,188
TEAM Services	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	5.25%	9.56%	6/28/2024	12/20/2027	2,000,000	1,964,457	2,011,670
U.S. Foot and Ankle Specialists		Senior Secured Term Loan	S+	5.50%	9.81%	4/17/2024	9/15/2026	2,011,202	1,993,032	1,996,118
Paradigm Oral Health		Senior Secured Initial Term Loan	S+	4.75%	9.06%	9/30/2024	11/16/2028	1,977,143	1,948,229	1,977,143
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.81%	7/2/2021	7/3/2028	1,936,041	1,929,460	1,882,800
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+	5.00%	9.31%	7/13/2021	12/30/2027	1,816,284	1,806,254	1,816,284
InHealth Medical Alliance	(o)	Unitranche Initial Term Loan	S+	7.00% PIK	11.31%	6/25/2021	6/28/2028	3,594,124	3,574,372	1,797,062
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.31%	5/12/2021	5/18/2028	1,825,525	1,820,315	1,775,323
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	9.31%	3/11/2022	4/23/2029	1,795,061	1,774,040	1,772,623
Blue Cloud	(k)	Senior Secured Closing Date Term Loan	S+	5.00%	9.06%	12/13/2021	1/21/2031	1,670,875	1,656,462	1,654,166
nThrive	(k)	Senior Secured Tranche C Term Loan	S+	4.00%	8.31%	11/18/2024	12/17/2028	1,613,125	1,613,125	1,596,994

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (94.3%) (g) (h) (i) (Continued):
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+	4.25%	8.56%	10/24/2019	11/20/2026	1,911,906	1,910,591	1,592,752
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.06%	4/1/2021	5/10/2028	1,478,609	1,473,513	1,489,935
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.25%	8.56%	12/18/2020	12/22/2027	1,447,500	1,436,963	1,443,881
Forefront	(k)	Senior Secured Term B-1 Loan	S+	5.50%	9.81%	12/14/2023	3/30/2029	1,488,750	1,460,125	1,440,135
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.81%	11/23/2020	12/22/2027	1,443,750	1,433,198	1,325,204
Nvision		Senior Secured 2024 Initial Term Loan	S+	5.50%	9.81%	10/31/2024	12/31/2028	1,260,692	1,226,805	1,257,541
MB2 Dental		Unitranche Initial Term Loan	S+	5.50%	9.81%	2/5/2024	2/13/2031	1,166,815	1,155,368	1,166,815
Micro Merchant Systems		Unitranche Initial Term Loan	S+	4.75%	9.06%	3/2/2022	12/14/2027	1,164,630	1,156,230	1,161,718
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.81%	4/1/2021	4/17/2028	1,048,271	1,042,989	1,045,651
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.25%	7.56%	4/24/2024	4/30/2031	997,500	988,214	1,001,555
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	S+	8.00%	12.31%	4/1/2021	4/16/2029	1,000,000	991,040	997,500
PharMedQuest		Unitranche Fifth Amendment Incremental Term Loan	S+	5.25%	9.56%	10/27/2023	11/6/2026	987,500	980,106	987,500
Cirtec Medical		Senior Secured U.S. Dollar Term Loan	S+	4.75%	9.06%	1/30/2023	1/30/2029	982,500	958,962	980,044
NSM	(k)	Senior Secured Amendment No. 6 Incremental Term Loan	S+	5.25%	9.56%	8/5/2024	5/14/2029	952,613	950,399	964,520
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	10.31%	6/27/2022	6/28/2029	977,093	933,453	955,108
Wedgewood		Senior Secured Initial Term Loan	S+	4.25%	8.56%	2/24/2021	3/31/2028	967,500	962,041	952,988
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%	8.56%	3/23/2022	3/30/2029	975,297	963,896	943,448
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%	10.81%	12/22/2022	12/22/2028	863,931	842,333	854,037
Solis Mammography		Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.50%	8.81%	3/23/2024	4/17/2028	798,500	796,020	796,504
ImageFirst		Senior Secured 2024 Refinancing Term Loan	S+	4.25%	8.56%	4/26/2021	4/27/2028	592,650	591,045	591,168
Viant	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.00%	8.31%	10/16/2024	10/29/2031	555,147	552,371	562,000
MyEyeDr	(k)	Senior Secured Ninth Amendment Refinancing Term Loan (First Lien)	S+	3.50%	7.81%	4/15/2024	4/15/2031	513,290	513,290	518,049
TEAM Services	(k)	Senior Secured Term Loan (First Lien)	S+	5.00%	9.31%	1/25/2024	12/20/2027	494,859	492,807	498,159
Cirtec Medical		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.75%	9.06%	7/2/2024	1/30/2029	497,500	491,435	496,256
nThrive	(k)	Senior Secured Tranche D Term Loan	S+	6.75%	11.06%	11/18/2024	12/17/2029	490,000	490,000	485,100
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	11.81%	4/11/2023	11/30/2028	491,250	465,825	478,969
AccentCare		Senior Secured Tranche B Term Loan	S+	4.00%	8.31%	6/15/2021	9/20/2028	482,625	482,625	466,940
nThrive	(k)	Senior Secured First Out Tranche B Term Loan	S+	4.00%	8.31%	11/18/2024	12/17/2028	414,375	414,375	410,231
TEAM Services	(k)	Senior Secured Term Loan (Second Lien)	S+	9.00%	13.31%	1/5/2024	12/18/2028	410,000	407,950	407,950
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.75%	9.06%	3/22/2021	2/6/2026	377,041	376,952	367,615
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.75%	9.06%	2/27/2017	2/6/2026	321,058	321,058	313,032
UDG	(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	8.56%	8/6/2021	8/19/2028	315,938	314,359	311,198
Western Dental		Senior Secured Second-Out Term Loan (Tranche B)	S+	1.00%, 6.25% PIK	11.56%	6/14/2024	8/18/2028	513,494	410,741	282,422
Nvision		Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.81%	10/30/2024	12/31/2028	243,307	239,658	242,699
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%	10.06%	7/22/2022	7/21/2028	231,164	231,164	151,829
nThrive	(k)	Senior Secured TLA	S+	5.25%	9.56%	11/20/2024	12/17/2028	117,685	116,508	116,508
AccentCare		Senior Secured Tranche A Term Loan	S+	5.50%	9.81%	2/5/2024	6/20/2028	119,820	116,006	115,926
Minds + Assembly	(j)	Senior Secured Revolving Loan	S+	5.25%	9.56%	5/3/2023	5/3/2029	102,484	83,696	102,484
Western Dental		Senior Secured First-Out Term Loan (Tranche A-1)	S+	6.50%	10.81%	6/18/2024	5/18/2028	93,267	88,307	93,267
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.06%	3/11/2022	4/21/2028	61,953	58,586	61,178
Blue Cloud	(k)	Senior Secured Revolving Loan	S+	5.00%	9.06%	12/13/2021	1/21/2031	34,091	34,091	33,750
EyeSouth Partners		Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.81%	11/15/2024	10/5/2029	25,363	25,109	25,173
Midwest Eye Services		Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.81%	12/31/2024	8/20/2027	-	(3,220)	-
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%	10.81%	7/31/2023	7/31/2028	—	(13,724)	—
Midwest Eye Services		Senior Secured Initial Term Loan	S+	4.50%	8.81%	12/31/2024	8/20/2027	—	(15,000)	—
									77,580,344	73,867,501

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.25%	9.56%	6/13/2022	6/30/2028	$4,988,205	$4,907,747	$4,988,205
Cerity Partners		Unitranche Initial Term Loan	S+	5.25%	9.56%	7/28/2022	7/28/2029	4,554,659	4,501,192	4,554,659
Alera		Unitranche 2022 Incremental Term Loan	S+	5.25%	9.56%	8/31/2022	10/2/2028	3,917,833	3,860,374	3,908,039
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.06%	7/22/2021	7/31/2028	3,880,000	3,867,050	3,457,361
Prime Pensions	(j)	Unitranche Initial Term Loan	S+	5.25%	9.56%	2/20/2024	2/26/2030	2,693,219	2,622,286	2,693,219
EPIC Insurance		Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.81%	8/27/2021	9/29/2028	2,117,932	2,095,501	2,096,753
Kestra Financial	(k)	Senior Secured A&R Amendment No. 1 Term Loan	S+	3.00%	7.31%	3/19/2024	3/22/2031	1,995,000	1,990,434	1,999,778
Beta+		Senior Secured Initial Term Loan	S+	5.75%	10.06%	6/24/2022	7/2/2029	1,955,000	1,864,925	1,906,125
OneDigital	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	3.25%	7.56%	6/13/2024	7/2/2031	1,494,370	1,486,994	1,500,019
EdgeCo	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.50%	9.06%	3/29/2022	6/1/2028	1,484,183	1,473,220	1,469,341
Orion	(k)	Senior Secured 2024 Refinancing Term Loan	S+	3.75%	8.06%	8/4/2020	9/24/2030	1,440,271	1,433,289	1,455,797
Steward Partners		Senior Secured Closing Date Term B Loan	S+	4.75%	9.06%	12/8/2023	10/14/2028	1,192,290	1,169,465	1,189,309
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%	10.56%	4/21/2021	4/28/2028	1,137,253	1,125,292	1,137,253
Osaic	(k)	Senior Secured Term B-4 Loan	S+	3.50%	7.81%	8/16/2023	8/17/2028	1,006,093	998,386	1,011,410
LERETA		Senior Secured Initial Term Loan	S+	5.25%	9.56%	7/27/2021	7/30/2028	967,500	961,678	928,800
Cherry Bekaert		Unitranche Amendment No. 1 Term Loan	S+	5.25%	9.56%	10/11/2023	6/30/2028	719,105	707,394	719,105
Beta+		Senior Secured Revolving Credit Loan	S+	4.50%	8.81%	6/24/2022	7/1/2027	116,041	109,825	113,140
EPIC Insurance		Senior Secured Refinancing Revolving Loan	S+	4.50%	8.81%	8/27/2021	9/29/2028	18,218	17,949	18,036
Steward Partners		Senior Secured Revolving Loan	S+	4.75%	9.06%	12/20/2023	10/14/2028	—	(5,389)	—
Prime Pensions	(j)	Senior Secured Revolving Credit	S+	5.25%	9.56%	2/20/2024	2/26/2030	—	(7,619)	—
									35,179,993	35,146,349
Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	10.06%	3/25/2022	3/31/2028	3,900,000	3,852,160	3,870,750
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%	8.31%	12/12/2018	12/15/2025	3,763,375	3,751,708	3,655,178
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.06%	3/17/2021	3/31/2028	3,616,949	3,610,715	3,646,788
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.25%	9.56%	6/15/2022	8/12/2029	2,910,174	2,945,781	2,895,623
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%	10.31%	9/30/2022	7/29/2029	2,286,667	2,240,859	2,212,350
Shaw		Senior Secured Initial Senior Term Facility	S+	6.00%	10.31%	9/30/2023	10/30/2029	1,773,830	1,742,593	1,751,657
Radwell		Unitranche Initial Term Loan	S+	5.50%	9.81%	3/11/2022	4/1/2029	1,628,141	1,611,581	1,615,930
Air Control Concepts	(k)	Senior Secured Closing Date Term Loan	S+	3.25%	7.56%	7/16/2024	7/23/2031	999,773	997,577	1,006,491
Trystar		Senior Secured Initial Term Loan	S+	4.50%	8.81%	7/31/2024	8/6/2031	1,000,000	988,631	995,000
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	11.31%	3/31/2023	3/31/2030	945,910	923,503	929,357
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	10.31%	5/26/2022	5/31/2029	977,500	923,824	860,200
Associated Springs		Senior Secured Initial Term Loan	S+	5.75%	10.06%	3/7/2024	4/4/2030	715,159	699,573	715,159
Ohio Transmission		Unitranche Initial Term Loan	S+	5.50%	9.81%	12/12/2023	12/19/2030	529,937	518,858	525,962
Circor	(k)	Senior Secured Initial Term Loan	S+	3.50%	7.81%	10/9/2024	10/17/2031	500,000	498,750	503,958

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
TriMark		Senior Secured Initial Tranche B Loan	S+	5.25% PIK	9.56%	1/16/2024	6/30/2029	670,512	670,512	503,722
Associated Springs		Senior Secured Incremental Term Loan	S+	5.75%	10.06%	11/25/2024	4/4/2030	500,000	490,000	500,000
Chromalloy	(k)	Senior Secured Term Loan	S+	3.75%	8.06%	3/22/2024	3/27/2031	497,500	492,893	498,744
nVent	(k)	Senior Secured Term Loan B	S+	3.50%	7.81%	9/30/2024	9/17/2031	500,000	497,500	497,500
Trystar		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.50%	8.81%	9/5/2024	8/6/2031	500,000	494,248	497,500
AGCO G&P		Senior Secured TL	S+	5.00%	9.31%	10/8/2024	10/31/2031	500,000	495,000	496,250
Bad Boy Mowers		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	10.31%	11/29/2023	11/9/2029	495,000	484,350	490,050
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.75%	8.06%	3/5/2020	5/19/2028	477,652	477,652	481,981
Infinite Electronics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.06%	2/24/2021	3/2/2028	482,650	482,064	479,754
Pegasus		Senior Secured Initial Term Loan	S+	5.25%	9.56%	1/24/2024	1/19/2031	411,239	404,585	408,155
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	10.31%	8/11/2022	7/29/2028	125,658	115,253	121,574
Ohio Transmission		Senior Secured Initial Revolving Loan	S+	5.50%	9.81%	12/19/2023	12/19/2029	17,333	16,640	17,203
Radwell		Senior Secured Revolving Loan	S+	5.50%	9.81%	3/11/2022	4/1/2029	16,000	14,800	15,880
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	10.06%	3/25/2022	3/31/2028	—	(2,954)	—
Trystar		Senior Secured Revolving Credit Loan	S+	4.50%	8.81%	7/31/2024	8/6/2031	—	(2,727)	—
Associated Springs		Senior Secured Revolving Loan	S+	5.75%	10.06%	3/7/2024	4/4/2030	—	(1,888)	—
									30,434,041	30,192,716
Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	10.31%	12/10/2021	12/23/2026	6,285,612	6,219,021	6,285,612
Brook & Whittle	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.31%	12/9/2021	12/14/2028	3,068,065	3,051,757	2,740,795
Anchor Packaging	(k)	Senior Secured Amendment No.5 Term Loan (First Lien)	S+	3.25%	7.56%	7/17/2019	7/18/2029	2,446,188	2,437,466	2,463,263
Paragon Films	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	8.56%	12/15/2021	12/16/2028	2,010,404	1,996,973	2,009,300
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	8.56%	7/2/2021	7/8/2028	1,823,354	1,818,096	1,801,702
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	7.56%	1/29/2021	3/3/2028	1,773,623	1,768,799	1,774,563
Tekni-Plex	(k)	Senior Secured Tranche B-7 Initial Term Loan	S+	3.75%	8.06%	3/27/2024	9/15/2028	1,610,046	1,608,315	1,626,508
Technimark	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.81%	6/30/2021	4/14/2031	1,451,465	1,447,442	1,451,015
Intertape Polymer	(k)(m)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.06%	6/15/2022	6/28/2028	1,375,110	1,333,105	1,328,700
Balcan	(n)	Senior Secured Term Loan B	S+	4.75%	9.06%	10/10/2024	10/18/2031	1,000,000	980,000	992,500
Transcendia		Unitranche Term Loan (2024)	S+	6.50%	10.81%	5/23/2024	11/23/2029	997,500	979,221	986,278
Lacerta		Senior Secured Term Loan	S+	5.50%	9.81%	2/8/2021	12/30/2026	960,000	955,561	928,800
Applied Adhesives		Senior Secured Term A Loan	S+	4.50%	8.81%	3/12/2021	3/12/2027	609,004	606,288	604,436
SupplyOne	(k)	Senior Secured Term B Loan	S+	3.75%	8.06%	3/27/2024	4/19/2031	496,250	491,666	501,007
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	10.56%	7/18/2023	7/19/2029	495,000	481,002	485,100
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.56%	4/27/2022	5/5/2029	488,750	483,875	481,419
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	9.56%	11/29/2021	12/1/2027	443,750	441,057	426,000
Applied Adhesives		Senior Secured Revolving Loan	S+	4.50%	8.81%	3/12/2021	3/12/2027	—	(616)	—
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	10.56%	7/18/2023	7/19/2028	—	(3,233)	—
									27,095,795	26,886,998

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
High Tech Industries
Planview	(k)	Senior Secured 2024-B Incremental Term Loan (First Lien)	S+	3.50%	7.81%	12/11/2020	12/17/2027	3,058,369	3,043,141	3,084,013
Idera	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	3.50%	7.81%	6/27/2017	3/2/2028	2,527,688	2,527,833	2,487,245
Ivanti Software		Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+	4.25%	8.56%	11/20/2020	12/1/2027	2,902,913	2,879,914	2,418,489
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%	8.31%	3/19/2021	4/24/2028	2,418,750	2,411,615	2,386,097
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%	11.31%	5/17/2022	8/15/2030	2,000,000	1,950,555	1,935,000
Intermedia		Unitranche 2024 Refinancing Term Loan (First Lien)	S+	5.25%	9.56%	4/4/2024	4/4/2029	1,895,000	1,895,000	1,895,000
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%	8.31%	12/19/2019	11/19/2026	1,929,218	1,926,304	1,705,853
BMC	(k)	Senior Secured 2031 New Dollar Term Loan	S+	3.75%	8.06%	7/3/2024	7/30/2031	1,500,000	1,494,564	1,514,235
Xplor Technologies		Senior Secured TLB	S+	3.50%	7.81%	6/14/2024	6/24/2031	1,496,250	1,489,152	1,496,250
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	9.56%	12/16/2021	12/21/2028	1,458,750	1,449,633	1,447,809
ORBCOMM	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	8.56%	6/17/2021	9/1/2028	1,466,211	1,419,655	1,311,159
SmartBear	(k)	Senior Secured 2024 Term Loan	S+	4.00%	8.31%	11/20/2020	3/3/2028	967,500	962,417	977,175
Options IT		Senior Secured Initial Term Loan	S+	4.50%	8.81%	9/20/2024	9/30/2031	743,590	730,924	739,872
Aptean		Unitranche Initial Term Loan	S+	5.00%	9.31%	1/1/2024	1/30/2031	562,538	557,460	559,725
NCR Voyix	(k)	Senior Secured Term Loan	S+	3.25%	7.56%	9/24/2024	9/30/2031	500,000	497,556	501,665
Qlik	(k)	Senior Secured Add-on Cov-Lite TLB	S+	3.25%	7.56%	12/31/2024	10/26/2030	500,000	498,750	498,750
Inhabit	(k)	Senior Secured Initial Term Facility	S+	4.50%	8.81%	12/10/2024	12/31/2031	500,000	497,500	497,500
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.06%	8/10/2021	10/8/2028	486,250	483,379	485,871
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.81%	5/17/2022	8/15/2029	490,000	479,508	454,568
insightsoftware		Unitranche Initial Term Loan	S+	5.25%	9.56%	7/16/2024	5/25/2028	369,792	368,509	366,094
Options IT		Senior Secured Revolver	S+	4.50%	8.81%	9/20/2024	3/31/2031	24,124	22,784	24,004
insightsoftware		Senior Secured Revolving Loan	S+	5.25%	9.56%	3/26/2024	5/25/2028	-	(655)	-
									27,585,498	26,786,374
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.50%	10.81%	11/1/2022	11/1/2029	$4,315,092	$4,219,773	$4,315,092
Apex Service Partners		Unitranche 2024 Term Loan	S+	5.00%	9.31%	10/16/2023	10/24/2030	2,331,262	2,307,630	2,313,778
A Place For Mom		Senior Secured Term Loan	S+	4.50%	8.81%	7/28/2017	2/10/2026	2,153,173	2,153,215	2,147,790
Rover		Senior Secured Initial Term Loan	S+	4.75%	9.06%	2/16/2024	2/27/2031	1,993,741	1,968,198	1,993,741
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	12.06%	12/10/2021	12/16/2029	2,000,000	1,976,220	1,985,000
Taxwell		Senior Secured Initial Term Loan	S+	4.25%	8.56%	6/17/2024	6/26/2031	1,995,000	1,976,067	1,980,038
Smart Start		Senior Secured Term B Loan (First Lien)	S+	4.50%	8.81%	12/10/2021	12/16/2028	1,940,000	1,933,551	1,925,450
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.56%	12/10/2021	12/15/2028	1,462,500	1,453,435	1,451,531
United Air Temp	(j)	Unitranche Initial Term Loan	S+	5.25%	9.56%	2/14/2024	3/28/2030	1,118,639	1,085,489	1,089,323
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	5.25%	9.56%	10/25/2023	1/9/2029	1,041,738	1,025,619	1,031,321
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.06%	8/19/2021	8/31/2028	970,000	963,492	959,088
Spring Education	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.31%	10/5/2023	10/4/2030	940,500	940,500	947,554
Crash Champions	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.06%	2/7/2024	2/23/2029	995,000	992,836	944,942
Ned Stevens 2022-2		Unitranche 2023 Incremental Delayed Draw Term Loan	S+	5.75%	11.07%	1/18/2024	11/1/2029	709,092	706,629	709,092
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	S+	5.50%	9.81%	5/4/2018	5/9/2025	566,785	566,399	544,113
All My Sons		Senior Secured Closing Date Term Loan (First Lien)	S+	5.00%	9.31%	6/4/2024	10/25/2028	495,919	489,084	489,720
Apex Service Partners		Senior Secured 2024 Revolving Credit Loan	S+	5.00%	9.31%	10/16/2023	10/24/2029	99,368	97,906	98,622
United Air Temp		Senior Secured Revolving Loan	S+	5.50%	9.81%	2/14/2024	3/28/2030	63,240	63,240	61,582
Rover		Senior Secured Revolving Loan	S+	4.75%	9.06%	2/16/2024	2/27/2031	—	(2,250)	—
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.50%	10.81%	11/1/2022	11/1/2028	—	(10,154)	—
									24,906,879	24,987,777

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Beverage, Food & Tobacco
Beverage, Food & Tobacco
Dessert Holdings	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.31%	6/7/2021	6/9/2028	2,923,734	2,885,971	2,820,673
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	11.56%	12/13/2021	12/14/2029	2,500,000	2,483,141	2,475,000
Purfoods		Senior Secured 2024 Term Loan	S+	5.25%	9.56%	6/24/2024	8/12/2027	2,000,000	1,983,019	2,000,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.31%	12/13/2021	12/14/2028	1,945,000	1,931,491	1,923,119
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.75%	9.06%	4/7/2022	5/18/2029	1,810,714	1,786,245	1,810,714
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	8.31%	8/13/2021	8/28/2028	970,000	964,197	957,875
Hissho Sushi		Unitranche Amendment No. 1 Incremental Term Loan	S+	4.75%	9.06%	8/7/2024	5/18/2029	522,500	516,598	522,500
Golden State Foods	(k)	Senior Secured TLB	S+	4.25%	8.56%	10/7/2024	10/15/2031	500,000	496,250	505,078
Rise Baking		Senior Secured Senior Secured Term Loan B	S+	5.00%	9.31%	10/24/2024	11/4/2031	500,000	492,500	496,250
Trilliant 2024		Senior Secured 2024 Refinancing Term Loan	S+	6.50%	10.81%	11/20/2024	11/30/2029	500,000	490,000	496,250
Hometown Food	(k)	Senior Secured First Amendment Term A Loan	S+	3.75%	8.06%	11/7/2024	8/16/2028	488,636	486,193	486,193
Hometown Food	(k)	Senior Secured First Amendment Term B-1 Loan	S+	4.50%	8.81%	11/7/2024	8/16/2029	488,636	484,972	484,972
									14,999,910	14,978,624
Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.56%	8/6/2021	8/19/2028	3,388,767	3,366,600	3,278,633
Kenco		Senior Secured Initial Term Loan	S+	4.25%	8.56%	6/5/2024	11/15/2029	2,481,013	2,471,208	2,474,810
Capstone Logistics		Senior Secured 2024 Term Loan (First Lien)	S+	4.50%	8.81%	11/12/2020	11/13/2029	2,058,422	2,048,380	2,042,984
AIT Worldwide Logistics	(k)	Senior Secured Fifth Amendment Extended Term Loan (First Lien)	S+	4.75%	9.06%	11/7/2024	4/8/2030	1,940,000	1,936,975	1,956,364
Worldwide Express	(k)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	4.00%	8.31%	11/8/2024	7/26/2028	1,455,000	1,455,000	1,465,709
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	9.56%	4/14/2022	12/15/2028	1,193,043	1,185,412	1,145,322
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	9.81%	3/11/2022	12/29/2028	951,342	938,721	932,315
St. George Logistics		Senior Secured Second-Out Closing Date Purchased Term Loan	S+	1.00%, 6.50% PIK	11.81%	10/3/2024	10/3/2029	887,351	887,351	887,351
St. George Logistics		Senior Secured Third-Out Closing Date Purchased Term Loan	S+	1.00%, 6.00% PIK	11.31%	10/3/2024	10/3/2029	443,295	443,295	288,142
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	9.56%	4/14/2022	12/17/2027	44,444	43,556	42,667
Kenco		Senior Secured Revolving Credit Loan	S+	4.25%	8.56%	6/5/2024	11/15/2029	-	(2,283)	-
									14,774,215	14,514,297
Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	6.50%	10.81%	5/26/2023	5/29/2029	4,211,519	4,111,790	4,211,519
Highline		Senior Secured 2024-1 Refinancing Term Loan (First Lien)	S+	4.00%	8.31%	10/29/2020	11/9/2027	2,756,715	2,723,811	2,729,148
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.81%	7/26/2021	7/28/2028	1,934,776	1,931,945	1,928,033
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	9.56%	6/30/2022	7/25/2029	2,078,748	1,933,254	1,864,543
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.50%	7.81%	1/20/2021	1/31/2028	1,443,750	1,443,750	1,403,448
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	6.50%	10.81%	5/26/2023	5/29/2029	444,668	429,276	444,668
Innovative XCessories	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.56%	2/27/2020	3/5/2027	378,704	379,832	366,653
									12,953,658	12,948,012

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Construction & Building
PlayPower		Unitranche Initial Term Loan	S+	5.25%	9.56%	8/26/2024	8/28/2030	2,493,750	2,457,612	2,493,750
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+	4.75%	9.06%	12/22/2022	12/22/2028	2,240,480	2,188,284	2,240,480
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	9.06%	10/2/2019	11/30/2027	1,740,539	1,736,641	1,683,971
Cook & Boardman		Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	10.31%	5/29/2024	3/4/2030	1,258,432	1,240,138	1,252,140
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+	4.75%	9.06%	3/16/2022	12/21/2027	974,023	968,107	969,153
Dodge Construction Network		Senior Secured Tranche B Term Loan (First Lien)	S+	4.75%	9.06%	11/14/2024	2/28/2029	609,567	609,567	606,519
Playcore	(k)	Senior Secured Amendment No. 3 Term Loan (First Lien)	S+	4.50%	8.81%	2/14/2024	2/20/2030	496,250	489,597	501,679
Electric Power Engineers	(k)	Senior Secured Term Loan	S+	4.50%	8.81%	11/27/2024	12/15/2031	500,000	493,810	495,000
Terra Millennium	(k)	Senior Secured Initial Term Loan	S+	5.00%	9.31%	10/25/2024	11/1/2030	500,000	494,545	495,000
Dodge Construction Network		Senior Secured Tranche A New Money Term Loan (First Lien)	S+	6.25%	10.56%	11/14/2024	1/31/2029	439,561	435,165	437,363
Electric Power Engineers	(k)	Senior Secured Revolving Loan	S+	4.50%	8.81%	11/27/2024	12/15/2031	-	(968)	-
PlayPower		Senior Secured Revolving Loan	S+	5.25%	9.56%	8/26/2024	8/28/2030	—	(5,768)	—
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+	4.75%	9.06%	12/22/2022	12/22/2028	—	(8,264)	—
									11,098,466	11,175,055
Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+	3.00% PIK	7.31%	12/30/2021	12/30/2027	4,493,030	4,445,031	3,369,772
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+	4.25%	8.56%	3/18/2021	3/27/2028	1,930,000	1,918,671	1,864,057
Crystal Clean	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.31%	10/5/2023	10/17/2030	1,486,241	1,464,426	1,499,706
Miller Environmental	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.06%	9/4/2024	9/10/2031	1,421,053	1,391,785	1,399,737
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	5.25%	9.56%	11/5/2021	10/29/2027	485,000	482,335	475,300
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+	4.63%	8.93%	5/5/2022	3/27/2028	460,473	450,524	444,740
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+	3.00% PIK	7.31%	12/30/2021	12/30/2027	331,126	324,503	248,344
Keter Environmental Services		Senior Secured Revolving Loan	S+	5.25%	9.56%	11/5/2021	10/29/2027	19,380	18,605	18,992
Miller Environmental	(k)	Senior Secured Revolving Loan (USD)	S+	4.75%	9.06%	9/4/2024	9/10/2031	—	(6,014)	—
									10,489,866	9,320,648
Chemicals, Plastics & Rubber
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	10.06%	12/18/2020	12/22/2027	2,903,063	2,864,754	2,757,909
Shrieve		Unitranche Initial Term Loan	S+	6.00%	10.31%	9/23/2024	10/30/2030	2,500,000	2,446,237	2,481,250
USALCO	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.31%	9/17/2024	9/30/2031	1,000,000	995,166	1,009,790
Boyd Group	(k)	Senior Secured 2024 Term Loan (First Lien)	S+	4.75%	9.06%	7/19/2024	7/29/2029	997,500	983,182	1,000,368
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	8.56%	12/3/2021	6/30/2028	483,677	478,652	459,494
Polytek		Senior Secured Term Loan	S+	6.75%	11.06%	12/23/2020	1/31/2025	482,675	482,675	362,006
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	10.06%	12/18/2020	12/22/2025	284,066	273,936	269,862
Mold-Rite		Senior Secured New Money Tranche A-1 Term Loan	S+	5.25%	9.56%	6/11/2024	10/4/2028	136,841	129,225	136,841
									8,653,827	8,477,520
Aerospace & Defense
HDT Global		Senior Secured Initial Term Loan	S+	1.00%, 5.50% PIK	10.81%	6/30/2021	1/7/2028	3,249,411	3,194,494	2,274,588
Whitcraft		Senior Secured Initial Term Loan	S+	6.50%	10.81%	3/31/2023	2/15/2029	1,965,000	1,905,395	1,945,350
Novaria Group	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.31%	6/4/2024	6/6/2031	997,500	992,824	997,500
API Technologies		Senior Secured Term B-2 Loan (First Lien)	S+	1.00%, 6.00% PIK	11.31%	1/15/2020	5/9/2027	1,059,689	1,051,687	784,170
BlueHalo		Unitranche Initial Term Loan	S+	6.00%	10.31%	11/17/2021	10/31/2025	484,125	481,887	480,494
Whitcraft		Senior Secured Revolving Loan	S+	6.50%	10.81%	3/31/2023	2/15/2029	141,071	130,357	139,661
BlueHalo		Senior Secured Revolving Loan	S+	6.00%	10.31%	11/17/2021	10/31/2025	87,593	86,104	86,936
API Technologies		Senior Secured Term B-1 Loan (First Lien)	S+	1.00%, 6.00% PIK	11.31%	11/3/2023	3/25/2027	93,379	92,303	69,101
									7,935,051	6,777,800
Wholesale
GME Supply		Unitranche Initial Term Loan	S+	6.25%	10.56%	7/5/2023	7/6/2029	3,756,413	3,683,428	3,746,171
Carlisle Foodservice		Senior Secured Initial Term Loan	S+	5.00%	9.31%	9/29/2023	10/2/2030	1,039,242	1,017,727	1,034,046
GME Supply		Senior Secured Revolving Loan	S+	6.25%	10.56%	7/5/2023	7/6/2029	88,013	74,183	87,773
Carlisle Foodservice		Senior Secured Revolving Loan	S+	5.00%	9.31%	9/29/2023	10/2/2029	—	(3,223)	—
									4,772,115	4,867,990

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	6.50%	10.81%	11/21/2023	11/21/2029	$4,466,250	$4,389,501	$4,421,588
Augusta Sportswear		Senior Secured Revolving Credit Loan	S+	6.50%	10.81%	11/21/2023	11/21/2028	—	(5,565)	—
									4,383,936	4,421,588
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	6.25%	10.56%	5/23/2022	9/17/2029	1,795,704	1,765,688	1,795,704
MediaRadar		Unitranche 2023 Incremental Term Loan	S+	6.25%	10.56%	10/31/2023	9/17/2029	947,578	927,232	947,578
MediaRadar	(j)	Senior Secured Revolving Loan	S+	6.25%	10.56%	9/16/2022	9/17/2029	162,695	152,526	162,695
									2,845,446	2,905,977
Metals & Mining
Dynatect (A&A)	(k)	Senior Secured Term B Loan	S+	4.50%	8.81%	8/16/2019	9/30/2026	1,652,126	1,652,126	1,643,865
									1,652,126	1,643,865
Retail
Varsity Brands	(k)	Senior Secured Initial Term Loan	S+	3.75%	8.06%	7/26/2024	8/26/2031	1,000,000	995,161	1,002,375
StubHub	(k)	Senior Secured Extended USD Term B Loan	S+	4.75%	9.06%	1/31/2020	3/15/2030	470,494	465,912	472,258
									1,461,073	1,474,633
Media: Diversified & Production
Cast & Crew	(k)	Senior Secured Incremental Facility No. 2 Incremental Term Loan (First Lien)	S+	3.75%	8.06%	4/30/2024	12/30/2028	992,326	987,326	964,188
Spectrum Science		Senior Secured 2024 Incremental Term Loan	S+	5.00%, 2.75% PIK	12.06%	1/17/2024	2/1/2029	503,270	489,460	483,139
									1,476,786	1,447,327
Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	11.81%	10/19/2016	4/21/2025	886,629	886,629	864,463
Encore	(k)	Senior Secured Term Facility	S+	5.00%	9.31%	11/18/2024	12/5/2031	500,000	490,000	490,000
Encore	(k)	Senior Secured Revolving Facility	S+	5.00%	9.31%	11/18/2024	12/5/2029	—	(1,094)	—
									1,375,535	1,354,463
Utilities: Water
Aegion	(k)	Senior Secured 2024 Second Replacement Term Loan	S+	3.75%	8.06%	4/1/2021	5/17/2028	968,325	965,699	977,403
									965,699	977,403
Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	S+	4.00%	8.31%	8/14/2019	8/14/2026	947,500	946,786	933,288
									946,786	933,288
Energy: Oil & Gas
AmSpec	(k)	Senior Secured Term Loan B	S+	4.25%	8.56%	12/12/2024	12/20/2031	500,000	497,500	497,500
									497,500	497,500
Utilities: Electric
Power Grid Components		Senior Secured Initial Term Loan	S+	4.75%	9.06%	7/24/2024	12/2/2030	497,494	497,494	496,250
									497,494	496,250
	Total Bank Loans								$411,274,889	$403,602,506

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.5%) (g) (h) (Continued):
Services: Business
Vortex	(j) (o) (p)	LP Common Units				9/1/2023		$190	$189,759	$396,459
InnovateMR	(j) (o) (q)	Class A Units				12/16/2021		387	387,311	394,415
Industrial Services Group	(j) (o) (r)	Class A Units				12/7/2022		238	238,095	383,010
Golden Source	(j) (o) (s)	Class A Units				3/25/2022		117,371	117,371	259,320
Amplix	(j) (o) (t)	Class A-2 Units				10/19/2023		23,810	238,095	256,094
Liberty Group	(j) (o) (u)	Series A-Preferred Units				6/6/2022		113,636	113,636	77,606
Heartland	(o) (v)	Co-Invest Units				12/12/2023		889	88,889	76,236
VC3	(j) (o) (w)	Class A Units				9/16/2022		16,958	70,778	51,962
OSG Billing Services	(o) (x)	Class A Units				11/30/2023		27,208	—	—
									1,443,934	1,895,102
High Tech Industries
PracticeTek	(j) (o) (y)	Class A Units				11/22/2021		616,814	649,236	822,775
									649,236	822,775
Healthcare & Pharmaceuticals
OrthoNebraska	(j) (o) (z)	Class A Units				7/31/2023		24,245	242,452	319,225
Minds + Assembly	(j) (o) (aa)	Class A Units				5/3/2023		217	217,391	282,609
Ivy Rehab	(o) (ab)	Class A Units				3/11/2022		100	100,000	110,943
InterMed	(j) (o) (ac)	Class A Units				12/22/2022		2,484	248,380	104,840
RevHealth	(j) (o) (ad)	Class A-1 Units				7/22/2022		20,548	205,479	—
									1,013,702	817,617
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (ae)	Class A Units				6/30/2022		129,870	129,870	298,109
American Beacon Advisors	(o) (af)	Common Units				12/29/2023		16,071	-	273,207
Prime Pensions	(j) (o) (ag)	LP Interest				2/20/2024		238,095	238,095	211,490
Beta+	(o) (ah)	Class A-2 Common Stock				9/15/2023		2,470	24,700	15,084
									392,665	797,890
Construction & Building
A1 Garage Door Service	(j) (o) (ai)	Class A Common Units				12/22/2022		273	272,727	577,749
									272,727	577,749
Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (aj)	Class A Units				4/7/2022		25,000	200,046	452,633
									200,046	452,633

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2024

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.6%) (g) (h) (Continued):
Services: Consumer
Ned Stevens 2022-2	(j) (o) (ak)	Class B Common Units				11/1/2022		279	278,990	301,691
United Air Temp	(j) (o) (al)	Class A Units				2/14/2024		110,947	110,947	69,475
									389,937	371,166
Automotive
Engine & Transmission Exchange	(j) (o) (am)	Class A-1 Units				5/26/2023		211,268	211,268	189,336
									211,268	189,336
Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (an)	Class A-1 Units				9/16/2022		147,000	147,000	153,151
									147,000	153,151
Wholesale
GME Supply	(j) (o) (ao)	Class A Units				6/30/2023		272	272,422	140,990
									272,422	140,990
Chemicals, Plastics & Rubber
Vertellus	(o) (ap)	Series A Units				12/22/2020		1,651	165,138	116,526
									165,138	116,526
Consumer Goods: Durable
Careismatic	(o) (aq)	Class A Units				6/13/2024		3,522	209,625	93,834
									209,625	93,834
Environmental Industries
Alliance Environmental Group	(j) (o) (ar)	A-1 Preferred Units				9/30/2019		331	331,126	-
									331,126	-
	Total Equity and Preferred Shares								$5,698,826	$6,428,769
Total Portfolio Investments (as)									$416,973,715	$410,031,275

(^) The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).

(a) All companies are located in the United States of America, unless otherwise noted.

(b) Interest rate percentages represent actual interest rates as of December 31, 2024, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

(c) All loans are income-producing, unless otherwise noted.

(d) All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.

(e) All investments acquired in transactions are exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act.

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

(m) The Company headquarters for Intertape Polymer is located in Canada.

(n) The Company headquarters for Balcan is located in Canada.

(o) Investment is non-income producing.

(p) Represents an investment in APD VTX Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(q) Represents an investment in APD INN Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(r) Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(s) Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(t) Represents an investment in APD AMP Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

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

(y) Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(z) Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aa) Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ab) Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ac) Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ad) Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ae) Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(af) Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.

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

(as) At December 31, 2024, the cost of investments for income tax purposes was $416,783,126, the gross unrealized depreciation for federal tax purposes was $12,102,270, the gross unrealized appreciation for federal income tax purposes was $5,350,419, and the net unrealized depreciation was $6,751,851.

Audax Credit BDC Inc.

Schedules of Investments

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (92.1%) (g) (h):
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	6.00%	11.33%	9/22/2021	9/30/2027	$4,898,401	$4,837,985	$4,862,289
Minds + Assembly	(j)	Unitranche Initial Term Loan	S+	6.50%	11.83%	5/3/2023	5/3/2029	4,078,882	3,976,855	4,078,882
RevHealth	(j)	Unitranche Initial Term Loan	S+	5.75%	11.08%	7/22/2022	7/21/2028	4,227,312	4,157,627	3,960,662
Radiology Partners		Senior Secured Term B Loan (First Lien)	S+	4.25%	9.58%	6/28/2018	7/9/2025	4,195,599	4,306,509	3,768,833
OrthoNebraska	(j)	Unitranche Term Loan	S+	6.50%	11.83%	7/31/2023	7/31/2028	3,376,944	3,261,660	3,292,067
PharMedQuest	(j)	Unitranche Term A Loan	S+	5.50%	10.83%	11/6/2019	11/6/2025	3,270,898	3,274,815	3,270,898
InHealth Medical Alliance		Unitranche Initial Term Loan	S+	1.00%, 3.50% PIK	8.83%	6/25/2021	6/28/2028	3,594,124	3,569,335	3,234,712
InterMed	(j)	Unitranche Initial Term Loan	S+	6.50%	11.83%	12/22/2022	12/24/2029	3,008,639	2,930,928	2,967,725
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%	11.08%	5/27/2022	6/13/2029	2,506,275	2,448,791	2,449,884
Premise Health		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	8/15/2018	7/10/2025	2,235,415	2,237,770	2,229,827
nThrive		Senior Secured Initial Loan (Second Lien)	S+	6.75%	12.08%	11/19/2021	12/17/2029	2,000,000	1,978,962	1,970,000
CPS	(j)	Unitranche Closing Date Term Loan	S+	5.25%	10.58%	5/18/2022	6/1/2028	1,933,962	1,930,065	1,933,962
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	7/2/2021	7/3/2028	1,958,557	1,950,240	1,904,697
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.83%	7/23/2019	7/24/2026	1,915,000	1,917,537	1,901,116
Avalign Technologies		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	12/19/2018	12/22/2025	1,900,000	1,900,713	1,895,250
Advanced Diabetes Supply		Senior Secured First Incremental Term Loan	S+	5.25%	10.58%	7/13/2021	12/30/2027	1,834,960	1,821,805	1,830,373
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+	4.25%	9.58%	10/24/2019	11/20/2026	1,931,719	1,929,742	1,829,705
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	5/12/2021	5/18/2028	1,844,393	1,837,740	1,802,894
Blue Cloud		Senior Secured Closing Date Term Loan	S+	5.25%	10.58%	12/13/2021	1/21/2028	1,599,490	1,580,532	1,575,498
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.50%	9.83%	12/18/2020	12/22/2027	1,462,500	1,448,667	1,458,844
Mission Vet Partners	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/15/2021	4/27/2028	1,466,434	1,455,764	1,457,503
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	11/23/2020	12/22/2027	1,458,750	1,444,901	1,311,657
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	10.33%	3/11/2022	4/23/2029	1,311,646	1,290,579	1,295,251
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.08%	4/1/2021	4/17/2028	1,059,106	1,052,346	1,056,458
PharMedQuest		Unitranche Term Loan	S+	5.75%	11.08%	10/27/2023	11/6/2025	1,000,000	985,000	1,000,000
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	S+	8.00%	13.33%	4/1/2021	4/16/2029	1,000,000	989,307	995,000
Cirtec Medical		Senior Secured (USD) Initial Term Loan	S+	6.25%	11.58%	1/30/2023	1/30/2029	992,500	963,954	987,538
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	11.33%	6/27/2022	6/28/2029	987,445	936,339	984,976
Micro Merchant Systems		Unitranche Initial Term Loan	S+	5.50%	10.83%	3/2/2022	12/14/2027	982,500	974,061	975,131
Wedgewood		Senior Secured Initial Term Loan	S+	4.25%	9.58%	2/24/2021	3/31/2028	977,500	970,482	966,503
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%	9.58%	3/23/2022	3/30/2029	985,694	971,844	956,123

Audax Credit BDC Inc.

Schedules of Investments (Continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.4%) (g) (h):
nThrive	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	11/19/2021	12/17/2028	982,500	979,296	785,509
UDG	(k) (l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	9.58%	8/6/2021	8/19/2028	631,875	628,021	631,347
ImageFirst		Senior Secured Initial Term Loan	S+	4.75%	10.08%	4/26/2021	4/27/2028	598,636	596,587	595,643
MyEyeDr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	8/2/2019	8/31/2026	515,924	514,141	512,281
MedRisk	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	4/1/2021	5/10/2028	488,750	485,268	486,482
Forefront	(k)	Senior Secured 2023 Incremental Term Loan	S+	5.50%	10.83%	12/14/2023	3/30/2029	500,000	487,500	485,000
Press Ganey	(k)	Senior Secured 2022 Incremental Term Loan (First Lien)	S+	3.75%	9.08%	10/1/2020	7/24/2026	486,281	483,578	482,756
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	12.83%	4/11/2023	11/30/2028	496,250	465,452	480,122
AccentCare		Senior Secured 2021 Term Loan (First Lien)	S+	4.00%	9.33%	6/15/2021	6/22/2026	487,500	487,500	455,813
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.50%	9.83%	3/22/2021	2/6/2025	440,625	438,555	432,914
Western Dental		Senior Secured 2022 Incremental Term Loan	S+	5.25%	10.58%	6/21/2022	8/18/2028	492,500	484,666	392,064
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.25%	9.58%	2/27/2017	2/6/2025	375,400	375,405	368,830
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%	11.08%	1/24/2023	7/21/2028	359,589	359,589	336,907
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	12/22/2022	12/22/2028	215,983	194,384	213,046
Blue Cloud		Senior Secured Revolving Loan	S+	5.25%	10.58%	12/14/2022	1/21/2028	83,409	83,409	82,158
CPS	(j)	Senior Secured Revolving Credit Loan	S+	5.25%	10.58%	5/18/2022	6/1/2028	8,570	7,856	8,570
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	10.08%	3/11/2022	4/21/2028	—	(3,367)	—
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	7/31/2023	7/31/2027	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	5/3/2023	5/3/2029	—	(18,789)	—

Services: Business
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	12/7/2021	12/15/2028	4,421,250	4,388,068	4,397,773
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	6.25%	11.58%	12/7/2022	12/7/2028	4,157,848	4,058,184	4,157,848
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	11.33%	12/16/2021	1/20/2028	4,172,974	4,120,139	4,085,662
CoAdvantage	(k)	Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	10.83%	8/2/2023	8/2/2029	3,840,375	3,840,375	3,866,778
RevSpring		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	10/5/2018	10/11/2025	3,800,000	3,798,515	3,790,500
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	5.75%	11.08%	3/25/2022	4/9/2029	3,768,153	3,713,836	3,711,630
Eliassen		Unitranche Initial Term Loan	S+	5.50%	10.83%	3/31/2022	4/14/2028	3,450,157	3,403,335	3,411,343
CoolSys		Senior Secured Closing Date Initial Term Loan	S+	4.75%	10.08%	8/4/2021	8/11/2028	3,001,388	2,978,911	2,948,864
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	11.08%	12/10/2021	11/30/2027	2,964,189	2,939,874	2,941,957
Fleetwash		Senior Secured Incremental Term Loan	S+	4.75%	10.08%	9/25/2018	10/1/2024	2,843,513	2,839,221	2,822,186
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	9.08%	3/6/2020	4/9/2027	2,412,500	2,401,353	2,394,406
TRC Companies		Senior Secured Initial Term Loan (Second Lien)	S+	6.75%	12.08%	11/19/2021	12/7/2029	2,000,000	1,981,308	1,985,000
ECi Software	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	9/17/2020	11/9/2027	1,940,000	1,934,757	1,943,182
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.83%	12/9/2021	12/15/2028	1,965,000	1,950,313	1,925,700
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	11.08%	6/6/2022	6/15/2028	1,925,568	1,893,021	1,925,568

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (97.4%) (g) (h):
Veregy		Senior Secured Initial Term Loan	S+	6.00%	11.33%	11/2/2020	11/3/2027	1,937,017	1,901,495	1,907,962
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	11.83%	12/23/2022	1/20/2028	1,822,163	1,771,827	1,812,922
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.25%	10.58%	9/16/2022	3/12/2027	1,543,293	1,496,631	1,543,293
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.00%	9.33%	1/19/2022	12/29/2028	1,473,750	1,470,933	1,465,468
Insight Global		Unitranche Closing Date Term Loan	S+	6.00%	11.33%	9/22/2021	9/22/2028	1,466,250	1,443,616	1,455,253
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	11.58%	3/31/2023	3/30/2029	1,033,934	1,002,089	1,028,765
Colibri		Senior Secured First Amendment Incremental Term Loan	S+	5.00%	10.33%	11/9/2023	3/12/2029	1,000,000	975,000	992,500
Vistage		Senior Secured Initial Term Loan	S+	5.25%	10.58%	7/18/2022	7/13/2029	987,500	964,790	982,563
TRC Companies	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	11/19/2021	12/8/2028	982,502	978,854	982,502
Heartland	(k)	Senior Secured Senior Secured Term Loan	S+	5.75%	11.08%	12/1/2023	10/2/2029	999,941	976,608	979,942
eResearch	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	12/1/2020	2/4/2027	969,855	969,855	970,083
WIRB-Copernicus Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/13/2019	1/8/2027	965,000	960,432	968,320
Divisions Maintenance Group		Senior Secured Term B Loan	S+	4.75%	10.08%	5/21/2021	5/27/2028	977,500	970,721	965,281
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	12/9/2021	3/6/2028	977,387	975,620	962,726
Secretariat International		Senior Secured Initial Term Loan (First Lien)	S+	5.01%	10.34%	12/16/2021	12/29/2028	966,204	962,401	958,957
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	10.58%	10/20/2023	10/31/2030	845,000	831,166	840,775
Diversified		Senior Secured Initial Term Loan	S+	6.50%	11.83%	4/19/2019	9/23/2024	854,937	850,492	839,976
Accolite	(k)	Senior Secured Initial Term Loan	S+	5.75%	11.08%	3/31/2023	3/13/2029	746,250	722,950	746,250
S&P Engineering Solutions		Senior Secured Initial Term Loan	S+	7.00%	12.33%	3/31/2023	5/2/2030	498,750	485,107	495,009
System One		Senior Secured Initial Term Loan	S+	4.00%	9.33%	1/28/2021	3/2/2028	487,500	485,964	482,016
OSG Billing Services	(k)	Senior Secured Last-Out Term Loan	S+	6.25%	11.58%	11/30/2023	11/30/2028	312,562	312,562	312,562
OSG Billing Services	(k)	Senior Secured First-Out Term Loan	S+	8.00%	13.33%	11/30/2023	5/30/2028	219,341	209,666	219,341
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	6.25%	11.58%	12/7/2022	12/7/2028	192,381	175,238	192,381
Vensure Employer Services	(k)	Senior Secured 2023 Delayed Draw Term B Loan	S+	5.25%	10.58%	12/7/2023	4/1/2027	60,958	60,958	60,501
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	11.08%	6/6/2022	12/15/2028	45,455	40,909	45,455
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	7.00%	12.33%	3/31/2023	5/2/2029	-	(1,471)	-
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	11.58%	3/31/2023	3/30/2029	—	(2,131)	—
VC3	(j)	Senior Secured Revolving Credit	S+	5.25%	10.58%	7/21/2022	3/12/2027	—	(2,692)	—
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	11.08%	3/25/2022	4/7/2028	—	(4,038)	—
Heartland	(k)	Senior Secured Senior Secured Revolving Credit Facility	S+	5.75%	11.08%	12/1/2023	12/15/2029	—	(4,138)	—

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Banking, Finance, Insurance & Real Estate
Cerity Partners		Unitranche Initial Term Loan	S+	6.50%	11.83%	7/28/2022	7/30/2029	$4,601,254	$4,537,601	$4,601,254
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.25%	10.58%	6/13/2022	6/30/2028	4,201,177	4,110,703	4,201,177
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	7/22/2021	7/31/2028	3,920,000	3,903,654	3,880,800
Alera		Unitranche 2022 Incremental Term Loan	S+	6.50%	11.83%	8/31/2022	10/2/2028	3,617,833	3,547,025	3,599,744
Ascensus	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.83%	11/17/2021	8/2/2028	2,866,304	2,856,766	2,864,154
EPIC Insurance		Unitranche Closing Date Term Loan	S+	5.25%	10.58%	8/27/2021	9/29/2028	2,369,660	2,341,682	2,345,963
Beta+		Senior Secured Initial Term Loan	S+	5.75%	11.08%	6/24/2022	7/2/2029	1,975,000	1,867,637	1,955,250
Kestra Financial	(k)	Senior Secured Initial Term Loan	S+	4.25%	9.58%	4/29/2019	6/3/2026	1,915,000	1,907,517	1,919,788
Orion	(k)	Senior Secured 2021 Refinancing Term Loan (First Lien)	S+	3.75%	9.08%	8/4/2020	9/24/2027	1,455,103	1,445,707	1,439,657
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%	11.58%	4/21/2021	4/28/2028	1,149,008	1,133,848	1,149,008
Osaic	(j)(k)	Senior Secured Term B-2 Loan	S+	4.50%	9.83%	8/16/2023	8/17/2028	1,013,677	1,004,016	1,018,193
Community Brands		Unitranche Initial Term Loan	S+	5.50%	10.83%	2/23/2022	2/24/2028	982,500	965,408	975,131
LERETA		Senior Secured Initial Term Loan	S+	5.25%	10.58%	7/27/2021	7/30/2028	977,500	970,204	945,731
Steward Partners	(k)	Senior Secured Term Loan B	S+	5.50%	10.83%	12/8/2023	10/14/2028	800,000	776,000	784,000
Cherry Bekaert	(k)	Unitranche Amendment No.1 Term Loan	S+	5.75%	11.08%	10/11/2023	6/30/2028	726,387	711,823	711,859
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.75%	10.08%	3/29/2022	6/1/2026	554,010	535,786	547,777
Integro	(m)	Senior Secured 2022 Refinancing Term Loan (First Lien)	FIXED	12.25% PIK	12.25%	10/9/2015	10/30/2024	232,125	234,301	232,125
Beta+		Senior Secured Revolving Credit Loan	S+	4.25%	9.58%	6/24/2022	7/1/2027	27,629	21,413	27,353
EPIC Insurance		Senior Secured Revolving Loan	S+	5.25%	10.58%	8/27/2021	9/30/2027	—	(269)	—
Steward Partners		Senior Secured Revolving Credit	S+	5.50%	10.83%	12/20/2023	10/14/2028	—	(5,389)	—

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
High Tech Industries
Amplix	(k)	Unitranche First Amendment Term Loan	S+	6.40%	11.58%	10/19/2023	10/18/2029	3,501,593	3,402,234	3,414,054
Golden Source	(j)	Senior Secured Delayed Draw Term Loan	S+	5.50%	10.83%	3/25/2022	5/12/2028	3,414,850	3,345,804	3,412,858
Ivanti Software	(k)	Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+	4.25%	9.58%	11/20/2020	12/1/2027	2,932,763	2,902,499	2,791,873
Planview	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.00%	9.33%	12/11/2020	12/17/2027	2,579,112	2,560,716	2,562,825
Idera	(k)	Senior Secured Term B-1 Loan (First Lien)	S+	3.75%	9.08%	6/27/2017	3/2/2028	2,546,938	2,547,125	2,538,979
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%	9.33%	3/19/2021	4/23/2028	2,443,750	2,434,611	2,429,088
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%	12.33%	5/17/2022	8/15/2030	2,000,000	1,943,410	1,955,000
QuickBase		Senior Secured Term Loan (First Lien)	S+	3.75%	9.33%	3/29/2019	4/2/2026	1,910,000	1,906,929	1,900,450
Intermedia		Senior Secured New Term Loan (First Lien)	S+	6.00%	11.33%	7/13/2018	7/21/2025	1,900,000	1,896,491	1,885,750
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%	9.33%	12/19/2019	11/19/2026	1,949,472	1,945,096	1,852,701
OEConnection	(k)	Senior Secured Initial Term Loan	S+	4.00%	9.33%	9/24/2019	9/25/2026	1,575,942	1,573,078	1,575,374
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	10.58%	12/16/2021	12/21/2028	1,473,750	1,462,575	1,459,013
WellSky	(k)	Senior Secured Incremental Term B-1 Loan (First Lien)	S+	5.75%	11.08%	8/16/2022	3/10/2028	987,500	963,276	988,557
Infoblox	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	10/7/2020	12/1/2027	975,000	972,231	975,731
SmartBear	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	11/20/2020	3/3/2028	975,000	968,420	975,487
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	9.58%	6/17/2021	9/1/2028	977,500	973,842	934,734
Aptean	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	12/31/2023	4/23/2026	500,000	495,000	500,103
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	8/10/2021	10/8/2028	491,250	487,666	487,873
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	5/17/2022	8/15/2029	495,000	482,471	484,637
Amplix		Unitranche Revolving Credit Loan	S+	6.40%	11.58%	10/19/2023	10/18/2029	-	(8,242)	-
Golden Source	(j)	Senior Secured Revolving Loan	S+	5.50%	10.83%	8/22/2022	5/12/2028	—	(9,390)	—

Containers, Packaging & Glass
InMark	(j)	Unitranche Incremental Term Loan	S+	6.00%	11.33%	12/10/2021	12/23/2026	6,354,184	6,256,539	6,354,184
Brook & Whittle		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/9/2021	12/14/2028	3,099,665	3,079,527	3,068,669
Transcendia		Senior Secured 2017 Refinancing Term Loan (First Lien)	S+	3.50%	8.83%	5/11/2017	5/30/2024	3,283,118	3,281,901	2,659,326
Anchor Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.83%	7/17/2019	7/18/2026	2,464,933	2,459,138	2,455,690
PCI	(k)	Senior Secured Term B Loan (First Lien)	S+	3.50%	8.83%	9/25/2020	11/30/2027	2,419,063	2,413,275	2,423,599
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	5.00%	10.33%	12/15/2021	12/16/2028	2,031,007	2,014,514	2,020,852
Intertape Polymer	(k) (n)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.08%	6/15/2022	6/28/2028	1,975,000	1,912,753	1,829,966
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	8.58%	1/29/2021	3/3/2028	1,792,002	1,785,730	1,784,252
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	9.58%	7/2/2021	7/7/2028	1,842,152	1,835,502	1,737,149

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Technimark		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	6/30/2021	7/7/2028	1,462,500	1,457,402	1,451,531
Tekni-Plex	(k)	Senior Secured Tranche B-3 Initial Term Loan	S+	4.00%	9.33%	7/29/2021	9/15/2028	1,116,901	1,114,979	1,115,276
Novolex	(k)	Senior Secured Term B Loan (First Lien)	S+	4.18%	9.51%	3/30/2022	4/13/2029	985,000	966,127	990,541
Lacerta		Senior Secured Term Loan	S+	5.50%	10.83%	2/8/2021	12/30/2026	970,000	963,490	948,175
Applied Adhesives		Senior Secured Term A Loan	S+	4.75%	10.08%	3/12/2021	3/12/2027	615,240	611,369	610,625
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	11.58%	7/18/2023	7/19/2029	500,000	483,469	495,000
Pregis	(k)	Senior Secured Third Amendment Refinancing Term Loan (First Lien)	S+	3.75%	9.08%	12/9/2020	7/31/2026	488,750	487,441	490,470
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	4/27/2022	5/5/2029	493,750	487,849	488,195
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	10.58%	11/29/2021	12/1/2027	468,750	465,210	457,031
Applied Adhesives		Senior Secured Revolving Loan	S+	4.75%	10.08%	3/12/2021	3/12/2027	—	(616)	—
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	11.58%	7/18/2023	7/31/2028	—	(3,233)	—

Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	11.08%	3/25/2022	3/31/2028	3,940,000	3,879,002	3,900,600
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%	9.33%	12/12/2018	12/15/2025	3,802,475	3,779,055	3,645,623
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.75%	11.08%	6/15/2022	8/12/2029	2,939,870	2,982,279	2,910,471
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%	11.33%	9/30/2022	7/29/2029	2,310,000	2,255,557	2,269,575
Shaw		Senior Secured Initial Senior Term Facility	S+	6.00%	11.33%	9/30/2023	10/30/2029	1,787,234	1,750,224	1,773,830
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	3/17/2021	3/31/2028	1,649,289	1,647,350	1,652,587
Radwell		Unitranche Initial Term Loan	S+	6.53%	11.86%	3/11/2022	4/1/2029	1,489,500	1,469,513	1,482,053
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	11.33%	5/26/2022	5/31/2029	987,500	923,554	948,000
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	12.33%	3/31/2023	3/31/2030	945,910	919,986	938,816
Cleaver Brooks		Senior Secured Initial Term Loan	S+	5.75%	11.08%	7/18/2022	7/18/2028	919,712	904,482	919,712
TriMark		Senior Secured Second Amendment Tranche B Loan (Super Senior priority)	S+	3.50%	8.83%	1/31/2022	8/28/2024	953,731	953,731	572,239
Culligan	(k)	Senior Secured 2022 Refinancing Term B Loan	S+	3.75%	9.08%	6/17/2021	7/31/2028	554,063	551,569	555,176
Bad Boy Mowers		Senior Secured Initial Term Loan	S+	6.00%	11.33%	11/29/2023	11/2/2029	500,000	487,500	496,250
CIRCOR		Unitranche Initial Term Loan	S+	6.00%	11.33%	9/30/2023	10/18/2030	500,000	490,196	496,250
Ohio Transmission	(k)	Unitranche Term Loan	S+	5.75%	11.08%	12/12/2023	4/28/2026	500,000	487,333	495,000
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.50%	8.83%	3/5/2020	5/19/2028	482,576	482,576	480,539
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	9.08%	2/24/2021	3/2/2028	487,575	486,814	479,042
SPX Flow	(k)	Senior Secured Term Loan	S+	4.50%	9.83%	3/18/2022	4/5/2029	435,707	420,372	437,704
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	8/11/2022	7/29/2028	57,991	47,586	56,976
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	11.08%	3/25/2022	3/31/2028	39,385	36,431	38,991
Radwell		Senior Secured Revolving Loan	S+	6.75%	12.08%	3/11/2022	4/1/2028	16,000	14,800	15,920
Ohio Transmission		Senior Secured Revolving Facility	S+	5.50%	10.83%	12/19/2023	12/19/2029	-	(693)	-
CIRCOR		Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	10/20/2023	10/18/2029	-	(1,151)	-
Cleaver Brooks		Senior Secured Revolving Loan	S+	5.75%	11.08%	7/21/2022	7/31/2028	—	(2,462)	—

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	6.50%	11.83%	11/1/2022	11/1/2029	$4,361,461	$4,246,352	$4,361,461
A Place For Mom		Senior Secured Term Loan	S+	4.50%	9.83%	7/28/2017	2/10/2026	2,181,019	2,181,099	2,159,209
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	13.08%	12/10/2021	12/16/2029	2,000,000	1,972,307	1,955,000
Smart Start		Senior Secured Term B Loan (First Lien)	S+	4.50%	9.83%	12/10/2021	12/16/2028	1,960,000	1,952,058	1,915,900
Apex Service Partners		Unitranche Term Loan	S+	5.00%	10.33%	10/16/2023	10/24/2030	1,843,015	1,824,352	1,829,192
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/10/2021	12/15/2028	1,477,500	1,466,323	1,470,113
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	8/19/2021	8/31/2028	980,000	971,846	968,975
Spring Education	(k)	Senior Secured Initial Term Loan	S+	4.50%	9.83%	10/5/2023	10/4/2030	950,000	950,000	953,919
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	S+	5.50%	10.83%	5/4/2018	5/9/2025	577,093	575,661	564,108
Apex Service Partners		Senior Secured Revolving Credit Loan	S+	6.50%	11.83%	10/16/2023	10/24/2029	11,690	10,229	11,603
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	6.50%	11.83%	10/25/2023	1/9/2029	-	(5,000)	-
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	6.75%	12.08%	11/1/2022	11/1/2029	-	(10,154)	-

Chemicals, Plastics & Rubber
DuBois Chemicals		Senior Secured Term Loan (Second Lien) - 2019	S+	8.50%	13.83%	10/8/2019	9/30/2027	3,000,000	2,986,732	2,977,500
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	11.08%	12/18/2020	12/22/2027	2,932,838	2,882,954	2,815,524
Unifrax	(k)	Senior Secured USD Term Loan (First Lien)	S+	3.75%	9.08%	11/5/2018	12/12/2025	2,376,190	2,361,477	2,222,795
USALCO	(k)	Unitranche Term Loan A	S+	6.00%	11.33%	10/26/2021	10/19/2027	1,960,000	1,945,924	1,920,800
Boyd Corp	(k)	Senior Secured Initial Loan (Second Lien)	S+	6.75%	12.08%	8/16/2018	9/6/2026	2,000,000	2,001,035	1,800,840
DuBois Chemicals	(k)	Senior Secured Term Loan B (First Lien)	S+	4.50%	9.83%	10/8/2019	9/30/2026	1,741,436	1,722,733	1,733,817
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	9.71%	12/3/2021	6/30/2028	488,700	482,346	472,817
Boyd Corp	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	8.83%	11/7/2018	9/6/2025	482,188	472,206	466,618
Polytek		Senior Secured Term Loan	S+	6.75%	12.08%	12/23/2020	9/20/2024	485,156	482,673	465,750
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	11.08%	12/18/2020	12/22/2025	199,614	189,484	191,629
USALCO	(k)	Senior Secured Revolving Loan	S+	6.00%	11.33%	10/26/2021	10/19/2026	133,065	129,839	130,403

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	9.58%	8/6/2021	8/19/2028	3,590,816	3,561,375	3,545,931
Capstone Logistics		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	10.08%	11/12/2020	11/12/2027	2,074,268	2,060,969	2,069,082
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.08%	12/9/2021	4/6/2028	1,955,000	1,951,381	1,944,003
Worldwide Express	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	7/23/2021	7/26/2028	1,470,000	1,461,801	1,444,775
St. George Logistics		Senior Secured Initial Term Loan	S+	6.00%	11.33%	4/28/2022	3/24/2028	1,477,500	1,461,453	1,444,256
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	10.58%	4/14/2022	12/15/2028	1,205,217	1,195,851	1,178,100
Omni Logistics		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	10.33%	11/24/2021	12/30/2026	1,204,643	1,196,096	1,165,492
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	10.83%	3/11/2022	12/29/2028	951,342	935,912	929,936
Omni Logistics		Senior Secured Revolving Credit Loan (First Lien)	L+	5.00%	10.33%	11/24/2021	12/30/2025	88,933	87,814	86,043
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	10.58%	4/14/2022	12/17/2027	—	(889)	—

Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	6.50%	11.83%	5/26/2023	5/29/2029	4,254,276	4,135,237	4,254,276
Highline		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	10/29/2020	11/9/2027	2,784,886	2,741,266	2,743,113
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	10.58%	6/30/2022	7/25/2029	2,099,960	1,927,014	1,996,054
Rough Country		Senior Secured Initial Term Loan (First Lien)	S+	3.25%	8.58%	7/26/2021	7/28/2028	1,955,000	1,951,421	1,945,225
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.50%	8.83%	1/20/2021	1/31/2028	1,458,750	1,458,750	1,442,944
Innovative XCessories		Senior Secured Initial Term Loan	S+	4.25%	9.58%	2/27/2020	3/5/2027	777,830	777,305	668,934
Safe Fleet		Senior Secured Initial Term Loan (Second Lien)	S+	6.75%	12.08%	2/23/2022	2/2/2026	500,000	500,000	496,250
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	5/26/2023	5/25/2029	—	(15,392)	—

Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+	3.00%; 3.00% PIK	11.33%	12/30/2021	12/30/2027	4,341,338	4,278,997	4,207,260
Vortex	(j)	Unitranche Initial Term Loan	S+	6.00%	11.33%	9/1/2023	9/4/2029	4,042,671	3,966,124	3,964,267
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+	4.25%	9.58%	3/18/2021	3/27/2028	1,950,000	1,935,411	1,906,125
Crystal Clean	(k)	Senior Secured Initial Term Loan	S+	5.00%	10.33%	10/5/2023	10/17/2030	1,000,000	975,000	1,003,750
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	6.50%	11.83%	11/5/2021	10/29/2027	490,000	486,488	486,325
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+	4.63%	9.96%	5/5/2022	3/27/2028	465,473	452,705	455,000
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+	6.00%	11.33%	12/30/2021	12/30/2027	306,291	299,669	296,832
Vortex	(j)	Senior Secured Revolving Loan	S+	6.00%	11.33%	9/1/2023	9/4/2029	51,699	17,183	50,696
Keter Environmental Services		Senior Secured Revolving Loan	S+	6.50%	11.83%	11/5/2021	10/29/2027	-	(775)	-

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Aerospace & Defense
CPI International		Unitranche Initial Term Loan	S+	5.50%	10.83%	5/18/2022	10/8/2029	2,977,500	2,919,277	2,910,506
HDT Global		Senior Secured Initial Term Loan	S+	5.75%	11.08%	6/30/2021	7/8/2027	3,106,250	3,031,502	2,485,000
Whitcraft		Senior Secured Initial Term Loan	S+	7.00%	12.33%	3/31/2023	2/15/2029	1,985,000	1,913,205	1,975,075
Amentum	(k)	Senior Secured Tranche 3 Term Loan (First Lien)	S+	4.00%	9.33%	2/10/2022	2/15/2029	1,970,000	1,961,871	1,974,433
Peraton	(k)	Senior Secured Term B Loan (First Lien)	S+	3.75%	9.08%	2/23/2021	2/1/2028	951,845	948,813	955,414
API Technologies		Senior Secured Initial Term Loan (First Lien)	S+	1.00%, 6.00% PIK	6.33%	1/15/2020	5/9/2026	964,824	951,177	752,563
BlueHalo		Unitranche Initial Term Loan	S+	6.50%	11.83%	11/17/2021	10/31/2025	489,015	484,221	481,680
Novaria Group		Senior Secured Initial Term Loan	S+	5.50%	10.83%	1/24/2020	1/27/2027	481,250	478,973	475,234
BlueHalo		Senior Secured Revolving Loan	S+	6.50%	11.83%	11/17/2021	10/31/2025	58,084	56,595	57,212
API Technologies		Senior Secured Priming Facillity	S+	1.00%, 6.00% PIK	6.33%	11/3/2023	3/25/2027	51,154	49,620	39,900
Whitcraft		Senior Secured Revolving Loan	S+	7.00%	12.33%	3/31/2023	2/15/2029	17,857	7,143	17,768

Beverage, Food & Tobacco
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	12.58%	12/13/2021	12/14/2029	2,500,000	2,480,426	2,475,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	12/13/2021	12/14/2028	1,965,000	1,948,322	1,942,894
Hissho Sushi	(j)	Unitranche Term Loan	S+	5.50%	10.83%	4/7/2022	5/18/2028	1,829,286	1,798,374	1,829,286
Dessert Holdings		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	9.33%	6/7/2021	6/9/2028	1,743,962	1,734,080	1,700,363
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	9.33%	8/13/2021	8/28/2028	980,000	972,720	967,750
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	6.00%	11.33%	4/7/2022	5/18/2028	—	(667)	—

Construction & Building
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+	6.50%	11.83%	12/22/2022	12/22/2028	2,236,020	2,172,995	2,236,020
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	10.08%	10/2/2019	11/30/2027	1,763,235	1,758,095	1,714,746
PlayPower		Senior Secured Initial Term Loan	S+	5.50%	10.83%	5/10/2019	5/8/2026	1,718,028	1,718,028	1,670,782
Specialty Products & Insulation	(k)	Senior Secured Tranche B-1 Term Loan	S+	5.00%	10.33%	3/16/2022	12/21/2027	984,023	976,282	984,023
Dodge Construction Network		Senior Secured Initial Term Loan (First Lien)	S+	4.75%	10.08%	2/10/2022	2/23/2029	985,000	973,652	871,109
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+	6.50%	11.83%	12/22/2022	12/23/2028	-	(8,264)	-

Wholesale
GME Supply		Unitranche Initial Term Loan	S+	6.25%	11.58%	7/5/2023	7/6/2029	3,794,452	3,695,591	3,708,404
Carlisle Foodservice		Unitranche Term Loan	S+	6.00%	11.33%	9/29/2023	9/11/2030	1,000,000	978,980	992,500
Carlisle Foodservice		Senior Secured Revolving Loan	S+	6.00%	11.33%	9/29/2023	10/2/2029	-	(3,223)	-
GME Supply		Senior Secured Revolving Loan	S+	6.25%	11.58%	7/5/2023	7/5/2027	-	(13,831)	-

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Consumer Goods: Non-durable
Augusta Sportswear	(k)	Senior Secured Initial Term Loan	S+	6.50%	11.83%	11/21/2023	11/21/2029	4,500,000	4,410,000	4,410,000

Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	5.75%	11.08%	5/23/2022	6/1/2029	1,814,074	1,776,598	1,791,988
MediaRadar		Unitranche 2023 Incremental Term Loan	S+	6.25%	11.58%	10/31/2023	9/17/2029	957,150	933,221	945,497
MediaRadar	(j)	Senior Secured Revolving Loan	S+	6.00%	11.33%	9/16/2022	7/22/2028	-	(10,168)	-

Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	9.83%	8/16/2019	9/30/2024	1,674,858	1,669,246	1,662,296

Retail
Varsity Brands	(k)	Senior Secured Third Amendment Extended Term Loan (First Lien)	S+	5.00%	10.33%	10/17/2018	12/15/2026	947,649	949,734	943,901
StubHub	(k)	Senior Secured USD Term B Loan	S+	3.50%	8.83%	1/31/2020	2/12/2027	480,000	478,894	473,498

Forest Products & Paper
Loparex		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	9.83%	7/29/2019	7/31/2026	1,436,250	1,430,208	1,364,438

Utilities: Water
Aegion	(k)	Senior Secured Initial Term Loan	S+	4.75%	10.08%	4/1/2021	5/17/2028	978,082	974,737	978,082

Energy: Oil & Gas
AmSpec	(k)	Senior Secured Closing Date Term Loan	S+	5.75%	11.08%	10/11/2023	12/5/2030	1,000,000	986,093	975,000
AmSpec		Senior Secured Revolving Loan	S+	5.75%	11.08%	12/4/2023	12/14/2029	-	(3,634)	-

Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	S+	4.00%	9.33%	8/14/2019	8/14/2026	957,500	956,363	938,350

Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	12.83%	10/19/2016	4/21/2025	938,318	938,318	919,552

Consumer Goods: Durable
Careismatic		Senior Secured Initial Term Loan (First Lien)	S+	3.25%	8.58%	1/22/2021	1/6/2028	487,500	486,664	287,625
	Total Bank Loans								$385,290,924	$381,763,367

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of December 31, 2023

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS- (1.2%) (g) (h):
High Tech Industries
PracticeTek	(j) (o) (p)	Class A Units				11/22/2021		$615,631	$648,053	$673,164
Amplix	(j) (o) (q)	Class A-2 Units				10/19/2023		23,810	238,095	238,095
Golden Source	(j) (o) (r)	Class A Units				3/25/2022		117,371	117,371	187,455

Services: Business
InnovateMR	(j) (o) (s)	Class A Units				12/16/2021		387	387,311	447,268
Industrial Services Group	(j) (o) (t)	Class A Units				12/7/2022		238	238,095	270,179
Liberty Group	(j) (o) (u)	Series A-Preferred Units				6/6/2022		113,636	113,636	140,225
Heartland	(o) (v)	Co-Invest Units				12/12/2023		889	88,889	88,889
VC3	(j) (o) (w)	Class A Units				9/16/2022		15,279	62,282	65,700
OSG Billing Services	(o) (x)	Class A Units				11/30/2023		27,208	-	-

Healthcare & Pharmaceuticals
OrthoNebraska	(j) (o) (y)	Class A Units				7/31/2023		24,245	242,452	258,253
Minds + Assembly	(j) (o) (z)	Class A Units				5/3/2023		217	217,391	257,347
InterMed	(j) (o) (aa)	Class A Units				12/22/2022		2,484	248,380	144,227
Ivy Rehab	(o) (ab)	Class A Units				3/11/2022		100	100,000	102,137
RevHealth	(j) (o) (ac)	Class A-1 Units				7/22/2022		20,548	205,479	87,436

Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (ad)	Class A Units				4/7/2022		25,000	250,000	442,054

Construction & Building
A1 Garage Door Service	(j) (o) (ae)	Class A Common Units				12/22/2022		273	272,727	376,917

Environmental Industries
Vortex	(j) (o) (af)	LP Common Units				9/1/2023		190	189,759	224,025
Alliance Environmental Group	(j) (o) (ag)	A-1 Preferred Units				9/30/2019		331	331,126	107,177

Services: Consumer
Ned Stevens 2022-2	(j) (o) (ah)	Class B Common Units				11/1/2022		279	278,990	278,990

Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (ai)	Class A Units				6/30/2022		129,870	129,870	216,572
Beta+	(o) (aj)	Class A-2 Common Stock				9/15/2023		2,470	24,700	24,700
American Beacon Advisors	(o) (ak)	Common Units				12/29/2023		16,071	-	-

Automotive
Engine & Transmission Exchange	(j) (o) (al)	Class A-1 Units				5/26/2023		211,268	211,268	239,133

Wholesale
GME Supply	(j) (o) (am)	Class A Units				6/30/2023		272,422	272,422	235,688

Chemicals, Plastics & Rubber
Vertellus	(o) (an)	Series A Units				12/22/2020		1,651	165,138	178,570

Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (ao)	Class A-1 Units				9/16/2022		147,000	147,000	147,000
	Total Equity and Preferred Shares								$5,180,434	$5,431,201
Total Portfolio Investments (ap)									$390,471,358	$387,194,568

(^) The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or Secured Overnight Financing Rate (“SOFR” or “S”).

(a) All companies are located in the United States of America, unless otherwise noted.

(b) Interest rate percentages represent actual interest rates as of December 31, 2023, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

(c) All loans are income-producing, unless otherwise noted

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

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements and related notes present the results of activity of the Company for the years ended December 31, 2024, 2023, and 2022.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2024 and 2023. The cash was not subject to any restrictions on withdrawal.

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

•
The Adviser’s investment professionals responsible for the portfolio investment and other senior members of the Adviser’s investment and management team, with oversight from the Adviser’s finance team, will make initial valuations of each investment;
•
The Adviser’s investment professionals and management team, with oversight by the Adviser’s finance and compliance team, will document the preliminary valuation conclusions and oversee sample testing of valuations with third-party valuation agents;
•
The preliminary valuation conclusions will be presented to the valuation committees for consideration;
•
The valuation committees will discuss the recommended valuations and determine, in good faith, the fair value of each investment;
•
The valuation determinations of the valuation committees will be presented to the risk committee and then shared with the Company’s CEO and CFO; and
•
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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2024, the Company had 2 investments on non-accrual, which represented 0.97% and 0.53% of its total portfolio at cost and fair market value, respectively. As of December 31, 2023, the Company had no investment on non-accrual.

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

As of December 31, 2024 and 2023, the Company held 295 and 245 investments in loans with OID, respectively. The unamortized balance of OID investments as of December 31, 2024 and 2023 totaled $4,948,990 and $4,930,002, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company accrued OID income in the amount of $865,385, $730,710, and $691,243, respectively.

As of December 31, 2024, the Company held 12 investments that had a PIK interest component. As of December 31, 2023, the Company held 7 investments that had a PIK interest component. During the years ended December 31, 2024, 2023, and 2022, the Company accrued PIK income in the amount of $745,497, $193,851, and $239,601, respectively.

As of December 31, 2024 and 2023, the Company held $19,737,091 and $20,940,279 cash and cash equivalents, respectively. For the years ended December 31, 2024, 2023, and 2022, the Company earned $401,127, $300,230, and $44,174, respectively, of interest income related to cash, which is included in other interest income within the accompanying statement of operations.

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

The Company accrued $234,250 of other income for the year ended December 31, 2024 related to amendment fees. The Company accrued $310,872 of other income for the year ended December 31, 2023 related to amendment fees. The Company accrued $459,154 of other income for the year ended December 31, 2022 related to amendment fees.

New Accounting Pronouncements

In this reporting period, the Company adopted FASB Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Chief Executive Officer of the Company acts as the Company’s CODM.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance; however, we do not expect a material impact to our financial statements.

Operating Segments

The Company operates through a single operating segment with a primary investment objective to seek to make loans to private middle market companies based primarily in the United States, including first lien loans, second lien loans, unitranche loans, and select investments in equity. The CODM monitors the performance of the Company to make decisions about resources to be allocated using key factors such as the Company’s portfolio composition, as shown on the Schedule of Investments, the changes in net assets resulting from operations, as reported on the Statement of Operations, and returns and expense ratios, as reported in Note–10 – Financial Highlights.

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

It is the Company’s policy to recognize transfers between Levels based upon the fair value at the beginning of the year. Transfers into Level 3 represent situations when the Valuation Designee believes there is not sufficient market activity to support using a market quote to support fair value. Transfers out of Level 3 represent situations when the Valuation Designee believes there is sufficient market activity to support using a market quote to support fair value.

As of December 31, 2024, $285,194,721 of the Company’s investments were valued using unobservable inputs, and $124,836,554 were valued using observable inputs. During the year ended December 31, 2024, $16,519,509 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $23,307,951 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

As of December 31, 2023, $275,958,708 of the Company’s investments were valued using unobservable inputs, and $111,235,860 were valued using observable inputs. During the year ended December 31, 2023, $9,478,057 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $58,894,616 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

The following table presents the Company’s investments carried at fair value as of December 31, 2024 and 2023, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$120,658,594	$149,557,665	$270,216,259
Unitranche Debt		1,687,916	121,815,787	123,503,703
Second Lien Debt		2,490,044	7,392,500	9,882,544
Equity and Preferred Shares		—	6,428,769	6,428,769
Total	$—	$124,836,554	$285,194,721	$410,031,275

	Assets at Fair Value as of Year Ended December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$102,893,307	$132,718,165	$235,611,472
Unitranche Debt	—	6,541,713	123,000,592	129,542,305
Second Lien Debt	—	1,800,840	14,808,750	16,609,590
Equity and Preferred Shares	—	—	5,431,201	5,431,201
Total	$—	$111,235,860	$275,958,708	$387,194,568

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2024. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$117,254,688	Matrix Pricing	Senior Leverage	1.12x - 11.07x	5.03x
			Total Leverage	2.78x - 11.07x	5.56x
			Interest Coverage	0.32x - 2.99x	1.65x
			Debt Service Coverage	0.25x - 2.54x	1.40x
			TEV Coverage	0.79x - 5.72x	2.54x
			Liquidity	0.00% - 630.05%	139.23%
			Spread Comparison	350bps - 800bps	504bps
First Lien Debt	14,638,006	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	9.19% - 10.84%	9.84%
First Lien Debt	11,626,885	Matrix Pricing/Market Analysis (5)	Senior Leverage	6.20x - 20.32x	8.32x
			Total Leverage	6.54x - 24.29x	9.50x
			Interest Coverage	0.58x - 1.23x	0.98x
			Debt Service Coverage	0.48x - 1.06x	0.83x
			TEV Coverage	0.45x - 2.45x	1.87x
			Liquidity	3.98% - 174.49%	53.35%
			Spread Comparison	375bps - 575bps	443bps
First Lien Debt	6,038,086	Enterprise Value	EV/EBITDA Multiple	6.90x - 10.00x	7.89x
Unitranche Debt	82,495,660	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	7.12% - 81.75%	11.86%
Unitranche Debt	34,402,317	Matrix Pricing	Senior Leverage	2.96x - 6.86x	5.94x
			Total Leverage	2.96x - 7.49x	6.06x
			Interest Coverage	1.07x - 2.94x	1.50x
			Debt Service Coverage	0.97x - 2.05x	1.24x
			TEV Coverage	1.43x - 3.65x	2.12x
			Liquidity	48.10% - 169.00%	125.84%
			Spread Comparison	450bps - 650bps	547bps
Unitranche Debt	4,917,810	Enterprise Value	EV/EBITDA Multiple	12.80x - 13.90x	10.75x
Second Lien Debt	7,392,500	Matrix Pricing	Senior Leverage	5.12x - 11.15x	6.90x
			Total Leverage	5.12x - 11.15x	6.91x
			Interest Coverage	0.83x - 1.76x	1.42x
			Debt Service Coverage	0.71x - 1.56x	1.21x
			TEV Coverage	1.14x - 2.13x	1.76x
			Liquidity	80.08% - 329.20%	141.75%
			Spread Comparison	700bps - 800bps	742bps
Equity and Preferred	6,428,769	Enterprise Value	EV/EBITDA Multiple	7.06x - 21.25x	14.83x
Total	$285,194,721

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
(5)
The valuation technique incorporates a weighting of broker quotes and matrix pricing.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2023. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$113,434,999	Matrix Pricing	Senior Leverage	3.22x - 10.06x	5.03x
			Total Leverage	3.22x - 10.06x	5.82x
			Interest Coverage	0.69x - 2.56x	1.52x
			Debt Service Coverage	0.59x - 2.23x	1.27x
			TEV Coverage	0.80x - 4.82x	2.34x
			Liquidity	20.28% - 847.31%	130.76%
			Spread Comparison	350bps - 750bps	486bps
First Lien Debt	8,830,024	Enterprise Value	EV/EBITDA Multiple	3.98x - 9.00x	7.40x
First Lien Debt	6,198,866	Matrix Pricing/Market Analysis (4)	Senior Leverage	0.83x - 6.23x	5.53x
			Total Leverage	3.79x - 7.25x	6.63x
			Interest Coverage	0.00x - 1.70x	1.46x
			Debt Service Coverage	0.00x - 1.48x	1.28x
			TEV Coverage	1.57x - 15.49x	2.37x
			Liquidity	12.38% - 434.25%	50.18%
			Spread Comparison	0bps - 475bps	418bps
First Lien Debt	4,254,276	Analysis of Trend in Leverage	Maturity Modified Market Yield (5)	10.75%	10.75%
Unitranche Debt	82,798,327	Analysis of Trend in Leverage	Maturity Modified Market Yield (5)	8.78% - 12.97%	11.00%
Unitranche Debt	36,967,553	Matrix Pricing	Senior Leverage	4.71x - 9.00x	6.43x
			Total Leverage	4.71x - 9.00x	6.55x
			Interest Coverage	0.75x - 2.18x	1.33x
			Debt Service Coverage	0.59x - 1.96x	1.14x
			TEV Coverage	1.32x - 2.71x	1.83x
			Liquidity	27.69% - 294.20%	115.83%
			Spread Comparison	525bps - 700bps	593bps
Unitranche Debt	3,234,712	Market Analysis	Senior Leverage	9.40x	9.40x
			Total Leverage	9.40x	9.40x
			Interest Coverage	1.10x	1.10x
			Debt Service Coverage	0.99x	0.99x
			TEV Coverage	1.16x	1.16x
			Liquidity	92.9%	92.90%
			Spread Comparison	350bps	350bps
Second Lien Debt	14,808,750	Matrix Pricing	Senior Leverage	5.32x - 9.68x	6.87x
			Total Leverage	5.32x - 9.68x	6.88x
			Interest Coverage	0.89x - 2.07x	1.44x
			Debt Service Coverage	0.79x - 1.73x	1.19x
			TEV Coverage	1.25x - 2.14x	1.66x
			Liquidity	77.67% - 275.58%	139.32%
			Spread Comparison	675bps - 850bps	743bps
Total	$270,527,507

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
(4)
The valuation technique incorporates a weighting of broker quotes and matrix pricing.
(5)
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

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2024 and 2023 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Year Ended December 31, 2024	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2023	$132,718,165	$123,000,592	$14,808,750	$5,431,201	$275,958,708
Transfers into Level 3	11,898,596	4,620,913	—	—	16,519,509
Transfers out of Level 3	(21,650,295)	(1,657,656)	—	—	(23,307,951)
Total gains:
Net realized (loss) gain (a)	(763,819)	78,478	(310,719)	—	(996,060)
Net unrealized (depreciation) appreciation (b)	(528,540)	(4,256,657)	15,245	479,172	(4,290,780)
New investments, repayments and settlements:(c)
Purchases	62,090,726	8,702,967	—	568,350	71,362,043
Settlements/repayments	(32,791,904)	(9,277,253)	(7,140,000)	(49,954)	(49,259,111)
Net amortization of premiums, PIK, discounts and fees	803,257	604,403	19,224	—	1,426,884
Sales	(2,218,521)	—	—	—	(2,218,521)
Fair Value as of December 31, 2024	$149,557,665	$121,815,787	$7,392,500	$6,428,769	$285,194,721

(a)
Included in net realized (loss) gain on the accompanying Statement of Operations for the year ended December 31, 2024.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the year ended December 31, 2024.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Year Ended December 31, 2023	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2022	$220,893,916	$91,865,688	$23,562,691	$3,653,999	$339,976,294
Transfers into Level 3	4,758,240	4,719,817	—	—	9,478,057
Transfers out of Level 3	(54,939,416)	(1,960,200)	(1,995,000)	—	(58,894,616)
Total gains:
Net realized loss (a)	(1,296,033)	(2,080,149)	(2,109,409)	—	(5,485,591)
Net unrealized (depreciation) appreciation (b)	(815,637)	1,912,211	77,472	(101,484)	1,072,562
New investments, repayments and settlements:(c)
Purchases	12,071,918	35,778,342	—	1,878,686	49,728,946
Settlements/repayments	(30,539,172)	(7,658,389)	(4,750,000)	—	(42,947,561)
Net amortization of premiums, PIK, discounts and fees	305,157	423,272	22,996	—	751,425
Sales	(17,720,808)		—	—	(17,720,808)
Fair Value as of December 31, 2023	$132,718,165	$123,000,592	$14,808,750	$5,431,201	$275,958,708

(a)
Included in net realized (loss) gain on the accompanying Statement of Operations for the year ended December 31, 2023.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the year ended December 31, 2023.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at December 31, 2024 and 2023 were ($5,795,487) and ($1,354,459), respectively.

Investment Activities

The Company held a total of 289 syndicated investments with an aggregate fair value of $410,031,275 as of December 31, 2024. During the year ended December 31, 2024, the Company invested in 120 new syndicated investments for a combined $74,623,860 and in existing investments for a combined $34,219,421. The Company also received $63,131,474 in repayments from investments and $19,912,490 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2024, the Company’s investment portfolio consisted of investments in 244 companies located in 39 states across 26 different industries, with an aggregate fair value of $410,031,275. The five largest investments at fair value as of December 31, 2024 totaled $25,730,062, or 6.28% of the Company’s total investment portfolio as of such date. As of December 31, 2024, the Company’s average investment was $1,442,816 at cost.

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

The following table outlines the Company’s investments by security type as of December 31, 2024 and 2023:

	December 31, 2024
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$274,080,183	65.72%	$270,216,259	65.90%
Unitranche Debt	127,282,675	30.53%	123,503,703	30.12%
Second Lien Debt	9,912,031	2.38%	9,882,544	2.41%
Total Debt Investments	411,274,889	98.63%	403,602,506	98.43%
Equity and Preferred Shares	5,698,826	1.37%	6,428,769	1.57%
Total Equity Investments	5,698,826	1.37%	6,428,769	1.57%
Total Investments	$416,973,715	100.00%	$410,031,275	100.00%

	December 31, 2023
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$239,486,292	61.33%	$235,611,472	60.85%
Unitranche Debt	128,971,146	33.03%	129,542,305	33.46%
Second Lien Debt	16,833,486	4.31%	16,609,590	4.29%
Total Debt Investments	385,290,924	98.67%	381,763,367	98.60%
Equity and Preferred Shares	5,180,434	1.33%	5,431,201	1.40%
Total Equity Investments	5,180,434	1.33%	5,431,201	1.40%
Total Investments	$390,471,358	100.00%	$387,194,568	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$88,417,653	21.58%	$69,531,461	17.96%
Healthcare & Pharmaceuticals	74,685,118	18.21	71,803,100	18.56
Banking, Finance, Insurance & Real Estate	35,944,239	8.77	33,440,236	8.64
Capital Equipment	30,192,716	7.36	24,565,354	6.34
High Tech Industries	27,609,149	6.73	34,223,801	8.84
Containers, Packaging & Glass	26,886,998	6.56	31,380,531	8.10
Services: Consumer	25,358,943	6.18	16,468,470	4.25
Beverage, Food & Tobacco	15,431,257	3.76	9,357,347	2.42
Transportation: Cargo	14,514,297	3.54	13,807,618	3.57
Automotive	13,137,348	3.20	13,785,929	3.56
Construction & Building	11,752,804	2.87	7,853,597	2.03
Environmental Industries	9,320,648	2.27	12,701,457	3.28
Chemicals, Plastics & Rubber	8,594,046	2.10	15,377,063	3.97
Aerospace & Defense	6,777,800	1.65	12,124,785	3.13
Wholesale	5,008,980	1.22	4,936,592	1.27
Consumer Goods: Non-Durable	4,421,588	1.08	4,410,000	1.14
Media: Advertising, Printing & Publishing	3,059,128	0.75	2,884,485	0.74
Metals & Mining	1,643,865	0.40	1,662,296	0.43
Retail	1,474,633	0.36	1,417,399	0.37
Media: Diversified & Production	1,447,327	0.35	-	-
Hotels, Gaming & Leisure	1,354,463	0.33	919,552	0.24
Utilities: Water	977,403	0.24	978,082	0.25
Energy: Electricity	933,288	0.23	938,350	0.24
Energy: Oil & Gas	497,500	0.12	975,000	0.25
Utilities: Electric	496,250	0.12	-	-
Consumer Goods: Durable	93,834	0.02	287,625	0.07
Forest Products & Paper	—	—	1,364,438	0.35
	$410,031,275	100.00%	$387,194,568	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$98,812,847	24.10%	$99,995,015	25.83%
Midwest	94,153,987	22.96	90,743,226	23.44
Southwest	58,657,115	14.31	47,644,956	12.31
Southeast	58,261,896	14.21	55,632,000	14.37
West	49,175,730	11.99	47,785,572	12.34
East	36,147,211	8.82	31,805,670	8.21
South	6,656,751	1.62	7,332,729	1.89
Northwest	5,533,339	1.35	3,561,962	0.92
Other(a)	2,632,399	0.64	2,693,438	0.70
Total Investments	$410,031,275	100.00%	$387,194,568	100.00%

(a)
The Company headquarters for UDG is located in Ireland. The Company headquarters for Intertape Polymer is located in Canada. The Company headquarters Integro is located in the United Kingdom. The Company headquarters for Balcan is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2024:

For the Fiscal Years Ending December 31:	Amount
2024	10,651,933
2025	26,437,975
2026	51,474,123
2027	149,516,653
2028	114,224,204
Thereafter	63,918,991
Total contractual repayments	416,223,879
Adjustments to cost basis on debt investments(a)	(4,948,990)
Total Cost Basis of Debt Investments Held at December 31, 2024:	$411,274,889

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

For the year ended December 31, 2024, the Company recorded base management fees of $4,214,381 and waivers to the base management fees of $1,475,033, as set forth within the accompanying statements of operations. For the year ended December 31, 2023, the Company recorded base management fees of $4,272,708 and waivers to the base management fees of $1,495,448, as set forth within the accompanying statements of operations. For the year ended December 31, 2022, the Company recorded base management fees of $4,422,989 and waivers to the base management fees of $1,548,046, as set forth within the accompanying statements of operations.

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

For the year ended December 31, 2024, the Company recorded Incentive Fees related to net investment income of $5,747,461. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $3,616,835, as set forth within the accompanying statements of operations. For the year ended December 31, 2023, the Company recorded Incentive Fees related to net investment income of $5,758,363. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $3,597,910, as set forth within the accompanying statements of operations. For the year ended December 31, 2022, the Company recorded Incentive Fees related to net investment income of $3,454,468. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $2,657,883, as set forth within the accompanying statements of operations.

For the years ended December 31, 2024, 2023 and 2022, the Company did not record any Incentive Fees related to capital gains.

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

For each of the years ended December 31, 2024, 2023 and 2022, the Company recorded administrative fees of $265,000, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2024 and 2023 on the Company’s accompanying statements of assets and liabilities were as follows:

	December 31, 2024	December 31, 2023
Net base management fee due to Adviser	$686,366	$687,175
Net incentive fee due to Adviser	510,082	596,757
Total fees due to Adviser, net of waivers	1,196,448	1,283,932
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,262,698	$1,350,182

Other Agreements

The Company may invest alongside other clients of the Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of the Company’s exemptive relief.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock par value $0.001 per share (the “Common Stock”), for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$31,609,473	$34,292,798	$19,037,618
Denominator for basic and diluted weighted average common shares	46,205,335	44,518,983	45,106,946
Basic and diluted net increase in net assetsresulting from operations per common share	$0.68	$0.77	$0.42

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

During the year ended December 31, 2024, the Company executed a total of $80,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of fund level earnings and profits. Given that the fund did not have sufficient earnings and profits to support the distribution, the entire value of the Tender Offer is treated as a return of capital for tax purposes.

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

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2024 of $37,051,473, or $0.80 per share. The tax character of the distributions declared and paid represented $36,162,651, or $0.78 per share, from ordinary income and $888,822, or $0.02 per share, from tax return of capital.

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2023 of $36,170,582, or $0.82 per share. The tax character of the distributions declared and paid represented $36,170,582, or $0.82 per share, from ordinary income and $0 from tax return of capital.

During the year ended December 31, 2024, given that the Company did not have sufficient earnings and profits, $80,888,822 of the distributions and Tender Offers is treated as a return of capital for tax purposes. This information will be reported in the Form 1042-S or Form 1099-DIV. During the year ended December 31, 2023, given that the Company did not have sufficient earnings and profits, $47,480,752 of the distributions and Tender Offers is treated as a return of capital for tax purposes. This information will be reported in the Form 1042-S or Form 1099-DIV.

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2024 and 2023, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Capital in excess of par value	$155,433	$(30,906)
Accumulated net investment income	34,982	34,983
Accumulated net realized gain (loss)	(190,415)	(4,077)

At December 31, 2024 and 2023, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31, 2024	As of December 31, 2023
Other temporary book/tax differences	$(111,731)	$(101,140)
Net tax basis unrealized depreciation	(6,751,851)	(3,272,539)
Accumulated net realized loss	(8,936,610)	(8,028,768)
Components of tax distributable (deficit) earnings at period end	$(15,800,192)	$(11,402,447)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2024.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2024, the Company has long-term capital loss carryforward of $8,936,610. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2024, 2023, and 2022 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2024, 2023, and 2022, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024
$66,000,000	October 1, 2024

As of December 31, 2024, there were no remaining unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of December 31, 2024 and December 31, 2023, were 47,020,454 and 44,518,989, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2024 and 2023:

	Common stock shares in issue
	Year Ended December 31, 2024	Year Ended December 31, 2023
Shares in issue, beginning of period	44,518,989	46,376,461
Common stock issued ($103,000,000 and $30,000,000, respectively)	11,185,615	3,267,974
Common stock repurchased ($80,000,000 and $47,515,735, respectively)	(8,684,164)	(5,125,458)
Issuance of common shares in connection with dividend reinvestment plan ($127 and $119, respectively)	14	12
Shares in issue, end of period	47,020,454	44,518,989

The following table details the activity of Stockholders’ Equity for the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278
Net investment income	-	34,982	36,147,983	36,182,965
Net realized loss from investment transactions	-	(190,415)	(717,427)	(907,842)
Net change in unrealized appreciation on investments	-	-	(3,665,650)	(3,665,650)
Issuance of shares	11,185	102,988,815	-	103,000,000
Repurchase of shares	(8,684)	(79,991,316)	-	(80,000,000)
Distributions to Stockholders	-	(888,822)	(36,162,651)	(37,051,473)
Reinvested Dividends	-	127	-	127
Balance as of December 31, 2024	$47,020	$442,395,577	$(15,800,192)	$426,642,405

Year Ended December 31, 2023	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2022	$46,376	$437,955,965	$(9,524,663)	$428,477,678
Net investment income	-	-	36,225,880	36,225,880
Net realized loss from investment transactions	-	-	(5,528,490)	(5,528,490)
Net change in unrealized appreciation on investments	-	-	3,595,408	3,595,408
Issuance of shares	3,268	29,996,732	-	30,000,000
Repurchase of shares	(5,125)	(47,510,610)	-	(47,515,735)
Distributions to Stockholders	-	-	(36,170,582)	(36,170,582)
Reinvested Dividends	-	119	-	119
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2024, the Company had no short-term borrowings. For the year ended December 31, 2024, the Company recorded no interest expense in connection with short-term borrowings. For the year ended December 31, 2023, the Company had no short-term borrowings. For the year ended December 31, 2023, the weighted average short-term borrowings was $4,751,618 and the weighted average yield was 8.20%. For the year ended December 31, 2023, the Company recorded interest expense in connection with short-term borrowings of $446,070.

Note 9. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of such commitment may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the accompanying schedule of investments.

The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2024 and December 31, 2023:

							Unfunded Commitment Balances
Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	December 31, 2024	December 31, 2023

EyeSouth Partners	Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.81%	10/5/2029	Healthcare & Pharmaceuticals	$2,474,573	$—
Paradigm Oral Health	Senior Secured Initial Term Loan	S+	4.75%	9.06%	11/16/2028	Healthcare & Pharmaceuticals	2,022,857	—
Midwest Eye Services	Senior Secured Initial Term Loan	S+	4.50%	8.81%	8/20/2027	Healthcare & Pharmaceuticals	2,000,000	—
Prime Pensions	Unitranche Initial Term Loan	S+	5.25%	9.56%	2/26/2030	Banking, Finance, Insurance & Real Estate	1,668,571	—
Miller Environmental	Senior Secured Initial Term Loan	S+	4.75%	9.06%	9/10/2031	Environmental Industries	1,184,211	—
United Air Temp	Unitranche Initial Term Loan	S+	5.25%	9.56%	3/28/2030	Services: Consumer	1,053,994	—
U.S. Foot and Ankle Specialists	Senior Secured Term Loan	S+	5.50%	9.81%	9/15/2026	Healthcare & Pharmaceuticals	976,875	—
Legacy Service Partners	Unitranche Closing Date Term Loan	S+	5.25%	9.56%	1/9/2029	Services: Consumer	951,200	—
OrthoNebraska	Unitranche Term Loan	S+	6.50%	10.81%	7/31/2028	Healthcare & Pharmaceuticals	914,913	—
Kenco	Senior Secured Revolving Credit Loan	S+	4.25%	8.56%	11/15/2029	Transportation: Cargo	913,170	—
Ascend	Senior Secured Initial Term Loan	S+	4.50%	8.81%	8/9/2031	Services: Business	859,107	—
Nvision	Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.81%	12/31/2028	Healthcare & Pharmaceuticals	817,121	—
Steward Partners	Senior Secured Closing Date Term B Loan	S+	4.75%	9.06%	10/14/2028	Banking, Finance, Insurance & Real Estate	798,667	—
Kenco	Senior Secured Initial Term Loan	S+	4.25%	8.56%	11/15/2029	Transportation: Cargo	764,701	—
Rover	Senior Secured Initial Term Loan	S+	4.75%	9.06%	2/27/2031	Services: Consumer	750,000	—
Cook & Boardman	Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	10.31%	3/4/2030	Construction & Building	736,364	—
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.25%	9.56%	6/30/2028	Banking, Finance, Insurance & Real Estate	616,472	616,472
Minds + Assembly	Senior Secured Revolving Loan	S+	5.25%	9.56%	5/3/2029	Healthcare & Pharmaceuticals	580,745	683,230
Trystar	Senior Secured Initial Term Loan	S+	4.50%	8.81%	8/6/2031	Capital Equipment	537,382	—
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	6.50%	10.81%	11/1/2028	Services: Consumer	507,703	507,703
Amplix	Unitranche First Amendment Term Loan	S+	5.25%	9.56%	10/18/2029	Services: Business	491,453	—
OrthoNebraska	Senior Secured Revolving Loan	S+	6.50%	10.81%	7/31/2028	Healthcare & Pharmaceuticals	457,457	457,457
EPIC Insurance	Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.81%	9/29/2028	Banking, Finance, Insurance & Real Estate	436,057	—
GME Supply	Unitranche Initial Term Loan	S+	6.25%	10.56%	7/6/2029	Wholesale	420,682	—
Kept Companies	Senior Secured Revolving Loan	S+	5.25%	9.56%	4/30/2029	Services: Business	418,374	—
Kept Companies	Senior Secured Term Loan	S+	5.25%	9.56%	4/30/2029	Services: Business	416,333	—
GME Supply	Senior Secured Revolving Loan	S+	6.25%	10.56%	7/6/2029	Wholesale	414,920	502,934
Miller Environmental	Senior Secured Revolving Loan (USD)	S+	4.75%	9.06%	9/10/2031	Environmental Industries	400,916	—
PlayPower	Senior Secured Revolving Loan	S+	5.25%	9.56%	8/28/2030	Construction & Building	384,547	—
Prime Pensions	Senior Secured Revolving Credit	S+	5.25%	9.56%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	—
Vortex	Senior Secured Revolving Loan	S+	5.00%	9.31%	9/4/2029	Services: Business	380,096	369,988
Associated Springs	Senior Secured Incremental Term Loan	S+	5.75%	10.06%	4/4/2030	Capital Equipment	378,788	—
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	10.31%	1/20/2028	Services: Business	365,388	365,388
Apex Service Partners	Unitranche 2024 Term Loan	S+	5.00%	9.31%	10/24/2030	Services: Consumer	355,292	—
Vensure	Senior Secured Initial Term Loan	S+	5.00%	9.31%	9/27/2031	Services: Business	343,882	—
Amplix	Senior Secured Revolving Credit Loan	S+	5.25%	9.56%	10/18/2029	Services: Business	329,670	329,670
Argano	Senior Secured Initial Term Loan	S+	5.75%	10.06%	9/13/2029	Services: Business	327,273	—
Midwest Eye Services	Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.81%	8/20/2027	Healthcare & Pharmaceuticals	322,034	—
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	6.50%	10.81%	5/29/2029	Automotive	307,847	513,078
Cerity Partners	Senior Secured Initial Revolving Loan	S+	5.25%	9.56%	7/28/2028	Banking, Finance, Insurance & Real Estate	286,738	286,738
RevHealth	Senior Secured Revolving Loan	S+	5.75%	10.06%	7/21/2028	Healthcare & Pharmaceuticals	282,534	154,110
Augusta Sportswear	Senior Secured Revolving Credit Loan	S+	6.50%	10.81%	11/21/2028	Consumer Goods: Non-Durable	278,270	—
A1 Garage Door Service	Senior Secured Revolving Loan	S+	4.75%	9.06%	12/22/2028	Construction & Building	275,482	275,482
Trystar	Senior Secured Revolving Credit Loan	S+	4.50%	8.81%	8/6/2031	Capital Equipment	272,724	—
MB2 Dental	Unitranche Initial Term Loan	S+	5.50%	9.81%	2/13/2031	Healthcare & Pharmaceuticals	266,043	—
Options IT	Senior Secured Initial Term Loan	S+	4.50%	8.81%	9/30/2031	High Tech Industries	256,410	—
MediaRadar	Senior Secured Revolving Loan	S+	6.25%	10.56%	9/17/2029	Media: Advertising, Printing & Publishing	244,042	406,737

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	December 31, 2024	December 31, 2023
Electric Power Engineers	Senior Secured Term Loan	S+	4.50%	8.81%	12/15/2031	Construction & Building	$238,095	$—
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	4.75%	9.06%	5/18/2029	Beverage, Food & Tobacco	238,095	142,857
Aprio	Senior Secured Initial Term Loan	S+	4.75%	9.06%	8/1/2031	Services: Business	234,128	—
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	10.31%	7/29/2028	Capital Equipment	220,000	198,769
Shrieve	Senior Secured Revolving Credit	S+	6.00%	10.31%	10/30/2030	Chemicals, Plastics & Rubber	219,348	—
Shaw	Senior Secured Initial Senior Term Facility	S+	6.00%	10.31%	10/30/2029	Capital Equipment	212,766	—
Liberty Group	Unitranche Initial Term Loan	S+	5.75%	10.06%	6/15/2028	Services: Business	204,545	—
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	10.06%	12/22/2025	Chemicals, Plastics & Rubber	202,173	286,625
Solis Mammography	Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.50%	8.81%	4/17/2028	Healthcare & Pharmaceuticals	200,000	—
EPIC Insurance	Senior Secured Refinancing Revolving Loan	S+	4.50%	8.81%	9/29/2028	Banking, Finance, Insurance & Real Estate	199,573	161,841
Heartland	Senior Secured Revolving Credit Loan	S+	5.25%	9.56%	12/12/2029	Services: Business	184,138	206,897
Aprio	Senior Secured Revolving Loan	S+	4.75%	9.06%	8/1/2031	Services: Business	169,784	—
Golden Source	Senior Secured Revolving Loan	S+	5.25%	9.56%	5/12/2028	Services: Business	169,014	469,484
A1 Garage Door Service	Unitranche Term Loan A	S+	4.75%	9.06%	12/22/2028	Construction & Building	166,970	—
Carlisle Foodservice	Senior Secured Revolving Loan	S+	5.00%	9.31%	10/2/2029	Wholesale	161,152	161,152
Beta+	Senior Secured Revolving Credit Loan	S+	4.50%	8.81%	7/1/2027	Banking, Finance, Insurance & Real Estate	160,247	248,660
Rover	Senior Secured Revolving Loan	S+	4.75%	9.06%	2/27/2031	Services: Consumer	150,000	—
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	10.06%	12/15/2028	Services: Business	147,727	181,818
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	10.06%	3/31/2028	Capital Equipment	147,692	108,308
United Air Temp	Senior Secured Revolving Loan	S+	5.50%	9.81%	3/28/2030	Services: Consumer	147,559	—
Nvision	Senior Secured 2024 Revolving Credit	S+	5.50%	9.81%	12/31/2028	Healthcare & Pharmaceuticals	146,674	—
AmSpec	Senior Secured Revolving Loan	S+	5.50%	9.81%	12/5/2029	Energy: Oil & Gas	145,363	145,363
Industrial Physics	Senior Secured Initial Term Loan	S+	6.25%	10.56%	7/19/2029	Containers, Packaging & Glass	142,857	—
Cirtec Medical	Senior Secured Revolving Credit (First Lien)	S+	4.75%	9.06%	10/31/2028	Healthcare & Pharmaceuticals	138,889	—
Ned Stevens 2022-2	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.75%	10.06%	11/1/2029	Services: Consumer	135,303	—
Insight Global	Senior Secured Revolving Loan	S+	5.00%	9.31%	9/22/2028	Services: Business	134,178	134,178
insightsoftware	Senior Secured Revolving Loan	S+	5.25%	9.56%	5/25/2028	High Tech Industries	130,952	—
insightsoftware	Unitranche Initial Term Loan	S+	5.25%	9.56%	5/25/2028	High Tech Industries	128,333	—
Whitcraft	Senior Secured Revolving Loan	S+	6.50%	10.81%	2/15/2029	Aerospace & Defense	126,786	250,000
Heartland	Senior Secured Initial Term Loan	S+	5.25%	9.56%	12/12/2029	Services: Business	126,346	—
Micro Merchant Systems	Senior Secured Revolving Loan	S+	4.75%	9.06%	12/14/2027	Healthcare & Pharmaceuticals	111,111	111,111
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	10.56%	7/19/2028	Containers, Packaging & Glass	107,759	107,759
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.06%	4/21/2028	Healthcare & Pharmaceuticals	106,397	168,350
Cherry Bekaert	Unitranche Term B Loan	S+	5.25%	9.56%	6/30/2028	Banking, Finance, Insurance & Real Estate	106,110	—
USALCO	Senior Secured Initial Term Loan	S+	4.00%	8.31%	9/30/2031	Chemicals, Plastics & Rubber	103,030	—
Electric Power Engineers	Senior Secured Revolving Loan	S+	4.50%	8.81%	12/15/2031	Construction & Building	96,774	—
Associated Springs	Senior Secured Revolving Loan	S+	5.75%	10.06%	4/4/2030	Capital Equipment	94,406	—
Health Management Associates	Senior Secured Term Loan A	S+	6.25%	10.56%	3/30/2029	Services: Business	88,810	—
Pegasus	Senior Secured Initial Term Loan	S+	5.25%	9.56%	1/19/2031	Capital Equipment	85,789	—
Options IT	Senior Secured Revolver	S+	4.50%	8.81%	3/31/2031	High Tech Industries	78,628	—
Industrial Services Group	Senior Secured Revolving Loan	S+	5.75%	10.06%	12/7/2028	Services: Business	74,286	379,048
Apex Service Partners	Senior Secured 2024 Revolving Credit Loan	S+	5.00%	9.31%	10/24/2029	Services: Consumer	73,701	134,439
Applied Adhesives	Senior Secured Revolving Loan	S+	4.50%	8.81%	3/12/2027	Containers, Packaging & Glass	71,111	71,111
Steward Partners	Senior Secured Revolving Loan	S+	4.75%	9.06%	10/14/2028	Banking, Finance, Insurance & Real Estate	69,444	69,444
Ascend	Senior Secured Revolving Credit Loan	S+	4.50%	8.81%	8/9/2031	Services: Business	68,729	—
MB2 Dental	Senior Secured Revolving Loan	S+	5.50%	9.81%	2/13/2031	Healthcare & Pharmaceuticals	66,845	—
Radwell	Senior Secured Revolving Loan	S+	5.50%	9.81%	4/1/2029	Capital Equipment	63,999	63,999
Ohio Transmission	Unitranche Initial Term Loan	S+	5.50%	9.81%	12/19/2030	Capital Equipment	63,487	—
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	10.06%	4/9/2029	Services: Business	59,829	230,769
Keter Environmental Services	Senior Secured Revolving Loan	S+	5.25%	9.56%	10/29/2027	Environmental Industries	58,140	77,520
Argano	Senior Secured Revolving Credit Loan	S+	5.75%	10.06%	9/13/2029	Services: Business	55,647	—
Encore	Senior Secured Revolving Facility	S+	5.00%	9.31%	12/5/2029	Hotels, Gaming & Leisure	54,709	—
Carlisle Foodservice	Senior Secured Initial Term Loan	S+	5.00%	9.31%	10/2/2030	Wholesale	52,551	—
Ohio Transmission	Senior Secured Initial Revolving Loan	S+	5.50%	9.81%	12/19/2029	Capital Equipment	52,000	69,333
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	5.00%	9.31%	5/2/2029	Services: Business	49,020	49,020
Terra Millennium	Senior Secured Initial Term Loan	S+	5.00%	9.31%	11/1/2030	Construction & Building	45,455	—
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	9.56%	12/17/2027	Transportation: Cargo	44,444	88,889

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	December 31, 2024	December 31, 2023
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	10.56%	3/30/2029	Services: Business	$37,300	$56,838
Nvision	Senior Secured 2024 Initial Term Loan	S+	5.50%	9.81%	12/31/2028	Healthcare & Pharmaceuticals	34,665	—
Radwell	Unitranche Initial Term Loan	S+	5.50%	9.81%	4/1/2029	Capital Equipment	33,333	—
Aptean	Unitranche Initial Term Loan	S+	5.00%	9.31%	1/30/2031	High Tech Industries	25,301	—
BlueHalo	Senior Secured Revolving Loan	S+	6.00%	10.31%	10/31/2025	Aerospace & Defense	11,679	36,322
Legacy Service Partners	Senior Secured Delayed Draw Term Loan B	S+	5.25%	9.56%	1/9/2029	Services: Consumer	—	2,000,000
Steward Partners	Senior Secured Delayed Draw Term B Loan (First Lien)	S+	4.75%	9.06%	10/14/2028	Banking, Finance, Insurance & Real Estate	—	1,200,000
EdgeCo	Senior Secured Delayed Draw Term D Loan (First Lien)	S+	4.50%	9.06%	6/1/2028	Banking, Finance, Insurance & Real Estate	—	939,600
Golden Source	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.56%	5/12/2028	Services: Business	—	938,967
Cherry Bekaert	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.25%	9.56%	6/30/2028	Banking, Finance, Insurance & Real Estate	—	936,267
Amplix	Senior Secured DDTL 3	S+	5.25%	9.56%	10/18/2029	Services: Business	—	915,751
OrthoNebraska	Senior Secured Delayed Draw Term Loan	S+	6.50%	10.81%	7/31/2028	Healthcare & Pharmaceuticals	—	914,913
InterMed	Senior Secured Delayed Draw Term Loan	S+	6.50%	10.81%	12/24/2029	Healthcare & Pharmaceuticals	—	863,931
Ned Stevens 2022-2	Senior Secured 2023 Incremental Delayed Draw Term Loan - 1	S+	5.75%	10.06%	11/1/2029	Services: Consumer	—	846,172
CPI International	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.81%	10/8/2029	Aerospace & Defense	—	718,563
InterMed	Senior Secured Revolving Loan	S+	6.50%	10.81%	12/22/2028	Healthcare & Pharmaceuticals	—	647,948
Eliassen	Senior Secured Initial Delayed Draw Term Loan	S+	5.75%	10.06%	4/14/2028	Services: Business	—	507,407
Vensure Employer Services	Senior Secured 2023 Delayed Draw Term B Loan	S+	5.25%	9.56%	3/26/2027	Services: Business	—	438,889
GME Supply	Senior Secured Delayed Draw Term Loan	S+	6.25%	10.56%	7/6/2029	Wholesale	—	420,682
PracticeTek	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.81%	11/23/2027	High Tech Industries	—	372,137
Micro Merchant Systems	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.06%	12/14/2027	Healthcare & Pharmaceuticals	—	370,370
VC3	Senior Secured Delayed Draw Term Loan D	S+	5.00%	9.31%	3/12/2027	Services: Business	—	366,029
Alera	Senior Secured 2022 Delayed Draw Term Loan	S+	5.25%	9.56%	10/2/2028	Banking, Finance, Insurance & Real Estate	—	340,000
Heartland	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.56%	12/12/2029	Services: Business	—	333,333
Apex Service Partners	Senior Secured Initial DDTL	S+	5.00%	9.31%	10/24/2030	Services: Consumer	—	325,552
Accolite	Senior Secured Initial DDTL Loan	S+	5.75%	10.06%	4/10/2029	Services: Business	—	250,000
Shaw	Senior Secured Delayed Draw Term Facility	S+	6.00%	10.31%	10/30/2029	Capital Equipment	—	212,766
Liberty Group	Senior Secured Delayed Draw Term Loan	S+	5.75%	10.06%	6/15/2028	Services: Business	—	204,545
A1 Garage Door Service	Senior Secured Closing Date Delayed Draw Term Loan	S+	4.75%	9.06%	12/22/2028	Construction & Building	—	194,518
USALCO	Senior Secured Revolving Loan	S+	6.00%	10.31%	10/19/2026	Chemicals, Plastics & Rubber	—	189,516
Radwell	Senior Secured Closing Date Delayed Draw Term Loan	S+	5.50%	9.81%	4/1/2029	Capital Equipment	—	188,001
Blue Cloud	Senior Secured Revolving Loan	S+	5.00%	9.06%	1/21/2031	Healthcare & Pharmaceuticals	—	162,045
Integro	Senior Secured Tenth Amendment Delayed Draw Loan	S+	12.00%	16.31%	5/8/2023	Banking, Finance, Insurance & Real Estate	—	161,041
Allied Benefit Systems	Senior Secured Initial Delayed Draw Term Loan	S+	5.25%	9.56%	10/31/2030	Services: Business	—	154,573
AmSpec	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.81%	12/5/2030	Energy: Oil & Gas	—	144,144
Industrial Physics	Senior Secured Delayed Draw Term Loan	S+	6.25%	10.56%	7/19/2029	Containers, Packaging & Glass	—	142,857
Cleaver Brooks	Senior Secured Revolving Loan	S+	5.50%	9.81%	7/18/2028	Capital Equipment	—	123,077
Health Management Associates	Senior Secured Delay Draw Term Loan	S+	6.25%	10.56%	3/30/2029	Services: Business	—	120,782
Community Brands	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.81%	2/24/2028	Banking, Finance, Insurance & Real Estate	—	117,647
Blue Cloud	Senior Secured Delayed Draw Term Loan	S+	5.00%	9.06%	1/21/2031	Healthcare & Pharmaceuticals	—	114,000
Carlisle Foodservice	Senior Secured Delayed Draw Term Loan	S+	5.00%	9.31%	10/2/2030	Wholesale	—	102,041
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.81%	12/19/2030	Capital Equipment	—	98,684
VC3	Senior Secured Revolving Credit	S+	5.00%	9.31%	3/12/2027	Services: Business	—	76,923
CPS	Senior Secured Revolving Credit Loan	S+	5.25%	9.56%	6/1/2028	Healthcare & Pharmaceuticals	—	59,988
Community Brands	Senior Secured Revolving Loan	S+	5.50%	9.81%	2/24/2028	Banking, Finance, Insurance & Real Estate	—	58,824
CIRCOR	Senior Secured Revolving Credit Loan	S+	6.00%	10.31%	10/18/2029	Capital Equipment	—	57,545
Omni Logistics	Senior Secured Revolving Credit Loan (First Lien)	S+	5.00%	9.31%	12/30/2025	Transportation: Cargo	—	24,901
Alliance Environmental Group	Senior Secured Revolving Loan	S+	0.00%	4.31%	12/30/2027	Environmental Industries	—	24,834

							$37,896,006	$27,258,654

Unfunded commitments represent all amounts unfunded as of December 31, 2024 and 2023. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Per Share Data:
Net asset value, beginning of period	$9.19	$9.24	$9.36	$9.31	$9.44
Net investment income(a)	0.78	0.81	0.53	0.39	0.42
Net realized (loss) gain on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	(0.10)	(0.04)	(0.11)	0.06	(0.12)
Net increase in net assets resulting from operations	$0.68	$0.77	$0.42	$0.45	$0.30
Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.78)	(0.82)	(0.53)	(0.39)	(0.42)
Distributions to stockholders from return of capital(a)	(0.02)	—	(0.01)	(0.01)	(0.01)
Net asset value at end of period	$9.07	$9.19	$9.24	$9.36	$9.31
Total return(c)	7.47%	8.37%	4.45%	4.84%	3.22%
Shares of common stock outstanding at end of period	47,020,454	44,518,989	46,376,461	39,961,408	38,343,580
Statement of Assets and Liabilities Data:
Net assets at end of period	$426,642,405	$409,084,278	$428,477,678	$373,947,334	$356,882,861
Average net assets(d)	414,585,740	412,355,887	419,846,471	372,049,959	350,696,066
Ratio/Supplemental Data:
Ratio of gross expenses before incentive fees to average net assets (e)	1.41%	1.47%	1.60%	1.38%	1.32%
Ratio of gross expenses after incentive fees to average net assets (e)	2.80%	2.87%	2.39%	1.61%	1.92%
Ratio of net expenses to average net assets(f)	1.57%	1.63%	1.39%	1.05%	1.10%
Ratio of net investment income to average net assets	8.73%	8.79%	5.67%	4.18%	4.54%
Portfolio turnover	5.14%	11.13%	4.94%	4.15%	4.76%

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
(e)
Ratio of gross expenses before and after incentive fees to average net assets is computed using expenses before waivers from the Adviser and Administrator.
(f)
Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.

Note 11. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2024	Quarter Ended December 31, 2023	Quarter Ended December 31, 2022
Statement of Operations Data:
Income
Total investment income	$10,640,418	$11,187,494	$9,752,434
Expenses
Net expense	1,603,165	1,627,811	1,806,164
Net investment income	9,037,252	9,559,683	7,946,270
Net realized gain (loss) on investments	(513,337)	(5,348,771)	422,684
Net change in unrealized (depreciation) appreciation on investments	(144,418)	4,461,831	(1,034,430)
Net increase in net assets resulting from operations	$8,379,497	$8,672,743	$7,334,524

Per Share Data:
Net investment income per common share - basic and diluted(a)	$0.23	$0.25	$0.21
Net increase in net assets resulting from operations per common share - basic and diluted(a)	0.18	0.19	0.16
Distributions declared per common share	0.21	0.42	0.34

Statement of Assets and Liabilities Data:
Total assets	$433,157,788	$413,464,757	$443,650,195
Total liabilities	6,515,383	4,380,479	15,172,517
Net assets	426,642,405	409,084,278	428,477,678
Net asset value per common share	9.07	9.19	9.24
Common shares outstanding	47,020,454	44,518,989	46,376,461
Weighted common shares outstanding - basic and diluted	46,205,335	44,518,983	45,106,946

Other Data:
Number of portfolio investments	289	246	252
Average investment amount(b)	$1,442,816	$1,587,282	$1,697,226
Percentage of investments at floating rates(b)	100.00%	99.59%	99.41%

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

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 24, 2025, the date of which the financial statements were issued. Other than the items discussed below, the Company has concluded there are no material items that warrant disclosure. Subsequent to December 31, 2024 through March 24, 2025, the Company invested $19,105,197 at cost in 71 different portfolio companies.

Pursuant to a First Amendment to the Fee Waiver Agreement between the Company and the Adviser, entered as of January 1, 2025, between the Company and the Adviser, the Adviser has agreed to waive the right to Incentive Fees to the extent necessary so as not to receive any Incentive Fee that would result in the payment of expenses by the Company pursuant to the Investment Advisory Agreement exceeding 1.4% per annum of the Company's assets as of the last day of the most recently ended fiscal year (the "Partial Expense Cap"); provided, however, if the Adviser is not entitled to Incentive Fees during such fiscal year or such Incentive Fees are fully waived during such fiscal year, the Company shall remain liable for expenses payable by the Company pursuant to Section 2 of the Advisory Agreement, notwithstanding the Partial Expense Cap. The following expenses of the Company are not subject to the Partial Expense Cap: (i) litigation costs payable by the Company, including indemnification expenses payable pursuant to Section 8 of the Investment Advisory Agreement; (ii) other extraordinary expenses incurred by the Company; and (iii) costs payable by the Company in connection with its incurrence of leverage.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited our financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.

ITEM 9B. OTHER INFORMATION

None of the officers or directors of the Company have adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement applicable to them (if any) or the Company.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “ Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this annual report:

1. Financial Statements – refer to “Item 8. Financial Statements and Supplementary Data” starting on page 67.

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

10.13*	Amendment to the Management Fee Waiver Agreement, dated as of January 1, 2025, by and between the Company and the Adviser.*

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

14.2	Code of Ethics (Incorporated by reference to Exhibit 99.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-55426), filed on June 5, 2015).

19.1*	Insider Trading, Material Non-Public Information and Market Manipulation Policy.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1

Administrative Fee Waiver Letter, dated as of November 10, 2016, by and between the Company and the Administrator (Incorporated by reference to Exhibit 99.2 to the Quarterly Report on Form 10-Q, File No. 814-01154, filed on November 14, 2016).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: March 24, 2025	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer
Date: March 24, 2025	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2025	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

Date: March 24, 2025	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: March 24, 2025	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 24, 2025	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 24, 2025	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 24, 2025	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director