Form 10-Q
period 2025-03-31
Audax Credit BDC Inc.
filed 2025-05-13
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had 47,020,457 shares of common stock, par value $0.001 per share, outstanding as of May 13, 2025.

1

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

March 31, 2025 and December 31, 2024

(Expressed in U.S. Dollars)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $417,827,636 and $416,973,715, respectively)	$408,233,009	$410,031,275
Cash and cash equivalents	15,374,403	19,737,091
Interest receivable	2,848,111	2,867,021
Receivable from investments sold	—	412,083
Receivable from bank loan repayment	120,737	110,318
Other assets	238,554	—
Total Assets	$426,814,814	$433,157,788
Liabilities
Payable for investments purchased	$1,083,511	$4,820,442
Fees due to investment advisor, net of waivers(a)	1,168,935	1,196,448
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	383,316	432,243
Total Liabilities	$2,702,012	$6,515,383
Commitments and contingencies(b)
Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 47,020,457 and 47,020,454 shares issued and outstanding, respectively	$47,020	$47,020
Capital in excess of par value	442,384,781	442,395,577
Total distributable loss	(18,318,999)	(15,800,192)
Total Net Assets	$424,112,802	$426,642,405
Net Asset Value per Share of Common Stock at End of Period	$9.02	$9.07
Shares Outstanding	47,020,457	47,020,454

(a)
Refer to Note 4-Related Party Transactions for additional information.
(b)
Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Investment Income
Non-Control/Non-Affiliate
Interest income	$9,916,756	$10,584,397
Interest on cash	59,392	85,860
Total interest income	9,976,148	10,670,257
Non-Control/Non-Affiliate
Fee income	25,990	9,145
Total income	10,002,138	10,679,402
Expenses
Base management fee(a)	$1,082,732	$1,033,988
Incentive fee(a)	1,337,809	1,444,313
Professional fees	136,886	139,284
Directors' fees	72,750	69,000
Administrative fee(a)	66,250	66,250
Other expenses	104,461	104,687
Expenses before waivers from investment adviser and administrator	2,800,888	2,857,522
Base management fee waivers(a)	(378,956)	(361,896)
Incentive fee waivers(a)	(872,650)	(890,590)
Total expenses, net of waivers	1,549,282	1,605,036
Net Investment Income	8,452,856	9,074,366
Realized and Unrealized (Loss) Gain on Non-Control/Non-Affiliate Investments
Net realized gain (loss) on investments	133,380	(315,847)
Net change in unrealized depreciation on investments	(2,652,187)	(592,485)
Net realized and unrealized loss on investments	(2,518,807)	(908,332)
Net Increase in Net Assets Resulting from Operations	$5,934,049	$8,166,034
Basic and Diluted per Share of Common Stock:
Net investment income	$0.18	$0.20
Net increase in net assets resulting from operations	$0.13	$0.18
Weighted average shares of common stock outstanding basic and diluted	47,020,454	44,518,989

(a)
Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Operations
Net investment income	$8,452,856	$9,074,366
Net realized gain (loss) on investments	133,380	(315,847)
Net change in unrealized depreciation on investments	(2,652,187)	(592,485)
Net increase in net assets resulting from operations	5,934,049	8,166,034
Distributions:
Distributions of ordinary income to common stockholders (a)	(8,452,856)	-
Return of capital to common stockholders (a)	(10,826)	-
Total distributions	(8,463,682)	—
Capital Share Transactions:
Reinvestment of common stock	30	0
Net increase in net assets from capital share transactions	30	—
Net (Decrease) Increase in Net Assets	(2,529,603)	8,166,034
Net Assets, Beginning of Period	426,642,405	409,084,278
Net Assets, End of Period	$424,112,802	$417,250,312

(a)
Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,934,049	$8,166,034
Adjustments to reconcile net increase in net assets from
operations to net cash provided by operating activities:
Net realized (gain) loss on investments	(133,380)	315,847
Net change in unrealized depreciation on investments	2,652,187	592,485
Accretion of original issue discount interest and payment-in-kind interest	(541,463)	(232,264)
Decrease in interest receivable	18,910	58,011
Increase in other assets	(238,554)	(180,000)
Decrease in accrued expenses and other liabilities	(48,927)	(66,140)
Increase in fee due to administrator(a)	-	66,250
(Decrease) increase in fees due to investment advisor(a)	(27,513)	1,225,815
Investments purchased	(26,913,160)	(20,949,222)
Proceeds from investments sold	2,775,026	14,703,808
Repayment of bank loans	20,623,789	21,356,412
Net cash provided by operating activities	4,100,964	25,057,036
Cash flows from financing activities:
Distributions paid to common stockholders	(8,463,652)	-
Net cash used in financing activities	(8,463,652)	-
Net (decrease) increase in cash and cash equivalents	(4,362,688)	25,057,036
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	19,737,091	20,940,279
Cash and cash equivalents, end of period	$15,374,403	$45,997,315
Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	3	-
Payment-in-kind ("PIK") interest income	$310,135	$23,066

(a)
Refer to Note 4-Related Party Transactions for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (94.6%) (g) (h) (i):
Services: Business
Vortex	(j)	Unitranche Initial Term Loan	S+	5.00%	9.29%	9/1/2023	9/4/2029	$5,040,430	$4,969,615	$5,040,424
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.25%	7.54%	12/7/2021	12/15/2028	4,365,309	4,340,069	4,325,476
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	10.29%	12/16/2021	1/20/2028	4,109,264	4,071,662	4,109,158
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	5.75%	10.04%	12/7/2022	12/7/2028	4,105,467	4,028,325	4,105,467
Amplix		Unitranche First Amendment Term Loan	S+	5.25%	9.54%	10/19/2023	10/18/2029	3,959,866	3,869,208	3,959,866
CoAdvantage	(k)	Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	9.79%	8/2/2023	8/2/2029	3,792,250	3,792,250	3,772,701
Golden Source		Unitranche Initial Term Loan	S+	4.75%	9.04%	3/25/2022	5/12/2028	3,365,410	3,303,132	3,365,410
Eliassen		Unitranche Initial Term Loan	S+	5.75%	10.04%	3/31/2022	4/14/2028	3,406,500	3,372,397	3,338,370
Kept Companies		Senior Secured Term Loan	S+	5.25%	9.54%	4/30/2024	4/30/2029	3,128,032	3,081,873	3,112,391
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	10.04%	12/10/2021	11/30/2027	2,926,472	2,909,384	2,897,207
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	2.88%, 6.02% PIK	13.18%	3/25/2022	4/9/2029	3,782,009	3,739,137	2,836,507
CoolSys	(k)	Senior Secured Closing Date Initial Term Loan	S+	4.75%	9.04%	8/4/2021	8/11/2028	2,963,105	2,946,336	2,701,359
Veregy		Senior Secured Initial Term Loan	S+	6.00%	10.29%	11/2/2020	11/3/2027	2,410,443	2,385,690	2,398,391
Paradigm Outcomes	(k)	Senior Secured 2024 Replacement Term Loan	S+	3.25%	7.54%	4/2/2024	5/6/2031	1,988,769	1,980,196	1,992,080
Epiq	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	4.00%	8.29%	7/17/2024	4/26/2029	1,989,822	1,985,311	1,976,391
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	7.79%	12/9/2021	12/15/2028	1,940,000	1,928,830	1,938,399
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.00%	9.29%	9/16/2022	3/12/2027	1,886,180	1,854,764	1,886,180
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	10.04%	6/6/2022	6/15/2028	1,901,136	1,877,034	1,878,077
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	10.79%	12/23/2022	1/20/2028	1,832,782	1,796,822	1,832,782
Vensure		Senior Secured Initial Term Loan	S+	5.00%	9.29%	9/23/2024	9/27/2031	1,667,565	1,649,206	1,655,058
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	8.04%	3/6/2020	4/9/2027	1,720,975	1,715,531	1,637,258
Secretariat	(k)	Senior Secured Term Loan B	S+	4.00%	8.29%	2/24/2025	2/24/2032	1,500,000	1,492,500	1,492,500
Argano		Senior Secured Initial Term Loan	S+	5.75%	10.04%	9/13/2024	9/13/2029	1,492,500	1,461,805	1,485,038
Insight Global		Unitranche 2024 Refinancing Term Loan	S+	5.00%	9.29%	9/22/2021	9/22/2028	1,451,362	1,434,194	1,444,105
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.54%	1/19/2022	12/29/2028	1,430,714	1,428,561	1,406,800
Divisions Maintenance Group		Senior Secured Term B Loan	S+	4.75%	9.04%	5/21/2021	5/27/2028	1,400,788	1,396,228	1,379,776
Aprio		Senior Secured Initial Term Loan	S+	4.75%	9.04%	8/1/2024	8/1/2031	1,393,036	1,378,876	1,375,623
Heartland		Senior Secured Initial Term Loan	S+	5.25%	9.54%	12/1/2023	12/12/2029	1,195,999	1,175,728	1,182,544
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	10.54%	3/31/2023	3/30/2029	1,099,698	1,074,601	1,088,701
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	9.54%	10/20/2023	10/31/2030	989,964	977,242	987,489
Barton Associates		Unitranche Initial Term Loan	S+	6.50%	10.79%	11/18/2024	7/26/2028	994,898	985,374	987,436
Colibri	(k)	Senior Secured First Amendment Incremental Term Loan	S+	5.00%	9.29%	11/9/2023	3/12/2029	987,500	967,935	984,212
Ascend		Senior Secured Initial Term Loan	S+	4.50%	8.79%	10/22/2024	8/9/2031	741,018	737,390	741,018
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.54%	12/9/2021	3/6/2028	964,824	963,561	681,810
Geosyntec	(k)	Senior Secured Initial Term Loan	S+	3.75%	8.04%	7/24/2024	7/31/2031	498,750	496,415	499,373
Teneo	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.04%	10/18/2024	3/13/2031	497,487	496,283	499,147

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Inmar	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.00%	9.29%	10/25/2024	10/30/2031	497,500	495,000	497,968
AI Fire & Safety		Senior Secured Initial Term Loan	S+	4.50%	8.79%	12/20/2024	2/2/2032	500,000	496,818	496,250
Perficient		Senior Secured Closing Date Term Loan	S+	3.50%	7.79%	8/2/2024	10/2/2031	500,000	497,632	496,250
S&P Engineering Solutions		Senior Secured 2024 Converted Term Loan	S+	5.00%	9.29%	3/31/2023	5/2/2030	492,500	481,142	492,500
Service Logic		Senior Secured Amendment No. 8 Refinancing Term Loan	S+	3.00%	7.29%	2/8/2024	10/30/2027	493,705	493,977	490,002
HireRight	(k)	Senior Secured 2025 Replacement Term Loan (First Lien)	S+	3.25%	7.54%	3/25/2024	9/27/2030	496,237	490,869	488,298
System One		Senior Secured 2024 Refinancing Term Loan	S+	3.75%	8.04%	1/28/2021	3/2/2028	481,250	480,152	477,641
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	5.75%	10.04%	12/7/2022	12/7/2028	392,381	375,238	392,381
OSG Billing Services		Senior Secured Last-Out Term Loan	S+	6.25%	10.54%	11/30/2023	11/30/2028	312,562	312,562	310,999
Golden Source		Senior Secured Revolving Loan	S+	4.75%	9.04%	3/25/2022	5/12/2028	300,469	291,080	300,469
OSG Billing Services		Senior Secured First-Out Term Loan	S+	8.00%	12.29%	11/30/2023	5/30/2028	219,341	209,666	218,244
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	2.88%	7.16%	3/25/2022	4/9/2029	230,769	226,731	173,077
Aprio		Senior Secured Revolving Loan	S+	4.75%	9.04%	8/1/2024	8/1/2031	154,803	154,304	152,868
Kept Companies		Senior Secured Revolving Loan	S+	5.25%	9.54%	4/30/2024	4/30/2029	114,102	106,971	113,531
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	10.04%	6/6/2022	12/15/2028	79,545	75,000	78,581
VC3	(j)	Senior Secured Revolving Credit	S+	5.00%	9.29%	7/21/2022	3/12/2027	61,538	58,846	61,538
Ascend		Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	10/22/2024	8/9/2031	54,983	54,124	54,983
Vortex	(j)	Senior Secured Revolving Loan	S+	5.00%	9.29%	9/1/2023	9/4/2029	41,590	7,075	41,590
Heartland		Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	12/1/2023	12/12/2029	39,655	35,517	39,209
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	10.54%	3/31/2023	3/30/2029	30,195	28,064	29,893
AI Fire & Safety	(k)	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	12/20/2024	2/2/2032	-	(449)	-
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	5.00%	9.29%	3/31/2023	5/2/2029	—	(1,471)	—
Amplix		Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	10/19/2023	10/18/2029	—	(8,242)	—
									83,424,071	82,400,796
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	5.75%	10.04%	9/22/2021	9/30/2027	4,835,901	4,794,394	4,835,901
Minds + Assembly	(j)	Unitranche Initial Term Loan (First Lien)	S+	5.25%	9.54%	5/3/2023	5/3/2029	4,027,640	3,946,746	4,027,640
Radiology Partners	(k)	Senior Secured Term B Loan	S+	3.50%, 1.50% PIK	9.29%	6/28/2018	1/31/2029	3,771,739	3,792,114	3,645,027
OrthoNebraska	(j)	Unitranche Term Loan	S+	6.50%	10.79%	7/31/2023	7/31/2028	3,335,773	3,256,383	3,335,773
PharMedQuest	(j)	Unitranche Term A Loan	S+	5.25%	9.54%	11/6/2019	11/6/2026	3,258,398	3,258,398	3,258,398
Summit Spine	(k)	Unitranche Initial Term Loan	S+	5.00%	9.29%	3/21/2025	3/25/2031	3,280,695	3,214,647	3,223,283
InterMed	(j)	Unitranche Initial Term Loan	S+	6.50%	10.79%	12/22/2022	12/24/2029	2,970,842	2,907,251	2,924,776
RevHealth	(j)	Unitranche Initial Term Loan	S+	5.75%	10.04%	7/22/2022	7/21/2028	4,173,801	4,121,678	2,571,670
Paradigm Oral Health		Senior Secured Initial Term Loan	S+	4.75%	9.04%	9/30/2024	11/16/2028	2,470,695	2,440,594	2,470,695
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%	10.04%	5/27/2022	6/13/2029	2,474,550	2,428,798	2,148,608
TEAM Services		Senior Secured Incremental Term Loan (First Lien)	S+	5.25%	9.54%	6/28/2024	12/20/2027	1,995,000	1,962,181	1,995,000
U.S. Foot and Ankle Specialists		Senior Secured Term Loan	S+	5.50%	9.79%	4/17/2024	9/15/2026	2,006,099	1,990,181	1,991,054
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.79%	7/2/2021	7/3/2028	1,931,039	1,924,901	1,877,935
Advanced Diabetes Supply	(k)	Senior Secured First Incremental Term Loan	S+	5.00%	9.29%	7/13/2021	12/30/2027	1,811,615	1,802,383	1,811,615
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.29%	5/12/2021	5/18/2028	1,820,808	1,815,965	1,770,735
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	9.29%	3/11/2022	4/23/2029	1,790,494	1,770,559	1,768,113
Blue Cloud		Senior Secured Closing Date Term Loan	S+	5.00%	9.29%	12/13/2021	1/21/2031	1,666,698	1,645,039	1,658,364
nThrive	(k)	Senior Secured Tranche C Term Loan	S+	4.00%	8.29%	11/18/2024	12/17/2028	1,613,125	1,613,125	1,612,117

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+	4.25%	8.54%	10/24/2019	11/20/2026	1,906,953	1,905,807	1,580,387
InHealth Medical Alliance	(o)	Unitranche Initial Term Loan	S+	7.00% PIK	11.29%	6/25/2021	6/28/2028	3,594,124	3,575,671	1,545,473
ImageFirst	(k)	Senior Secured Initial Term Loan	S+	3.25%	7.54%	3/12/2025	3/12/2032	1,500,000	1,496,250	1,496,250
MedRisk	(k)	Senior Secured 2025 Term Loan (First Lien)	S+	3.25%	7.54%	4/1/2021	5/10/2028	1,474,912	1,470,135	1,473,784
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.25%	8.54%	12/18/2020	12/22/2027	1,443,750	1,434,055	1,443,750
Forefront	(k)	Senior Secured Term B-1 Loan	S+	5.50%	9.79%	12/14/2023	3/30/2029	1,485,000	1,457,809	1,398,551
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.79%	11/23/2020	12/22/2027	1,440,000	1,430,291	1,255,997
Nvision		Senior Secured 2024 Initial Term Loan	S+	5.50%	9.79%	10/31/2024	12/31/2028	1,257,541	1,225,513	1,248,109
MB2 Dental		Unitranche Initial Term Loan	S+	5.50%	9.79%	2/5/2024	2/13/2031	1,202,111	1,190,674	1,202,111
Micro Merchant Systems		Unitranche Initial Term Loan	S+	4.50%	8.79%	3/2/2022	12/14/2027	1,161,551	1,153,789	1,158,647
Solis Mammography		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.79%	4/1/2021	4/17/2028	1,045,563	1,040,658	1,042,949
Solis Mammography		Senior Secured Initial Term Loan (Second Lien)	S+	8.00%	12.29%	4/1/2021	4/16/2029	1,000,000	991,491	997,500
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.25%	7.54%	4/24/2024	4/30/2031	995,000	986,072	990,751
PharMedQuest		Unitranche Fifth Amendment Incremental Term Loan	S+	5.25%	9.54%	10/27/2023	11/6/2026	985,000	979,570	985,000
Cirtec Medical		Senior Secured U.S. Dollar Term Loan	S+	4.75%	9.04%	1/30/2023	1/30/2029	980,000	957,758	977,550
NSM	(k)	Senior Secured Amendment No. 6 Incremental Term Loan	S+	5.25%	9.54%	8/5/2024	5/14/2029	950,225	948,188	957,352
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	10.29%	6/27/2022	6/28/2029	974,593	932,890	952,664
Wedgewood		Senior Secured Initial Term Loan	S+	4.25%	8.54%	2/24/2021	3/31/2028	965,022	959,962	950,547
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%	8.54%	3/23/2022	3/30/2029	972,796	962,020	916,164
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%	10.79%	12/22/2022	12/22/2028	863,931	842,333	850,535
Solis Mammography		Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.50%	8.79%	3/23/2024	4/17/2028	796,500	794,198	794,509
Viant	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.00%	8.29%	10/16/2024	10/29/2031	553,759	551,074	554,797
MyEyeDr	(k)	Senior Secured Ninth Amendment Refinancing Term Loan (First Lien)	S+	3.50%	7.79%	4/15/2024	4/15/2031	512,004	512,004	511,899
Cirtec Medical		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.75%	9.04%	7/2/2024	1/30/2029	496,250	490,511	495,009
Performance Health	(k)	Senior Secured Term Loan	S+	3.75%	8.04%	2/28/2025	3/19/2032	500,000	495,000	495,000
TEAM Services		Senior Secured Term Loan (First Lien)	S+	5.00%	9.29%	1/25/2024	12/20/2027	493,573	491,675	493,573
nThrive	(k)	Senior Secured Tranche D Term Loan	S+	6.75%	11.04%	11/18/2024	12/17/2029	490,000	490,000	489,694
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	11.79%	4/11/2023	11/30/2028	490,000	465,983	477,750
AccentCare	(k)	Senior Secured Tranche B Term Loan	S+	4.00%	8.29%	6/15/2021	9/20/2028	481,406	481,406	422,434
nThrive	(k)	Senior Secured Tranche B Term Loan	S+	4.00%	8.29%	11/18/2024	12/17/2028	413,339	413,339	413,081
TEAM Services		Senior Secured Term Loan (Second Lien)	S+	9.00%	13.29%	1/5/2024	12/18/2028	410,000	407,950	410,000
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.75%	9.04%	3/22/2021	2/6/2026	377,041	377,134	371,385
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.75%	9.04%	2/27/2017	2/6/2026	321,058	321,058	316,242
UDG	(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	8.54%	8/6/2021	8/19/2028	315,938	314,477	311,198
Western Dental		Senior Secured Second-Out Term Loan (Tranche B)	S+	1.00%, 6.25% PIK	11.54%	6/14/2024	8/18/2028	521,607	418,853	260,803
Nvision		Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.79%	10/30/2024	12/31/2028	242,700	239,251	240,880
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%	10.04%	7/22/2022	7/21/2028	256,849	256,849	158,257
Midwest Eye Services		Senior Secured Initial Term Loan	S+	4.50%	8.79%	12/31/2024	8/20/2027	157,333	142,044	156,547
nThrive	(k)	Senior Secured Tranche A Term Loan	S+	5.25%	9.54%	11/20/2024	12/17/2028	117,391	116,214	117,318
AccentCare		Senior Secured Tranche A Term Loan	S+	5.50%	9.79%	2/5/2024	6/20/2028	119,820	116,006	115,926
Western Dental		Senior Secured First-Out Term Loan (Tranche A-1)	S+	6.50%	10.79%	6/18/2024	5/18/2028	93,032	88,346	93,032
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.04%	3/11/2022	4/21/2028	67,003	63,636	66,166
Summit Spine	(k)	Senior Secured Revolving Loan	S+	5.00%	9.29%	3/21/2025	3/25/2031	29,609	20,973	29,091
EyeSouth Partners		Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.79%	11/15/2024	10/5/2029	25,300	25,056	25,047
Nvision		Senior Secured 2024 Revolving Credit	S+	5.50%	9.79%	10/31/2024	12/31/2028	11,734	11,734	11,646
Blue Cloud		Senior Secured Revolving Loan	S+	5.00%	9.29%	12/13/2021	1/21/2031	-	(1,136)	-
Midwest Eye Services		Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.79%	12/31/2024	8/20/2027	-	(3,220)	-
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%	10.79%	7/31/2023	7/31/2028	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan (First Lien)	S+	5.25%	9.54%	5/3/2023	5/3/2029	—	(18,789)	—
									82,694,175	78,182,059

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.25%	9.54%	6/13/2022	6/30/2028	$4,975,495	$4,900,123	$4,975,495
Cerity Partners		Unitranche Initial Term Loan	S+	5.25%	9.54%	7/28/2022	7/28/2029	4,543,011	4,492,167	4,543,011
Alera		Unitranche 2022 Incremental Term Loan	S+	5.25%	9.54%	8/31/2022	10/2/2028	3,907,833	3,853,830	3,898,064
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	7/22/2021	7/31/2028	3,870,000	3,857,914	3,588,622
Prime Pensions	(j)	Unitranche Initial Term Loan	S+	5.25%	9.54%	2/20/2024	2/26/2030	2,686,438	2,615,505	2,686,438
EPIC Insurance		Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.79%	8/27/2021	9/29/2028	2,129,150	2,108,118	2,107,858
Beta+		Senior Secured Initial Term Loan	S+	5.75%	10.04%	6/24/2022	7/2/2029	1,950,000	1,864,388	1,901,250
OneDigital	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	3.00%	7.29%	6/13/2024	7/2/2031	1,490,616	1,483,489	1,482,879
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.50%	8.79%	3/29/2022	6/1/2028	1,480,433	1,471,344	1,480,433
Orion	(k)	Senior Secured 2024 Refinancing Term Loan	S+	3.75%	8.04%	8/4/2020	9/24/2030	1,436,661	1,430,294	1,438,242
Steward Partners		Senior Secured Closing Date Term B Loan	S+	4.75%	9.04%	12/8/2023	10/14/2028	1,349,287	1,326,211	1,345,913
SIAA	(j)	Unitranche Initial Term Loan	S+	6.25%	10.54%	4/21/2021	4/30/2030	1,137,253	1,126,118	1,137,253
Osaic	(k)	Senior Secured Term B-4 Loan	S+	3.50%	7.79%	8/16/2023	8/17/2028	1,003,572	996,364	997,395
LERETA		Senior Secured Initial Term Loan	S+	5.25%	9.54%	7/27/2021	7/30/2028	965,000	959,556	926,400
Cherry Bekaert		Unitranche Amendment No. 1 Term Loan	S+	5.25%	9.54%	10/11/2023	6/30/2028	717,285	706,310	717,285
Confluence		Senior Secured Term Loan (Priority)	S+	5.00%	9.29%	2/14/2025	7/30/2028	377,264	377,264	349,834
Cerity Partners		Senior Secured Initial Revolving Loan	S+	5.25%	9.54%	7/28/2022	7/28/2028	165,771	165,771	165,771
Beta+		Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	6/24/2022	7/1/2027	163,010	156,794	158,935
SIAA		Unitranche Seventh Amendment Incremental Term Loan	S+	4.75%	9.04%	3/24/2025	4/30/2030	140,045	135,801	140,045
EPIC Insurance		Senior Secured Refinancing Revolving Loan	S+	4.50%	8.79%	8/27/2021	9/29/2028	71,217	70,948	70,505
Steward Partners		Senior Secured Revolving Loan	S+	4.75%	9.04%	12/20/2023	10/14/2028	—	(5,389)	—
Prime Pensions	(j)	Senior Secured Revolving Credit	S+	5.25%	9.54%	2/20/2024	2/26/2030	—	(7,619)	—
									34,085,301	34,111,628
Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	10.04%	3/25/2022	3/31/2028	3,890,000	3,845,558	3,860,825
Plaskolite	(k)	Senior Secured 2021-1 Refinancing Term Loan (First Lien)	S+	4.00%	8.29%	12/12/2018	12/15/2025	3,753,600	3,744,938	3,677,195
Flow Control Group	(k)	Senior Secured Amendment No. 11 Term Loan (First Lien)	S+	3.25%	7.54%	3/17/2021	3/31/2028	3,607,578	3,601,713	3,586,149
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.25%	0.00%	6/15/2022	8/12/2029	2,902,750	2,936,610	2,888,236
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%	10.29%	9/30/2022	7/29/2029	2,280,833	2,237,254	2,206,706
Shaw		Senior Secured Initial Senior Term Facility	S+	6.00%	10.29%	9/30/2023	10/30/2029	1,769,362	1,739,615	1,747,245
Radwell		Unitranche Initial Term Loan	S+	5.50%	9.79%	3/11/2022	4/1/2029	1,623,974	1,608,297	1,611,794
Trystar		Senior Secured Initial Term Loan	S+	4.50%	8.79%	7/31/2024	8/6/2031	997,500	986,513	990,019
Air Control Concepts	(k)	Senior Secured Closing Date Term Loan	S+	2.75%	7.04%	7/16/2024	7/23/2031	999,773	997,654	987,276
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	11.29%	3/31/2023	3/31/2030	945,910	924,416	929,357
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	10.29%	5/26/2022	5/31/2029	975,000	923,990	858,000
Associated Springs		Senior Secured Initial Term Loan	S+	5.75%	10.04%	3/7/2024	4/4/2030	711,559	696,594	711,559
Ohio Transmission		Unitranche Initial Term Loan	S+	5.50%	9.79%	12/12/2023	12/19/2030	548,417	537,747	542,933
TriMark		Senior Secured Initial Tranche B Loan	S+	2.00%, 3.25% PIK	9.54%	1/16/2024	6/30/2029	678,528	678,528	541,975

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
nVent	(k)	Senior Secured Initial Term Loan	S+	3.50%	7.79%	9/30/2024	1/30/2032	500,000	497,500	500,520
Circor	(k)	Senior Secured Initial Term Loan	S+	3.50%	7.79%	10/9/2024	10/17/2031	500,000	498,791	497,293
Associated Springs		Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.75%	10.04%	11/25/2024	4/4/2030	496,875	486,875	496,875
AGCO G&P		Senior Secured Initial Term Loan	S+	5.00%	9.29%	10/8/2024	10/31/2031	500,000	495,157	496,250
Chromalloy	(k)	Senior Secured Term Loan	S+	3.75%	8.04%	3/22/2024	3/27/2031	496,250	491,810	495,322
Trystar		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.50%	8.79%	9/5/2024	8/6/2031	498,750	493,191	495,009
Bad Boy Mowers	(k)	Senior Secured Initial Term Loan (First Lien)	S+	6.00%	10.29%	11/29/2023	11/9/2029	493,750	483,578	493,750
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.75%	8.04%	3/5/2020	5/19/2028	476,420	476,420	477,278
Infinite Electronics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	2/24/2021	3/2/2028	481,419	480,877	456,448
Pegasus		Senior Secured Initial Term Loan	S+	4.75%	9.04%	1/24/2024	1/19/2031	384,246	377,592	383,286
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	10.29%	8/11/2022	7/29/2028	215,191	204,786	208,197
Ohio Transmission		Senior Secured Initial Revolving Loan	S+	5.50%	9.79%	12/19/2023	12/19/2029	24,267	23,573	24,024
Radwell		Senior Secured Revolving Loan	S+	5.50%	9.79%	3/11/2022	4/1/2029	21,333	20,133	21,173
Associated Springs		Senior Secured Revolving Loan	S+	5.75%	10.04%	3/7/2024	4/4/2030	—	(1,888)	—
Trystar		Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	7/31/2024	8/6/2031	—	(2,727)	—
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	3/25/2022	3/31/2028	—	(2,954)	—
									30,482,141	30,184,694
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	5.00%	9.29%	11/1/2022	11/1/2029	4,304,299	4,214,106	4,304,299
Smart Start	(k)	Senior Secured 2025 Refinancing Term B Loan (First Lien)	S+	4.25%	8.54%	12/10/2021	12/16/2028	2,940,000	2,932,682	2,936,325
Apex Service Partners		Unitranche 2024 Term Loan	S+	5.00%	9.29%	10/16/2023	10/24/2030	2,499,394	2,475,723	2,486,897
A Place For Mom		Senior Secured Term Loan	S+	4.50%	8.79%	7/28/2017	2/10/2026	2,146,015	2,146,048	2,140,650
Rover		Senior Secured Initial Term Loan	S+	4.75%	9.04%	2/16/2024	2/27/2031	1,988,731	1,964,029	1,988,731
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	12.04%	12/10/2021	12/16/2029	2,000,000	1,977,239	1,985,000
Taxwell		Senior Secured Initial Term Loan	S+	4.25%	8.54%	6/17/2024	6/26/2031	1,989,927	1,971,644	1,975,003
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.54%	12/10/2021	12/15/2028	1,458,750	1,450,224	1,447,809
United Air Temp	(j)	Unitranche Initial Term Loan	S+	5.50%	9.79%	2/14/2024	3/28/2030	1,115,828	1,084,081	1,066,798
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	5.25%	9.54%	10/25/2023	1/9/2029	1,039,116	1,023,761	1,027,426
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	8/19/2021	8/31/2028	967,500	961,412	957,825
Spring Education	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.29%	10/5/2023	10/4/2030	938,125	938,125	938,209
Crash Champions	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.04%	2/7/2024	2/23/2029	992,500	990,452	897,175
Ned Stevens 2022-2		Unitranche 2023 Incremental Delayed Draw Term Loan	S+	5.00%	9.29%	1/18/2024	11/1/2029	732,826	730,363	732,826
Aegis Sciences		Senior Secured Initial Term Loan (2018) (First Lien)	S+	5.50%	9.79%	5/4/2018	5/9/2025	564,208	564,091	541,640
All My Sons		Senior Secured Closing Date Term Loan (First Lien)	S+	5.00%	9.29%	6/4/2024	10/25/2028	494,559	488,062	488,377
United Air Temp		Senior Secured Revolving Loan	S+	5.50%	9.79%	2/14/2024	3/28/2030	210,799	210,799	201,536
Apex Service Partners		Senior Secured 2024 Revolving Credit Loan	S+	5.00%	9.29%	10/16/2023	10/24/2029	123,723	122,261	123,104
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	5.00%	9.29%	11/1/2022	11/1/2028	84,617	74,463	84,617
Rover		Senior Secured Revolving Loan	S+	4.75%	9.04%	2/16/2024	2/27/2031	—	(2,250)	—
									26,317,315	26,324,247

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
High Tech Industries
Planview	(k)	Senior Secured 2024-B Incremental Term Loan (First Lien)	S+	3.50%	7.79%	12/11/2020	12/17/2027	3,053,200	3,039,165	3,026,485
Ivanti Software		Senior Secured 2021 Specified Refinancing Term Loan (First Lien)	S+	4.25%	8.54%	11/20/2020	12/1/2027	2,895,450	2,874,315	2,454,350
Idera	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	3.50%	7.79%	6/27/2017	3/2/2028	2,521,337	2,521,472	2,343,659
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%	8.29%	3/19/2021	4/24/2028	2,412,500	2,405,876	2,333,008
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%	11.29%	5/17/2022	8/15/2030	2,000,000	1,952,409	1,920,000
Intermedia		Unitranche 2024 Refinancing Term Loan (First Lien)	S+	5.25%	9.54%	4/4/2024	4/4/2029	1,895,000	1,895,000	1,895,000
HelpSystems	(k)	Senior Secured Term Loan	S+	4.00%	8.29%	12/19/2019	11/19/2026	1,924,155	1,921,615	1,766,374
Xplor Technologies		Senior Secured First Amendment Refinancing Term Loan	S+	3.50%	7.79%	6/14/2024	6/24/2031	1,492,500	1,485,647	1,492,500
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	9.54%	12/16/2021	12/21/2028	1,455,000	1,446,411	1,440,450
ORBCOMM	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	8.54%	6/17/2021	9/1/2028	1,462,423	1,418,101	1,277,178
SmartBear	(k)	Senior Secured 2024 Term Loan	S+	4.00%	8.29%	11/20/2020	3/3/2028	967,500	962,799	965,081
Options IT		Senior Secured Initial Term Loan	S+	4.50%	8.79%	9/20/2024	9/30/2031	741,731	729,479	738,022
Aptean		Unitranche Initial Term Loan	S+	5.25%	9.54%	1/1/2024	1/30/2031	572,219	567,321	569,358
Qlik	(k)	Senior Secured Add-on Cov-Lite TLB	S+	3.25%	7.54%	12/31/2024	10/26/2030	500,000	498,750	498,750
LightBox		Senior Secured Initial Term Loan	S+	5.50%	9.79%	1/10/2025	1/13/2030	500,000	492,500	496,250
Inhabit		Senior Secured Initial Term Loan	S+	4.50%	8.79%	12/10/2024	1/12/2032	500,000	497,199	496,250
NCR Voyix	(k)	Senior Secured Term Loan	S+	3.00%	7.29%	9/24/2024	9/30/2031	498,750	496,391	495,633
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	8/10/2021	10/8/2028	485,000	482,310	479,316
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.79%	5/17/2022	8/15/2029	488,750	478,779	425,457
insightsoftware		Unitranche Initial Term Loan	S+	5.25%	9.54%	7/16/2024	5/25/2028	368,825	367,542	365,137
Options IT		Senior Secured Revolving Loan	S+	4.50%	8.79%	9/20/2024	3/31/2031	24,124	22,784	24,004
Inhabit		Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	12/10/2024	1/12/2032	-	(439)	-
LightBox		Senior Secured Revolving Loan	S+	5.50%	9.79%	1/10/2025	1/13/2030	-	(494)	-
insightsoftware		Senior Secured Revolving Loan	S+	5.25%	9.54%	3/26/2024	5/25/2028	-	(655)	-
									26,554,277	25,502,262
Containers, Packaging & Glass
Brook & Whittle	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.29%	12/9/2021	12/14/2028	$3,060,165	$3,044,832	$2,562,460
Anchor Packaging	(k)	Senior Secured Amendment No.5 Term Loan (First Lien)	S+	3.25%	7.54%	7/17/2019	7/18/2029	2,440,042	2,432,391	2,441,567
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	8.54%	12/15/2021	12/16/2028	2,005,378	1,992,732	1,995,351
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	7.54%	1/29/2021	3/3/2028	1,769,040	1,764,583	1,755,613
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	8.54%	7/2/2021	7/7/2028	1,818,655	1,813,751	1,651,939
Tekni-Plex	(k)	Senior Secured Tranche B-7 Initial Term Loan	S+	3.75%	8.04%	3/27/2024	9/15/2028	1,606,021	1,604,290	1,554,829
Technimark	(k)	Senior Secured 2024-1 Refinancing Term Loan (First Lien)	S+	3.25%	7.54%	6/30/2021	4/14/2031	1,447,828	1,444,078	1,442,398
Intertape Polymer	(k)(m)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.04%	6/15/2022	6/28/2028	1,371,593	1,332,472	1,299,585
Balcan	(n)	Senior Secured Initial Term B Loan (First Lien)	S+	4.75%	9.04%	10/10/2024	10/18/2031	1,000,000	980,633	992,500
Transcendia		Unitranche Term Loan (2024)	S+	6.50%	10.79%	5/23/2024	11/23/2029	995,000	977,589	990,025
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.54%	4/27/2022	5/5/2029	986,221	975,358	973,893
Lacerta		Senior Secured Term Loan	S+	5.50%	9.79%	2/8/2021	12/30/2026	957,500	953,594	926,381
Applied Adhesives	(k)	Senior Secured Term A Loan	S+	4.50%	8.79%	3/12/2021	3/12/2027	607,444	605,025	607,444
SupplyOne	(k)	Senior Secured Term B Loan	S+	3.75%	8.04%	3/27/2024	4/19/2031	495,000	490,595	496,391
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	10.54%	7/18/2023	7/19/2029	493,750	480,407	480,172
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	9.54%	11/29/2021	12/1/2027	437,500	435,025	420,000
Applied Adhesives	(k)	Senior Secured Revolving Loan	S+	4.50%	8.79%	3/12/2021	3/12/2027	—	(616)	—
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	10.54%	7/18/2023	7/19/2028	—	(3,233)	—
									21,323,506	20,590,548

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Beverage, Food & Tobacco
Beverage, Food & Tobacco
Dessert Holdings	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.29%	6/7/2021	6/9/2028	2,916,184	2,880,599	2,853,297
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	11.54%	12/13/2021	12/14/2029	2,500,000	2,483,852	2,475,000
Purfoods		Senior Secured 2024 Term Loan	S+	5.25%	9.54%	6/24/2024	8/12/2027	2,000,000	1,984,554	1,995,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.29%	12/13/2021	12/14/2028	1,940,000	1,927,298	1,918,175
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.50%	8.79%	4/7/2022	5/18/2029	1,806,071	1,783,266	1,806,071
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	8.29%	8/13/2021	8/28/2028	967,500	962,073	955,406
Hissho Sushi		Unitranche Amendment No. 1 Incremental Term Loan	S+	4.50%	8.79%	8/7/2024	5/18/2029	521,190	515,580	521,190
Golden State Foods	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.54%	10/7/2024	12/4/2031	497,512	493,872	499,741
MBC Companies		Senior Secured Second Amendment Term B Loan	S+	4.75%	9.04%	1/6/2025	7/9/2029	498,750	493,750	495,009
Rise Baking		Senior Secured Senior Secured Term Loan B	S+	5.00%	9.29%	10/24/2024	11/4/2031	498,750	491,484	495,009
Trilliant 2024		Senior Secured 2024 Refinancing Term Loan	S+	6.50%	10.79%	11/20/2024	11/30/2029	496,875	487,304	490,664
Hometown Food		Senior Secured First Amendment Term A Loan	S+	3.50%	7.79%	11/7/2024	8/16/2028	477,273	474,932	476,080
Hometown Food		Senior Secured First Amendment Term B-1 Loan	S+	4.50%	8.79%	11/7/2024	8/16/2029	477,273	473,725	476,080
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	4/7/2022	5/18/2029	-	(667)	-
									15,451,622	15,456,722
Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.54%	8/6/2021	8/19/2028	3,388,767	3,368,058	3,278,633
Kenco		Senior Secured Initial Term Loan	S+	4.75%	9.04%	6/5/2024	11/15/2029	2,599,333	2,589,912	2,592,835
Capstone Logistics		Senior Secured 2024 Term Loan (First Lien)	S+	4.50%	8.79%	11/12/2020	11/13/2029	2,053,263	2,044,055	2,037,864
AIT Worldwide Logistics	(k)	Senior Secured Fifth Amendment Extended Term Loan (First Lien)	S+	4.00%	8.29%	11/7/2024	4/8/2030	1,935,150	1,932,252	1,936,156
Worldwide Express	(k)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	4.00%	8.29%	11/8/2024	7/26/2028	1,451,250	1,451,250	1,434,807
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	9.54%	4/14/2022	12/15/2028	1,190,000	1,182,814	1,142,400
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	9.79%	3/11/2022	12/29/2028	951,342	939,444	934,693
St. George Logistics		Senior Secured Second-Out Closing Date Purchased Term Loan	S+	1.00%, 6.50% PIK	11.79%	10/3/2024	10/3/2029	901,686	901,686	901,686
St. George Logistics		Senior Secured Third-Out Closing Date Purchased Term Loan	S+	1.00%, 6.00% PIK	11.29%	10/3/2024	10/3/2029	449,904	449,904	251,946
Kenco		Senior Secured Revolving Credit Loan	S+	4.75%	9.04%	6/5/2024	11/15/2029	136,976	134,693	136,633
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	4/14/2022	12/17/2027	44,444	43,556	42,667
									15,037,624	14,690,320
Construction & Building
PlayPower		Unitranche Initial Term Loan	S+	5.00%	9.29%	8/26/2024	8/28/2030	2,487,500	2,452,738	2,487,500
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+	4.75%	9.04%	12/22/2022	12/22/2028	2,234,768	2,185,499	2,234,768
Cook & Boardman		Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	10.29%	5/29/2024	3/4/2030	1,846,182	1,828,742	1,836,951
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	9.04%	10/2/2019	11/30/2027	1,736,080	1,732,500	1,666,637
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+	4.50%	8.79%	3/16/2022	12/21/2027	971,523	966,076	966,665
Dodge Construction Network		Senior Secured Tranche B Term Loan (First Lien)	S+	4.75%	9.04%	11/14/2024	2/28/2029	608,039	608,039	604,999
Electric Power Engineers		Senior Secured Term Loan	S+	4.50%	8.79%	11/27/2024	12/15/2031	500,000	494,007	496,250
DynaGrid		Senior Secured Initial Term Loan	S+	4.75%	9.04%	1/7/2025	2/13/2032	500,000	490,000	496,250
Playcore	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	2/14/2024	2/20/2030	495,009	488,644	495,938
Terra Millennium		Senior Secured Initial Term Loan	S+	5.00%	9.29%	10/25/2024	11/1/2030	498,750	493,499	495,009
Dodge Construction Network		Senior Secured Tranche A New Money Term Loan (First Lien)	S+	6.25%	10.54%	11/14/2024	1/31/2029	438,462	434,279	436,270
DynaGrid		Senior Secured Revolving Credit Facility	S+	4.75%	9.04%	1/7/2025	1/7/2031	25,862	25,323	25,668
Electric Power Engineers		Senior Secured Revolving Loan	S+	4.50%	8.79%	11/27/2024	12/15/2031	-	(968)	-
PlayPower		Senior Secured Revolving Loan	S+	5.00%	9.29%	8/26/2024	8/28/2030	-	(5,768)	-
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+	4.75%	9.04%	12/22/2022	12/22/2028	—	(8,264)	—
									12,184,346	12,242,905

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	5.25%	9.54%	5/26/2023	5/28/2029	4,200,830	4,106,104	4,200,830
Highline	(k)	Senior Secured 2025-1 Term Loan (First Lien)	S+	3.50%	7.79%	2/13/2025	2/19/2030	1,995,000	1,990,000	1,990,013
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.79%	7/26/2021	7/28/2028	1,929,681	1,927,040	1,889,881
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	9.54%	6/30/2022	7/25/2029	2,073,445	1,935,060	1,851,846
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.50%	7.79%	1/20/2021	1/31/2028	1,440,000	1,440,000	1,379,002
Engine & Transmission Exchange	(j)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	5.25%	9.54%	3/21/2025	5/28/2029	342,052	337,777	342,052
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	5.25%	9.54%	5/26/2023	5/28/2029	119,718	104,326	119,718
									11,840,307	11,773,342
Aerospace & Defense
Electro Methods		Senior Secured Initial Term Loans	S+	4.75%	9.04%	2/6/2025	2/23/2032	3,000,000	2,955,000	2,977,500
HDT Global		Senior Secured Initial Term Loan	S+	1.00%, 5.50% PIK	10.79%	6/30/2021	1/7/2028	3,326,705	3,276,910	2,328,694
Whitcraft		Senior Secured Initial Term Loan	S+	6.50%	10.79%	3/31/2023	2/15/2029	1,960,000	1,903,567	1,945,300
SMX	(k)	Senior Secured Term Loan	S+	4.50%	8.79%	2/6/2025	2/6/2032	1,000,000	990,000	1,000,000
Novaria Group		Senior Secured Initial Term Loan	S+	3.50%	7.79%	6/4/2024	6/6/2031	995,006	990,495	990,031
API Technologies		Senior Secured Term B-2 Loan (First Lien)	S+	1.00%, 6.00% PIK	11.29%	1/15/2020	5/9/2027	1,075,584	1,069,026	914,246
BlueHalo		Unitranche Initial Term Loan	S+	6.00%	10.29%	11/17/2021	10/31/2025	483,330	481,752	479,705
Whitcraft		Senior Secured Revolving Loan	S+	6.50%	10.79%	3/31/2023	2/15/2029	178,214	167,500	176,878
BlueHalo		Senior Secured Revolving Loan	S+	6.00%	10.29%	11/17/2021	10/31/2025	87,593	86,104	86,936
API Technologies		Senior Secured Term B-1 Loan (First Lien)	S+	1.00%, 6.00% PIK	11.29%	11/3/2023	3/25/2027	94,780	93,819	80,563
Electro Methods		Senior Secured Revolving Credit Facility	S+	4.75%	9.04%	2/6/2025	2/23/2032	—	(12,191)	—
									12,001,982	10,979,853
Environmental Industries
Alliance Environmental Group	(j)	Unitranche Initial Term Loan	S+	6.00%	10.29%	12/30/2021	12/30/2027	4,591,556	4,547,260	3,277,140
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+	4.25%	8.54%	3/18/2021	3/27/2028	1,925,000	1,914,502	1,848,000
Crystal Clean	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.29%	10/5/2023	10/17/2030	1,482,487	1,461,489	1,485,275
Miller Environmental		Senior Secured Initial Term Loan	S+	4.75%	9.04%	9/4/2024	9/10/2031	1,417,500	1,389,186	1,410,413
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	5.25%	9.54%	11/5/2021	10/29/2027	483,750	481,304	474,075
Denali Water Solutions		Senior Secured Amendment No. 3 Term Loan	S+	4.63%	8.91%	5/5/2022	3/27/2028	459,223	449,997	440,854
Alliance Environmental Group	(j)	Senior Secured Revolving Loan	S+	6.00%	10.29%	12/30/2021	12/30/2027	331,126	324,503	236,335
Keter Environmental Services		Senior Secured Revolving Loan	S+	5.25%	9.54%	11/5/2021	10/29/2027	24,548	23,773	24,057
Miller Environmental		Senior Secured Revolving Loan (USD)	S+	4.75%	9.04%	9/4/2024	9/10/2031	—	(6,014)	—
									10,586,000	9,196,149
Chemicals, Plastics & Rubber
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	10.04%	12/18/2020	12/22/2027	2,895,619	2,860,300	2,750,838
Shrieve		Unitranche Initial Term Loan	S+	6.00%	10.29%	9/23/2024	10/30/2030	2,493,750	2,441,976	2,481,281
USALCO	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.29%	9/17/2024	9/30/2031	997,500	992,833	998,981
Boyd Group	(k)	Senior Secured 2024 Term Loan (First Lien)	S+	4.25%	8.54%	7/19/2024	7/29/2029	995,000	981,372	993,547
Americhem		Senior Secured Initial Term Loan	S+	4.75%	9.04%	2/5/2025	2/28/2032	500,000	494,357	496,250
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	8.54%	12/3/2021	6/30/2028	482,422	477,736	458,301
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	12/18/2020	12/22/2027	355,722	345,592	337,936
Polytek	(o)	Senior Secured Term Loan	S+	8.25% PIK	12.54%	12/23/2020	8/31/2026	482,675	482,675	323,392
Mold-Rite		Senior Secured New Money Tranche A-1 Term Loan	S+	5.25%	9.54%	6/11/2024	10/4/2028	136,841	129,680	136,841
Shrieve		Senior Secured Revolving Credit	S+	6.00%	10.29%	9/23/2024	10/30/2030	36,558	36,558	36,375
Americhem		Senior Secured Revolving Loan	S+	4.75%	9.04%	2/5/2025	2/28/2032	-	(909)	-
									9,242,170	9,013,742
Wholesale
GME Supply		Unitranche Initial Term Loan	S+	6.25%	10.54%	7/5/2023	7/6/2029	3,746,903	3,680,625	3,746,903
Carlisle Foodservice		Senior Secured Initial Term Loan	S+	5.00%	9.29%	9/29/2023	10/2/2030	1,089,038	1,067,523	1,083,593
GME Supply		Senior Secured Revolving Loan	S+	6.25%	10.54%	7/5/2023	7/6/2029	88,013	74,183	88,013
Carlisle Foodservice		Senior Secured Revolving Loan	S+	5.00%	9.29%	9/29/2023	10/2/2029	—	(3,223)	—
									4,819,108	4,918,509

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	6.50%	10.79%	11/21/2023	11/21/2029	$4,455,000	$4,381,682	$4,410,450
Augusta Sportswear		Senior Secured Revolving Credit Loan	S+	6.50%	10.79%	11/21/2023	11/21/2028	—	(5,565)	—
									4,376,117	4,410,450
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	6.25%	10.54%	5/23/2022	9/17/2029	1,791,111	1,763,022	1,791,111
MediaRadar		Unitranche 2023 Incremental Term Loan	S+	6.25%	10.54%	10/31/2023	9/17/2029	945,185	925,765	945,185
MediaRadar	(j)	Senior Secured Revolving Loan	S+	6.25%	10.54%	9/16/2022	9/17/2029	92,968	82,800	92,968
									2,771,587	2,829,264
Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	8.79%	8/16/2019	9/30/2026	1,646,443	1,646,443	1,638,210
									1,646,443	1,638,210
Retail
Varsity Brands	(k)	Senior Secured 2025 Replacement Term Loan	S+	3.50%	7.79%	7/26/2024	8/26/2031	1,000,000	995,326	982,190
StubHub	(k)	Senior Secured Extended USD Term B Loan	S+	4.75%	9.04%	1/31/2020	3/15/2030	469,294	465,130	468,121
									1,460,456	1,450,311
Media: Diversified & Production
Cast & Crew	(k)	Senior Secured Incremental Facility No. 2 Incremental Term Loan (First Lien)	S+	3.75%	8.04%	4/30/2024	12/30/2028	989,767	984,767	955,883
Spectrum Science		Senior Secured 2024 Incremental Term Loan	S+	5.00%, 2.75% PIK	12.04%	1/17/2024	2/1/2029	505,631	491,821	485,406
									1,476,588	1,441,289
Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	11.79%	10/19/2016	4/21/2025	873,707	868,972	786,336
Encore		Senior Secured Initial Term Loan	S+	5.00%	9.29%	11/18/2024	12/5/2031	500,000	490,295	496,250
Encore		Senior Secured Revolving Loan	S+	5.00%	9.29%	11/18/2024	12/5/2029	4,377	3,283	4,344
									1,362,550	1,286,930
Utilities: Electric
Power Grid Components		Senior Secured Initial Term Loan	S+	4.75%	9.04%	7/24/2024	12/2/2030	994,981	994,981	992,494
									994,981	992,494
Energy: Electricity
Franklin Energy	(k)	Senior Secured Term B Loan (First Lien)	S+	4.00%	8.29%	8/14/2019	8/14/2026	945,000	944,394	928,170
									944,394	928,170
Energy: Oil & Gas
AmSpec		Senior Secured Closing Date Term Loan	S+	4.25%	8.54%	12/12/2024	12/22/2031	500,000	497,534	497,500
									497,534	497,500
	Total Bank Loans								$411,574,595	$401,042,394

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (1.7%) (g) (h) (Continued):
Services: Business
Vortex	(j) (o) (p)	LP Common Units				9/1/2023		190	$189,759	$462,988
InnovateMR	(j) (o) (q)	Class A Units				12/16/2021		387	387,311	405,910
Industrial Services Group	(j) (o) (r)	Class A Units				12/7/2022		238	238,095	383,010
Amplix	(j) (o) (s)	Class A-2 Units				10/19/2023		23,810	238,095	278,353
Golden Source	(j) (o) (t)	Class A Units				3/25/2022		117,371	117,371	251,182
AI Fire & Safety	(j) (o) (u)	Class A Units				12/20/2024		245,902	245,902	245,902
Heartland	(o) (v)	Co-Invest Units				12/12/2023		889	88,889	76,236
VC3	(j) (o) (w)	Class A Units				9/16/2022		16,958	70,778	54,354
Liberty Group	(j) (o) (x)	Series A-Preferred Units				6/6/2022		113,636	113,636	42,049
Industrial Services Group	(j) (o) (y)	Class A-1 Units				3/10/2025		7	9,942	9,941
OSG Billing Services	(o) (z)	Class A Units				11/30/2023		27,208	—	—
									1,699,778	2,209,925
Healthcare & Pharmaceuticals
OrthoNebraska	(j) (o) (aa)	Class A Units				7/31/2023		24,245	242,452	325,593
Minds + Assembly	(j) (o) (ab)	Class A Units				5/3/2023		217	217,391	325,571
Summit Spine	(o) (ac)	Class A Units				3/21/2025		2,388	238,847	238,847
Ivy Rehab	(o) (ad)	Class A Units				3/11/2022		100	100,000	110,943
InterMed	(j) (o) (ae)	Class A Units				12/22/2022		2,484	248,380	95,400
RevHealth	(j) (o) (af)	Class A-1 Units				7/22/2022		20,548	205,479	—
									1,252,549	1,096,354
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (ag)	Class A Units				6/30/2022		129,870	129,870	342,233
American Beacon Advisors	(o) (ah)	Common Units				12/29/2023		16,071	-	273,207
Prime Pensions	(j) (o) (ai)	LP Interest				2/20/2024		238,095	238,095	220,022
Beta+	(o) (aj)	Class A-2 Common Stock				9/15/2023		2,470	24,700	15,084
									392,665	850,546
High Tech Industries
PracticeTek	(j) (o) (ak)	Class A Units				11/22/2021		616,814	649,236	774,690
									649,236	774,690
Construction & Building
A1 Garage Door Service	(j) (o) (al)	Class A Common Units				12/22/2022		273	272,727	569,595
DynaGrid	(j) (o) (am)	Class A-2 Units				1/7/2025		59,524	59,524	59,524
									332,251	629,119
Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (an)	Class A Units				4/7/2022		25,000	200,046	511,060
									200,046	511,060

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of March 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Services: Consumer
Ned Stevens 2022-2	(j) (o) (ao)	Class B Common Units				11/1/2022		279	278,990	324,357
United Air Temp	(j) (o) (ap)	Class A Units				2/14/2024		110,947	110,947	55,270
									389,937	379,627
Automotive
Engine & Transmission Exchange	(j) (o) (aq)	Class A-1 Units				5/26/2023		211,268	211,268	215,073
									211,268	215,073
Wholesale
GME Supply	(j) (o) (ar)	Class A Units				6/30/2023		272	272,422	147,612
									272,422	147,612
Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (as)	Class A-1 Units				9/16/2022		147,000	147,000	133,804
									147,000	133,804
Consumer Goods: Durable
Careismatic	(o) (at)	Class A Units				6/13/2024		3,522	209,625	126,279
									209,625	126,279
Chemicals, Plastics & Rubber
Vertellus	(o) (au)	Series A Units				12/22/2020		1,651	165,138	116,526
									165,138	116,526
Environmental Industries
Alliance Environmental Group	(j) (o) (av)	A-1 Preferred Units				9/30/2019		331	331,126	-
									331,126	-
	Total Equity and Preferred Shares								$6,253,041	$7,190,615
Total Portfolio Investments (aw)									$417,827,636	$408,233,009

(^) The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).

(a) All companies are located in the United States of America, unless otherwise noted.

(b) Interest rate percentages represent actual interest rates as of March 31, 2025, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(j) Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with the Company in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.

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

The accompanying notes are an integral part of these financial statements.

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

(u) Represents an investment in Firebird Co-Invest L.P., a holding company for the investment in AI Fire & Safety.

(v) Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.

(w) Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(x) Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(y) Represents an investment in ISG Parent LLC, a holding company for the investment in Industrial Services Group.

(z) Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.

(aa) Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ab) Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ac) Represents an investment in Summit Parent Holdings, LLC, a holding company for the investment in Summit Spine.

(ad) Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ae) Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(af) Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ag) Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ah) Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.

(ai) Represents an investment in Prime Co-Invest, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aj) Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.

(ak) Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(al) Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(am) Represents an investment in DynaGrid Holdings LLC, a holding company for the investment in DynaGrid.

(an) Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ao) Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ap) Represents an investment in LJ Flex, LP, a holding company, made through an affiliated equity aggregator vehicle.

(aq) Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ar) Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(as) Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(at) Represents an investment in Reorganized Careismatic Brands Parent, LLC., a holding company for the investment in Reorganized Careismatic Brands.

(au) Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(av) Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aw) At March 31, 2025, the cost of investments for income tax purposes was $417,558,471, the gross unrealized depreciation for federal tax purposes was $14,314,916, the gross unrealized appreciation for federal income tax purposes was $4,989,454, and the net unrealized depreciation was $9,325,462.

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

(j) Three of our affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with the Company in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.

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

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

30Audax Credit BDC Inc.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of March 31, 2025 or December 31, 2024. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2025, the Company held two investments on non-accrual, which represented 0.97% and 0.46% of the Company’s total portfolio at cost and fair market value, respectively. As of December 31, 2024, the Company had two investments on non-accrual, which represented 0.97% and 0.53% of the Company’s total portfolio at cost and fair market value, respectively.

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

As of March 31, 2025 and December 31, 2024, the Company held 305 and 295 investments in loans with OID, respectively. The unamortized balance of OID investments as of March 31, 2025 and December 31, 2024 totaled $4,810,529 and $4,948,990, respectively. For the three months ended March 31, 2025, the Company accrued OID income in the amount of $231,328. For the three months ended March 31, 2024, the Company accrued OID income in the amount of $209,198.

As of March 31, 2025, the Company held 11 investments that had a PIK interest component. As of December 31, 2024, the Company held 12 investments that had a PIK interest component. During the three months ended March 31, 2025, the Company accrued PIK income in the amount of $310,135. During the three months ended March 31, 2024, the Company accrued PIK income in the amount of $23,066.

As of March 31, 2025 and December 31, 2024, the Company held $15,374,403 and $19,737,091 cash and cash equivalents, respectively. For the three months ended March 31, 2025, the Company earned $59,392 of interest income related to cash, which is included in interest on cash within the accompanying statement of operations. For the three months ended March 31, 2024, the Company earned $85,860 of interest income related to cash, which is included in interest on cash within the accompanying statement of operations.

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

For the three months ended March 31, 2025, the Company accrued $25,990 related to amendment fees. For the three months ended March 31, 2024, the Company accrued $9,145 related to amendment fees.

New Accounting Pronouncements

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

Operating Segments

In 2024, the Company adopted FASB Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of its operations.

The Company reports segments in accordance with FASB Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Under Topic 280, an operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Chief Executive Officer of the Company acts as the Company’s CODM.

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

As of March 31, 2025, $291,198,990 of the Company’s investments were valued using unobservable inputs, and $117,272,865 were valued using observable inputs. During the three months ended March 31, 2025, $20,751,144 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $9,623,013 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

As of December 31, 2024, $285,194,721 of the Company’s investments were valued using unobservable inputs, and $124,836,554 were valued using observable inputs. During the three months ended March 31, 2024, $16,516,705 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $23,803,944 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

The following table presents the Company’s investments carried at fair value as of March 31, 2025 and December 31, 2024, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$111,679,834	$159,195,987	$270,875,821
Unitranche Debt	—	3,252,374	117,024,888	120,277,262
Second Lien Debt	—	2,101,811	7,787,500	9,889,311
Equity and Preferred Shares	—	—	7,190,615	7,190,615
Total	$—	$117,034,019	$291,198,990	$408,233,009

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$120,658,594	$149,557,665	$270,216,259
Unitranche Debt	—	1,687,916	121,815,787	123,503,703
Second Lien Debt	—	2,490,044	7,392,500	9,882,544
Equity and Preferred Shares	—	—	6,428,769	6,428,769
Total	$—	$124,836,554	$285,194,721	$410,031,275

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2025. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of March 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$126,138,755	Matrix Pricing	Senior Leverage	1.12x - 11.07x	4.99x
			Total Leverage	2.36x - 11.07x	5.39x
			Interest Coverage	0.32x - 4.03x	1.70x
			Debt Service Coverage	0.25x - 2.82x	1.42x
			TEV Coverage	0.79x - 5.89x	2.60x
			Liquidity	0.00% - 631.64%	143.34%
			Spread Comparison	300bps - 800bps	503bps
First Lien Debt	14,634,597	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	8.61% - 10.39%	9.38%
First Lien Debt	12,840,389	Matrix Pricing/Market Analysis (5)	Senior Leverage	5.50x - 18.39x	8.03x
			Total Leverage	5.50x - 22.18x	9.19x
			Interest Coverage	0.59x - 1.30x	1.00x
			Debt Service Coverage	0.50x - 1.06x	0.84x
			TEV Coverage	0.52x - 2.45x	1.84x
			Liquidity	12.48% - 269.54%	65.83%
			Spread Comparison	375bps - 750bps	462bps
First Lien Debt	6,149,204	Enterprise Value	EV/EBITDA Multiple	7.00x - 10.10x	8.17x
Unitranche Debt	72,652,970	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	6.74% - 23.62%	9.30%
Unitranche Debt	36,519,976	Matrix Pricing	Senior Leverage	2.76x - 6.86x	5.81x
			Total Leverage	2.76x - 7.49x	5.93x
			Interest Coverage	1.07x - 3.33x	1.57x
			Debt Service Coverage	0.97x - 1.84x	1.28x
			TEV Coverage	1.43x - 3.76x	2.18x
			Liquidity	64.25% - 187.20%	122.79%
			Spread Comparison	450bps - 650bps	544bps
Unitranche Debt	7,284,984	Enterprise Value	EV/EBITDA Multiple	0.09x - 12.70x	7.91x
Second Lien Debt	7,787,500	Matrix Pricing	Senior Leverage	5.08x - 12.59x	7.16x
			Total Leverage	5.08x - 12.59x	7.16x
			Interest Coverage	0.75x - 1.79x	1.42x
			Debt Service Coverage	0.63x - 1.62x	1.21x
			TEV Coverage	1.02x - 2.76x	1.79x
			Liquidity	58.51% - 631.64%	162.35%
			Spread Comparison	700bps - 900bps	750bps
Equity and Preferred	7,190,615	Enterprise Value	EV/EBITDA Multiple	0.00x - 19.50x	13.47x
Total	$291,198,990

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

				As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs(1)	Range(2)	Weighted Average(3)
First Lien Debt	$117,254,688	Matrix Pricing	Senior Leverage	1.12x - 11.07x	5.03x
			Total Leverage	2.78x - 11.07x	5.56x
			Interest Coverage	0.32x - 2.99x	1.65x
			Debt Service Coverage	0.25x - 2.54x	1.40x
			TEV Coverage	0.79x - 5.72x	2.54x
			Liquidity	0.00% - 630.05%	139.23%
			Spread Comparison	350bps - 800bps	504bps
First Lien Debt	14,638,006	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	9.19% - 10.84%	9.84%
First Lien Debt	11,626,885	Matrix Pricing/Market Analysis (5)	Senior Leverage	6.20x - 20.32x	8.32x
			Total Leverage	6.54x - 24.29x	9.50x
			Interest Coverage	0.58x - 1.23x	0.98x
			Debt Service Coverage	0.48x - 1.06x	0.83x
			TEV Coverage	0.45x - 2.45x	1.87x
			Liquidity	3.98% - 174.49%	53.35%
			Spread Comparison	375bps - 575bps	443bps
First Lien Debt	6,038,086	Enterprise Value	EV/EBITDA Multiple	6.90x - 10.00x	7.89x
Unitranche Debt	82,495,660	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	7.12% - 81.75%	11.86%
Unitranche Debt	34,402,317	Matrix Pricing	Senior Leverage	2.96x - 6.86x	5.94x
			Total Leverage	2.96x - 7.49x	6.06x
			Interest Coverage	1.07x - 2.94x	1.50x
			Debt Service Coverage	0.97x - 2.05x	1.24x
			TEV Coverage	1.43x - 3.65x	2.12x
			Liquidity	48.10% - 169.00%	125.84%
			Spread Comparison	450bps - 650bps	547bps
Unitranche Debt	4,917,810	Enterprise Value	EV/EBITDA Multiple	12.80x - 13.90x	10.75x
Second Lien Debt	7,392,500	Matrix Pricing	Senior Leverage	5.12x - 11.15x	6.90x
			Total Leverage	5.12x - 11.15x	6.91x
			Interest Coverage	0.83x - 1.76x	1.42x
			Debt Service Coverage	0.71x - 1.56x	1.21x
			TEV Coverage	1.14x - 2.13x	1.76x
			Liquidity	80.08% - 329.20%	141.75%
			Spread Comparison	700bps - 800bps	742bps
Equity and Preferred	6,428,769	Enterprise Value	EV/EBITDA Multiple	7.06x - 21.25x	14.83x
Total	$285,194,721

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2025 and 2024 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2025	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2024	$149,557,665	$121,815,787	$7,392,500	$6,428,769	$285,194,721
Transfers into Level 3	18,655,278	1,687,916	407,950	—	20,751,144
Transfers out of Level 3	(9,623,013)	—	—	—	(9,623,013)
Total gains:
Net realized gain (a)	47,553	66,591	—	—	114,144
Net unrealized (depreciation) appreciation (b)	(82,822)	(1,019,330)	(16,985)	207,633	(911,504)
New investments, repayments and settlements:(c)
Purchases	9,888,941	1,530,582	—	554,213	11,973,736
Settlements/repayments	(9,124,625)	(7,313,848)	—	—	(16,438,473)
Net amortization of premiums, PIK, discounts and fees	242,459	257,190	4,035	—	503,684
Sales	(365,449)	—	—	—	(365,449)
Fair Value as of March 31, 2025	$159,195,987	$117,024,888	$7,787,500	$7,190,615	$291,198,990

(a)
Included in net realized (loss) gain on the accompanying Statement of Operations for the three months ended March 31, 2025.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the three months ended March 31, 2025.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended March 31, 2024	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2023	$132,718,165	$123,000,592	$14,808,750	$5,431,201	$275,958,708
Transfers into Level 3	9,974,992	6,541,713	—	—	16,516,705
Transfers out of Level 3	(13,764,079)	(8,069,865)	(1,970,000)	—	(23,803,944)
Total gains:
Net realized (loss) gain (a)	(333,883)	4,611	—	—	(329,272)
Net unrealized appreciation (depreciation) (b)	41,297	(1,049,818)	(6,477)	275,666	(739,332)
New investments, repayments and settlements:(c)
Purchases	10,105,557	4,951,951	—	355,481	15,412,989
Settlements/repayments	(12,204,052)	(2,342,513)	(500,000)	—	(15,046,565)
Net amortization of premiums, PIK, discounts and fees	98,408	107,244	5,227	—	210,879
Sales	(315,938)	—	—	—	(315,938)
Fair Value as of March 31, 2024	$126,320,467	$123,143,915	$12,337,500	$6,062,348	$267,864,230

(a)
Included in net realized (loss) gain on the accompanying Statement of Operations for the three months ended March 31, 2024.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Statement of Operations for the three months ended March 31, 2024.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments held at March 31, 2025 and 2024 was ($844,667) and ($1,059,453), respectively.

Investment Activities

The Company held a total of 291 syndicated investments with an aggregate fair value of $408,233,009 as of March 31, 2025. During the three months ended March 31, 2025, the Company invested in 25 new syndicated investments for a combined cost of $16,052,763 and in existing investments for a combined cost of $7,123,466. The Company also received $20,634,208 in repayments from investments and $2,362,943 from investments sold during the three months ended March 31, 2025.

The Company held a total of 289 syndicated investments with an aggregate fair value of $410,031,275 as of December 31, 2024. During the year ended December 31, 2024, the Company invested in 120 new syndicated investments for a combined cost of

$74,623,860 and in existing investments for a combined cost of $34,219,421. The Company also received $63,131,474 in repayments from investments and $19,912,490 from investments sold during the period.

Investment Concentrations

As of March 31, 2025, the Company’s investment portfolio consisted of investments in 241 companies located in 38 states across 25 different industries, with an aggregate fair value of $408,233,009. The five largest investments at fair value as of March 31, 2025 totaled $23,805,287, or 5.83% of the Company’s total investment portfolio as of such date. As of March 31, 2025, the Company’s average investment was $1,435,834 at cost.

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

The following table outlines the Company’s investments by security type as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$276,599,718	66.20%	$270,875,821	66.36%
Unitranche Debt	125,058,810	29.93%	120,277,262	29.46%
Second Lien Debt	9,916,067	2.37%	9,889,311	2.42%
Total Debt Investments	411,574,595	98.50%	401,042,394	98.24%
Equity and Preferred Shares	6,253,041	1.50%	7,190,615	1.76%
Total Equity Investments	6,253,041	1.50%	7,190,615	1.76%
Total Investment	$417,827,636	100.00%	$408,233,009	100.00%

	December 31, 2024
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$274,080,183	65.72%	$270,216,259	65.90%
Unitranche Debt	127,282,675	30.53%	123,503,703	30.12%
Second Lien Debt	9,912,031	2.38%	9,882,544	2.41%
Total Debt Investments	411,274,889	98.63%	403,602,506	98.43%
Equity and Preferred Shares	5,698,826	1.37%	6,428,769	1.57%
Total Equity Investments	5,698,826	1.37%	6,428,769	1.57%
Total Investments	$416,973,715	100.00%	$410,031,275	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$84,610,721	20.73%	$88,417,653	21.58%
Healthcare & Pharmaceuticals	79,278,413	19.42	74,685,118	18.21
Banking, Finance, Insurance & Real Estate	34,962,174	8.56	35,944,239	8.77
Capital Equipment	30,184,694	7.39	30,192,716	7.36
Services: Consumer	26,703,874	6.54	25,358,943	6.18
High Tech Industries	26,276,952	6.44	27,609,149	6.73
Containers, Packaging & Glass	20,590,548	5.04	26,886,998	6.56
Beverage, Food & Tobacco	15,967,782	3.91	15,431,257	3.76
Transportation: Cargo	14,690,320	3.60	14,514,297	3.54
Construction & Building	12,872,024	3.15	11,752,804	2.87
Automotive	11,988,415	2.94	13,137,348	3.20
Aerospace & Defense	10,979,853	2.69	6,777,800	1.65
Environmental Industries	9,196,149	2.25	9,320,648	2.27
Chemicals, Plastics & Rubber	9,130,268	2.24	8,594,046	2.10
Wholesale	5,066,121	1.24	5,008,980	1.22
Consumer Goods: Non-Durable	4,410,450	1.08	4,421,588	1.08
Media: Advertising, Printing & Publishing	2,963,068	0.73	3,059,128	0.75
Metals & Mining	1,638,210	0.40	1,643,865	0.40
Retail	1,450,311	0.36	1,474,633	0.36
Media: Diversified & Production	1,441,289	0.35	1,447,327	0.35
Hotels, Gaming & Leisure	1,286,930	0.32	1,354,463	0.33
Utilities: Electric	992,494	0.24	496,250	0.12
Energy: Electricity	928,170	0.23	933,288	0.23
Energy: Oil & Gas	497,500	0.12	497,500	0.12
Consumer Goods: Durable	126,279	0.03	93,834	0.02
Utilities: Water	-	-	977,403	0.24
	$408,233,009	100.00%	$410,031,275	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$100,654,926	24.65%	$98,812,847	24.10%
Midwest	94,771,553	23.22	94,153,987	22.96
Southeast	56,774,403	13.91	58,657,115	14.31
West	55,029,702	13.48	58,261,896	14.21
Southwest	48,763,617	11.95	49,175,730	11.99
East	37,849,791	9.27	36,147,211	8.82
South	6,263,359	1.53	6,656,751	1.62
Northwest	5,522,375	1.35	5,533,339	1.35
Other(a)	2,603,283	0.64	2,632,399	0.64
Total Investments	$408,233,009	100.00%	$410,031,275	100.00%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2025:

For the Fiscal Years Ending December 31:	Amount
2025	$9,868,664
2026	20,723,437
2027	47,198,056
2028	145,608,361
2029	114,180,721
Thereafter	78,805,885
Total contractual repayments	416,385,124
Adjustments to cost basis on debt investments(a)	(4,810,529)
Total Cost Basis of Debt Investments Held at March 31, 2025:	$411,574,595

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

For the three months ended March 31, 2025, the Company recorded base management fees of $1,082,732 and waivers to the base management fees of $378,956, as set forth within the accompanying statements of operations. For the three months ended March 31, 2024, the Company recorded base management fees of $1,033,988 and waivers to the base management fees of $361,896 as set forth within the accompanying statements of operations.

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

Pursuant to a First Amendment to the Fee Waiver Agreement between the Company and the Adviser, entered into as of January 1, 2025, between the Company and the Adviser, the Adviser has agreed to waive the right to Incentive Fees to the extent necessary so as not to receive any Incentive Fee that would result in the payment of expenses by the Company pursuant to the Investment Advisory Agreement exceeding 1.4% per annum of the Company's assets as of the last day of the most recently ended fiscal year (the "Partial Expense Cap"); provided, however, if the Adviser is not entitled to Incentive Fees during such fiscal year or such Incentive Fees are fully waived during such fiscal year, the Company shall remain liable for expenses payable by the Company pursuant to Section 2 of the Investment Advisory Agreement, notwithstanding the Partial Expense Cap. The following expenses of the Company are not subject to the Partial Expense Cap: (i) litigation costs payable by the Company, including indemnification expenses payable pursuant to Section 8 of the Investment Advisory Agreement; (ii) other extraordinary expenses incurred by the Company; and (iii) costs payable by the Company in connection with its incurrence of leverage.

For the three months ended March 31, 2025, the Company recorded Incentive Fees related to net investment income of $1,337,809. Offsetting the Incentive Fees for the three months ended March 31, 2025, were waivers of the Incentive Fees of $872,650, as set forth within the accompanying statements of operations. For the three months ended March 31, 2024, the Company recorded Incentive Fees related to net investment income of $1,444,313. Offsetting the Incentive Fees for the three months ended March 31, 2024, were waivers of the Incentive Fees of $890,590, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 for both the three months ended March 31, 2025 and 2024, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2025 and December 31, 2024 on the Company’s accompanying statements of assets and liabilities were as follows:

	March 31, 2025	December 31, 2024
Net base management fee due to Adviser	$703,776	$686,366
Net incentive fee due to Adviser	465,159	510,082
Total fees due to Adviser, net of waivers	1,168,935	1,196,448
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,235,185	$1,262,698

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$5,934,049	$8,166,034
Denominator for basic and diluted weighted average common shares	47,020,454	44,518,989
Basic and diluted net increase in net assets resulting from operations per common share	$0.13	$0.18

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

During the three months ended March 31, 2025, the Company declared distributions of $8,463,682, or $0.18 per share. The tax character of the distributions declared and paid represented $8,452,856, or $0.18 per share, from ordinary income and $10,826, or $0.00 per share, from tax return of capital. During the three months ended March 31, 2024, the Company did not declare any distributions.

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

During the year ended December 31, 2024, given that the Company did not have sufficient earnings and profits, $80,888,822 of the distributions and Tender Offers is treated as a return of capital for tax purposes. This information will be reported in a Form 1042-S or Form 1099-DIV. During the year ended December 31, 2023, given that the Company did not have sufficient earnings and profits, $47,480,752 of the distributions and Tender Offers is treated as a return of capital for tax purposes. This information will be reported in a Form 1042-S or Form 1099-DIV.

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the years ended December 31, 2024 and 2023, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the year ended December 31, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

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

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2024, the Company had long-term capital loss carryforward of $8,936,610. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2024, 2023, and 2022 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2024, 2023, and 2022, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024
$66,000,000	October 1, 2024

As of March 31, 2025, there were no unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of March 31, 2025 and December 31, 2024, were 47,020,457 and 47,020,454, respectively.

The following table details the activity of Stockholders’ Equity for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	$47,020	$442,395,577	$(15,800,192)	$426,642,405
Net investment income	—	—	8,452,856	8,452,856
Net realized gain from investment transactions	—	—	133,380	133,380
Net change in unrealized depreciation on investments	—	—	(2,652,187)	(2,652,187)
Distributions to Stockholders	—	(10,826)	(8,452,856)	(8,463,682)
Reinvested Dividends	—	30	—	30
Balance as of March 31, 2025	$47,020	$442,384,781	$(18,318,999)	$424,112,802

Three Months Ended March 31, 2024	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278
Net investment income	—	—	9,074,366	9,074,366
Net realized loss from investment transactions	—	—	(315,847)	(315,847)
Net change in unrealized appreciation on investments	—	—	(592,485)	(592,485)
Balance as of March 31, 2024	$44,519	$420,442,206	$(3,236,413)	$417,250,312

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2025, the Company had no short-term borrowings. For the three months ended March 31, 2025, the Company recorded no interest expense in connection with short-term borrowings. As of December 31, 2024, the Company had no short-term borrowings. For the three months ended March 31, 2024, the Company recorded no interest expense in connection with short-term borrowings.

Note 9. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of such commitment may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the accompanying schedule of investments.

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2025 and December 31, 2024:

							Unfunded Commitment Balances
Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	March 31, 2025	December 31, 2024

EyeSouth Partners	Senior Secured Amendment No.2 Delayed Draw Term Loan (First Lien)	S+	5.50%	9.79%	10/5/2029	Healthcare & Pharmaceuticals	$2,474,573	$—
Midwest Eye Services	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	4.50%	8.79%	8/20/2027	Healthcare & Pharmaceuticals	1,842,667	—
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.54%	2/26/2030	Banking, Finance, Insurance & Real Estate	1,668,571	—
Paradigm Oral Health	Senior Secured Second Amendment Incremental Delayed Draw Term Loan	S+	4.75%	9.04%	11/16/2028	Healthcare & Pharmaceuticals	1,523,810	—
Summit Spine	Senior Secured Delayed Draw Term Loan	S+	5.00%	9.29%	3/25/2031	Healthcare & Pharmaceuticals	986,972	—
U.S. Foot and Ankle Specialists	Senior Secured Delayed TL	S+	5.50%	9.79%	9/15/2026	Healthcare & Pharmaceuticals	976,875	—
Legacy Service Partners	Senior Secured Delayed Draw Term Loan B	S+	5.25%	9.54%	1/9/2029	Services: Consumer	951,200	—
Nvision	Senior Secured Fourth Amendment Delayed Draw Term Loan (First Lien)	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	817,121	—
Electro Methods	Senior Secured Revolving Credit Facility	S+	4.75%	9.04%	2/23/2032	Aerospace & Defense	812,714	—
Miller Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.04%	9/10/2031	Environmental Industries	789,474	—
Kenco	Senior Secured Revolving Credit Loan	S+	4.75%	9.04%	11/15/2029	Transportation: Cargo	776,195	913,170
Rover	Senior Secured Amendment No. 1 Incremental Delayed Draw Term Loan	S+	4.75%	9.04%	2/27/2031	Services: Consumer	750,000	—
Minds + Assembly	Senior Secured Revolving Loan (First Lien)	S+	5.25%	9.54%	5/3/2029	Healthcare & Pharmaceuticals	683,230	580,745
Steward Partners	Senior Secured Delayed Draw Term B Loan (First Lien)	S+	4.75%	9.04%	10/14/2028	Banking, Finance, Insurance & Real Estate	638,667	—
United Air Temp	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.79%	3/28/2030	Services: Consumer	632,396	—
Ascend	Senior Secured Closing Date Delayed Draw Term Loan	S+	4.50%	8.79%	8/9/2031	Services: Business	616,838	—
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	6/30/2028	Banking, Finance, Insurance & Real Estate	616,472	616,472
Trystar	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.79%	8/6/2031	Capital Equipment	537,382	—
Summit Spine	Senior Secured Revolving Loan	S+	5.00%	9.29%	3/25/2031	Healthcare & Pharmaceuticals	463,877	—
OrthoNebraska	Senior Secured Revolving Loan	S+	6.50%	10.79%	7/31/2028	Healthcare & Pharmaceuticals	457,457	457,457
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	5.00%	9.29%	11/1/2028	Services: Consumer	423,086	507,703
GME Supply	Senior Secured Delayed Draw Term Loan	S+	6.25%	10.54%	7/6/2029	Wholesale	420,682	—
EPIC Insurance	Senior Secured Refinancing Third Amendment Delayed Draw Term Loan	S+	4.50%	8.79%	9/29/2028	Banking, Finance, Insurance & Real Estate	418,926	—
Kept Companies	Senior Secured DDTAL Loan	S+	5.25%	9.54%	4/30/2029	Services: Business	416,333	—
GME Supply	Senior Secured Revolving Loan	S+	6.25%	10.54%	7/6/2029	Wholesale	414,920	414,920
Amplix	Senior Secured DDTL 3	S+	5.25%	9.54%	10/18/2029	Services: Business	410,562	—
Miller Environmental	Senior Secured Revolving Loan (USD)	S+	4.75%	9.04%	9/10/2031	Environmental Industries	400,916	400,916
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	5.25%	9.54%	5/28/2029	Automotive	393,360	307,847
PlayPower	Senior Secured Revolving Loan	S+	5.00%	9.29%	8/28/2030	Construction & Building	384,547	384,547
Prime Pensions	Senior Secured Revolving Credit	S+	5.25%	9.54%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	380,952
Vortex	Senior Secured Revolving Loan	S+	5.00%	9.29%	9/4/2029	Services: Business	380,096	380,096
Associated Springs	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.75%	10.04%	4/4/2030	Capital Equipment	378,788	—
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	10.29%	1/20/2028	Services: Business	365,388	365,388
Kept Companies	Senior Secured Revolving Loan	S+	5.25%	9.54%	4/30/2029	Services: Business	361,323	418,374
Amplix	Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	10/18/2029	Services: Business	329,670	329,670
Vensure	Senior Secured Initial Delayed Draw Term Loan	S+	5.00%	9.29%	9/27/2031	Services: Business	328,256	—
Argano	Senior Secured Delayed Draw Term Loan	S+	5.75%	10.04%	9/13/2029	Services: Business	327,273	—
Midwest Eye Services	Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.79%	8/20/2027	Healthcare & Pharmaceuticals	322,034	322,034
Kenco	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.04%	11/15/2029	Transportation: Cargo	320,528	—
Kenco	Senior Secured 2024-1 Delayed Draw Term Loan	S+	4.75%	9.04%	11/15/2029	Transportation: Cargo	319,523	—
MediaRadar	Senior Secured Revolving Loan	S+	6.25%	10.54%	9/17/2029	Media: Advertising, Printing & Publishing	313,768	244,042
AI Fire & Safety	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.79%	2/2/2032	Services: Business	294,118	—
Augusta Sportswear	Senior Secured Revolving Credit Loan	S+	6.50%	10.79%	11/21/2028	Consumer Goods: Non-Durable	278,270	278,270
A1 Garage Door Service	Senior Secured Revolving Loan	S+	4.75%	9.04%	12/22/2028	Construction & Building	275,482	275,482
Trystar	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	8/6/2031	Capital Equipment	272,724	272,724
RevHealth	Senior Secured Revolving Loan	S+	5.75%	10.04%	7/21/2028	Healthcare & Pharmaceuticals	256,849	282,534
Options IT	Senior Secured Effective Date Delayed Draw Term Loan	S+	4.50%	8.79%	9/30/2031	High Tech Industries	256,410	—

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	March 31, 2025	December 31, 2024
Electric Power Engineers	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.79%	12/15/2031	Construction & Building	$238,095	$—
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	5/18/2029	Beverage, Food & Tobacco	238,095	238,095
Blue Cloud	Senior Secured Revolving Loan	S+	5.00%	9.29%	1/21/2031	Healthcare & Pharmaceuticals	227,273	—
MB2 Dental	Senior Secured Tranche 1 Delayed Draw Term Loan	S+	5.50%	9.79%	2/13/2031	Healthcare & Pharmaceuticals	225,936	—
Shaw	Senior Secured Delayed Draw Term Facility	S+	6.00%	10.29%	10/30/2029	Capital Equipment	212,766	—
Solis Mammography	Senior Secured 2024 Incremental Delayed Draw Term Loan	S+	4.50%	8.79%	4/17/2028	Healthcare & Pharmaceuticals	200,000	—
Shrieve	Senior Secured Revolving Credit	S+	6.00%	10.29%	10/30/2030	Chemicals, Plastics & Rubber	182,790	219,348
Apex Service Partners	Senior Secured First Amendment Incremental DDTL Loan	S+	5.00%	9.29%	10/24/2030	Services: Consumer	180,868	—
Secretariat	Senior Secured Delayed Draw Term Loan	S+	4.00%	8.29%	2/24/2032	Services: Business	180,723	—
Industrial Services Group	Senior Secured Revolving Loan	S+	5.75%	10.04%	12/7/2028	Services: Business	179,048	74,286
Golden Source	Senior Secured Revolving Loan	S+	4.75%	9.04%	5/12/2028	Services: Business	169,014	169,014
Heartland	Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	12/12/2029	Services: Business	167,241	184,138
Carlisle Foodservice	Senior Secured Revolving Loan	S+	5.00%	9.29%	10/2/2029	Wholesale	161,152	161,152
Rover	Senior Secured Revolving Loan	S+	4.75%	9.04%	2/27/2031	Services: Consumer	150,000	150,000
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	10.04%	12/15/2028	Services: Business	147,727	147,727
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	3/31/2028	Capital Equipment	147,692	147,692
EPIC Insurance	Senior Secured Refinancing Revolving Loan	S+	4.50%	8.79%	9/29/2028	Banking, Finance, Insurance & Real Estate	146,574	199,573
Cook & Boardman	Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	10.29%	3/4/2030	Construction & Building	145,455	736,364
Industrial Physics	Senior Secured Delayed Draw Term Loan	S+	6.25%	10.54%	7/19/2029	Containers, Packaging & Glass	142,857	—
Cirtec Medical	Senior Secured Revolving Credit (First Lien)	S+	4.75%	9.04%	10/31/2028	Healthcare & Pharmaceuticals	138,889	138,889
Inhabit	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.79%	1/12/2032	High Tech Industries	138,889	—
Nvision	Senior Secured 2024 Revolving Credit	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	134,940	146,674
Insight Global	Senior Secured Revolving Loan	S+	5.00%	9.29%	9/22/2028	Services: Business	134,178	134,178
insightsoftware	Senior Secured Revolving Loan	S+	5.25%	9.54%	5/25/2028	High Tech Industries	130,952	130,952
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	12/22/2027	Chemicals, Plastics & Rubber	130,517	202,173
Americhem	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.04%	2/28/2032	Chemicals, Plastics & Rubber	128,571	—
insightsoftware	Senior Secured Seventh Supplemental DDTL	S+	5.25%	9.54%	5/25/2028	High Tech Industries	128,333	—
Heartland	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.54%	12/12/2029	Services: Business	126,346	—
Cerity Partners	Senior Secured Initial Revolving Loan	S+	5.25%	9.54%	7/28/2028	Banking, Finance, Insurance & Real Estate	120,968	286,738
Ascend	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	8/9/2031	Services: Business	116,839	68,729
Beta+	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	7/1/2027	Banking, Finance, Insurance & Real Estate	113,278	160,247
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	10.29%	7/29/2028	Capital Equipment	112,341	220,000
Micro Merchant Systems	Senior Secured Revolving Loan	S+	4.50%	8.79%	12/14/2027	Healthcare & Pharmaceuticals	111,111	111,111
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	10.54%	7/19/2028	Containers, Packaging & Glass	107,759	107,759
Cherry Bekaert	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.25%	9.54%	6/30/2028	Banking, Finance, Insurance & Real Estate	106,110	—
USALCO	Senior Secured Delayed Draw Term Loan	S+	4.00%	8.29%	9/30/2031	Chemicals, Plastics & Rubber	103,030	—
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.04%	4/21/2028	Healthcare & Pharmaceuticals	101,347	106,397
Ned Stevens 2022-2	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.00%	9.29%	11/1/2029	Services: Consumer	98,917	135,303
Electric Power Engineers	Senior Secured Revolving Loan	S+	4.50%	8.79%	12/15/2031	Construction & Building	96,774	96,774
Aprio	Senior Secured Revolving Loan	S+	4.75%	9.04%	8/1/2031	Services: Business	94,879	169,784
Associated Springs	Senior Secured Revolving Loan	S+	5.75%	10.04%	4/4/2030	Capital Equipment	94,406	94,406
VC3	Senior Secured Revolving Credit	S+	5.00%	9.29%	3/12/2027	Services: Business	92,308	—
Americhem	Senior Secured Revolving Loan	S+	4.75%	9.04%	2/28/2032	Chemicals, Plastics & Rubber	90,909	—
AI Fire & Safety	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	2/2/2032	Services: Business	89,820	—
Whitcraft	Senior Secured Revolving Loan	S+	6.50%	10.79%	2/15/2029	Aerospace & Defense	89,643	126,786
Inhabit	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	1/12/2032	High Tech Industries	87,715	—
Pegasus	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.75%	9.04%	1/19/2031	Capital Equipment	85,789	—
DynaGrid	Senior Secured Revolving Credit Facility	S+	4.75%	9.04%	1/7/2031	Construction & Building	81,897	—
AmSpec	Senior Secured Delayed Draw Term Loan	S+	4.25%	8.54%	12/22/2031	Energy: Oil & Gas	76,923	—
Applied Adhesives	Senior Secured Revolving Loan	S+	4.50%	8.79%	3/12/2027	Containers, Packaging & Glass	71,111	71,111
Steward Partners	Senior Secured Revolving Loan	S+	4.75%	9.04%	10/14/2028	Banking, Finance, Insurance & Real Estate	69,444	69,444
MB2 Dental	Senior Secured Revolving Loan	S+	5.50%	9.79%	2/13/2031	Healthcare & Pharmaceuticals	66,845	66,845
Options IT	Senior Secured Revolving Loan	S+	4.50%	8.79%	3/31/2031	High Tech Industries	65,225	78,628
Radwell	Senior Secured Revolving Loan	S+	5.50%	9.79%	4/1/2029	Capital Equipment	58,665	63,999
Argano	Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	9/13/2029	Services: Business	55,647	55,647
Keter Environmental Services	Senior Secured Revolving Loan	S+	5.25%	9.54%	10/29/2027	Environmental Industries	52,972	58,140
Encore	Senior Secured Revolving Loan	S+	5.00%	9.29%	12/5/2029	Hotels, Gaming & Leisure	50,332	54,709

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	March 31, 2025	December 31, 2024
Health Management Associates	Senior Secured Delay Draw Term Loan	S+	6.25%	10.54%	3/30/2029	Services: Business	$49,734	$—
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	5.00%	9.29%	5/2/2029	Services: Business	49,020	49,020
Terra Millennium	Senior Secured Delayed Draw Term Loan	S+	5.00%	9.29%	11/1/2030	Construction & Building	45,455	—
Ohio Transmission	Senior Secured Initial Revolving Loan	S+	5.50%	9.79%	12/19/2029	Capital Equipment	45,067	52,000
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	12/17/2027	Transportation: Cargo	44,444	44,444
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.79%	12/19/2030	Capital Equipment	43,618	—
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	10.54%	3/30/2029	Services: Business	40,853	37,300
Aprio	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	9.04%	8/1/2031	Services: Business	38,745	—
Nvision	Senior Secured 2024 First Amendment Delayed Draw Term	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	34,665	—
Radwell	Senior Secured Closing Date Delayed Draw Term Loan	S+	5.50%	9.79%	4/1/2029	Capital Equipment	33,333	—
LightBox	Senior Secured Revolving Loan	S+	5.50%	9.79%	1/13/2030	High Tech Industries	32,960	—
Apex Service Partners	Senior Secured 2024 Revolving Credit Loan	S+	5.00%	9.29%	10/24/2029	Services: Consumer	22,406	73,701
Aptean	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.54%	1/30/2031	High Tech Industries	14,307	—
BlueHalo	Senior Secured Revolving Loan	S+	6.00%	10.29%	10/31/2025	Aerospace & Defense	11,679	11,679
EyeSouth Partners	Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.79%	10/5/2029	Healthcare & Pharmaceuticals	—	2,474,573
Paradigm Oral Health	Senior Secured Initial Term Loan	S+	4.75%	9.04%	11/16/2028	Healthcare & Pharmaceuticals	—	2,022,857
Midwest Eye Services	Senior Secured Initial Term Loan	S+	4.50%	8.79%	8/20/2027	Healthcare & Pharmaceuticals	—	2,000,000
Prime Pensions	Unitranche Initial Term Loan	S+	5.25%	9.54%	2/26/2030	Banking, Finance, Insurance & Real Estate	—	1,668,571
Miller Environmental	Senior Secured Initial Term Loan	S+	4.75%	9.04%	9/10/2031	Environmental Industries	—	1,184,211
United Air Temp	Unitranche Initial Term Loan	S+	5.50%	9.79%	3/28/2030	Services: Consumer	—	1,053,994
U.S. Foot and Ankle Specialists	Senior Secured Term Loan	S+	5.50%	9.79%	9/15/2026	Healthcare & Pharmaceuticals	—	976,875
Legacy Service Partners	Unitranche Closing Date Term Loan	S+	5.25%	9.54%	1/9/2029	Services: Consumer	—	951,200
OrthoNebraska	Unitranche Term Loan	S+	6.50%	10.79%	7/31/2028	Healthcare & Pharmaceuticals	—	914,913
Ascend	Senior Secured Initial Term Loan	S+	4.50%	8.79%	8/9/2031	Services: Business	—	859,107
Nvision	Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	—	817,121
Steward Partners	Senior Secured Closing Date Term B Loan	S+	4.75%	9.04%	10/14/2028	Banking, Finance, Insurance & Real Estate	—	798,667
Kenco	Senior Secured Initial Term Loan	S+	4.75%	9.04%	11/15/2029	Transportation: Cargo	—	764,701
Rover	Senior Secured Initial Term Loan	S+	4.75%	9.04%	2/27/2031	Services: Consumer	—	750,000
Trystar	Senior Secured Initial Term Loan	S+	4.50%	8.79%	8/6/2031	Capital Equipment	—	537,382
Amplix	Unitranche First Amendment Term Loan	S+	5.25%	9.54%	10/18/2029	Services: Business	—	491,453
EPIC Insurance	Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.79%	9/29/2028	Banking, Finance, Insurance & Real Estate	—	436,057
GME Supply	Unitranche Initial Term Loan	S+	6.25%	10.54%	7/6/2029	Wholesale	—	420,682
Kept Companies	Senior Secured Term Loan	S+	5.25%	9.54%	4/30/2029	Services: Business	—	416,333
Associated Springs	Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.75%	10.04%	4/4/2030	Capital Equipment	—	378,788
Apex Service Partners	Unitranche 2024 Term Loan	S+	5.00%	9.29%	10/24/2030	Services: Consumer	—	355,292
Vensure	Senior Secured Initial Term Loan	S+	5.00%	9.29%	9/27/2031	Services: Business	—	343,882
Argano	Senior Secured Initial Term Loan	S+	5.75%	10.04%	9/13/2029	Services: Business	—	327,273
MB2 Dental	Unitranche Initial Term Loan	S+	5.50%	9.79%	2/13/2031	Healthcare & Pharmaceuticals	—	266,043
Options IT	Senior Secured Initial Term Loan	S+	4.50%	8.79%	9/30/2031	High Tech Industries	—	256,410
Electric Power Engineers	Senior Secured Term Loan	S+	4.50%	8.79%	12/15/2031	Construction & Building	—	238,095
Aprio	Senior Secured Initial Term Loan	S+	4.75%	9.04%	8/1/2031	Services: Business	—	234,128
Shaw	Senior Secured Initial Senior Term Facility	S+	6.00%	10.29%	10/30/2029	Capital Equipment	—	212,766
Liberty Group	Unitranche Initial Term Loan	S+	5.75%	10.04%	6/15/2028	Services: Business	—	204,545
Solis Mammography	Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.50%	8.79%	4/17/2028	Healthcare & Pharmaceuticals	—	200,000
A1 Garage Door Service	Unitranche Term Loan A	S+	4.75%	9.04%	12/22/2028	Construction & Building	—	166,970
United Air Temp	Senior Secured Revolving Loan	S+	5.50%	9.79%	3/28/2030	Services: Consumer	—	147,559
AmSpec	Senior Secured Revolving Loan	S+	5.50%	9.79%	12/5/2029	Energy: Oil & Gas	—	145,363
Industrial Physics	Senior Secured Initial Term Loan	S+	6.25%	10.54%	7/19/2029	Containers, Packaging & Glass	—	142,857
insightsoftware	Unitranche Initial Term Loan	S+	5.25%	9.54%	5/25/2028	High Tech Industries	—	128,333
Heartland	Senior Secured Initial Term Loan	S+	5.25%	9.54%	12/12/2029	Services: Business	—	126,346
Cherry Bekaert	Unitranche Term B Loan	S+	5.25%	9.54%	6/30/2028	Banking, Finance, Insurance & Real Estate	—	106,110
USALCO	Senior Secured Initial Term Loan	S+	4.00%	8.29%	9/30/2031	Chemicals, Plastics & Rubber	—	103,030
Health Management Associates	Senior Secured Term Loan A	S+	6.25%	10.54%	3/30/2029	Services: Business	—	88,810
Pegasus	Senior Secured Initial Term Loan	S+	4.75%	9.04%	1/19/2031	Capital Equipment	—	85,789
Ohio Transmission	Unitranche Initial Term Loan	S+	5.50%	9.79%	12/19/2030	Capital Equipment	—	63,487
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	2.88%	7.16%	4/9/2029	Services: Business	—	59,829
Carlisle Foodservice	Senior Secured Initial Term Loan	S+	5.00%	9.29%	10/2/2030	Wholesale	—	52,551
Terra Millennium	Senior Secured Initial Term Loan	S+	5.00%	9.29%	11/1/2030	Construction & Building	—	45,455
Nvision	Senior Secured 2024 Initial Term Loan	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	—	34,665
Radwell	Unitranche Initial Term Loan	S+	5.50%	9.79%	4/1/2029	Capital Equipment	—	33,333
Aptean	Unitranche Initial Term Loan	S+	5.25%	9.54%	1/30/2031	High Tech Industries	—	25,301

							$36,165,486	$37,896,006

Unfunded commitments represent all amounts unfunded as of March 31, 2025 and December 31, 2024. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Per Share Data:
Net asset value, beginning of period	$9.07	$9.19
Net investment income(a)	0.18	0.20
Net realized gain (loss) on investments and change in unrealized depreciation on investments(a)(b)	(0.05)	(0.02)
Net increase in net assets resulting from operations	$0.13	$0.18
Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.18)	—
Distributions to stockholders from return of capital(a)	(0.00)	—
Net asset value at end of period	$9.02	$9.37
Total return(c) (g)	1.42%	1.96%
Shares of common stock outstanding at end of period	47,020,457	44,518,989
Statement of Assets and Liabilities Data:
Net assets at end of period	$424,112,802	$417,250,312
Average net assets(d)	425,799,204	412,355,887
Ratio/Supplemental Data:
Ratio of gross expenses before incentive fees to average net assets - annualized(e)	1.39%	1.39%
Ratio of gross expenses after incentive fees to average net assets - annualized(e)	2.67%	2.81%
Ratio of net expenses to average net assets - annualized(f)	1.48%	1.57%
Ratio of net investment income to average net assets - annualized	8.05%	8.85%
Portfolio turnover(g)	0.58%	3.11%

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

Note 12. Subsequent Events

The Company has evaluated subsequent events through May 13, 2025, the date of which the financial statements were issued. Other than the items discussed below, the Company has concluded there are no material items that warrant disclosure. Subsequent to March 31, 2025 and through May 13, 2025, the Company invested $4,842,188 at cost in 40 different portfolio companies.

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
•
changes in political, economic or industry conditions, changes in interest rates and conditions affecting the financial and capital markets, and the effect of tariffs, which could change the value of our assets;
•
the state of and changes in the general economy, including a possible slowdown in the economy;
•
the risk of recession;
•
the impact of fluctuations in foreign exchange rates on our business and our portfolio companies;
•
the general level of inflation and its impact on us, on our portfolio companies and on the industries in which we invest;
•
general price and volume fluctuations in the debt and stock markets;
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
•
our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•
the risks, uncertainties and other factors we identify in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2024 filed with the SEC on March 24, 2025 (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of March 31, 2025, was approximately $408,233,009 and held in 241 portfolio companies as of March 31, 2025. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2024, was approximately $410,031,275, and we held investments in 244 portfolio companies as of December 31, 2024

During the three months ended March 31, 2025, we invested in 25 new syndicated investments for a combined $16,052,763 and in existing investments for a combined $7,123,466. We also received $20,634,208 in repayments from investments and $2,362,943 from investments sold during the three months ended March 31, 2025. During the three months ended March 31, 2024, we invested in 29 new syndicated investments for a combined $16,981,064 and in existing investments for a combined $6,464,271. We also received $21,421,870 in repayments from investments and $12,284,058 from investments sold during the three months ended March 31, 2024.

In addition, for the three months ended March 31, 2025, we had a change in unrealized depreciation of approximately $2,652,187, and realized gains of $133,380. For the three months ended March 31, 2024, we had a change in unrealized depreciation of approximately $592,485, and realized losses of $315,847.

Our investment activity for the three months ended March 31, 2025 and 2024, is presented below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning investment portfolio, at fair value	$410,031,275	$387,194,568
Investments in new portfolio investments	16,052,763	16,981,064
Investments in existing portfolio investments	7,123,466	6,464,271
Principal repayments	(20,634,208)	(21,421,870)
Proceeds from investments sold	(2,362,943)	(12,284,058)
Change in premiums, discounts and amortization	541,463	232,264
Net change in unrealized depreciation on investments	(2,652,187)	(592,485)
Realized gain (loss) on investments	133,380	(315,847)
Ending portfolio investment activity, at fair value	$408,233,009	$376,257,907
Number of portfolio investments	291	250
Average investment amount, at cost	$1,435,834	$1,520,509
Percentage of investments at floating rates	100.00%	99.17%

As of March 31, 2025 and December 31, 2024, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2025 through May 13, 2025, the Company invested $4,842,188 at cost in 40 different portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three months ended March 31, 2025 and 2024 is presented in the table below.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total interest income from non-controlled/non-affiliated investments	$9,916,756	$10,584,397
Total other interest income	59,392	85,860
Total other income	25,990	9,145
Total investment income	$10,002,138	$10,679,402

Total investment income for the three months ended March 31, 2025 decreased to $9,916,756 from $10,584,397 for the three months ended March 31, 2024, and was primarily driven by a decrease in interest rate spreads over the period. As of March 31, 2025 and 2024, the size of our debt portfolio was $411,574,595 and $374,591,268 at amortized cost, respectively, with total debt principal amount outstanding of $416,385,124 and $379,566,089, respectively.

Expenses

Total expenses net of waivers for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Base management fee(a)	$1,082,732	$1,033,988
Incentive fee(a)	1,337,809	1,444,313
Professional fees	136,886	139,284
Directors' fees	72,750	69,000
Administrative fee(a)	66,250	66,250
Other expenses	104,461	104,687
Total expenses	2,800,888	2,857,522
Base management fee waivers(a)	(378,956)	(361,896)
Incentive fee waivers(a)	(872,650)	(890,590)
Total expenses, net of waivers	$1,549,282	$1,605,036

(a)
Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended March 31, 2025 in comparison to the three months ended March 31, 2024 was driven by our increasing average gross assets balance. For the three months ended March 31, 2025 and 2024, we accrued gross base management fees before waivers of $1,082,732 and $1,033,988, respectively. Offsetting those fees, we recognized base management fee waivers of $378,956 and $361,896 for three months ended March 31, 2025 and 2024, respectively.

The decrease in incentive fees before waivers for the three months ended March 31, 2025 in comparison to the three months ended March 31, 2024 was driven by our decrease in net investment income. For the three months ended March 31, 2025 and 2024, we accrued incentive fees related to net investment income before waivers of $1,337,809 and $1,444,313, respectively. Offsetting those fees, we recognized incentive fee waivers of $872,650 and $890,590, respectively.

Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2025 and 2024. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2025, we incurred professional fees of $136,886 related to audit fees, tax fees, and legal fees. During the three months ended March 31, 2024, we incurred professional fees of $139,284 related to audit fees, tax fees, and legal fees.

During the three months ended March 31, 2025, we incurred expenses related to fees paid to our independent directors of $72,750. During the three months ended March 31, 2024, we incurred expenses related to fees paid to our independent directors of $69,000.

During the three months ended March 31, 2025, we incurred no interest expense in connection with our short-term borrowings. During the three months ended March 31, 2024, we incurred no interest expense in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $133,380 and $(315,847) in net realized gains (losses) for the three months ended March 31, 2025 and 2024, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2025 and 2024 was as follows:

Type	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
First Lien Debt	$(1,917,992)	$770,105
Unitranche Debt	(944,560)	(1,013,730)
Second Lien Debt	2,732	(624,526)
Equity and Preferred Shares	207,633	275,666
Net change in unrealized depreciation on investments	$(2,652,187)	$(592,485)

Net change in unrealized depreciation on investments during the three months ended March 31, 2025 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation on investments during the three months ended March 31, 2024 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses, cash distributions to our stockholders, and repurchases of common stock from our stockholders. As of March 31, 2025 and December 31, 2024, we had cash of $15,374,403 and $19,737,091, respectively.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $4,100,964. The primary operating activities during this period were investments in portfolio companies. The Company invested $16,052,763 in new portfolio investments and $7,123,466 in existing portfolio investments during the three months ended March 31, 2025. This was offset by repayments of bank loans and sales of investments of $20,634,208 and $2,362,943, respectively. Net cash provided by operating activities for the three months ended March 31, 2024 was $25,057,036. The primary operating activities during this period were investments in portfolio companies. The Company invested $16,981,064 in new portfolio investments and $6,464,271 in existing portfolio investments during the three months ended March 31, 2024. This was offset by repayments of bank loans and sales of investments of $21,421,870 and $12,284,058, respectively.

As of March 31, 2025, we had 118 investments with unfunded commitments of $36,165,486. As of December 31, 2024, we had 109 investments with unfunded commitments of $37,896,006. We believe that, as of both March 31, 2025 and December 31, 2024, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning investment portfolio	$410,031,275	$387,194,568
Investments in new portfolio investments	16,052,763	16,981,064
Investments in existing portfolio investments	7,123,466	6,464,271
Principal repayments	(20,634,208)	(21,421,870)
Proceeds from sales of investments	(2,362,943)	(12,284,058)
Net change in unrealized depreciation on investments	(2,652,187)	(592,485)
Net realized gain (loss) on investments	133,380	(315,847)
Net change in premiums, discounts and amortization	541,463	232,264
Investment Portfolio, at Fair Value	$408,233,009	$376,257,907

Financing Activities

Net cash used in our financing activities for the three months ended March 31, 2025 was $8,463,652, which consisted of $8,463,652 of distributions paid to our common stockholders during the period. Net cash used in our financing activities for the three months ended March 31, 2024 was $0.

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

As of March 31, 2025, there were no unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of March 31, 2025 and December 31, 2024, were 47,020,457 and 47,020,454, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $8,463,682, or $0.180 per share during the three months ended March 31, 2025. We did not declare a distribution during the three months ended March 31, 2024.

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

Related Party Fees

For the three months ended March 31, 2025 and 2024, we recorded base management fees of $1,082,732 and $1,033,988, respectively. Offsetting these fees were waivers to the base management fees of $378,956 and $361,896, respectively, as set forth within the accompanying statements of operations.

For the three months ended March 31, 2025 and 2024, we recorded incentive fees of $1,337,809 and $1,444,313, respectively. Offsetting these waivers to the incentive fees of $872,650 and $890,590, respectively, as set forth within the accompanying statements of operations.

For both the three months ended March 31, 2025 and 2024, we recorded administrative fees of $66,250, as set forth within the accompanying statements of operations.

Fees due to related parties as of March 31, 2025 and December 31, 2024 on our accompanying statements of assets and liabilities were as follows:

	March 31, 2025	December 31, 2024
Net base management fee due to Adviser	$703,776	$686,366
Net incentive fee due to Adviser	465,159	510,082
Total fees due to Adviser, net of waivers	1,168,935	1,196,448
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,235,185	$1,262,698

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2025, we had 118 investments with unfunded commitments of $36,165,486. As of December 31,

2024, we had 109 investments with unfunded commitments of $37,896,006. We believe that, as of March 31, 2025 and December 31, 2024, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	12,491,554
Up 200 basis points	8,327,703
Up 100 basis points	4,163,851
Down 100 basis points	(4,163,851)
Down 200 basis points	(8,327,703)
Down 300 basis points	(12,491,554)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

10.1

Amendment to the Management Fee Waiver Agreement, dated as of January 1, 2025, by and between the Company and the Adviser (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (File no. 814-01154), filed on March 24, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (18 U.S.C. 1350).

99.1	Code of Ethics (Incorporated by reference to Exhibit 99.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form 10, File No. 000-55426, filed on June 5, 2015).

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Audax Credit BDC Inc.

Date: May 13, 2025	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 13, 2025	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer