Form 10-Q
period 2025-06-30
Audax Credit BDC Inc.
filed 2025-08-12
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 47,020,461 shares of common stock, par value $0.001 per share, outstanding as of August 12, 2025.

1

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

June 30, 2025 and December 31, 2024

(Expressed in U.S. Dollars)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $412,348,019 and $416,973,715, respectively)	$402,103,759	$410,031,275
Cash and cash equivalents	23,664,062	19,737,091
Interest receivable	2,968,826	2,867,021
Receivable from investments sold	—	412,083
Receivable from bank loan repayment	164,182	110,318
Other assets	159,036	—
Total Assets	$429,059,865	$433,157,788
Liabilities
Payable for investments purchased	$3,885,376	$4,820,442
Fees due to investment advisor, net of waivers(a)	1,144,327	1,196,448
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	490,368	432,243
Total Liabilities	$5,586,321	$6,515,383
Commitments and contingencies(b)
Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 47,020,461 and 47,020,454 shares issued and outstanding, respectively	$47,020	$47,020
Capital in excess of par value	442,218,681	442,395,577
Total distributable loss	(18,792,157)	(15,800,192)
Total Net Assets	$423,473,544	$426,642,405
Net Asset Value per Share of Common Stock at End of Period	$9.01	$9.07
Shares Outstanding	47,020,461	47,020,454

(a)
Refer to Note 4-Related Party Transactions for additional information.
(b)
Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment Income
Non-Control/Non-Affiliate
Interest income	$9,801,942	$10,360,776	$19,718,698	$20,945,171
Interest on cash	47,701	156,767	107,093	242,627
Total interest income	9,849,643	10,517,543	19,825,791	21,187,798
Non-Control/Non-Affiliate
Fee income	13,128	34,807	39,118	43,952
Total income	9,862,771	10,552,350	19,864,909	21,231,750
Expenses
Base management fee(a)	$1,067,099	$1,063,358	$2,149,831	$2,097,346
Incentive fee(a)	1,312,345	1,405,539	2,650,154	2,849,851
Professional fees	185,489	216,642	322,374	355,927
Directors' fees	68,250	78,000	141,000	147,000
Administrative fee(a)	66,250	66,250	132,500	132,500
Other expenses	100,906	130,740	205,366	235,425
Expenses before waivers from investment adviser and administrator	2,800,339	2,960,529	5,601,225	5,818,049
Base management fee waivers(a)	(373,485)	(372,175)	(752,441)	(734,071)
Incentive fee waivers(a)	(861,632)	(902,033)	(1,734,282)	(1,792,623)
Total expenses, net of waivers	1,565,222	1,686,321	3,114,502	3,291,355
Net Investment Income	8,297,549	8,866,029	16,750,407	17,940,395
Realized and Unrealized Gain (Loss) on Non-Control/Non-Affiliate Investments
Net realized gain (loss) on investments	176,475	102,406	309,855	(213,441)
Net change in unrealized depreciation on investments	(649,633)	(1,564,099)	(3,301,820)	(2,156,584)
Net realized and unrealized loss on investments	(473,158)	(1,461,693)	(2,991,965)	(2,370,025)
Net Increase in Net Assets Resulting from Operations	$7,824,391	$7,404,336	$13,758,442	$15,570,370
Basic and Diluted per Share of Common Stock:
Net investment income	$0.18	$0.19	$0.36	$0.40
Net increase in net assets resulting from operations	$0.17	$0.16	$0.29	$0.34
Weighted average shares of common stock outstanding basic and diluted	47,020,458	46,247,677	47,020,456	45,383,333

(a)
Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Operations
Net investment income	$16,750,407	$17,940,395
Net realized gain (loss) on investments	309,855	(213,441)
Net change in unrealized depreciation on investments	(3,301,820)	(2,156,584)
Net increase in net assets resulting from operations	13,758,442	15,570,370
Distributions:
Distributions of ordinary income to common stockholders (a)	(16,750,407)	(17,940,395)
Return of capital to common stockholders (a)	(176,957)	(166,027)
Total distributions	(16,927,364)	(18,106,422)
Capital Share Transactions:
Issuance of common stock	—	37,000,000
Repurchases of common stock (a)	—	(30,000,000)
Reinvestment of common stock	61	61
Net increase in net assets from capital share transactions	61	7,000,061
Net (Decrease) Increase in Net Assets	(3,168,861)	4,464,009
Net Assets, Beginning of Period	426,642,405	409,084,278
Net Assets, End of Period	$423,473,544	$413,548,287

(a)
Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$13,758,442	$15,570,370
Adjustments to reconcile net increase in net assets from
operations to net cash provided by operating activities:
Net realized (gain) loss on investments	(309,855)	213,441
Net change in unrealized depreciation on investments	3,301,820	2,156,584
Accretion of original issue discount interest and payment-in-kind interest	(967,776)	(624,432)
Increase in interest receivable	(101,805)	(908,677)
Increase in other assets	(159,036)	(120,000)
Increase (decrease) in accrued expenses and other liabilities	58,125	(179,801)
Decrease in fees due to investment advisor(a)	(52,121)	(89,243)
Investments purchased	(44,283,773)	(52,333,507)
Proceeds from investments sold	2,775,026	15,263,360
Repayment of bank loans	46,835,227	48,910,042
Net cash provided by operating activities	20,854,274	27,858,137
Cash flows from financing activities:
Issuance of shares of common stock	—	37,000,000
Repurchases of shares of common stock	—	(30,000,000)
Distributions paid to common stockholders	(16,927,303)	(18,106,361)
Net cash used in financing activities	(16,927,303)	(11,106,361)
Net increase in cash and cash equivalents	3,926,971	16,751,776
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	19,737,091	20,940,279
Cash and cash equivalents, end of period	$23,664,062	$37,692,055
Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	61	61
Payment-in-kind ("PIK") interest income	$511,240	$207,149

(a)
Refer to Note 4-Related Party Transactions for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (93.2%) (g) (h) (i):
Services: Business
Vortex	(j)	Unitranche Initial Term Loan	S+	5.00%	9.29%	9/1/2023	9/4/2029	$5,027,674	$4,960,911	$5,027,668
Amplix		Unitranche First Amendment Term Loan	S+	5.25%	9.54%	10/19/2023	10/18/2029	4,359,329	4,266,823	4,359,329
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.25%	7.54%	12/7/2021	12/15/2028	4,354,369	4,330,749	4,336,342
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	10.29%	12/16/2021	1/20/2028	4,098,646	4,064,198	4,098,646
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	5.75%	10.04%	12/7/2022	12/7/2028	4,094,990	4,022,548	4,094,990
CoAdvantage		Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	9.79%	8/2/2023	8/2/2029	3,782,625	3,782,625	3,754,255
Golden Source		Unitranche Initial Term Loan	S+	4.75%	9.04%	3/25/2022	5/12/2028	3,355,522	3,296,689	3,355,522
Eliassen		Unitranche Initial Term Loan	S+	5.75%	10.04%	3/31/2022	4/14/2028	3,397,768	3,366,301	3,338,308
Kept Companies		Senior Secured Term Loan	S+	5.25%	9.54%	4/30/2024	4/30/2029	3,218,756	3,175,104	3,194,616
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	10.04%	12/10/2021	11/30/2027	2,918,928	2,903,339	2,886,090
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	2.88%, 6.02% PIK	13.19%	3/25/2022	4/9/2029	3,830,625	3,790,124	2,872,969
CoolSys		Senior Secured Closing Date Initial Term Loan	S+	4.75%	9.04%	8/4/2021	8/11/2028	2,955,449	2,939,854	2,859,397
Argano		Senior Secured Initial Term Loan	S+	5.75%	10.04%	9/13/2024	9/13/2029	2,503,890	2,454,545	2,485,111
Paradigm Outcomes	(k)	Senior Secured 2024 Replacement Term Loan	S+	3.75%	8.04%	4/2/2024	5/6/2031	1,983,772	1,975,533	1,998,025
Epiq	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	4.00%	8.29%	7/17/2024	4/26/2029	1,984,847	1,980,586	1,964,820
Mediaocean	(k)	Senior Secured Initial Term Loan	S+	3.50%	7.79%	12/9/2021	12/15/2028	1,935,000	1,924,548	1,941,289
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	10.04%	6/6/2022	6/15/2028	1,896,250	1,873,899	1,893,788
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.00%	9.29%	9/16/2022	3/12/2027	1,881,372	1,853,651	1,881,372
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	10.79%	12/23/2022	1/20/2028	1,832,782	1,799,812	1,832,782
Vensure		Senior Secured Initial Term Loan	S+	4.75%	9.04%	9/23/2024	9/27/2031	1,808,966	1,789,877	1,795,399
Duff & Phelps	(k)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	3.75%	8.04%	3/6/2020	4/9/2027	1,716,458	1,711,739	1,671,882
Dun & Bradstreet	(k)	Senior Secured Term Loan	S+	5.00%	9.29%	6/30/2025	5/21/2032	1,500,000	1,485,000	1,485,000
Secretariat		Senior Secured Initial Term Loan	S+	4.00%	8.29%	2/24/2025	2/28/2032	1,496,250	1,488,750	1,479,417
Insight Global		Unitranche 2024 Refinancing Term Loan	S+	5.00%	9.29%	9/22/2021	9/22/2028	1,447,724	1,431,691	1,440,485
Aprio		Senior Secured Initial Term Loan	S+	4.75%	9.04%	8/1/2024	8/1/2031	1,428,291	1,414,422	1,414,008
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.54%	1/19/2022	12/29/2028	1,326,964	1,325,094	1,242,370
Heartland		Senior Secured Initial Term Loan	S+	5.25%	9.54%	12/1/2023	12/12/2029	1,234,457	1,214,724	1,220,569
Ascend		Senior Secured Initial Term Loan	S+	4.50%	8.79%	10/22/2024	8/11/2031	1,109,527	1,104,175	1,106,754
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	10.54%	3/31/2023	3/30/2029	1,099,458	1,075,768	1,091,212
Colibri	(k)	Senior Secured First Amendment Incremental Term Loan	S+	5.00%	9.29%	11/9/2023	3/12/2029	985,000	966,557	988,078
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	9.54%	10/20/2023	10/31/2030	987,465	975,234	987,465
Barton Associates		Unitranche Initial Term Loan	S+	6.50%	10.79%	11/18/2024	7/26/2028	992,347	983,462	982,423
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.54%	12/9/2021	3/6/2028	962,312	961,151	676,625
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	5.75%	10.04%	12/7/2022	12/7/2028	556,190	539,048	556,190
AI Fire & Safety		Senior Secured Initial Term Loan	S+	4.50%, 2.75% PIK	11.54%	12/20/2024	2/2/2032	520,679	517,559	516,774
Teneo	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.04%	10/18/2024	3/13/2031	496,231	495,072	501,710

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Geosyntec		Senior Secured Initial Term Loan	S+	3.50%	7.79%	7/24/2024	7/31/2031	497,500	495,249	496,256
Inmar		Senior Secured Amendment No. 4 Refinancing Term Loan (First Lien)	S+	4.50%	8.79%	10/25/2024	10/30/2031	496,256	493,756	496,256
Lexitas		Unitranche Initial Term Loan	S+	5.00%	9.29%	4/15/2025	4/15/2031	500,000	494,211	496,250
Eagle Fire	(k)	Senior Secured Term Loan	S+	4.50%	8.79%	6/4/2025	7/14/2032	500,000	495,000	495,000
Perficient		Senior Secured Closing Date Term Loan	S+	3.50%	7.79%	8/2/2024	10/2/2031	498,750	496,465	493,763
S&P Engineering Solutions		Senior Secured 2024 Converted Term Loan	S+	5.00%	9.29%	3/31/2023	5/2/2030	491,250	480,370	491,250
Service Logic		Senior Secured Amendment No. 8 Refinancing Term Loan	S+	3.00%	7.29%	2/8/2024	10/29/2027	492,467	492,795	488,774
System One		Senior Secured 2024 Refinancing Term Loan	S+	3.75%	8.04%	1/28/2021	3/2/2028	480,000	478,992	474,000
HireRight	(k)	Senior Secured 2025 Replacement Term Loan (First Lien)	S+	3.25%	7.54%	3/25/2024	9/27/2030	494,994	489,833	471,729
AIA Contract	(k)	Senior Secured Term Loan	S+	4.75%	9.04%	6/30/2025	7/2/2031	424,242	417,879	417,879
Golden Source		Senior Secured Revolving Loan	S+	4.75%	9.04%	3/25/2022	5/12/2028	370,892	361,502	370,892
OSG Billing Services		Senior Secured Last-Out Term Loan	S+	6.25%	10.54%	11/30/2023	11/30/2028	312,562	312,562	310,999
OSG Billing Services		Senior Secured First-Out Term Loan	S+	8.00%	12.29%	11/30/2023	5/30/2028	219,341	209,666	218,793
Aprio		Senior Secured 2025 Incremental Term Loan	S+	4.75%	9.04%	4/18/2025	8/1/2031	208,016	202,395	205,935
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	10.04%	3/25/2022	4/9/2029	230,769	226,731	173,077
Kept Companies		Senior Secured Revolving Loan	S+	5.25%	9.54%	4/30/2024	4/30/2029	114,102	106,971	113,246
Heartland		Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	12/1/2023	12/12/2029	91,379	87,241	90,351
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	10.04%	6/6/2022	12/15/2028	79,545	75,000	79,442
Vortex	(j)	Senior Secured Revolving Loan	S+	5.00%	9.29%	9/1/2023	9/4/2029	77,735	43,219	77,735
VC3	(j)	Senior Secured Revolving Credit	S+	5.00%	9.29%	7/21/2022	3/12/2027	61,538	58,846	61,538
AI Fire & Safety		Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	12/20/2024	2/2/2032	-	(449)	-
Aprio		Senior Secured Revolving Loan	S+	4.75%	9.04%	8/1/2024	8/1/2031	-	(499)	-
Lexitas		Senior Secured Revolving Credit Loan	S+	5.00%	9.29%	4/15/2025	4/15/2031	-	(573)	-
Ascend		Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	10/22/2024	8/11/2031	-	(859)	-
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	5.00%	9.29%	3/31/2023	5/2/2029	-	(1,471)	-
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	10.54%	3/31/2023	3/30/2029	—	(2,131)	—
Amplix		Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	10/19/2023	10/18/2029	—	(8,242)	—
									84,745,621	83,854,845
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	5.75%	10.04%	9/22/2021	9/30/2027	4,823,401	4,785,817	4,823,401
Minds + Assembly	(j)	Unitranche Initial Term Loan (First Lien)	S+	5.25%	9.54%	5/3/2023	5/3/2029	4,017,391	3,940,907	4,017,391
OrthoNebraska	(j)	Unitranche Term Loan	S+	6.50%	10.79%	7/31/2023	7/31/2028	3,327,539	3,255,663	3,327,539
PharMedQuest	(j)	Unitranche Term A Loan	S+	5.00%	9.29%	11/6/2019	11/6/2026	3,251,596	3,251,596	3,251,596
Summit Spine		Unitranche Initial Term Loan	S+	4.75%	9.04%	3/21/2025	3/25/2031	3,272,493	3,206,445	3,229,116
Paradigm Oral Health		Senior Secured Initial Term Loan	S+	4.75%	9.04%	9/30/2024	11/16/2028	2,764,705	2,734,535	2,764,705
InterMed	(j)	Unitranche Initial Term Loan	S+	6.50%	10.79%	12/22/2022	12/24/2029	2,963,283	2,902,636	2,734,884
RevHealth	(j)	Unitranche Initial Term Loan	S+	5.75%	10.04%	7/22/2022	7/21/2028	4,163,099	4,114,619	2,640,654
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%	10.04%	5/27/2022	6/13/2029	2,468,205	2,424,886	2,111,087
U.S. Foot and Ankle Specialists		Senior Secured Term Loan	S+	5.75%	10.04%	4/17/2024	9/15/2026	2,024,434	2,010,795	2,004,190
TEAM Services		Senior Secured Incremental Term Loan (First Lien)	S+	5.25%	9.54%	6/28/2024	12/20/2027	1,990,000	1,959,938	1,990,000
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.79%	7/2/2021	7/3/2028	1,926,036	1,920,345	1,882,700
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	9.29%	3/11/2022	4/23/2029	1,790,582	1,767,959	1,768,200
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.29%	5/12/2021	5/18/2028	1,816,090	1,811,618	1,757,067
Blue Cloud		Senior Secured Closing Date Term Loan	S+	5.00%	9.29%	12/13/2021	1/21/2031	1,662,521	1,642,431	1,654,208
nThrive	(k)	Senior Secured Tranche C Term Loan	S+	4.00%	8.29%	11/18/2024	12/15/2028	1,613,125	1,613,125	1,617,158
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+	4.25%	8.54%	10/24/2019	11/20/2026	1,902,000	1,901,025	1,497,036
ImageFirst		Senior Secured Initial Term Loan	S+	3.25%	7.54%	3/12/2025	3/12/2032	1,500,000	1,496,250	1,488,750

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
MedRisk	(k)	Senior Secured 2025 Term Loan (First Lien)	S+	3.00%	7.29%	4/1/2021	5/10/2028	1,471,216	1,466,760	1,477,652
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.25%	8.54%	12/18/2020	12/22/2027	1,440,000	1,431,155	1,440,000
Forefront		Senior Secured Term B-1 Loan	S+	5.50%	9.79%	12/14/2023	3/30/2029	1,481,250	1,455,511	1,402,870
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.79%	11/23/2020	12/22/2027	1,436,250	1,427,392	1,313,171
Nvision		Senior Secured 2024 Initial Term Loan	S+	5.50%	9.79%	10/31/2024	12/31/2028	1,254,389	1,224,243	1,241,845
MB2 Dental		Unitranche Initial Term Loan	S+	5.50%	9.79%	2/5/2024	2/13/2031	1,209,877	1,198,737	1,206,852
Micro Merchant Systems		Unitranche Initial Term Loan	S+	4.50%	8.79%	3/2/2022	12/14/2027	1,102,917	1,095,799	1,100,159
InHealth Medical Alliance	(o)	Unitranche Initial Term Loan	S+	7.00% PIK	11.29%	6/25/2021	6/28/2028	3,594,124	3,576,987	1,078,237
Press Ganey	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.25%	7.54%	4/24/2024	4/30/2031	992,500	983,929	995,497
Radiology Partners	(k)	Senior Secured Term Loan B	S+	4.50%	8.79%	6/26/2025	6/30/2032	1,000,000	990,000	990,000
PharMedQuest		Unitranche Fifth Amendment Incremental Term Loan	S+	5.00%	9.29%	10/27/2023	11/6/2026	982,500	979,061	982,500
Cirtec Medical		Senior Secured U.S. Dollar Term Loan	S+	4.75%	9.04%	1/30/2023	1/30/2029	977,500	956,572	975,056
NSM	(k)	Senior Secured 2025 Refinancing Term Loan	S+	4.75%	9.04%	8/5/2024	5/14/2029	947,850	945,991	954,959
Wedgewood		Senior Secured Initial Term Loan	S+	4.50%	8.79%	2/24/2021	3/31/2028	962,544	957,886	943,294
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	10.29%	6/27/2022	6/28/2029	972,093	932,356	940,500
Forefront		Senior Secured Closing Date Term Loan	S+	4.25%	8.54%	3/23/2022	3/30/2029	970,295	960,150	918,952
VaxCare	(k)	Senior Secured Term Loan	S+	4.50%	8.79%	6/10/2025	6/17/2032	833,333	825,000	825,000
InterMed	(j)	Senior Secured Revolving Loan	S+	6.50%	10.79%	12/22/2022	12/22/2028	863,931	842,333	797,342
Viant	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.00%	8.29%	10/16/2024	10/29/2031	552,371	549,777	548,055
MyEyeDr	(k)	Senior Secured Tenth Amendment Refinancing Term Loan (First Lien)	S+	3.25%	7.54%	4/15/2024	4/15/2031	512,004	512,004	514,656
Performance Health		Senior Secured Term Loan	S+	3.75%	8.04%	2/28/2025	3/19/2032	500,000	495,000	495,000
Cirtec Medical		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.75%	9.04%	7/2/2024	1/30/2029	495,000	489,591	493,763
nThrive	(k)	Senior Secured Tranche D Term Loan	S+	6.75%	11.04%	11/18/2024	12/17/2029	490,000	490,000	491,225
TEAM Services	(k)	Senior Secured Term Loan (First Lien)	S+	5.00%	9.29%	1/25/2024	12/20/2027	492,288	490,544	490,565
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	11.79%	4/11/2023	11/30/2028	488,750	466,167	475,309
AccentCare	(k)	Senior Secured Tranche B Term Loan	S+	4.00%	8.29%	6/15/2021	9/20/2028	480,188	480,188	421,064
nThrive	(k)	Senior Secured Tranche B Term Loan	S+	4.00%	8.29%	11/18/2024	12/15/2028	412,303	412,303	413,334
TEAM Services		Senior Secured Term Loan (Second Lien)	S+	9.00%	13.29%	1/5/2024	12/18/2028	410,000	407,950	410,000
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.50%	8.79%	3/22/2021	2/6/2026	371,153	371,246	366,978
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.50%	8.79%	2/27/2017	2/6/2026	316,045	316,044	312,489
UDG	(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	8.54%	8/6/2021	8/19/2028	315,938	314,596	311,198
Western Dental		Senior Secured Second-Out Term Loan (Tranche B)	S+	1.00%, 6.25% PIK	11.54%	6/14/2024	8/18/2028	529,847	427,094	264,924
Midwest Eye Services		Senior Secured Initial Term Loan	S+	4.50%	8.79%	12/31/2024	8/20/2027	250,273	235,254	249,022
Nvision		Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.79%	10/30/2024	12/31/2028	242,092	238,845	239,671
RevHealth	(j)	Senior Secured Revolving Loan	S+	5.75%	10.04%	7/22/2022	7/21/2028	333,904	333,904	211,795
EyeSouth Partners		Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.79%	11/15/2024	10/5/2029	190,236	188,353	187,858
nThrive	(k)	Senior Secured Tranche A Term Loan	S+	5.25%	9.54%	11/20/2024	12/15/2028	117,097	115,920	117,390
AccentCare		Senior Secured Tranche A Term Loan	S+	5.50%	9.79%	2/5/2024	6/20/2028	119,820	116,006	115,027
InHealth Medical Alliance	(k)	Senior Secured Amendment No. 8 Effective Date Term Loan	S+	8.50% PIK	12.79%	5/30/2025	3/2/2026	108,828	108,828	108,828
Western Dental		Senior Secured First-Out Term Loan (Tranche A-1)	S+	6.50%	10.79%	6/18/2024	5/18/2028	92,798	88,358	92,798
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.04%	3/11/2022	4/21/2028	67,003	63,636	66,166
Summit Spine		Senior Secured Revolving Loan	S+	4.75%	9.04%	3/21/2025	3/25/2031	29,609	20,973	29,217
Nvision		Senior Secured Revolving Loan	S+	5.50%	9.79%	10/31/2024	12/31/2028	23,468	23,468	23,233
Cirtec Medical		Senior Secured Revolving Credit (First Lien)	S+	4.75%	9.04%	1/30/2023	10/31/2028	13,889	13,889	13,854
Blue Cloud		Senior Secured Revolving Loan	S+	5.00%	9.29%	12/13/2021	1/21/2031	-	(1,136)	-
VaxCare	(k)	Senior Secured Revolving Credit	S+	4.50%	8.79%	6/10/2025	6/17/2032	-	(1,667)	-
Midwest Eye Services		Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.79%	12/31/2024	8/20/2027	-	(3,220)	-
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%	10.79%	7/31/2023	7/31/2028	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan (First Lien)	S+	5.25%	9.54%	5/3/2023	5/3/2029	—	(18,789)	—
									76,721,854	71,606,987

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.25%	9.54%	6/13/2022	6/30/2028	$5,068,896	$4,997,610	$5,068,896
Cerity Partners		Unitranche Initial Term Loan	S+	5.25%	9.54%	7/28/2022	7/28/2029	4,531,362	4,483,173	4,531,362
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	7/22/2021	7/31/2028	3,860,000	3,848,783	3,562,462
Prime Pensions	(j)	Unitranche Initial Term Loan	S+	5.25%	9.54%	2/20/2024	2/26/2030	2,679,657	2,608,724	2,679,657
EPIC Insurance		Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.79%	8/27/2021	9/29/2028	2,170,174	2,150,322	2,148,472
Steward Partners		Senior Secured Closing Date Term B Loan	S+	4.75%	9.04%	12/8/2023	10/14/2028	1,986,772	1,956,521	1,986,772
Beta+		Senior Secured Initial Term Loan	S+	5.75%	10.04%	6/24/2022	7/2/2029	1,945,000	1,863,908	1,901,238
OneDigital	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	3.00%	7.29%	6/13/2024	7/2/2031	1,486,861	1,479,985	1,486,400
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.50%	8.79%	3/29/2022	6/1/2028	1,476,683	1,469,491	1,472,991
Orion	(k)	Senior Secured 2024 Refinancing Term Loan	S+	3.75%	8.04%	8/4/2020	9/24/2030	1,433,052	1,427,303	1,442,295
SIAA	(j)	Unitranche Seventh Amendment Incremental Term Loan	S+	4.75%	9.04%	4/21/2021	4/30/2030	1,134,060	1,123,763	1,134,060
Osaic	(k)	Senior Secured Term B-4 Loan	S+	3.50%	7.79%	8/16/2023	8/17/2028	1,001,050	994,346	1,004,514
Alera	(k)	Senior Secured Term Loan (First Lien)	S+	3.25%	7.54%	5/21/2025	5/30/2032	1,000,000	995,000	1,004,125
LERETA		Senior Secured Initial Term Loan	S+	5.25%	9.54%	7/27/2021	7/30/2028	962,500	957,438	924,000
Cherry Bekaert		Unitranche Amendment No. 1 Term Loan	S+	5.25%	9.54%	10/11/2023	6/30/2028	715,464	705,236	715,464
Frazier & Deeter		Senior Secured Term Loan Facility	S+	4.50%	8.79%	4/30/2025	5/2/2032	500,000	493,235	496,250
Confluence		Senior Secured Term Loan (Priority)	S+	5.00%	9.29%	2/14/2025	7/30/2028	377,264	377,264	348,183
Cerity Partners		Senior Secured Initial Revolving Loan	S+	5.25%	9.54%	7/28/2022	7/28/2028	143,369	143,369	143,369
SIAA		Unitranche Seventh Amendment Incremental Term Loan	S+	4.75%	9.04%	3/24/2025	4/30/2030	140,045	135,801	140,045
Beta+		Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	6/24/2022	7/1/2027	110,515	104,299	108,029
Cherry Bekaert		Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	6/13/2022	6/30/2028	107,266	107,266	107,266
EPIC Insurance		Senior Secured Refinancing Revolving Loan	S+	4.50%	8.79%	8/27/2021	9/29/2028	68,319	68,049	67,635
Frazier & Deeter		Senior Secured Revolving Facility	S+	4.50%	8.79%	4/30/2025	5/2/2031	-	(882)	-
Steward Partners		Senior Secured Revolving Loan	S+	4.75%	9.04%	12/20/2023	10/14/2028	—	(5,944)	—
Prime Pensions	(j)	Senior Secured Revolving Credit	S+	5.25%	9.54%	2/20/2024	2/26/2030	—	(7,619)	—
									32,476,441	32,473,485
Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	10.04%	3/25/2022	3/31/2028	3,880,000	3,838,999	3,850,900
Flow Control Group	(k)	Senior Secured Amendment No. 11 Term Loan (First Lien)	S+	3.25%	7.54%	3/17/2021	3/31/2028	3,598,208	3,592,713	3,605,278
Plaskolite		Unitranche Initial Term Loan	S+	4.00%, 3.00% PIK	11.29%	5/5/2025	5/9/2030	3,007,750	2,943,044	2,985,192
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.25%	9.54%	6/15/2022	8/12/2029	2,895,326	2,927,419	2,862,754
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	6.00%	10.29%	9/30/2022	7/29/2029	2,275,000	2,233,677	2,184,000
Shaw		Senior Secured Initial Senior Term Facility	S+	6.00%	10.29%	9/30/2023	10/30/2029	1,764,894	1,736,655	1,725,183
Radwell		Unitranche Initial Term Loan	S+	5.50%	9.79%	3/11/2022	4/1/2029	1,619,808	1,605,024	1,607,659
Antylia Scientific	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.29%	5/16/2025	5/27/2032	1,500,000	1,462,500	1,462,500
Air Control Concepts	(k)	Senior Secured Closing Date Term Loan	S+	2.75%	7.04%	7/16/2024	7/23/2031	999,773	997,732	1,001,337
Trystar		Senior Secured Initial Term Loan	S+	4.50%	8.79%	7/31/2024	8/6/2031	995,000	984,397	992,513
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	11.29%	3/31/2023	3/31/2030	945,910	925,343	929,357
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	10.29%	5/26/2022	5/31/2029	972,500	924,196	855,800
Associated Springs		Senior Secured Initial Term Loan	S+	5.75%	10.04%	3/7/2024	4/4/2030	707,959	693,622	707,959
Ohio Transmission		Unitranche Initial Term Loan	S+	5.50%	9.79%	12/12/2023	12/19/2030	547,030	536,772	547,030

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Associated Springs		Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.75%	10.04%	11/25/2024	4/4/2030	546,780	536,515	546,780
TriMark		Senior Secured Initial Tranche B Loan	S+	2.00%, 3.25% PIK	9.54%	1/16/2024	6/30/2029	682,847	682,847	543,717
nVent	(k)	Senior Secured Initial Term Loan	S+	3.50%	7.79%	9/30/2024	1/30/2032	500,000	497,500	503,783
Circor	(k)	Senior Secured Initial Term Loan	S+	3.25%	7.54%	10/9/2024	10/17/2031	498,750	497,583	502,022
Chromalloy	(k)	Senior Secured Term Loan	S+	3.75%	8.04%	3/22/2024	3/27/2031	495,000	490,729	496,391
Trystar		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.50%	8.79%	9/5/2024	8/6/2031	497,500	492,135	493,769
AGCO G&P	(k)	Senior Secured Initial Term Loan	S+	5.00%	9.29%	10/8/2024	10/31/2031	498,750	494,065	491,568
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.50%	7.79%	3/5/2020	5/19/2028	475,189	475,189	478,627
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	2/24/2021	3/2/2028	480,188	479,691	470,584
Pegasus		Senior Secured Initial Term Loan	S+	4.75%	9.04%	1/24/2024	1/19/2031	384,246	377,592	383,286
SupplyHouse	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.29%	6/19/2025	7/1/2032	375,000	373,125	373,125
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	10.29%	8/11/2022	7/29/2028	192,858	182,453	185,143
Ohio Transmission		Senior Secured Initial Revolving Loan	S+	5.50%	9.79%	12/19/2023	12/19/2029	34,667	33,973	34,667
Radwell		Senior Secured Revolving Loan	S+	5.50%	9.79%	3/11/2022	4/1/2029	23,999	22,799	23,819
Plaskolite		Senior Secured Revolving Credit Loan	S+	7.00%	11.29%	5/5/2025	2/7/2030	14,816	14,238	14,705
SupplyHouse	(k)	Senior Secured Revolving Loan	S+	4.00%	8.29%	6/19/2025	7/1/2032	-	(625)	-
Associated Springs		Senior Secured Revolving Loan	S+	5.75%	10.04%	3/7/2024	4/4/2030	—	(1,888)	—
Trystar		Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	7/31/2024	8/6/2031	—	(2,727)	—
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	3/25/2022	3/31/2028	—	(2,954)	—
									31,044,333	30,859,448
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	5.00%	9.29%	11/1/2022	11/1/2029	5,068,387	4,980,601	5,068,387
Smart Start		Senior Secured 2025 Refinancing Term B Loan (First Lien)	S+	4.25%	8.54%	12/10/2021	12/16/2028	2,932,650	2,925,772	2,910,655
Apex Service Partners		Unitranche 2024 Term Loan	S+	5.00%	9.29%	10/16/2023	10/24/2030	2,674,409	2,650,705	2,661,037
A Place For Mom		Senior Secured Term Loan	S+	4.50%	8.79%	7/28/2017	2/10/2026	2,138,856	2,138,880	2,096,079
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	12.04%	12/10/2021	12/16/2029	2,000,000	1,978,275	1,985,000
Taxwell		Senior Secured Initial Term Loan	S+	4.25%	8.54%	6/17/2024	6/26/2031	1,984,855	1,967,225	1,979,893
Rover		Senior Secured Initial Term Loan	S+	4.75%	9.04%	2/16/2024	2/27/2031	1,983,722	1,959,868	1,953,966
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.54%	12/10/2021	12/15/2028	1,455,000	1,447,017	1,444,088
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	5.25%	9.54%	10/25/2023	1/9/2029	1,036,494	1,021,913	1,026,129
United Air Temp	(j)	Unitranche Initial Term Loan	S+	5.50%	9.79%	2/14/2024	3/28/2030	1,113,018	1,082,688	1,007,114
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	8/19/2021	8/31/2028	965,000	959,335	948,113
Spring Education	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.29%	10/5/2023	10/4/2030	935,750	935,750	940,794
Crash Champions	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.04%	2/7/2024	2/23/2029	990,000	988,069	927,571
All My Sons		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	9.04%	6/4/2024	10/25/2028	493,198	487,042	487,033
R. F. Fager		Senior Secured Initial Term Loan	S+	5.00%	9.29%	5/16/2025	3/4/2030	332,001	326,321	329,511
Apex Service Partners		Unitranche Second Amendment Incremental Term Loan	S+	5.00%	9.29%	4/24/2025	10/24/2030	281,037	277,130	279,632
United Air Temp		Senior Secured Revolving Loan	S+	5.50%	9.79%	2/14/2024	3/28/2030	210,799	210,799	190,741
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	5.00%	9.29%	11/1/2022	11/1/2028	84,617	74,463	84,617
R. F. Fager		Senior Secured Revolving Loan	S+	5.00%	9.29%	5/16/2025	3/4/2030	-	(1,044)	-
Apex Service Partners		Senior Secured 2024 Revolving Credit Loan	S+	5.00%	9.29%	10/16/2023	10/24/2029	—	(1,461)	—
Rover		Senior Secured Revolving Loan	S+	4.75%	9.04%	2/16/2024	2/27/2031	—	(2,250)	—
									26,407,098	26,320,360

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
High Tech Industries
Planview	(k)	Senior Secured 2024-B Incremental Term Loan (First Lien)	S+	3.50%	7.79%	12/11/2020	12/17/2027	3,044,282	3,031,452	2,969,317
Ivanti Software		Senior Secured 2025-1 Term Loan (First Lien)	S+	4.75%	9.04%	11/20/2020	6/1/2029	2,888,012	2,868,759	2,601,471
Idera	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	3.50%	7.79%	6/27/2017	3/2/2028	2,514,947	2,515,070	2,365,358
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%	8.29%	3/19/2021	4/24/2028	2,406,250	2,400,141	2,290,750
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%	11.29%	5/17/2022	8/15/2030	2,000,000	1,954,291	1,945,000
Intermedia		Unitranche 2024 Refinancing Term Loan (First Lien)	S+	5.25%	9.54%	4/4/2024	4/4/2029	1,883,156	1,883,156	1,883,156
HelpSystems	(k)	Senior Secured Seventh Amendment Refinancing Term Loan	S+	4.00%	8.29%	12/19/2019	11/19/2026	1,919,091	1,916,930	1,833,279
Xplor Technologies		Senior Secured First Amendment Refinancing Term Loan	S+	3.50%	7.79%	6/14/2024	6/24/2031	1,488,750	1,482,144	1,488,750
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	9.54%	12/16/2021	12/21/2028	1,451,250	1,443,195	1,436,738
ORBCOMM	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	8.54%	6/17/2021	9/1/2028	1,458,634	1,416,563	1,324,804
SmartBear	(k)	Senior Secured 2024 Term Loan	S+	4.00%	8.29%	11/20/2020	3/3/2028	965,081	960,765	970,104
Options IT		Senior Secured Initial Term Loan	S+	4.50%	8.79%	9/20/2024	9/30/2031	739,872	728,038	738,022
Aptean		Unitranche Initial Term Loan	S+	4.75%	9.04%	1/1/2024	1/30/2031	585,456	580,614	583,993
Qlik	(k)	Senior Secured Second Amendment Refinancing Term Loan (First Lien)	S+	3.25%	7.54%	12/31/2024	10/26/2030	498,744	497,494	501,654
NCR Voyix	(k)	Senior Secured Term Loan	S+	3.00%	7.29%	9/24/2024	9/30/2031	497,500	495,227	499,055
Inhabit		Senior Secured Initial Term Loan	S+	4.50%	8.79%	12/10/2024	1/12/2032	500,000	497,290	498,750
LightBox		Senior Secured Initial Term Loan	S+	5.50%	9.79%	1/10/2025	1/13/2030	498,750	491,587	496,256
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	8/10/2021	10/8/2028	483,750	481,242	466,335
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.79%	5/17/2022	8/15/2029	487,500	478,055	406,270
Ivanti Software		Senior Secured Initial Term Loan (First Lien)	S+	5.75%	10.04%	5/6/2025	6/1/2029	390,124	370,334	390,124
insightsoftware		Unitranche Initial Term Loan	S+	5.25%	9.54%	7/16/2024	5/25/2028	392,859	391,513	388,930
Options IT		Senior Secured Revolving Loan	S+	4.50%	8.79%	9/20/2024	3/31/2031	24,124	22,784	24,064
insightsoftware		Senior Secured Revolving Loan	S+	5.25%	9.54%	3/26/2024	5/25/2028	9,700	9,045	9,603
Inhabit		Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	12/10/2024	1/12/2032	-	(439)	-
LightBox		Senior Secured Revolving Loan	S+	5.50%	9.79%	1/10/2025	1/13/2030	-	(494)	-
									26,914,756	26,111,783
Containers, Packaging & Glass
Brook & Whittle		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.29%	12/9/2021	12/14/2028	$3,052,265	$3,037,914	$2,592,243
Anchor Packaging	(k)	Senior Secured Amendment No.5 Term Loan (First Lien)	S+	3.25%	7.54%	7/17/2019	7/18/2029	2,433,896	2,427,324	2,449,412
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	3.75%	8.04%	12/15/2021	12/16/2028	2,000,352	1,988,498	1,995,351
TricorBraun	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	3.25%	7.54%	1/29/2021	3/3/2028	1,764,457	1,760,369	1,764,616
Resource Label Group		Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	8.54%	7/2/2021	7/7/2028	1,813,956	1,809,409	1,641,630
Tekni-Plex	(k)	Senior Secured Tranche B-7 Initial Term Loan	S+	3.75%	8.04%	3/27/2024	9/15/2028	1,601,995	1,600,265	1,576,171
Technimark		Senior Secured 2024-1 Refinancing Term Loan (First Lien)	S+	3.25%	7.54%	6/30/2021	4/14/2031	1,444,190	1,440,715	1,418,917
Intertape Polymer	(k)(m)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	9.04%	6/15/2022	6/28/2028	1,368,077	1,331,871	1,333,799
Balcan	(n)	Senior Secured Initial Term B Loan (First Lien)	S+	4.75%	9.04%	10/10/2024	10/18/2031	997,500	978,772	985,031
Five Star Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.54%	4/27/2022	5/5/2029	983,692	973,351	983,692
Transcendia		Unitranche Term Loan	S+	6.50%	10.79%	5/23/2024	11/23/2029	992,500	975,961	982,575
Lacerta		Senior Secured Term Loan	S+	5.50%	9.79%	2/8/2021	12/30/2026	955,000	951,633	923,963
SupplyOne	(k)	Senior Secured Term B Loan	S+	3.50%	7.79%	3/27/2024	4/19/2031	493,763	489,536	496,187
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	10.54%	7/18/2023	7/19/2029	492,500	479,821	482,650
Golden West Packaging		Senior Secured Initial Term Loan	S+	5.25%	9.54%	11/29/2021	12/1/2027	437,500	435,245	350,000
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	10.54%	7/18/2023	7/19/2028	—	(3,233)	—
									20,677,451	19,976,237

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Beverage, Food & Tobacco
Beverage, Food & Tobacco
Dessert Holdings	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.29%	6/7/2021	6/9/2028	2,908,634	2,875,242	2,876,639
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	11.54%	12/13/2021	12/14/2029	2,500,000	2,484,576	2,475,000
Purfoods		Senior Secured 2024 Term Loan	S+	5.00%	9.29%	6/24/2024	8/12/2027	2,000,000	1,986,106	2,000,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.29%	12/13/2021	12/14/2028	1,935,000	1,923,111	1,915,650
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.50%	8.79%	4/7/2022	5/18/2029	1,801,429	1,780,308	1,801,429
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	8.29%	8/13/2021	8/28/2028	965,000	959,952	954,144
Hissho Sushi		Unitranche Amendment No. 1 Incremental Term Loan	S+	4.50%	8.79%	8/7/2024	5/18/2029	519,881	514,565	519,881
Golden State Foods	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.54%	10/7/2024	12/4/2031	496,262	492,738	499,265
Rise Baking		Senior Secured Initial Term Loan	S+	5.00%	9.29%	10/24/2024	11/4/2031	497,500	490,470	495,013
Hometown Food	(k)	Senior Secured Closing Date Term B Loan	S+	4.50%	8.79%	4/22/2025	6/3/2030	498,750	494,602	494,613
MBC Companies		Senior Secured Second Amendment Term B Loan	S+	4.75%	9.04%	1/6/2025	7/7/2029	497,500	492,759	493,769
Trilliant 2024		Senior Secured 2024 Refinancing Term Loan	S+	6.50%	10.79%	11/20/2024	11/30/2029	493,750	484,615	486,344
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	4/7/2022	5/18/2029	-	(667)	-
									14,978,377	15,011,747
Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.54%	8/6/2021	8/19/2028	3,388,767	3,369,528	3,320,992
Kenco		Senior Secured Initial Term Loan	S+	4.75%	9.04%	6/5/2024	11/15/2029	2,885,776	2,876,742	2,856,918
Capstone Logistics		Senior Secured 2024 Term Loan (First Lien)	S+	4.50%	8.79%	11/12/2020	11/13/2029	2,048,104	2,039,737	2,032,743
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	8.29%	11/7/2024	4/8/2030	1,930,300	1,927,530	1,937,780
Worldwide Express	(k)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	4.00%	8.29%	11/8/2024	7/26/2028	1,447,500	1,447,500	1,449,338
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	9.54%	4/14/2022	12/15/2028	1,186,957	1,180,220	1,139,478
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	9.79%	3/11/2022	12/29/2028	951,342	940,175	934,693
St. George Logistics		Senior Secured Second-Out Closing Date Purchased Term Loan	S+	1.00%, 6.50% PIK	11.79%	10/3/2024	10/3/2029	917,077	917,077	917,077
St. George Logistics		Senior Secured Third-Out Closing Date Purchased Term Loan	S+	1.00%, 6.00% PIK	11.29%	10/3/2024	10/3/2029	456,989	456,989	173,656
Kenco		Senior Secured Revolving Credit Loan	S+	4.75%	9.04%	6/5/2024	11/15/2029	91,317	89,034	90,404
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	4/14/2022	12/17/2027	71,111	70,222	68,267
									15,314,754	14,921,346
Construction & Building
PlayPower		Unitranche Initial Term Loan	S+	5.25%	9.54%	8/26/2024	8/28/2030	2,481,250	2,447,879	2,462,641
A1 Garage Door Service	(j)	Unitranche Term Loan A	S+	4.50%	8.79%	12/22/2022	12/22/2028	2,229,056	2,182,756	2,229,056
Cook & Boardman		Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	10.29%	5/29/2024	3/4/2030	1,988,996	1,972,409	1,984,023
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	9.04%	10/2/2019	11/30/2027	1,731,544	1,728,285	1,662,282
Specialty Products & Insulation		Senior Secured Tranche B-1 Term Loan	S+	4.50%	8.79%	3/16/2022	12/21/2027	969,023	964,049	964,178
Dodge Construction Network		Senior Secured Tranche B Term Loan (First Lien)	S+	4.75%	9.04%	11/14/2024	2/28/2029	606,512	606,512	603,479
Terra Millennium	(k)	Senior Secured Initial Term Loan	S+	4.75%	9.04%	10/25/2024	11/1/2030	498,750	493,705	500,777
Electric Power Engineers		Senior Secured Term Loan	S+	4.50%	8.79%	11/27/2024	12/15/2031	500,000	494,207	496,250
RailPros		Unitranche Initial Term Loan	S+	4.50%	8.79%	4/23/2025	5/24/2032	500,000	494,231	496,250
DynaGrid		Senior Secured Initial Term Loan	S+	4.75%	9.04%	1/7/2025	2/13/2032	500,000	490,000	496,250
Playcore	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	8.04%	2/14/2024	2/20/2030	493,769	487,693	495,623
Dodge Construction Network		Senior Secured Tranche A New Money Term Loan (First Lien)	S+	6.25%	10.54%	11/14/2024	1/31/2029	437,363	433,421	435,176
DynaGrid		Senior Secured Revolving Credit Facility	S+	4.75%	9.04%	1/7/2025	1/7/2031	-	(539)	-
RailPros		Senior Secured Revolving Loan	S+	4.50%	8.79%	4/23/2025	5/24/2032	-	(807)	-
Electric Power Engineers		Senior Secured Revolving Loan	S+	4.50%	8.79%	11/27/2024	12/15/2031	-	(968)	-
PlayPower		Senior Secured Revolving Loan	S+	5.25%	9.54%	8/26/2024	8/28/2030	-	(5,768)	-
A1 Garage Door Service	(j)	Senior Secured Revolving Loan	S+	4.50%	8.79%	12/22/2022	12/22/2028	—	(8,264)	—
									12,778,801	12,825,985

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	5.25%	9.54%	5/26/2023	5/29/2029	4,190,141	4,100,489	4,190,141
Highline		Senior Secured 2025-1 Term Loan (First Lien)	S+	3.50%	7.79%	2/13/2025	2/19/2030	1,990,000	1,985,000	1,980,050
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.79%	7/26/2021	7/28/2028	1,914,294	1,911,844	1,877,425
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	9.54%	6/30/2022	7/25/2029	2,068,142	1,936,968	1,776,824
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.75%	8.04%	1/20/2021	1/31/2028	1,436,250	1,436,250	1,291,009
Engine & Transmission Exchange	(j)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	5.25%	9.54%	3/21/2025	5/29/2029	341,197	336,922	341,197
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	5.25%	9.54%	5/26/2023	5/29/2029	51,308	35,916	51,308
									11,743,389	11,507,954
Aerospace & Defense
Electro Methods		Senior Secured Initial Term Loans	S+	4.75%	9.04%	2/6/2025	2/23/2032	3,000,000	2,956,407	2,970,000
HDT Global		Senior Secured Initial Term Loan	S+	1.00%, 5.50% PIK	10.79%	6/30/2021	1/7/2028	3,372,956	3,328,350	2,361,069
Whitcraft		Senior Secured Initial Term Loan	S+	6.50%	10.79%	3/31/2023	2/15/2029	1,955,000	1,901,790	1,933,006
SMX	(k)	Senior Secured Term Loan	S+	4.50%	8.79%	2/6/2025	2/6/2032	997,500	987,818	1,001,241
Novaria Group	(k)	Senior Secured Initial Term Loan	S+	3.25%	7.54%	6/4/2024	6/6/2031	992,513	988,166	990,031
API Technologies		Senior Secured Term B-2 Loan (First Lien)	S+	1.00%, 6.00% PIK	11.29%	1/15/2020	5/9/2027	1,091,897	1,086,795	928,112
API Technologies		Senior Secured Term B-1 Loan (First Lien)	S+	1.00%, 6.00% PIK	11.29%	11/3/2023	3/25/2027	96,217	95,372	81,785
Whitcraft		Senior Secured Revolving Loan	S+	6.50%	10.79%	3/31/2023	2/15/2029	50,000	39,286	49,438
Electro Methods		Senior Secured Revolving Credit Facility	S+	4.75%	9.04%	2/6/2025	2/23/2032	—	(12,191)	—
									11,371,793	10,314,682
Chemicals, Plastics & Rubber
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	10.04%	12/18/2020	12/22/2027	2,888,175	2,855,885	2,743,766
Shrieve		Unitranche Initial Term Loan	S+	6.00%	10.29%	9/23/2024	10/30/2030	2,487,500	2,437,739	2,475,063
USALCO	(k)	Senior Secured Initial Term Loan	S+	4.00%	8.29%	9/17/2024	9/30/2031	995,000	990,502	1,001,716
Boyd Group	(k)	Senior Secured 2024 Term Loan (First Lien)	S+	4.25%	8.54%	7/19/2024	7/29/2029	992,500	979,571	993,587
Chase		Senior Secured Initial Term Loan	S+	4.00%	0.00%	4/2/2025	4/9/2032	500,000	495,000	496,250
Americhem		Senior Secured Initial Term Loan	S+	4.75%	9.04%	2/5/2025	3/1/2032	500,000	494,534	496,250
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	8.54%	12/3/2021	6/30/2028	481,166	476,822	457,108
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	12/18/2020	12/22/2027	386,432	376,302	367,110
Polytek	(o)	Senior Secured Term Loan	S+	8.25% PIK	12.54%	12/23/2020	8/15/2026	482,675	482,675	241,337
Mold-Rite		Senior Secured New Money Tranche A-1 Term Loan	S+	5.25%	9.54%	6/11/2024	10/4/2028	136,841	130,142	136,841
Americhem		Senior Secured Revolving Loan	S+	4.75%	9.04%	2/5/2025	3/1/2032	—	(909)	—
									9,718,263	9,409,028
Environmental Industries
Alliance Environmental Group	(j) (o)	Unitranche Initial Term Loan	S+	6.00%	10.29%	12/30/2021	12/30/2027	4,591,556	4,551,011	3,023,081
Denali Water Solutions	(k)	Senior Secured Closing Date Term Loan	S+	4.25%	8.54%	3/18/2021	3/27/2028	1,920,000	1,910,340	1,890,173
Crystal Clean		Senior Secured Initial Term Loan	S+	3.75%	8.04%	10/5/2023	10/17/2030	1,478,734	1,458,561	1,471,341
Miller Environmental		Senior Secured Initial Term Loan	S+	4.75%	9.04%	9/4/2024	9/10/2031	1,413,947	1,386,596	1,403,343
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	5.25%	9.54%	11/5/2021	10/29/2027	482,500	480,276	466,819
Denali Water Solutions	(k)	Senior Secured Amendment No. 3 Term Loan	S+	4.63%	8.92%	5/5/2022	3/27/2028	457,973	449,478	450,858
Alliance Environmental Group	(j) (o)	Senior Secured Revolving Loan	S+	6.00%	10.29%	12/30/2021	12/30/2027	331,126	324,503	218,013
Keter Environmental Services		Senior Secured Revolving Loan	S+	5.25%	9.54%	11/5/2021	10/29/2027	27,132	26,357	26,250
Alliance Environmental Group		Senior Secured Priority Revolving Loan	S+	6.00%	10.29%	6/23/2025	12/30/2027	8,278	8,278	5,450
Miller Environmental		Senior Secured Revolving Loan	S+	4.75%	9.04%	9/4/2024	9/10/2031	-	(6,014)	-
									10,589,386	8,955,328
Wholesale
GME Supply		Unitranche Initial Term Loan	S+	6.25%	10.54%	7/5/2023	7/6/2029	3,737,393	3,677,921	3,737,393
Carlisle Foodservice		Senior Secured Initial Term Loan	S+	5.00%	9.29%	9/29/2023	10/2/2030	1,086,283	1,064,768	1,083,567
RelaDyne	(k)	Senior Secured Term B Loan (First Lien)	S+	4.00%	8.29%	6/30/2025	12/23/2030	498,744	497,497	500,931
GME Supply		Senior Secured Revolving Loan	S+	6.25%	10.54%	7/5/2023	7/6/2029	62,867	49,036	62,867
Carlisle Foodservice		Senior Secured Revolving Loan	S+	5.00%	9.29%	9/29/2023	10/2/2029	—	(3,223)	—
									5,285,999	5,384,758

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	7.00%	11.29%	11/21/2023	11/21/2029	$4,443,750	$4,373,912	$4,365,984
Augusta Sportswear		Senior Secured Revolving Credit Loan	S+	7.00%	11.29%	11/21/2023	11/21/2028	—	(5,565)	—
									4,368,347	4,365,984
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	6.25%	10.54%	5/23/2022	9/17/2029	1,786,519	1,760,382	1,786,519
MediaRadar		Unitranche 2023 Incremental Term Loan	S+	6.25%	10.54%	10/31/2023	9/17/2029	942,793	924,311	942,793
MediaRadar	(j)	Senior Secured Revolving Loan	S+	6.25%	10.54%	9/16/2022	9/17/2029	—	(10,168)	—
									2,674,525	2,729,312
Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	8.79%	8/16/2019	9/30/2026	1,586,202	1,586,202	1,574,305
									1,586,202	1,574,305
Retail
Varsity Brands	(k)	Senior Secured 2025 Replacement Term Loan	S+	3.50%	7.79%	7/26/2024	8/26/2031	997,500	992,992	998,592
StubHub		Senior Secured Extended USD Term B Loan	S+	4.75%	9.04%	1/31/2020	3/15/2030	468,094	464,350	452,881
									1,457,342	1,451,473
Media: Diversified & Production
Cast & Crew	(k)	Senior Secured Incremental Facility No. 2 Incremental Term Loan (First Lien)	S+	3.75%	8.04%	4/30/2024	12/29/2028	987,209	982,209	935,647
Spectrum Science		Senior Secured 2024 Incremental Term Loan	S+	5.00%, 2.75% PIK	12.04%	1/17/2024	2/1/2029	507,738	493,929	491,237
									1,476,138	1,426,884
Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	11.79%	10/19/2016	7/21/2025	860,784	856,050	688,627
Encore		Senior Secured Initial Term Loan	S+	5.00%	9.29%	11/18/2024	12/5/2031	498,750	489,359	496,256
Encore		Senior Secured Revolving Loan	S+	5.00%	9.29%	11/18/2024	12/5/2029	—	(1,094)	—
									1,344,315	1,184,883
Utilities: Electric
Power Grid Components		Senior Secured Initial Term Loan	S+	4.75%	9.04%	7/24/2024	12/2/2030	992,469	992,469	989,987
									992,469	989,987
Energy: Electricity
Franklin Energy		Senior Secured Term B Loan (First Lien)	S+	4.00%	8.29%	8/14/2019	8/14/2026	942,500	942,003	928,363
									942,003	928,363
Energy: Oil & Gas
AmSpec		Senior Secured Amendment No. 1 Other Term Loan	S+	3.50%	7.79%	12/12/2024	12/22/2031	500,000	497,616	496,250
									497,616	496,250
	Total Bank Loans								$406,107,273	$394,681,414

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (1.7%) (g) (h) (Continued):
Services: Business
Vortex	(j) (o) (p)	LP Common Units				9/1/2023		190	$189,759	$555,608
InnovateMR	(j) (o) (q)	Class A Units				12/16/2021		387	387,311	462,828
Industrial Services Group	(j) (o) (r)	Class A Units				12/7/2022		238	238,095	338,617
Amplix	(j) (o) (s)	Class A-2 Units				10/19/2023		23,810	238,095	287,944
AI Fire & Safety	(j) (o) (t)	Class A Units				12/20/2024		233,607	233,607	233,607
Golden Source	(j) (o) (u)	Class A Units				3/25/2022		117,371	117,371	211,682
VC3	(j) (o) (v)	Class A Units				9/16/2022		16,958	70,778	103,950
Heartland	(o) (w)	Co-Invest Units				12/12/2023		889	88,889	81,251
Liberty Group	(j) (o) (x)	Series A-Preferred Units				6/6/2022		113,636	113,636	46,091
Industrial Services Group	(j) (o) (y)	Class A-1 Units				3/10/2025		7	9,942	10,005
OSG Billing Services	(o) (z)	Class A Units				11/30/2023		27,208	—	—
									1,687,483	2,331,583
Healthcare & Pharmaceuticals
Minds + Assembly	(j) (o) (aa)	Class A Units				5/3/2023		217	217,391	364,757
OrthoNebraska	(j) (o) (ab)	Class A Units				7/31/2023		24,245	242,452	309,564
Summit Spine	(o) (ac)	Class A Units				3/21/2025		2,388	238,847	247,926
Ivy Rehab	(o) (ad)	Class A Units				3/11/2022		100	100,000	123,315
InterMed	(j) (o) (ae)	Class A Units				12/22/2022		2,484	248,380	42,673
RevHealth	(j) (o) (af)	Class A-1 Units				7/22/2022		20,548	205,479	—
									1,252,549	1,088,235
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (ag)	Class A Units				6/30/2022		129,870	129,870	352,159
American Beacon Advisors	(o) (ah)	Common Units				12/29/2023		16,071	-	273,207
Prime Pensions	(j) (o) (ai)	LP Interest				2/20/2024		238,095	238,095	219,504
Beta+	(o) (aj)	Class A-2 Common Stock				9/15/2023		2,470	24,700	19,009
									392,665	863,879
High Tech Industries
PracticeTek	(j) (o) (ak)	Class A Units				11/22/2021		616,814	649,236	772,368
									649,236	772,368
Construction & Building
A1 Garage Door Service	(j) (o) (al)	Class A Common Units				12/22/2022		273	272,727	627,804
DynaGrid	(j) (o) (am)	Class A-2 Units				1/7/2025		59,524	59,524	59,524
									332,251	687,328
Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (an)	Class A Units				4/7/2022		25,000	200,046	537,586
									200,046	537,586

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of June 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Services: Consumer
Ned Stevens 2022-2	(j) (o) (ao)	Class B Common Units				11/1/2022		279	278,990	327,867
United Air Temp	(j) (o) (ap)	Class A Units				2/14/2024		110,947	110,947	34,539
									389,937	362,406
Automotive
Engine & Transmission Exchange	(j) (o) (aq)	Class A-1 Units				5/26/2023		211,268	211,268	237,814
									211,268	237,814
Wholesale
GME Supply	(j) (o) (ar)	Class A Units				6/30/2023		272	272,422	189,224
									272,422	189,224
Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (as)	Class A-1 Units				9/16/2022		147,000	147,000	145,473
									147,000	145,473
Consumer Goods: Durable
Careismatic	(o) (at)	Class A Units				6/13/2024		3,522	209,625	132,016
									209,625	132,016
Chemicals, Plastics & Rubber
Vertellus	(o) (au)	Series A Units				12/22/2020		1,651	165,138	74,433
									165,138	74,433
Environmental Industries
Alliance Environmental Group	(j) (o) (av)	A-1 Preferred Units				9/30/2019		331	331,126	-
									331,126	-
	Total Equity and Preferred Shares								$6,240,746	$7,422,345
Total Portfolio Investments (aw)									$412,348,019	$402,103,759

(^) The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).

(a) All companies are located in the United States of America, unless otherwise noted.

(b) Interest rate percentages represent actual interest rates as of June 30, 2025, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(j) Three affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with the Company in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.

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

(t) Represents an investment in Firebird Co-Invest L.P., a holding company for the investment in AI Fire & Safety.

The accompanying notes are an integral part of these financial statements.

(u) Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

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

(ab) Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

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

(aw) At June 30, 2025, the cost of investments for income tax purposes was $412,019,263, the gross unrealized depreciation for federal tax purposes was $15,225,439, the gross unrealized appreciation for federal income tax purposes was $5,309,935, and the net unrealized depreciation was $9,915,504.

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

(j) Three affiliated funds, Audax Direct Lending Solutions Fund - A, L.P., Audax Direct Lending Solutions Fund - C, L.P., and Audax Direct Lending Solutions Fund - D, L.P., co-invested with the Company in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.

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

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company's financial position or the result of operations as previously reported.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of June 30, 2025 or December 31, 2024. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2025, the Company held three investments on non-accrual, which represented 2.17% and 1.13% of the Company’s total portfolio at cost and fair market value, respectively. As of December 31, 2024, the Company had two investments on non-accrual, which represented 0.97% and 0.53% of the Company’s total portfolio at cost and fair market value, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company held 314 and 295 investments in loans with OID, respectively. The unamortized balance of OID investments as of June 30, 2025 and December 31, 2024 totaled $4,720,030 and $4,948,990, respectively. For the three and six months ended June 30, 2025, the Company accrued OID income in the amount of $225,206 and $456,536, respectively. For the three and six months ended June 30, 2024, the Company accrued OID income in the amount of $209,198 and $417,283, respectively.

As of June 30, 2025, the Company held 14 investments that had a PIK interest component. As of December 31, 2024, the Company held 12 investments that had a PIK interest component. During the three and six months ended June 30, 2025, the Company accrued PIK income in the amount of $201,105 and $511,240, respectively. During the three and six months ended June 30, 2024, the Company accrued PIK income in the amount of $23,066 and $207,149, respectively.

As of June 30, 2025 and December 31, 2024, the Company held $23,664,062 and $19,737,091 cash and cash equivalents, respectively. For the three and six months ended June 30, 2025, the Company earned $47,701 and $107,093, respectively, of interest income related to cash, which is included in interest on cash within the accompanying statement of operations. For the three and six months ended June 30, 2024, the Company earned $156,767 and $242,627, respectively, of interest income related to cash, which is included in interest on cash within the accompanying statement of operations.

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

For the three and six months ended June 30, 2025, the Company accrued $13,128 and $39,118 of other income, respectively, related to amendment fees. For the three and six months ended June 30, 2024, the Company accrued $34,807 and $43,952 of other income, respectively, related to amendment fees.

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

As of June 30, 2025, $311,900,845 of the Company’s investments were valued using unobservable inputs, and $90,202,914 were valued using observable inputs. During the six months ended June 30, 2025, $29,237,742 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $3,753,405 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

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

The following table presents the Company’s investments carried at fair value as of June 30, 2025 and December 31, 2024, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$88,094,532	$165,667,075	$253,761,607
Unitranche Debt	—	—	131,996,424	131,996,424
Second Lien Debt	—	2,108,382	6,815,001	8,923,383
Equity and Preferred Shares	—	—	7,422,345	7,422,345
Total	$—	$90,202,914	$311,900,845	$402,103,759

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$120,658,594	$136,863,241	$258,222,277
Unitranche Debt	—	1,687,916	134,510,211	135,497,685
Second Lien Debt	—	2,490,044	7,392,500	9,882,544
Equity and Preferred Shares	—	—	6,428,769	6,428,769
Total	$—	$124,836,554	$285,194,721	$410,031,275

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2025. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$137,203,040	Matrix Pricing	Senior Leverage	1.12x - 11.51x	5.19x
			Total Leverage	2.61x - 11.51x	5.57x
			Interest Coverage	0.66x - 3.57x	1.73x
			Debt Service Coverage	0.57x - 2.55x	1.44x
			TEV Coverage	0.86x - 5.93x	2.47x
			Liquidity	0.00% - 1,020.06%	139.01%
			Spread Comparison	300bps - 800bps	492bps
First Lien Debt	4,582,646	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	8.88%	8.88%
First Lien Debt	17,477,991	Matrix Pricing/Market Analysis (5)	Senior Leverage	0.96x - 10.65x	6.84x
			Total Leverage	5.40x - 10.65x	8.17x
			Interest Coverage	0.96x - 2.63x	1.25x
			Debt Service Coverage	0.85x - 2.58x	1.10x
			TEV Coverage	0.84x - 2.47x	1.79x
			Liquidity	20.25% - 508.21%	121.34%
			Spread Comparison	375bps - 750bps	457bps
First Lien Debt	6,403,398	Enterprise Value	EV/EBITDA Multiple	7.00x - 10.10x	7.91x
Unitranche Debt	82,693,758	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	6.74% - 11.24%	8.71%
Unitranche Debt	39,079,389	Matrix Pricing	Senior Leverage	3.12x - 8.33x	6.22x
			Total Leverage	3.12x - 8.33x	6.29x
			Interest Coverage	0.78x - 2.31x	1.49x
			Debt Service Coverage	0.63x - 1.72x	1.23x
			TEV Coverage	1.33x - 2.97x	1.89x
			Liquidity	39.01% - 467.90%	161.21%
			Spread Comparison	450bps - 700bps	554bps
Unitranche Debt	10,223,277	Enterprise Value	EV/EBITDA Multiple	10.00x - 12.60x	10.85x
Second Lien Debt	6,815,001	Matrix Pricing	Senior Leverage	4.48x - 9.83x	6.76x
			Total Leverage	4.48x - 9.83x	6.76x
			Interest Coverage	0.97x - 2.08x	1.64x
			Debt Service Coverage	0.84x - 1.86x	1.33x
			TEV Coverage	1.31x - 3.01x	1.82x
			Liquidity	51.86% - 583.50%	145.70%
			Spread Comparison	700bps - 900bps	743bps
Equity and Preferred	7,422,345	Enterprise Value	EV/EBITDA Multiple	7.08x - 19.50x	14.29x
Total	$311,900,845

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

				As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs(1)	Range(2)	Weighted Average(3)
First Lien Debt	$114,542,083	Matrix Pricing	Senior Leverage	1.12x - 11.07x	5.02x
			Total Leverage	2.78x - 11.07x	5.56x
			Interest Coverage	0.32x - 2.99x	1.66x
			Debt Service Coverage	0.25x - 2.54x	1.40x
			TEV Coverage	0.79x - 5.72x	2.58x
			Liquidity	0.00% - 630.05%	138.14%
			Spread Comparison	350bps - 800bps	505bps
First Lien Debt	4,656,187	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	9.27%	9.84%
First Lien Debt	11,626,885	Matrix Pricing/Market Analysis (5)	Senior Leverage	6.20x - 20.32x	8.32x
			Total Leverage	6.54x - 24.29x	9.50x
			Interest Coverage	0.58x - 1.23x	0.98x
			Debt Service Coverage	0.48x - 1.06x	0.83x
			TEV Coverage	0.45x - 2.45x	1.87x
			Liquidity	3.98% - 174.49%	53.35%
			Spread Comparison	375bps - 575bps	443bps
First Lien Debt	6,038,086	Enterprise Value	EV/EBITDA Multiple	6.90x - 10.00x	7.89x
Unitranche Debt	92,477,479	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	7.12% - 81.75%	11.67%
Unitranche Debt	37,114,922	Matrix Pricing	Senior Leverage	3.31x - 6.87x	5.89x
			Total Leverage	3.31x - 7.49x	6.01x
			Interest Coverage	0.71x - 2.09x	1.46x
			Debt Service Coverage	0.57x - 1.84x	1.25x
			TEV Coverage	1.43x - 3.22x	2.03x
			Liquidity	64.25% - 169.00%	130.17%
			Spread Comparison	450bps - 650bps	541bps
Unitranche Debt	4,917,810	Enterprise Value	EV/EBITDA Multiple	12.80x - 13.90x	10.75x
Second Lien Debt	7,392,500	Matrix Pricing	Senior Leverage	5.12x - 11.15x	6.90x
			Total Leverage	5.12x - 11.15x	6.91x
			Interest Coverage	0.83x - 1.76x	1.42x
			Debt Service Coverage	0.71x - 1.56x	1.21x
			TEV Coverage	1.14x - 2.13x	1.76x
			Liquidity	80.08% - 329.20%	141.75%
			Spread Comparison	700bps - 800bps	742bps
Equity and Preferred	6,428,769	Enterprise Value	EV/EBITDA Multiple	7.06x - 21.25x	14.83x
Total	$285,194,721

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

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended June 30, 2025 and 2024 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended June 30, 2025	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of March 31, 2025	$147,226,961	$128,993,914	$7,787,500	$7,190,615	$291,198,990
Transfers into Level 3	27,191,014	3,252,374	—	—	30,443,388
Transfers out of Level 3	(5,737,611)	—	—	—	(5,737,611)
Total gains:
Net realized gain (a)	43,897	94,659	8,509	—	147,065
Net unrealized (depreciation) appreciation (b)	(251,149)	(1,099,116)	15,351	244,026	(1,090,888)
New investments, repayments and settlements:(c)
Purchases	6,064,202	5,985,246	—	(12,296)	12,037,152
Settlements/repayments	(9,076,976)	(5,403,642)	(1,000,000)	—	(15,480,618)
Net amortization of premiums, PIK, discounts and fees	206,737	172,989	3,641	—	383,367
Fair Value as of June 30, 2025	$165,667,075	$131,996,424	$6,815,001	$7,422,345	$311,900,845

(a)
Included in net realized gain (loss) on the accompanying Statement of Operations for the three months ended June 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended June 30, 2025.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Six Months Ended June 30, 2025	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2024	$136,863,241	$134,510,211	$7,392,500	$6,428,769	$285,194,721
Transfers into Level 3	27,842,318	987,474	407,950	—	29,237,742
Transfers out of Level 3	(3,753,405)	—	—	—	(3,753,405)
Total gains:
Net realized gain (a)	114,722	161,250	8,509	—	284,481
Net unrealized (depreciation) appreciation (b)	(932,088)	(2,114,473)	(1,635)	451,657	(2,596,539)
New investments, repayments and settlements:(c)
Purchases	22,051,689	10,636,653	—	541,919	33,230,261
Settlements/repayments	(16,961,323)	(12,627,335)	(1,000,000)	—	(30,588,658)
Net amortization of premiums, PIK, discounts and fees	441,921	442,644	7,677	—	892,242
Fair Value as of June 30, 2025	$165,667,075	$131,996,424	$6,815,001	$7,422,345	$311,900,845

(a)
Included in net realized gain (loss) on the accompanying Statement of Operations for the six months ended June 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Statement of Operations for the six months ended June 30, 2025.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended June 30, 2024	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of March 31, 2024	$120,682,011	$128,782,371	$12,337,500	$6,062,348	$267,864,230
Transfers into Level 3	6,515,797	—	—	—	6,515,797
Transfers out of Level 3	(3,478,865)	(972,650)	—	—	(4,451,515)
Total gains:
Net realized (loss) gain (a)	(66,410)	56,006	30,517	—	20,113
Net unrealized (depreciation) appreciation (b)	(224,417)	(1,474,107)	39,388	225,430	(1,433,706)
New investments, repayments and settlements:(c)
Purchases	7,552,081	4,643,246	—	3,243	12,198,570
Settlements/repayments	(10,098,837)	(4,213,098)	(5,000,000)	—	(19,311,935)
Net amortization of premiums, PIK, discounts and fees	225,281	141,298	3,845	—	370,424
Fair Value as of June 30, 2024	$121,106,641	$126,963,066	$7,411,250	$6,291,021	$261,771,978

(a)
Included in net realized gain (loss) on the accompanying Statement of Operations for the three months ended June 30, 2024.
(b)
Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended June 30, 2024.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Six Months Ended June 30, 2024	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2023	$136,202,221	$119,516,536	$14,808,750	$5,431,201	$275,958,708
Transfers into Level 3	14,519,142	6,672,116	—	—	21,191,258
Transfers out of Level 3	(20,300,877)	(975,131)	(1,970,000)	—	(23,246,008)
Total gains:
Net realized (loss) gain (a)	(390,859)	60,617	30,517	—	(299,725)
Net unrealized (depreciation) appreciation (b)	(319,458)	(2,492,967)	32,911	501,097	(2,278,417)
New investments, repayments and settlements:(c)
Purchases	17,401,289	10,747,275	—	358,723	28,507,287
Settlements/repayments	(24,065,214)	(6,820,310)	(5,500,000)	—	(36,385,524)
Net amortization of premiums, PIK, discounts and fees	316,335	254,930	9,072	—	580,337
Sales	(2,255,938)	—	—	—	(2,255,938)
Fair Value as of June 30, 2024	$121,106,641	$126,963,066	$7,411,250	$6,291,021	$261,771,978

(a)
Included in net realized gain (loss) on the accompanying Statement of Operations for the six months ended June 30, 2024.
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

The change in unrealized value attributable to investments held at June 30, 2025 and 2024 was ($2,472,197) and ($2,363,406), respectively.

Investment Activities

The Company held a total of 297 syndicated investments with an aggregate fair value of $402,103,759 as of June 30, 2025. During the six months ended June 30, 2025, the Company invested in 54 new syndicated investments for a combined cost of $30,493,764 and in existing investments for a combined cost of $12,854,943. The Company also received $46,889,091 in repayments from investments and $2,362,943 from investments sold during the six months ended June 30, 2025.

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

Investment Concentrations

As of June 30, 2025, the Company’s investment portfolio consisted of investments in 246 companies located in 38 states across 25 different industries, with an aggregate fair value of $402,103,759. The five largest investments at fair value as of June 30, 2025 totaled $24,519,720, or 6.10% of the Company’s total investment portfolio as of such date. As of June 30, 2025, the Company’s average investment was $1,388,377 at cost.

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

The following table outlines the Company’s investments by security type as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$259,489,144	62.93%	$253,761,607	63.10%
Unitranche Debt	137,689,912	33.39%	131,996,424	32.83%
Second Lien Debt	8,928,217	2.17%	8,923,383	2.22%
Total Debt Investments	406,107,273	98.49%	394,681,414	98.15%
Equity and Preferred Shares	6,240,746	1.51%	7,422,345	1.85%
Total Equity Investments	6,240,746	1.51%	7,422,345	1.85%
Total Investment	$412,348,019	100.00%	$402,103,759	100.00%

	December 31, 2024
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$262,286,158	62.90%	$258,222,277	62.97%
Unitranche Debt	139,076,700	33.35%	135,497,685	33.05%
Second Lien Debt	9,912,031	2.38%	9,882,544	2.41%
Total Debt Investments	411,274,889	98.63%	403,602,506	98.43%
Equity and Preferred Shares	5,698,826	1.37%	6,428,769	1.57%
Total Equity Investments	5,698,826	1.37%	6,428,769	1.57%
Total Investments	$416,973,715	100.00%	$410,031,275	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$86,186,428	21.43%	$88,417,653	21.58%
Healthcare & Pharmaceuticals	72,695,222	18.08	74,685,118	18.21
Banking, Finance, Insurance & Real Estate	33,337,364	8.29	35,944,239	8.77
Capital Equipment	30,859,448	7.67	30,192,716	7.36
High Tech Industries	26,884,151	6.69	27,609,149	6.73
Services: Consumer	26,682,766	6.64	25,358,943	6.18
Containers, Packaging & Glass	19,976,237	4.97	26,886,998	6.56
Beverage, Food & Tobacco	15,549,333	3.87	15,431,257	3.76
Transportation: Cargo	14,921,346	3.71	14,514,297	3.54
Construction & Building	13,513,313	3.36	11,752,804	2.87
Automotive	11,745,768	2.92	13,137,348	3.20
Aerospace & Defense	10,314,682	2.57	6,777,800	1.65
Chemicals, Plastics & Rubber	9,483,461	2.36	8,594,046	2.10
Environmental Industries	8,955,328	2.23	9,320,648	2.27
Wholesale	5,573,982	1.39	5,008,980	1.22
Consumer Goods: Non-Durable	4,365,984	1.09	4,421,588	1.08
Media: Advertising, Printing & Publishing	2,874,785	0.71	3,059,128	0.75
Metals & Mining	1,574,305	0.39	1,643,865	0.40
Retail	1,451,473	0.36	1,474,633	0.36
Media: Diversified & Production	1,426,884	0.35	1,447,327	0.35
Hotels, Gaming & Leisure	1,184,883	0.29	1,354,463	0.33
Utilities: Electric	989,987	0.25	496,250	0.12
Energy: Electricity	928,363	0.23	933,288	0.23
Energy: Oil & Gas	496,250	0.12	497,500	0.12
Consumer Goods: Durable	132,016	0.03	93,834	0.02
Utilities: Water	-	-	977,403	0.24
	$402,103,759	100.00%	$410,031,275	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$102,683,528	25.54%	$98,812,847	24.10%
Midwest	92,304,977	22.96	94,153,987	22.96
Southeast	57,362,680	14.27	58,657,115	14.31
Southwest	53,893,622	13.40	49,175,730	11.99
West	44,707,098	11.12	58,261,896	14.21
East	38,049,052	9.46	36,147,211	8.82
Northwest	5,441,846	1.35	5,533,339	1.35
South	5,030,927	1.25	6,656,751	1.62
Other(a)	2,630,029	0.65	2,632,399	0.64
Total Investments	$402,103,759	100.00%	$410,031,275	100.00%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2025:

For the Fiscal Years Ending December 31:	Amount
2025	$3,935,533
2026	20,783,381
2027	39,789,026
2028	139,821,989
2029	113,665,118
Thereafter	92,832,256
Total contractual repayments	410,827,303
Adjustments to cost basis on debt investments(a)	(4,720,030)
Total Cost Basis of Debt Investments Held at June 30, 2025:	$406,107,273

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

For the three and six months ended June 30, 2025, the Company recorded base management fees of $1,067,099 and $2,149,831, respectively, and waivers to the base management fees of $373,485 and $752,441, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2024, the Company recorded base management fees of $1,063,358 and $2,097,346, respectively, and waivers to the base management fees of $372,175 and $734,071, respectively, as set forth within the accompanying statements of operations.

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

For the three and six months ended June 30, 2025, the Company recorded Incentive Fees related to net investment income of $1,312,345 and $2,650,154, respectively. Offsetting the Incentive Fees for the three and six months ended June 30, 2025, were waivers of the Incentive Fees of $861,632 and $1,734,282, respectively, as set forth within the accompanying statements of operations. For the three and six months ended June 30, 2024, the Company recorded Incentive Fees related to net investment income of $1,405,539 and $2,849,851, respectively. Offsetting the Incentive Fees for the three and six months ended June 30, 2024, were waivers of the Incentive Fees of $902,033 and $1,792,623, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2025 and 2024, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2025 and December 31, 2024 on the Company’s accompanying statements of assets and liabilities were as follows:

	June 30, 2025	December 31, 2024
Net base management fee due to Adviser	$693,614	$686,366
Net incentive fee due to Adviser	450,713	510,082
Total fees due to Adviser, net of waivers	1,144,327	1,196,448
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,210,577	$1,262,698

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$7,824,391	$7,404,336	$13,758,442	$15,570,370
Denominator for basic and diluted weighted average common shares	47,020,458	46,247,677	47,020,456	45,383,333
Basic and diluted net increase in net assets resulting from operations per common share	$0.17	$0.16	$0.29	$0.34

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

During the year ended December 31, 2024, the Company executed a total of $80,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of the Company's earnings and profits. Given that the Company did not have sufficient earnings and profits to support the distribution, the entire value of the Tender Offer is treated as a return of capital for tax purposes.

During the six months ended June 30, 2025, the Company declared distributions of $16,927,364, or $0.35 per share. The tax character of the distributions declared and paid represented $16,750,407, or $0.35 per share, from ordinary income and $176,957, or $0.00 per share, from tax return of capital. During the six months ended June 30, 2024, the Company declared distributions of $18,106,422, or $0.39 per share. The tax character of the distributions declared and paid represented $17,940,395, or $0.39 per share, from ordinary income and $166,027, or $0.00 per share, from tax return capital.

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

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the years ended December 31, 2024 and 2023, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the statements of assets and liabilities. During the years ended December 31, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

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

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024
$66,000,000	October 1, 2024

As of June 30, 2025, there were no unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of June 30, 2025 and December 31, 2024, were 47,020,461 and 47,020,454, respectively.

The following table details the activity of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2025	$47,020	$442,384,781	$(18,318,999)	$424,112,802
Net investment income	—	—	8,297,549	8,297,549
Net realized gain from investment transactions	—	—	176,475	176,475
Net change in unrealized depreciation on investments	—	—	(649,633)	(649,633)
Distributions to Stockholders	—	(166,131)	(8,297,549)	(8,463,680)
Reinvested Dividends	—	31	—	31
Balance as of June 30, 2025	$47,020	$442,218,681	$(18,792,157)	$423,473,544

Six Months Ended June 30, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	$47,020	$442,395,577	$(15,800,192)	$426,642,405
Net investment income	—	—	16,750,407	16,750,407
Net realized gain from investment transactions	—	—	309,855	309,855
Net change in unrealized depreciation on investments	—	—	(3,301,820)	(3,301,820)
Distributions to Stockholders	—	(176,957)	(16,750,407)	(16,927,364)
Reinvested Dividends	—	61	—	61
Balance as of June 30, 2025	$47,020	$442,218,681	$(18,792,157)	$423,473,544

Three Months Ended June 30, 2024	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2024	$44,519	$420,442,206	$(3,236,413)	$417,250,312
Net investment income	—	—	8,866,029	8,866,029
Net realized gain from investment transactions	—	—	102,406	102,406
Net change in unrealized depreciation on investments	—	—	(1,564,099)	(1,564,099)
Issuance of shares	3,949	36,996,051	—	37,000,000
Repurchase of shares	(3,202)	(29,996,798)	—	(30,000,000)
Distributions to Stockholders	—	(166,027)	(17,940,395)	(18,106,422)
Reinvested Dividends	—	61	—	61
Balance as of June 30, 2024	$45,266	$427,275,493	$(13,772,472)	$413,548,287

Six Months Ended June 30, 2024	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278
Net investment income	—	—	17,940,395	17,940,395
Net realized loss from investment transactions	—	—	(213,441)	(213,441)
Net change in unrealized depreciation on investments	—	—	(2,156,584)	(2,156,584)
Issuance of shares	3,949	36,996,051	—	37,000,000
Repurchase of shares	(3,202)	(29,996,798)	—	(30,000,000)
Distributions to Stockholders	—	(166,027)	(17,940,395)	(18,106,422)
Reinvested Dividends	—	61	—	61
Balance as of June 30, 2024	$45,266	$427,275,493	$(13,772,472)	$413,548,287

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2025, the Company had no short-term borrowings. For the three and six months ended June 30, 2025, the Company recorded no interest expense in connection with short-term borrowings. As of December 31, 2024, the Company had no short-term borrowings. For the three and six months ended June 30, 2024, the Company recorded no interest expense in connection with short-term borrowings.

Note 9. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of such commitment may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the accompanying schedule of investments.

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2025 and December 31, 2024:

							Unfunded Commitment Balances
Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	June 30, 2025	December 31, 2024

EyeSouth Partners	Senior Secured Amendment No.2 Delayed Draw Term Loan (First Lien)	S+	5.50%	9.79%	10/5/2029	Healthcare & Pharmaceuticals	$2,309,573	$—
Midwest Eye Services	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	4.50%	8.79%	8/20/2027	Healthcare & Pharmaceuticals	1,749,333	—
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.54%	2/26/2030	Banking, Finance, Insurance & Real Estate	1,668,571	—
Paradigm Oral Health	Senior Secured Second Amendment Incremental Delayed Draw Term Loan	S+	4.75%	9.04%	11/16/2028	Healthcare & Pharmaceuticals	1,222,857	—
Summit Spine	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.04%	3/25/2031	Healthcare & Pharmaceuticals	986,972	—
U.S. Foot and Ankle Specialists	Senior Secured Delayed TL	S+	5.75%	10.04%	9/15/2026	Healthcare & Pharmaceuticals	953,438	—
Legacy Service Partners	Senior Secured Delayed Draw Term Loan B	S+	5.25%	9.54%	1/9/2029	Services: Consumer	951,200	—
Kenco	Senior Secured Revolving Credit Loan	S+	4.75%	9.04%	11/15/2029	Transportation: Cargo	821,853	913,170
Nvision	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	817,121	—
Electro Methods	Senior Secured Revolving Credit Facility	S+	4.75%	9.04%	2/23/2032	Aerospace & Defense	812,714	—
Aprio	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	9.04%	8/1/2031	Services: Business	791,984	—
Miller Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.04%	9/10/2031	Environmental Industries	789,474	—
Rover	Senior Secured Amendment No. 1 Incremental Delayed Draw Term Loan	S+	4.75%	9.04%	2/27/2031	Services: Consumer	750,000	—
Minds + Assembly	Senior Secured Revolving Loan (First Lien)	S+	5.25%	9.54%	5/3/2029	Healthcare & Pharmaceuticals	683,230	580,745
United Air Temp	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.79%	3/28/2030	Services: Consumer	632,396	—
Trystar	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.79%	8/6/2031	Capital Equipment	537,382	—
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	6/30/2028	Banking, Finance, Insurance & Real Estate	509,206	616,472
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	5.00%	9.29%	11/1/2028	Services: Consumer	507,703	507,703
Ivy Rehab	Senior Secured Amendment No. 3 Delayed Draw Term Loan	S+	5.00%	9.29%	4/23/2029	Healthcare & Pharmaceuticals	495,333	—
Summit Spine	Senior Secured Revolving Loan	S+	4.75%	9.04%	3/25/2031	Healthcare & Pharmaceuticals	463,877	—
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	5.25%	9.54%	5/29/2029	Automotive	461,771	307,847
OrthoNebraska	Senior Secured Revolving Loan	S+	6.50%	10.79%	7/31/2028	Healthcare & Pharmaceuticals	457,457	457,457
Steward Partners	Senior Secured DDTL C	S+	4.75%	9.04%	10/14/2028	Banking, Finance, Insurance & Real Estate	442,222	—
GME Supply	Senior Secured Revolving Loan	S+	6.25%	10.54%	7/6/2029	Wholesale	440,067	414,920
GME Supply	Senior Secured Delayed Draw Term Loan	S+	6.25%	10.54%	7/6/2029	Wholesale	420,682	—
MediaRadar	Senior Secured Revolving Loan	S+	6.25%	10.54%	9/17/2029	Media: Advertising, Printing & Publishing	406,737	—
Miller Environmental	Senior Secured Revolving Loan	S+	4.75%	9.04%	9/10/2031	Environmental Industries	400,916	400,916
PlayPower	Senior Secured Revolving Loan	S+	5.25%	9.54%	8/28/2030	Construction & Building	384,547	384,547
Prime Pensions	Senior Secured Revolving Credit	S+	5.25%	9.54%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	380,952
EPIC Insurance	Senior Secured Refinancing Third Amendment Delayed Draw Term Loan	S+	4.50%	8.79%	9/29/2028	Banking, Finance, Insurance & Real Estate	371,945	—
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	10.29%	1/20/2028	Services: Business	365,388	365,388
Kept Companies	Senior Secured Revolving Loan	S+	5.25%	9.54%	4/30/2029	Services: Business	361,323	418,374
Frazier & Deeter	Senior Secured Delayed Draw Term Facility	S+	4.50%	8.79%	5/2/2032	Banking, Finance, Insurance & Real Estate	352,941	—
Vortex	Senior Secured Revolving Loan	S+	5.00%	9.29%	9/4/2029	Services: Business	343,952	380,096
Amplix	Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	10/18/2029	Services: Business	329,670	329,670
Associated Springs	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.75%	10.04%	4/4/2030	Capital Equipment	325,758	—
Midwest Eye Services	Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.79%	8/20/2027	Healthcare & Pharmaceuticals	322,034	322,034
Kenco	Senior Secured 2024-1 Delayed Draw Term Loan	S+	4.75%	9.04%	11/15/2029	Transportation: Cargo	319,523	—
Kept Companies	Senior Secured DDTAL Loan	S+	5.25%	9.54%	4/30/2029	Services: Business	317,729	—
Argano	Senior Secured 2025 Delayed Draw Term Loan	S+	5.75%	10.04%	9/13/2029	Services: Business	311,333	—
Augusta Sportswear	Senior Secured Revolving Credit Loan	S+	7.00%	11.29%	11/21/2028	Consumer Goods: Non-Durable	278,270	278,270
AI Fire & Safety	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.79%	2/2/2032	Services: Business	276,838	—
A1 Garage Door Service	Senior Secured Revolving Loan	S+	4.50%	8.79%	12/22/2028	Construction & Building	275,482	275,482
Trystar	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	8/6/2031	Capital Equipment	272,724	272,724
Options IT	Senior Secured Effective Date Delayed Draw Term Loan	S+	4.50%	8.79%	9/30/2031	High Tech Industries	256,410	—
Aprio	Senior Secured Revolving Loan	S+	4.75%	9.04%	8/1/2031	Services: Business	249,682	169,784
Plaskolite	Senior Secured Revolving Credit Loan	S+	7.00%	11.29%	2/7/2030	Capital Equipment	249,384	—

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	June 30, 2025	December 31, 2024
Ascend	Senior Secured Closing Date Delayed Draw Term Loan	S+	4.50%	8.79%	8/11/2031	Services: Business	$247,079	$—
Electric Power Engineers	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.79%	12/15/2031	Construction & Building	238,095	—
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	5/18/2029	Beverage, Food & Tobacco	238,095	238,095
Blue Cloud	Senior Secured Revolving Loan	S+	5.00%	9.29%	1/21/2031	Healthcare & Pharmaceuticals	227,273	—
Shrieve	Senior Secured Revolving Credit Loan	S+	6.00%	10.29%	10/30/2030	Chemicals, Plastics & Rubber	219,348	219,348
Apex Service Partners	Senior Secured Second Amendment Incremental DDTL Loan	S+	5.00%	9.29%	10/24/2030	Services: Consumer	218,644	—
Whitcraft	Senior Secured Revolving Loan	S+	6.50%	10.79%	2/15/2029	Aerospace & Defense	217,857	126,786
MB2 Dental	Senior Secured Tranche 1 Delayed Draw Term Loan	S+	5.50%	9.79%	2/13/2031	Healthcare & Pharmaceuticals	215,241	—
Shaw	Senior Secured Delayed Draw Term Facility	S+	6.00%	10.29%	10/30/2029	Capital Equipment	212,766	—
Vensure	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	9.04%	9/27/2031	Services: Business	182,310	—
Secretariat	Senior Secured Delayed Draw Term Loan	S+	4.00%	8.29%	2/28/2032	Services: Business	180,723	—
RevHealth	Senior Secured Revolving Loan	S+	5.75%	10.04%	7/21/2028	Healthcare & Pharmaceuticals	179,795	282,534
Ascend	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	8/11/2031	Services: Business	171,821	68,729
VaxCare	Senior Secured Revolving Credit	S+	4.50%	8.79%	6/17/2032	Healthcare & Pharmaceuticals	166,667	—
Beta+	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	7/1/2027	Banking, Finance, Insurance & Real Estate	165,773	160,247
Carlisle Foodservice	Senior Secured Revolving Loan	S+	5.00%	9.29%	10/2/2029	Wholesale	161,152	161,152
Lexitas	Senior Secured Delayed Draw Term Loan	S+	5.00%	9.29%	4/15/2031	Services: Business	157,895	—
RailPros	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.79%	5/24/2032	Construction & Building	153,846	—
Rover	Senior Secured Revolving Loan	S+	4.75%	9.04%	2/27/2031	Services: Consumer	150,000	150,000
EPIC Insurance	Senior Secured Refinancing Revolving Loan	S+	4.50%	8.79%	9/29/2028	Banking, Finance, Insurance & Real Estate	149,473	199,573
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	10.04%	12/15/2028	Services: Business	147,727	147,727
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	3/31/2028	Capital Equipment	147,692	147,692
Apex Service Partners	Senior Secured 2024 Revolving Credit Loan	S+	5.00%	9.29%	10/24/2029	Services: Consumer	146,129	73,701
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	10.29%	7/29/2028	Capital Equipment	145,297	220,000
Cerity Partners	Senior Secured Initial Revolving Loan	S+	5.25%	9.54%	7/28/2028	Banking, Finance, Insurance & Real Estate	143,369	286,738
Industrial Physics	Senior Secured Delayed Draw Term Loan	S+	6.25%	10.54%	7/19/2029	Containers, Packaging & Glass	142,857	—
Inhabit	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.79%	1/12/2032	High Tech Industries	138,889	—
Insight Global	Senior Secured 2024 Refinancing Revolving Loan	S+	5.00%	9.29%	9/22/2028	Services: Business	134,178	134,178
Americhem	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.04%	3/1/2032	Chemicals, Plastics & Rubber	128,571	—
Cirtec Medical	Senior Secured Revolving Credit (First Lien)	S+	4.75%	9.04%	10/31/2028	Healthcare & Pharmaceuticals	125,000	138,889
Steward Partners	Senior Secured Revolving Loan	S+	4.75%	9.04%	10/14/2028	Banking, Finance, Insurance & Real Estate	125,000	69,444
Nvision	Senior Secured Revolving Loan	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	123,206	146,674
insightsoftware	Senior Secured Revolving Loan	S+	5.25%	9.54%	5/25/2028	High Tech Industries	121,252	130,952
Heartland	Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	12/12/2029	Services: Business	115,517	184,138
InHealth Medical Alliance	Senior Secured Delayed Draw Term Loan	S+	0.00%	4.29%	3/2/2026	Healthcare & Pharmaceuticals	114,196	—
Micro Merchant Systems	Senior Secured Revolving Loan	S+	4.50%	8.79%	12/14/2027	Healthcare & Pharmaceuticals	111,111	111,111
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	10.54%	7/19/2028	Containers, Packaging & Glass	107,759	107,759
DynaGrid	Senior Secured Revolving Credit Facility	S+	4.75%	9.04%	1/7/2031	Construction & Building	107,759	—
insightsoftware	Senior Secured Seventh Supplemental DDTL	S+	5.25%	9.54%	5/25/2028	High Tech Industries	103,333	—
USALCO	Senior Secured Delayed Draw Term Loan	S+	4.00%	8.29%	9/30/2031	Chemicals, Plastics & Rubber	103,030	—
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	9.04%	4/21/2028	Healthcare & Pharmaceuticals	101,347	106,397
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	12/22/2027	Chemicals, Plastics & Rubber	99,807	202,173
Golden Source	Senior Secured Revolving Loan	S+	4.75%	9.04%	5/12/2028	Services: Business	98,592	169,014
Electric Power Engineers	Senior Secured Revolving Loan	S+	4.50%	8.79%	12/15/2031	Construction & Building	96,774	96,774
Associated Springs	Senior Secured Revolving Loan	S+	5.75%	10.04%	4/4/2030	Capital Equipment	94,406	94,406
VC3	Senior Secured Revolving Credit	S+	5.00%	9.29%	3/12/2027	Services: Business	92,308	—
Americhem	Senior Secured Revolving Loan	S+	4.75%	9.04%	3/1/2032	Chemicals, Plastics & Rubber	90,909	—
AI Fire & Safety	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	2/2/2032	Services: Business	89,820	—
Frazier & Deeter	Senior Secured Revolving Facility	S+	4.50%	8.79%	5/2/2031	Banking, Finance, Insurance & Real Estate	88,235	—
Inhabit	Senior Secured Revolving Credit Loan	S+	4.50%	8.79%	1/12/2032	High Tech Industries	87,715	—
Pegasus	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.75%	9.04%	1/19/2031	Capital Equipment	85,789	—
Heartland	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.54%	12/12/2029	Services: Business	84,871	—
R. F. Fager	Senior Secured Delayed Draw Term Loan	S+	5.00%	9.29%	3/4/2030	Services: Consumer	83,515	—
RailPros	Senior Secured Revolving Loan	S+	4.50%	8.79%	5/24/2032	Construction & Building	80,666	—
AmSpec	Senior Secured Amendment No. 1 Other DDTL Loan	S+	3.50%	7.79%	12/22/2031	Energy: Oil & Gas	76,923	—
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	10.54%	3/30/2029	Services: Business	71,048	37,300
R. F. Fager	Senior Secured Revolving Loan	S+	5.00%	9.29%	3/4/2030	Services: Consumer	69,596	—

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	June 30, 2025	December 31, 2024
MB2 Dental	Senior Secured Revolving Loan	S+	5.50%	9.79%	2/13/2031	Healthcare & Pharmaceuticals	$66,845	$66,845
Ned Stevens 2022-2	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.00%	9.29%	11/1/2029	Services: Consumer	65,714	135,303
Options IT	Senior Secured Revolving Loan	S+	4.50%	8.79%	3/31/2031	High Tech Industries	65,225	78,628
Alliance Environmental Group	Senior Secured Priority Revolving Loan	S+	6.00%	10.29%	12/30/2027	Environmental Industries	57,947	—
Lexitas	Senior Secured Revolving Credit Loan	S+	5.00%	9.29%	4/15/2031	Services: Business	57,274	—
Radwell	Senior Secured Revolving Loan	S+	5.50%	9.79%	4/1/2029	Capital Equipment	55,999	63,999
Argano	Senior Secured Revolving Credit Loan	S+	5.75%	10.04%	9/13/2029	Services: Business	55,647	55,647
Encore	Senior Secured Revolving Loan	S+	5.00%	9.29%	12/5/2029	Hotels, Gaming & Leisure	54,709	54,709
Keter Environmental Services	Senior Secured Revolving Loan	S+	5.25%	9.54%	10/29/2027	Environmental Industries	50,388	58,140
Health Management Associates	Senior Secured Delay Draw Term Loan	S+	6.25%	10.54%	3/30/2029	Services: Business	49,734	—
Terra Millennium	Senior Secured Delayed Draw Term Loan	S+	4.75%	9.04%	11/1/2030	Construction & Building	45,455	—
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.79%	12/19/2030	Capital Equipment	43,618	—
Ohio Transmission	Senior Secured Initial Revolving Loan	S+	5.50%	9.79%	12/19/2029	Capital Equipment	34,667	52,000
Nvision	Senior Secured First Amendment Delayed Draw Term Loan	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	34,665	—
LightBox	Senior Secured Revolving Loan	S+	5.50%	9.79%	1/13/2030	High Tech Industries	32,960	—
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	9.54%	12/17/2027	Transportation: Cargo	17,778	44,444
Industrial Services Group	Senior Secured Revolving Loan	S+	5.75%	10.04%	12/7/2028	Services: Business	15,238	74,286
EyeSouth Partners	Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.79%	10/5/2029	Healthcare & Pharmaceuticals	—	2,474,573
Paradigm Oral Health	Senior Secured Initial Term Loan	S+	4.75%	9.04%	11/16/2028	Healthcare & Pharmaceuticals	—	2,022,857
Midwest Eye Services	Senior Secured Initial Term Loan	S+	4.50%	8.79%	8/20/2027	Healthcare & Pharmaceuticals	—	2,000,000
Prime Pensions	Unitranche Initial Term Loan	S+	5.25%	9.54%	2/26/2030	Banking, Finance, Insurance & Real Estate	—	1,668,571
Miller Environmental	Senior Secured Initial Term Loan	S+	4.75%	9.04%	9/10/2031	Environmental Industries	—	1,184,211
United Air Temp	Unitranche Initial Term Loan	S+	5.50%	9.79%	3/28/2030	Services: Consumer	—	1,053,994
U.S. Foot and Ankle Specialists	Senior Secured Term Loan	S+	5.75%	10.04%	9/15/2026	Healthcare & Pharmaceuticals	—	976,875
Legacy Service Partners	Unitranche Closing Date Term Loan	S+	5.25%	9.54%	1/9/2029	Services: Consumer	—	951,200
OrthoNebraska	Unitranche Term Loan	S+	6.50%	10.79%	7/31/2028	Healthcare & Pharmaceuticals	—	914,913
Ascend	Senior Secured Initial Term Loan	S+	4.50%	8.79%	8/11/2031	Services: Business	—	859,107
Nvision	Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	—	817,121
Steward Partners	Senior Secured Closing Date Term B Loan	S+	4.75%	9.04%	10/14/2028	Banking, Finance, Insurance & Real Estate	—	798,667
Kenco	Senior Secured Initial Term Loan	S+	4.75%	9.04%	11/15/2029	Transportation: Cargo	—	764,701
Rover	Senior Secured Initial Term Loan	S+	4.75%	9.04%	2/27/2031	Services: Consumer	—	750,000
Cook & Boardman	Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	10.29%	3/4/2030	Construction & Building	—	736,364
Trystar	Senior Secured Initial Term Loan	S+	4.50%	8.79%	8/6/2031	Capital Equipment	—	537,382
Amplix	Unitranche First Amendment Term Loan	S+	5.25%	9.54%	10/18/2029	Services: Business	—	491,453
EPIC Insurance	Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.79%	9/29/2028	Banking, Finance, Insurance & Real Estate	—	436,057
GME Supply	Unitranche Initial Term Loan	S+	6.25%	10.54%	7/6/2029	Wholesale	—	420,682
Kept Companies	Senior Secured Term Loan	S+	5.25%	9.54%	4/30/2029	Services: Business	—	416,333
Associated Springs	Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.75%	10.04%	4/4/2030	Capital Equipment	—	378,788
Apex Service Partners	Unitranche 2024 Term Loan	S+	5.00%	9.29%	10/24/2030	Services: Consumer	—	355,292
Vensure	Senior Secured Initial Term Loan	S+	4.75%	9.04%	9/27/2031	Services: Business	—	343,882
Argano	Senior Secured Initial Term Loan	S+	5.75%	10.04%	9/13/2029	Services: Business	—	327,273
MB2 Dental	Unitranche Initial Term Loan	S+	5.50%	9.79%	2/13/2031	Healthcare & Pharmaceuticals	—	266,043
Options IT	Senior Secured Initial Term Loan	S+	4.50%	8.79%	9/30/2031	High Tech Industries	—	256,410
MediaRadar	Senior Secured Revolving Loan	S+	6.25%	10.54%	9/17/2029	Media: Advertising, Printing & Publishing	—	244,042
Electric Power Engineers	Senior Secured Term Loan	S+	4.50%	8.79%	12/15/2031	Construction & Building	—	238,095
Aprio	Senior Secured Initial Term Loan	S+	4.75%	9.04%	8/1/2031	Services: Business	—	234,128
Shaw	Senior Secured Initial Senior Term Facility	S+	6.00%	10.29%	10/30/2029	Capital Equipment	—	212,766
Liberty Group	Unitranche Initial Term Loan	S+	5.75%	10.04%	6/15/2028	Services: Business	—	204,545
Solis Mammography	Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.50%	8.79%	4/17/2028	Healthcare & Pharmaceuticals	—	200,000
A1 Garage Door Service	Unitranche Term Loan A	S+	4.50%	8.79%	12/22/2028	Construction & Building	—	166,970
United Air Temp	Senior Secured Revolving Loan	S+	5.50%	9.79%	3/28/2030	Services: Consumer	—	147,559
AmSpec	Senior Secured Revolving Loan	S+	5.50%	9.79%	12/5/2029	Energy: Oil & Gas	—	145,363
Industrial Physics	Senior Secured Initial Term Loan	S+	6.25%	10.54%	7/19/2029	Containers, Packaging & Glass	—	142,857
insightsoftware	Unitranche Initial Term Loan	S+	5.25%	9.54%	5/25/2028	High Tech Industries	—	128,333
Heartland	Senior Secured Initial Term Loan	S+	5.25%	9.54%	12/12/2029	Services: Business	—	126,346
Cherry Bekaert	Unitranche Term B Loan	S+	5.25%	9.54%	6/30/2028	Banking, Finance, Insurance & Real Estate	—	106,110
USALCO	Senior Secured Initial Term Loan	S+	4.00%	8.29%	9/30/2031	Chemicals, Plastics & Rubber	—	103,030
Health Management Associates	Senior Secured Term Loan A	S+	6.25%	10.54%	3/30/2029	Services: Business	—	88,810
Pegasus	Senior Secured Initial Term Loan	S+	4.75%	9.04%	1/19/2031	Capital Equipment	—	85,789
Applied Adhesives	Senior Secured Revolving Loan	S+	4.50%	8.79%	3/12/2027	Containers, Packaging & Glass	—	71,111
Ohio Transmission	Unitranche Initial Term Loan	S+	5.50%	9.79%	12/19/2030	Capital Equipment	—	63,487
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	10.04%	4/9/2029	Services: Business	—	59,829
Carlisle Foodservice	Senior Secured Initial Term Loan	S+	5.00%	9.29%	10/2/2030	Wholesale	—	52,551
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	5.00%	9.29%	5/2/2029	Services: Business	—	49,020
Terra Millennium	Senior Secured Initial Term Loan	S+	4.75%	9.04%	11/1/2030	Construction & Building	—	45,455
Nvision	Senior Secured 2024 Initial Term Loan	S+	5.50%	9.79%	12/31/2028	Healthcare & Pharmaceuticals	—	34,665
Radwell	Unitranche Initial Term Loan	S+	5.50%	9.79%	4/1/2029	Capital Equipment	—	33,333
Aptean	Unitranche Initial Term Loan	S+	4.75%	9.04%	1/30/2031	High Tech Industries	—	25,301
BlueHalo	Senior Secured Revolving Loan	S+	6.00%	10.29%	10/31/2025	Aerospace & Defense	—	11,679

							$36,511,863	$37,896,006

Unfunded commitments represent all amounts unfunded as of June 30, 2025 and December 31, 2024. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Per Share Data:
Net asset value, beginning of period	$9.02	$9.37	$9.07	$9.19
Net investment income(a)	0.18	0.19	0.36	0.40
Net realized gain (loss) on investments and change in unrealized depreciation on investments(a)(b)	(0.01)	(0.03)	(0.07)	(0.06)
Net increase in net assets resulting from operations	$0.17	$0.16	$0.29	$0.34
Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.18)	(0.39)	(0.35)	(0.39)
Distributions to stockholders from return of capital(a)	(0.00)	(0.00)	(0.00)	(0.00)
Net asset value at end of period	$9.01	$9.14	$9.01	$9.14
Total return(c) (g)	1.88%	1.71%	3.33%	3.70%
Shares of common stock outstanding at end of period	47,020,461	45,266,061	47,020,461	45,266,061
Statement of Assets and Liabilities Data:
Net assets at end of period	$423,473,544	$413,548,287	$423,473,544	$413,548,287
Average net assets(d)	423,899,716	416,016,304	424,849,460	413,911,297
Ratio/Supplemental Data:
Ratio of gross expenses before incentive fees to average net assets - annualized(e)	1.41%	1.50%	1.40%	1.41%
Ratio of gross expenses after incentive fees to average net assets - annualized(e)	2.65%	2.85%	2.66%	2.76%
Ratio of net expenses to average net assets - annualized(f)	1.48%	1.63%	1.48%	1.60%
Ratio of net investment income to average net assets - annualized	7.85%	8.57%	7.95%	8.52%
Portfolio turnover(g)	4.97%	3.25%	10.63%	3.26%

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

Note 12. Subsequent Events

The Company has evaluated subsequent events through August 12, 2025, the date of which the financial statements were issued. Other than the items discussed below, the Company has concluded there are no material items that warrant disclosure. Subsequent to June 30, 2025 and through August 12, 2025, the Company invested $6,631,283 at cost in 44 different portfolio companies.

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
•
changes in political, economic or industry conditions, changes in interest rates and conditions affecting the financial and capital markets, and the effect of tariffs (or threats thereof), which could change the value of our assets;
•
the general level of inflation and its impact on us, on our portfolio companies and on the industries in which we invest;
•
the state of and changes in the general economy, including a possible slowdown in the economy and the risk of recession;
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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of June 30, 2025, was approximately $402,103,759 and held in 246 portfolio companies as of June 30, 2025. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2024, was approximately $410,031,275, and we held investments in 244 portfolio companies as of December 31, 2024.

During the six months ended June 30, 2025, we invested in 54 new syndicated investments for a combined $30,493,764 and in existing investments for a combined $12,854,943. We also received $46,889,091 in repayments from investments and $2,362,943 from investments sold during the six months ended June 30, 2025. During the six months ended June 30, 2024, we invested in 55 new syndicated investments for a combined $44,059,777 and in existing investments for a combined $15,073,224. We also received $49,183,712 in repayments from investments and $12,461,995 from investments sold during the six months ended June 30, 2024.

In addition, for the three and six months ended June 30, 2025, we had a change in unrealized depreciation of approximately $649,633 and $3,301,820, respectively, and realized gains of $176,475 and $309,855, respectively. For the three and six months ended June 30, 2024, we had a change in unrealized depreciation of approximately $1,564,099 and $2,156,584, respectively, and realized gains (losses) of $102,406 and $(213,441), respectively.

Our investment activity for the six months ended June 30, 2025 and 2024, is presented below:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning investment portfolio, at fair value	$410,031,275	$387,194,568
Investments in new portfolio investments	30,493,764	44,059,777
Investments in existing portfolio investments	12,854,943	15,073,224
Principal repayments	(46,889,091)	(49,183,712)
Proceeds from investments sold	(2,362,943)	(12,461,995)
Change in premiums, discounts and amortization	967,776	624,432
Net change in unrealized depreciation on investments	(3,301,820)	(2,156,584)
Realized gain (loss) on investments	309,855	(213,441)
Ending portfolio investment activity, at fair value	$402,103,759	$382,936,269
Number of portfolio investments	297	258
Average investment amount, at cost	$1,388,377	$1,505,309
Percentage of investments at floating rates	100.00%	100.00%

As of June 30, 2025 and December 31, 2024, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2025 through August 12, 2025, the Company invested $6,631,283 at cost in 44 different portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and six months ended June 30, 2025 and 2024 is presented in the table below.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total interest income from non-controlled/non-affiliated investments	$9,801,942	$10,360,776	$19,718,698	$20,945,171
Total other interest income	47,701	156,767	107,093	242,627
Total other income	13,128	34,807	39,118	43,952
Total investment income	$9,862,771	$10,552,350	$19,864,909	$21,231,750

Total investment income for the three months ended June 30, 2025 decreased to $9,862,771 from $10,552,350 for the three months ended June 30, 2024, and was primarily driven by a decrease in interest rate spreads over the period. Total investment income for the six months ended June 30, 2025 decreased to $19,864,909 from $21,231,750 for the six months ended June 30, 2024, and was primarily driven by a decrease in interest rate spreads over the period. As of June 30, 2025 and 2024, the size of our debt portfolio was $406,107,273 and $382,830,488 at amortized cost, respectively, with total debt principal amount outstanding of $410,827,303 and $387,899,952, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Base management fee(a)	$1,067,099	$1,063,358	$2,149,831	$2,097,346
Incentive fee(a)	1,312,345	1,405,539	2,650,154	2,849,851
Professional fees	185,489	216,642	322,374	355,927
Directors' fees	68,250	78,000	141,000	147,000
Administrative fee(a)	66,250	66,250	132,500	132,500
Other expenses	100,906	130,740	205,366	235,425
Total expenses	2,800,339	2,960,529	5,601,225	5,818,049
Base management fee waivers(a)	(373,485)	(372,175)	(752,441)	(734,071)
Incentive fee waivers(a)	(861,632)	(902,033)	(1,734,282)	(1,792,623)
Total expenses, net of waivers	$1,565,222	$1,686,321	$3,114,502	$3,291,355

(a)
Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended June 30, 2025 in comparison to the three months ended June 30, 2024 was driven by our increasing average gross assets balance. For the three months ended June 30, 2025 and 2024, we accrued gross base management fees before waivers of $1,067,099 and $1,063,358, respectively. Offsetting those fees, we recognized base management fee waivers of $373,485 and $372,175 for three months ended June 30, 2025 and 2024, respectively.

The increase in base management fees before waivers for the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024 was driven by our increasing average gross assets balance. For the six months ended June 30, 2025 and 2024, we accrued gross base management fees before waivers of $2,149,831 and $2,097,346, respectively. Offsetting those fees, we recognized base management fee waivers of $752,441 and $734,071 for six months ended June 30, 2025 and 2024, respectively.

The decrease in incentive fees before waivers for the three months ended June 30, 2025 in comparison to the three months ended June 30, 2024 was driven by our decrease in net investment income. For the three months ended June 30, 2025 and 2024, we accrued incentive fees related to net investment income before waivers of $1,312,345 and $1,405,539, respectively. Offsetting those fees for the three months ended June 30, 2025 and 2024, we recognized incentive fee waivers of $861,632 and $902,033, respectively.

The decrease in incentive fees before waivers for the six months ended June 30, 2025 in comparison to the six months ended June 30, 2024 was driven by our decrease in net investment income. For the six months ended June 30, 2025 and 2024, we accrued incentive fees related to net investment income before waivers of $2,650,154 and $2,849,851, respectively. Offsetting those fees for the six months ended June 30, 2025 and 2024, we recognized incentive fee waivers of $1,734,282 and $1,792,623, respectively.

Additionally, we accrued $66,250 and $132,500 of administrative fees for each of the three and six months ended June 30, 2025 and 2024, respectively. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three and six months ended June 30, 2025, we incurred professional fees of $185,489 and $322,374, respectively, related to audit fees, tax fees, and legal fees. During the three and six months ended June 30, 2024, we incurred professional fees of $216,642 and $355,927, respectively, related to audit fees, tax fees, and legal fees.

During the three and six months ended June 30, 2025, we incurred expenses related to fees paid to our independent directors of $68,250 and $141,000, respectively. During the three and six months ended June 30, 2024, we incurred expenses related to fees paid to our independent directors of $78,000 and $147,000, respectively.

During the three and six months ended June 30, 2025, we incurred no interest expense in connection with our short-term borrowings. During the three and six months ended June 30, 2024, we incurred no interest expense in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $176,475 and $102,406 in net realized gains for the three months ended June 30, 2025 and 2024, respectively. We recognized $309,855 and $(213,441) in net realized gains (losses) for the six months ended June 30, 2025 and 2024, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2025 and 2024 was as follows:

Type	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
First Lien Debt	$78,282	$(489,669)	$(1,839,710)	$280,436
Unitranche Debt	(993,862)	(1,465,972)	(1,938,422)	(2,479,702)
Second Lien Debt	21,922	166,111	24,654	(458,415)
Equity and Preferred Shares	244,025	225,431	451,658	501,097
Net change in unrealized depreciation on investments	$(649,633)	$(1,564,099)	$(3,301,820)	$(2,156,584)

Net change in unrealized depreciation on investments during the three months ended June 30, 2025 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation on investments during the three months ended June 30, 2024 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses, cash distributions to our stockholders, and repurchases of common stock from our stockholders. As of June 30, 2025 and December 31, 2024, we had cash of $23,664,062 and $19,737,091, respectively.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $20,854,274. The primary operating activities during this period were investments in portfolio companies. The Company invested $30,493,764 in new portfolio investments and $12,854,943 in existing portfolio investments during the six months ended June 30, 2025. This was offset by repayments of bank loans and sales of investments of $46,889,091 and $2,362,943, respectively. Net cash provided by operating activities for the six months ended June 30, 2024 was $27,858,137. The primary operating activities during this period were investments in portfolio companies. The Company invested $44,059,777 in new portfolio investments and $15,073,224 in existing portfolio investments during the six months ended June 30, 2024. This was offset by repayments of bank loans and sales of investments of $49,183,712 and $12,461,995, respectively.

As of June 30, 2025, we had 121 investments with unfunded commitments of $36,511,863. As of December 31, 2024, we had 109 investments with unfunded commitments of $37,896,006. We believe that, as of both June 30, 2025 and December 31, 2024, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning investment portfolio	$410,031,275	$387,194,568
Investments in new portfolio investments	30,493,764	44,059,777
Investments in existing portfolio investments	12,854,943	15,073,224
Principal repayments	(46,889,091)	(49,183,712)
Proceeds from sales of investments	(2,362,943)	(12,461,995)
Net change in unrealized depreciation on investments	(3,301,820)	(2,156,584)
Net realized gain (loss) on investments	309,855	(213,441)
Net change in premiums, discounts and amortization	967,776	624,432
Investment Portfolio, at Fair Value	$402,103,759	$382,936,269

Financing Activities

Net cash used in our financing activities for the six months ended June 30, 2025 was $16,927,303, which consisted of $16,927,303 of distributions paid to our common stockholders during the period. Net cash used in our financing activities for the six months ended June 30, 2024 was $11,106,361, which consisted of $37,000,000 from issuances of 3,948,773 shares to our stockholders in connections with our capital calls during the period, $30,000,000 in repurchases of 3,201,708 shares to our stockholders in connection with the Tender Offer during the period, and $18,106,361 of distributions paid to our common stockholders during the period.

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

As of June 30, 2025, there were no unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of June 30, 2025 and December 31, 2024, were 47,020,461 and 47,020,454, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $16,927,364, or $0.350 per share during the six months ended June 30, 2025. We declared distributions of $18,106,422, or $0.390 per share during the six months ended June 30, 2024.

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

Related Party Fees

For the three months ended June 30, 2025 and 2024, we recorded base management fees of $1,067,099 and $1,063,358, respectively. Offsetting these fees were waivers to the base management fees of $373,485 and $372,175, respectively, as set forth within the accompanying statements of operations. For the six months ended June 30, 2025 and 2024, we recorded base management fees of $2,149,831 and $2,097,346, respectively. Offsetting these fees were waivers to the base management fees of $752,441 and $734,071, respectively, as set forth within the accompanying statements of operations.

For the three months ended June 30, 2025 and 2024, we recorded incentive fees of $1,312,345 and $1,405,539, respectively. Offsetting these waivers to the incentive fees of $861,632 and $902,033, respectively, as set forth within the accompanying statements of operations. For the six months ended June 30, 2025 and 2024, we recorded incentive fees of $2,650,154 and $2,849,851, respectively. Offsetting these waivers to the incentive fees of $1,734,282 and $1,792,623, respectively, as set forth within the accompanying statements of operations.

For both the three months ended June 30, 2025 and 2024, we recorded administrative fees of $66,250, as set forth within the accompanying statements of operations. For both the six months ended June 30, 2025 and 2024, we recorded administrative fees of $132,500, as set forth within the accompanying statements of operations.

Fees due to related parties as of June 30, 2025 and December 31, 2024 on our accompanying statements of assets and liabilities were as follows:

	June 30, 2025	December 31, 2024
Net base management fee due to Adviser	$693,614	$686,366
Net incentive fee due to Adviser	450,713	510,082
Total fees due to Adviser, net of waivers	1,144,327	1,196,448
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,210,577	$1,262,698

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2025, we had 121 investments with unfunded commitments of $36,511,863. As of December 31, 2024, we had 109 investments with unfunded commitments of $37,896,006. We believe that, as of June 30, 2025 and December 31, 2024, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	12,324,819
Up 200 basis points	8,216,546
Up 100 basis points	4,108,273
Down 100 basis points	(4,108,273)
Down 200 basis points	(8,216,546)
Down 300 basis points	(12,324,819)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Audax Credit BDC Inc.

Date: August 12, 2025	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 12, 2025	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer