Form 10-Q
period 2025-09-30
Audax Credit BDC Inc.
filed 2025-11-12
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 47,020,464 shares of common stock, par value $0.001 per share, outstanding as of November 12, 2025.

1

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Statements of Assets and Liabilities

September 30, 2025 and December 31, 2024

(Expressed in U.S. Dollars)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $412,939,201 and $416,973,715, respectively)	$402,439,076	$410,031,275
Cash and cash equivalents	16,968,969	19,737,091
Interest receivable	3,603,385	2,867,021
Receivable from investments sold	43,335	412,083
Receivable from bank loan repayment	1,654,023	110,318
Other assets	79,518	—
Total Assets	$424,788,306	$433,157,788
Liabilities
Payable for investments purchased	$2,194,357	$4,820,442
Fees due to investment advisor, net of waivers(a)	1,022,992	1,196,448
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	547,485	432,243
Total Liabilities	$3,831,084	$6,515,383
Commitments and contingencies(b)
Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 47,020,464 and 47,020,454 shares issued and outstanding, respectively	$47,020	$47,020
Capital in excess of par value	442,172,370	442,395,577
Total distributable loss	(21,262,168)	(15,800,192)
Total Net Assets	$420,957,222	$426,642,405
Net Asset Value per Share of Common Stock at End of Period	$8.95	$9.07
Shares Outstanding	47,020,464	47,020,454

(a)
Refer to Note 4-Related Party Transactions for additional information.
(b)
Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment Income
Non-Control/Non-Affiliate
Interest income	$9,773,935	$10,673,020	$29,492,633	$31,618,189
Interest on cash	46,897	89,706	153,991	332,334
Total interest income	9,820,832	10,762,726	29,646,624	31,950,523
Non-Control/Non-Affiliate
Fee income	29,426	66,642	68,544	110,594
Total income	9,850,258	10,829,368	29,715,168	32,061,117
Expenses
Base management fee(a)	$1,072,534	$1,061,088	$3,222,365	$3,158,434
Incentive fee(a)	1,311,584	1,465,399	3,961,738	4,315,250
Professional fees	174,764	147,656	497,138	503,583
Directors' fees	68,250	69,000	209,250	216,000
Administrative fee(a)	66,250	66,250	198,750	198,750
Other expenses	100,662	88,118	306,028	323,544
Expenses before waivers from investment adviser and administrator	2,794,044	2,897,511	8,395,269	8,715,561
Base management fee waivers(a)	(375,387)	(371,381)	(1,127,828)	(1,105,452)
Incentive fee waivers(a)	(985,739)	(902,083)	(2,720,021)	(2,694,707)
Total expenses, net of waivers	1,432,918	1,624,047	4,547,420	4,915,402
Net Investment Income	8,417,340	9,205,321	25,167,748	27,145,715
Realized and Unrealized Gain (Loss) on Non-Control/Non-Affiliate Investments
Net realized loss on investments	(2,214,146)	(181,064)	(1,904,291)	(394,505)
Net change in unrealized depreciation on investments	(255,865)	(1,364,648)	(3,557,685)	(3,521,232)
Net realized and unrealized loss on investments	(2,470,011)	(1,545,712)	(5,461,976)	(3,915,737)
Net Increase in Net Assets Resulting from Operations	$5,947,329	$7,659,609	$19,705,772	$23,229,978
Basic and Diluted per Share of Common Stock:
Net investment income	$0.18	$0.20	$0.54	$0.60
Net increase in net assets resulting from operations	$0.13	$0.17	$0.42	$0.51
Weighted average shares of common stock outstanding basic and diluted	47,020,461	45,266,061	47,020,458	45,343,957

(a)
Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Operations
Net investment income	$25,167,748	$27,145,715
Net realized loss on investments	(1,904,291)	(394,505)
Net change in unrealized depreciation on investments	(3,557,685)	(3,521,232)
Net increase in net assets resulting from operations	19,705,772	23,229,978
Distributions:
Distributions of ordinary income to common stockholders (a)	(25,167,748)	(26,706,974)
Return of capital to common stockholders (a)	(223,299)	-
Total distributions	(25,391,047)	(26,706,974)
Capital Share Transactions:
Issuance of common stock	—	37,000,000
Repurchases of common stock (a)	—	(30,000,000)
Reinvestment of common stock	92	91
Net increase in net assets from capital share transactions	92	7,000,091
Net (Decrease) Increase in Net Assets	(5,685,183)	3,523,095
Net Assets, Beginning of Period	426,642,405	409,084,278
Net Assets, End of Period	$420,957,222	$412,607,373

(a)
Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$19,705,772	$23,229,978
Adjustments to reconcile net increase in net assets from
operations to net cash provided by operating activities:
Net realized loss on investments	1,904,291	394,505
Net change in unrealized depreciation on investments	3,557,685	3,521,232
Accretion of original issue discount interest and payment-in-kind interest	(1,606,382)	(1,138,332)
Increase in interest receivable	(736,364)	(329,257)
Increase in other assets	(79,518)	(60,000)
Increase (decrease) in accrued expenses and other liabilities	115,242	(9,852)
Decrease in fees due to investment advisor(a)	(173,456)	(30,909)
Investments purchased	(69,575,925)	(86,222,707)
Proceeds from investments sold	2,775,026	15,477,312
Repayment of bank loans	66,736,462	65,003,515
Net cash provided by operating activities	22,622,833	19,835,485
Cash flows from financing activities:
Issuance of shares of common stock	—	37,000,000
Repurchases of shares of common stock	—	(30,000,000)
Distributions paid to common stockholders	(25,390,955)	(26,706,883)
Net cash used in financing activities	(25,390,955)	(19,706,883)
Net increase in cash and cash equivalents	(2,768,122)	128,602
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	19,737,091	20,940,279
Cash and cash equivalents, end of period	$16,968,969	$21,068,881
Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	92	91
Payment-in-kind ("PIK") interest income	$893,362	$501,279

(a)
Refer to Note 4-Related Party Transactions for additional information.

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (93.7%) (g) (h) (i):
Services: Business
Vortex Companies	(j)	Unitranche Initial Term Loan	S+	5.00%	8.98%	9/1/2023	9/4/2029	$5,014,918	$4,952,250	$5,014,912
Amplix	(j)	Unitranche First Amendment Term Loan	S+	5.25%	9.23%	10/19/2023	10/18/2029	4,348,230	4,259,213	4,348,230
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.25%	7.23%	12/7/2021	12/15/2028	4,343,428	4,321,441	4,115,398
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	9.98%	12/16/2021	1/20/2028	4,088,028	4,056,770	4,088,028
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	5.75%	9.73%	12/7/2022	12/7/2028	4,084,514	4,016,839	4,084,514
CoAdvantage		Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	9.48%	8/2/2023	8/2/2029	3,773,003	3,773,003	3,744,705
Golden Source	(j)	Unitranche Initial Term Loan	S+	5.00%	8.98%	3/25/2022	5/12/2028	3,345,634	3,290,287	3,345,634
Eliassen		Unitranche Initial Term Loan	S+	5.75%	9.73%	3/31/2022	4/14/2028	3,389,037	3,360,237	3,321,256
Kept Companies		Senior Secured Term Loan	S+	5.25%	9.23%	4/30/2024	4/30/2029	3,298,457	3,257,338	3,273,719
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	2.88%, 5.86% PIK	12.71%	3/25/2022	4/9/2029	3,879,173	3,841,072	2,909,380
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	9.73%	12/10/2021	11/30/2027	2,911,385	2,897,311	2,882,271
CoolSys		Senior Secured Closing Date Initial Term Loan	S+	4.75%	8.73%	8/4/2021	8/11/2028	2,947,792	2,933,382	2,851,989
Argano		Senior Secured Initial Term Loan	S+	5.75%	9.73%	9/13/2024	9/13/2029	2,499,341	2,452,450	2,471,223
Paradigm Outcomes	(k)	Senior Secured 2025 Replacement Term Loan	S+	3.00%	6.98%	4/2/2024	5/6/2031	1,978,812	1,970,907	1,992,239
Mediaocean	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.48%	12/9/2021	12/15/2028	1,930,000	1,920,270	1,935,423
VC3	(j)	Senior Secured Delayed Draw Term Loan D	S+	5.00%	8.98%	9/16/2022	3/12/2027	1,876,564	1,852,595	1,876,564
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	9.73%	6/6/2022	6/15/2028	1,891,364	1,870,787	1,876,215
Epiq		Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	4.00%	7.98%	7/17/2024	4/26/2029	1,979,873	1,975,863	1,864,798
Vensure		Senior Secured Initial Term Loan	S+	5.00%	8.98%	9/23/2024	9/27/2031	1,855,498	1,836,154	1,836,943
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	10.48%	12/23/2022	1/20/2028	1,832,782	1,802,843	1,832,782
Dun & Bradstreet		Unitranche Initial Term Loan	S+	5.50%	9.48%	6/30/2025	8/26/2032	1,500,000	1,485,477	1,488,750
Secretariat		Senior Secured Initial Term Loan	S+	4.00%	7.98%	2/24/2025	2/28/2032	1,492,500	1,485,246	1,473,844
Insight Global		Unitranche 2024 Refinancing Term Loan	S+	5.00%	8.98%	9/22/2021	9/22/2028	1,444,086	1,429,202	1,436,865
Aprio		Senior Secured Initial Term Loan	S+	4.75%	8.73%	8/1/2024	8/1/2031	1,424,704	1,411,329	1,410,457
Gallo Mechanical		Senior Secured Initial Term Loan	S+	4.75%	8.73%	6/19/2025	8/2/2032	1,367,336	1,345,361	1,357,081
Heartland		Senior Secured Initial Term Loan	S+	5.25%	9.23%	12/1/2023	12/12/2029	1,272,844	1,253,677	1,256,933
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.23%	1/19/2022	12/29/2028	1,323,214	1,321,474	1,175,345
Ascend		Senior Secured Initial Term Loan	S+	4.50%	8.48%	10/22/2024	8/11/2031	1,148,934	1,143,557	1,134,572
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	10.23%	3/31/2023	3/30/2029	1,099,281	1,077,017	1,091,036
Embark	(j) (k)	Senior Secured Term B Loan	S+	4.50%	8.48%	8/27/2025	9/2/2032	1,000,000	986,000	990,000
Allied Benefit Systems		Senior Secured Initial Term Loan	S+	5.25%	9.23%	10/20/2023	10/31/2030	984,966	973,231	984,966
Barton Associates		Unitranche Initial Term Loan	S+	6.50%	10.48%	11/18/2024	7/26/2028	989,796	981,559	979,898
Colibri	(k)	Senior Secured First Amendment Incremental Term Loan	S+	5.00%	8.98%	11/9/2023	3/12/2029	982,500	965,192	978,206
Levata		Senior Secured Sixteenth Amendment Incremental Effective Date Term Loan	S+	5.00%	8.98%	8/19/2025	12/21/2027	813,885	804,806	809,816
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.23%	12/9/2021	3/6/2028	959,799	958,743	623,869
AI Fire & Safety		Unitranche Initial Term Loan	S+	2.25%, 2.75% PIK	8.98%	12/20/2024	2/2/2032	551,161	548,078	549,783
Lexitas		Unitranche Initial Term Loan	S+	5.00%	8.98%	4/15/2025	4/15/2031	511,697	506,059	506,580
Allied Universal	(k)	Senior Secured Amendment No. 7 Replacement U.S. Dollar Term Loan	S+	3.25%	7.23%	8/6/2025	8/20/2032	500,000	499,375	502,445
Geosyntec		Senior Secured 2025 Incremental Term Loan	S+	3.00%	6.98%	7/24/2024	7/31/2031	497,500	495,333	496,256
Eagle Fire		Senior Secured Initial Term Loan	S+	4.50%	8.48%	6/4/2025	7/15/2032	500,000	493,558	496,250
Inmar		Senior Secured Amendment No. 4 Refinancing Term Loan (First Lien)	S+	4.50%	8.48%	10/25/2024	10/30/2031	495,013	492,593	492,537
S&P Engineering Solutions		Senior Secured 2024 Converted Term Loan	S+	5.00%	8.98%	3/31/2023	5/2/2030	490,000	479,605	490,000
Service Logic		Senior Secured Amendment No. 8 Refinancing Term Loan	S+	3.00%	6.98%	2/8/2024	10/29/2027	491,230	491,614	487,546
System One		Senior Secured 2025 Refinancing Term Loan	S+	3.50%	7.48%	1/28/2021	3/2/2028	478,800	477,882	473,414
HireRight	(k)	Senior Secured 2025 Replacement Term Loan (First Lien)	S+	3.25%	7.23%	3/25/2024	9/27/2030	493,750	488,799	456,102
Perficient		Senior Secured Closing Date Term Loan	S+	3.50%	7.48%	8/2/2024	10/2/2031	453,167	451,078	446,369

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Capital Consultants Management Corporation	(j)	Unitranche Closing Date Term Loan	S+	4.75%	8.73%	7/29/2025	11/3/2031	323,988	319,940	323,988
OSG Billing Services		Senior Secured Last-Out Term Loan	S+	6.25%	10.23%	11/30/2023	11/30/2028	312,562	312,562	310,217
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	5.75%	9.73%	12/7/2022	12/7/2028	259,048	241,905	259,048
Aprio		Senior Secured 2025 Incremental Term Loan	S+	4.75%	8.73%	4/18/2025	8/1/2031	225,807	220,298	223,549
OSG Billing Services		Senior Secured First-Out Term Loan	S+	8.00%	11.98%	11/30/2023	5/30/2028	219,341	209,666	217,696
Vortex Companies	(j)	Senior Secured Revolving Loan	S+	5.00%	8.98%	9/1/2023	9/4/2029	162,072	127,557	162,072
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	2.88%, 5.86% PIK	12.71%	3/25/2022	4/9/2029	153,846	149,808	115,385
Kept Companies		Senior Secured Revolving Loan	S+	5.25%	9.23%	4/30/2024	4/30/2029	114,102	106,971	113,246
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	9.73%	6/6/2022	12/15/2028	79,545	75,000	78,908
Heartland		Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	12/1/2023	12/12/2029	79,310	75,172	78,319
Gallo Mechanical		Senior Secured Initial Revolving Loan	S+	4.75%	8.73%	6/19/2025	8/2/2032	63,483	59,088	63,007
VC3	(j)	Senior Secured RC	S+	5.00%	8.98%	7/21/2022	3/12/2027	61,538	58,846	61,538
AI Fire & Safety		Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	12/20/2024	2/2/2032	-	(449)	-
Aprio		Senior Secured Revolving Loan	S+	4.75%	8.73%	8/1/2024	8/1/2031	-	(499)	-
Lexitas		Senior Secured Revolving Credit Loan	S+	5.00%	8.98%	4/15/2025	4/15/2031	-	(573)	-
Ascend		Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	10/22/2024	8/11/2031	-	(859)	-
AIA Contract	(j)	Senior Secured Revolving Loan	S+	4.75%	8.73%	6/30/2025	7/2/2031	-	(1,136)	-
Eagle Fire		Senior Secured Initial Revolving Loan	S+	4.50%	8.48%	6/4/2025	7/15/2032	-	(1,346)	-
S&P Engineering Solutions		Senior Secured Revolving Credit Loan	S+	5.00%	8.98%	3/31/2023	5/2/2029	-	(1,471)	-
Dun & Bradstreet		Senior Secured Revolving Credit Loan	S+	5.50%	9.48%	6/30/2025	8/26/2032	-	(1,500)	-
Embark	(k)	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	8/27/2025	9/2/2032	-	(2,000)	-
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	10.23%	3/31/2023	3/30/2029	—	(2,131)	—
Amplix	(j)	Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	10/19/2023	10/18/2029	—	(8,242)	—
									86,829,628	85,482,888
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	5.75%	9.73%	9/22/2021	9/30/2027	4,810,901	4,777,288	4,810,901
Minds + Assembly	(j)	Unitranche Initial Term Loan (First Lien)	S+	5.00%	8.98%	5/3/2023	5/3/2029	4,007,143	3,935,132	4,007,143
OrthoNebraska	(j)	Unitranche Term Loan	S+	6.50%	10.48%	7/31/2023	7/31/2028	3,319,305	3,255,061	3,319,305
Summit Spine	(j)	Unitranche Initial Term Loan	S+	4.75%	8.73%	3/21/2025	3/25/2031	3,264,291	3,200,701	3,264,291
Paradigm Oral Health		Senior Secured Initial Term Loan	S+	4.75%	8.73%	9/30/2024	11/16/2028	2,757,762	2,729,115	2,757,762
RevHealth	(j)	Unitranche Initial Term Loan	S+	2.50%, 3.25% PIK	9.73%	7/22/2022	7/21/2028	4,186,978	4,142,186	2,751,815
Visor Buyer, Inc.	(j)	Unitranche Initial Term Loan	S+	6.50%	10.48%	12/22/2022	12/24/2029	2,955,724	2,898,063	2,633,430
U.S. Foot and Ankle Specialists		Senior Secured Term Loan	S+	5.75%	9.73%	4/17/2024	9/15/2026	2,364,273	2,351,216	2,340,631
TEAM Services	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	5.25%	9.23%	6/28/2024	12/20/2027	1,985,000	1,957,727	1,983,759
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%	9.73%	5/27/2022	6/13/2029	2,461,860	2,421,005	1,920,251
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.48%	7/2/2021	7/3/2028	1,921,033	1,915,793	1,882,613
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	8.98%	3/11/2022	4/23/2029	1,811,004	1,789,522	1,790,630
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.98%	5/12/2021	5/18/2028	1,811,373	1,807,274	1,752,504
Blue Cloud		Senior Secured Closing Date Term Loan	S+	5.00%	8.98%	12/13/2021	1/21/2031	1,658,343	1,639,840	1,645,906
Upstream Rehabilitation	(k)	Senior Secured August 2021 Incremental Term Loan (First Lien)	S+	4.25%	8.23%	10/24/2019	11/20/2026	1,897,047	1,896,244	1,642,141
ImageFirst		Senior Secured Initial Term Loan	S+	3.25%	7.23%	3/12/2025	3/12/2032	1,496,250	1,492,500	1,485,028
MedRisk	(k)	Senior Secured 2025 Term Loan (First Lien)	S+	3.00%	6.98%	4/1/2021	5/10/2028	1,467,519	1,463,388	1,471,489
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.25%	8.23%	12/18/2020	12/22/2027	1,436,250	1,428,262	1,436,250
EyeSouth Partners		Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.48%	11/15/2024	10/5/2029	1,426,660	1,412,457	1,412,394
Forefront	(k)	Senior Secured Term B-1 Loan	S+	5.50%	9.48%	12/14/2023	3/30/2029	1,477,500	1,453,230	1,396,503
nThrive	(k)	Senior Secured Tranche C Term Loan	S+	4.00%	7.98%	11/18/2024	12/15/2028	1,613,125	1,613,125	1,392,329
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.48%	11/23/2020	12/22/2027	1,432,500	1,424,500	1,291,041

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
MB2 Dental		Unitranche Initial Term Loan	S+	5.50%	9.48%	2/5/2024	2/13/2031	1,240,270	1,229,208	1,237,169
Nvision		Senior Secured 2024 Initial Term Loan	S+	5.50%	9.48%	10/31/2024	12/31/2028	1,251,237	1,222,994	1,237,161
Micro Merchant Systems		Unitranche Initial Term Loan	S+	4.50%	8.48%	3/2/2022	12/14/2027	1,099,838	1,093,373	1,099,838
Radiology Partners	(k)	Senior Secured Term B Loan	S+	4.50%	8.48%	6/26/2025	6/30/2032	1,000,000	990,225	999,480
Press Ganey	(k)	Senior Secured Existing Term Loan (First Lien)	S+	3.00%	6.98%	4/24/2024	4/30/2031	990,019	981,805	988,474
Cirtec Medical		Senior Secured U.S. Dollar Term Loan	S+	5.00%	8.98%	1/30/2023	1/30/2029	975,000	955,405	972,563
NSM	(k)	Senior Secured 2025 Refinancing Term Loan	S+	4.75%	8.73%	8/5/2024	5/14/2029	945,474	943,795	956,262
Wedgewood		Senior Secured Initial Term Loan	S+	4.50%	8.48%	2/24/2021	3/31/2028	960,067	955,813	943,265
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	9.98%	6/27/2022	6/28/2029	969,593	931,852	938,081
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%	8.23%	3/23/2022	3/30/2029	967,794	958,285	914,740
Patterson Companies	(k)	Senior Secured Initial Term Loan	S+	4.50%	8.48%	7/24/2025	4/16/2032	1,000,000	900,000	899,845
VaxCare		Unitranche Initial Term Loan	S+	4.50%	8.48%	6/10/2025	6/17/2032	833,333	825,214	827,083
Visor Buyer, Inc.	(j)	Senior Secured Revolving Loan	S+	6.50%	10.48%	12/22/2022	12/22/2028	863,931	842,333	769,727
APT Healthcare	(k)	Unitranche Initial Term Loan	S+	5.00%	8.98%	9/15/2025	9/30/2031	777,778	765,972	768,056
Viant	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.00%	7.98%	10/16/2024	10/29/2031	550,983	548,480	552,190
MyEyeDr	(k)	Senior Secured Tenth Amendment Refinancing Term Loan (First Lien)	S+	3.25%	7.23%	4/15/2024	4/15/2031	510,724	510,724	512,356
Performance Health		Senior Secured Initial Term Loan	S+	3.75%	7.73%	2/28/2025	3/19/2032	498,750	493,916	495,009
Cirtec Medical		Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.00%	8.98%	7/2/2024	1/30/2029	493,750	488,675	492,516
TEAM Services	(k)	Senior Secured Term Loan (First Lien)	S+	5.00%	8.98%	1/25/2024	12/20/2027	491,003	489,416	490,566
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	11.48%	4/11/2023	11/30/2028	487,500	466,379	471,656
AGS Health		Unitranche Initial Term Loan	S+	4.50%	8.48%	7/24/2025	8/2/2032	446,960	445,653	443,608
nThrive	(k)	Senior Secured Tranche D Term Loan	S+	6.75%	10.73%	11/18/2024	12/17/2029	490,000	490,000	422,931
Midwest Eye Services		Senior Secured Initial Term Loan	S+	4.50%	8.48%	12/31/2024	8/20/2027	422,980	407,682	420,865
TEAM Services		Senior Secured Term Loan (Second Lien)	S+	9.00%	12.98%	1/5/2024	12/18/2028	410,000	407,950	410,000
AccentCare		Senior Secured Tranche B Term Loan	S+	4.00%	7.98%	6/15/2021	9/20/2028	478,969	478,969	408,321
Clearway	(k)	Senior Secured Tenth Amendment Incremental Term Loan	S+	5.50%	9.48%	9/17/2025	8/30/2030	408,090	401,969	401,969
nThrive	(k)	Senior Secured Tranche B Term Loan	S+	4.00%	7.98%	11/18/2024	12/15/2028	411,267	411,267	400,087
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.75%	8.73%	3/22/2021	2/6/2026	365,266	365,359	357,960
UDG	(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	8.23%	8/6/2021	8/19/2028	315,938	314,716	310,409
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.75%	8.73%	2/27/2017	2/6/2026	311,031	311,031	304,811
Nvision		Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.48%	10/30/2024	12/31/2028	241,483	238,442	238,767
AGS Health		Unitranche Initial Term Loan	S+	4.50%	8.48%	7/24/2025	8/2/2032	234,840	234,149	233,079
nThrive	(k)	Senior Secured Tranche A Term Loan	S+	5.25%	9.23%	11/20/2024	12/15/2028	116,803	115,626	116,481
AccentCare		Senior Secured Tranche A Term Loan	S+	5.50%	9.48%	2/5/2024	6/20/2028	119,820	116,006	115,027
Western Dental		Senior Secured Second-Out Term Loan (Tranche B)	S+	1.00%, 6.25% PIK	11.23%	6/14/2024	8/18/2028	538,310	435,557	107,662
Western Dental		Senior Secured First-Out Term Loan (Tranche A-1)	S+	6.50%	10.48%	6/18/2024	5/18/2028	92,798	88,610	92,798
RevHealth	(j)	Senior Secured Revolving Loan	S+	2.50%, 3.25% PIK	9.73%	7/22/2022	7/21/2028	102,740	102,740	67,524
Clearway	(k)	Senior Secured Revolving Loan	S+	5.50%	9.48%	9/17/2025	8/30/2030	64,734	61,734	63,763
Nvision		Senior Secured Revolving Loan	S+	5.50%	9.48%	10/31/2024	12/31/2028	41,069	41,069	40,607
Clearway	(k)	Senior Secured Term Loan A	S+	5.50%	9.48%	9/17/2025	8/30/2030	39,393	36,402	38,802
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	8.73%	3/11/2022	4/21/2028	35,017	31,650	34,623
Summit Spine	(j)	Senior Secured Revolving Loan	S+	4.75%	8.73%	3/21/2025	3/25/2031	29,609	20,973	29,609
Clearway	(k)	Senior Secured Second Amendment Incremental Term Loan	S+	5.50%	9.48%	9/17/2025	8/30/2030	16,854	16,601	16,602
Clearway	(k)	Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.48%	9/17/2025	8/30/2030	11,353	11,182	11,183
Cirtec Medical		Senior Secured Revolving Credit (First Lien)	S+	5.00%	8.98%	1/30/2023	10/31/2028	8,333	8,333	8,313
Clearway	(k)	Senior Secured Ninth Amendment Incremental Term Loan	S+	5.50%	9.48%	9/17/2025	8/30/2030	4,129	4,066	4,068
AGS Health		Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.48%	7/24/2025	8/2/2032	-	(76)	-
AGS Health		Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.48%	7/24/2025	8/2/2032	-	(133)	-
Blue Cloud		Senior Secured Revolving Loan	S+	5.00%	8.98%	12/13/2021	1/21/2031	-	(1,136)	-

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
VaxCare		Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	6/10/2025	6/17/2032	-	(1,667)	-
Midwest Eye Services		Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.48%	12/31/2024	8/20/2027	-	(3,220)	-
OrthoNebraska	(j)	Senior Secured Revolving Loan	S+	6.50%	10.48%	7/31/2023	7/31/2028	—	(13,724)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan (First Lien)	S+	5.25%	9.23%	5/3/2023	5/3/2029	—	(18,789)	—
									73,156,484	70,054,022
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	5.25%	9.23%	6/13/2022	6/30/2028	$5,055,921	$4,989,897	$5,055,921
Cerity Partners	(j)	Unitranche Initial Term Loan	S+	5.25%	9.23%	7/28/2022	7/28/2029	4,519,713	4,474,212	4,519,713
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.73%	7/22/2021	7/31/2028	3,850,000	3,839,657	3,472,700
Prime Pensions	(j)	Unitranche Initial Term Loan	S+	4.75%	8.73%	2/20/2024	2/26/2030	2,928,114	2,854,629	2,928,114
EPIC Insurance		Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.48%	8/27/2021	9/29/2028	2,164,099	2,145,689	2,142,458
Steward Partners		Senior Secured Closing Date Term B Loan	S+	4.75%	8.73%	12/8/2023	10/14/2028	2,008,433	1,979,943	1,998,391
Beta+		Senior Secured Initial Term Loan	S+	5.75%	9.73%	6/24/2022	7/2/2029	1,940,000	1,863,487	1,915,750
OneDigital	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	3.00%	6.98%	6/13/2024	7/2/2031	1,483,106	1,476,482	1,484,990
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.50%	8.48%	3/29/2022	6/1/2028	1,472,933	1,467,663	1,472,933
Orion	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	3.25%	7.23%	8/4/2020	9/24/2030	1,429,469	1,424,345	1,435,473
SIAA	(j)	Unitranche Seventh Amendment Refinancing Term Loan	S+	4.75%	8.73%	4/21/2021	4/30/2030	1,131,567	1,122,118	1,131,567
Alera	(k)	Senior Secured Term Loan (First Lien)	S+	3.25%	7.23%	5/21/2025	5/30/2032	1,000,000	995,000	1,004,855
Osaic	(k)	Senior Secured Initial Term Loan	S+	3.00%	6.98%	8/1/2025	7/30/2032	997,135	994,642	997,703
LERETA		Senior Secured Initial Term Loan	S+	5.25%	9.23%	7/27/2021	7/30/2028	960,000	955,325	928,800
Cherry Bekaert	(j)	Unitranche Amendment No. 1 Term Loan	S+	5.25%	9.23%	10/11/2023	6/30/2028	713,644	704,172	713,644
Frazier & Deeter		Senior Secured Initial Term Loan	S+	4.50%	8.48%	4/30/2025	5/3/2032	598,529	591,527	592,544
Confluence		Senior Secured Term Loan (Priority)	S+	5.00%	8.98%	2/14/2025	7/30/2028	377,264	377,264	367,832
Cherry Bekaert	(j)	Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	6/13/2022	6/30/2028	223,163	223,163	223,163
SIAA	(j)	Unitranche Seventh Amendment Incremental Term Loan	S+	4.75%	8.73%	3/24/2025	4/30/2030	139,345	135,293	139,345
Beta+		Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	6/24/2022	7/1/2027	110,515	104,299	109,134
EPIC Insurance		Senior Secured Refinancing Revolving Loan	S+	4.50%	8.48%	8/27/2021	9/29/2028	45,960	45,690	45,500
Cerity Partners	(j)	Senior Secured Initial Revolving Loan	S+	5.25%	9.23%	7/28/2022	7/28/2028	35,842	35,842	35,842
Steward Partners		Senior Secured Revolving Loan	S+	4.75%	8.73%	12/20/2023	10/14/2028	10,000	4,056	9,950
Frazier & Deeter		Senior Secured Revolving Loan	S+	4.50%	8.48%	4/30/2025	5/2/2031	—	(882)	—
Prime Pensions	(j)	Senior Secured Revolving Credit	S+	4.75%	8.73%	2/20/2024	2/26/2030	—	(7,619)	—
									32,795,894	32,726,322
Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	9.73%	3/25/2022	3/31/2028	3,870,000	3,832,486	3,840,975
Flow Control Group	(k)	Senior Secured Amendment No. 11 Term Loan (First Lien)	S+	3.25%	7.23%	3/17/2021	3/31/2028	3,588,842	3,583,720	3,601,188
Plaskolite		Unitranche Initial Term Loan	S+	4.00%, 4.00% PIK	11.98%	5/5/2025	5/9/2030	3,035,153	2,973,415	3,012,389
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.25%	9.23%	6/15/2022	8/13/2029	2,887,902	2,918,210	2,859,023
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	2.00%, 5.00% PIK	10.98%	9/30/2022	7/29/2029	2,327,432	2,288,395	2,094,688
Shaw		Senior Secured Closing Date Term Loan (First Lien)	S+	6.00%	9.98%	9/30/2023	10/30/2029	1,760,426	1,733,715	1,734,019
Radwell		Unitranche Initial Term Loan	S+	5.50%	9.48%	3/11/2022	4/1/2029	1,615,641	1,601,761	1,603,524
Antylia Scientific		Senior Secured Initial Term Loan	S+	4.00%	7.98%	5/16/2025	5/27/2032	1,500,000	1,463,695	1,492,500
Trystar		Senior Secured Initial Term Loan	S+	4.50%	8.48%	7/31/2024	8/6/2031	1,117,576	1,106,734	1,114,782
Air Control Concepts	(k)	Senior Secured Closing Date Term Loan	S+	2.75%	6.73%	7/16/2024	7/23/2031	997,273	995,311	998,031
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	10.98%	3/31/2023	3/31/2030	945,910	926,284	931,721
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	9.98%	5/26/2022	5/31/2029	970,000	924,443	853,600
Associated Springs		Senior Secured Initial Term Loan	S+	5.75%	9.73%	3/7/2024	4/4/2030	703,318	689,618	703,318
Associated Springs		Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.75%	9.73%	11/25/2024	4/4/2030	543,324	533,059	543,324

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Ohio Transmission	(j)	Unitranche Initial Term Loan	S+	5.50%	9.48%	12/12/2023	12/19/2030	548,932	539,090	542,070
nVent	(k)	Senior Secured Initial Term Loan	S+	3.00%	6.98%	9/30/2024	1/30/2032	500,000	497,500	502,893
Circor	(k)	Senior Secured Initial Term Loan	S+	3.25%	7.23%	10/9/2024	10/17/2031	497,500	496,374	500,298
Chromalloy	(k)	Senior Secured Term Loan	S+	3.25%	7.23%	3/22/2024	3/27/2031	493,750	489,648	495,723
AGCO G&P		Senior Secured Initial Term Loan	S+	5.00%	8.98%	10/8/2024	10/31/2031	497,500	492,975	495,013
Trystar		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.50%	8.48%	9/5/2024	8/6/2031	496,250	491,080	495,009
TriMark		Senior Secured Initial Tranche B Loan	S+	2.00%, 3.25% PIK	9.23%	1/16/2024	6/30/2029	687,016	687,016	477,476
Duravant	(k)	Senior Secured Incremental Amendment No. 5 Term Loan (First Lien)	S+	3.50%	7.48%	3/5/2020	5/19/2028	473,958	473,958	477,217
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.73%	2/24/2021	3/2/2028	478,956	478,505	469,377
Pegasus		Senior Secured Initial Term Loan	S+	4.75%	8.73%	1/24/2024	1/19/2031	384,246	377,592	384,246
SupplyHouse		Senior Secured Initial Term Loan	S+	4.00%	7.98%	6/19/2025	7/1/2032	375,000	373,186	372,188
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	9.98%	8/11/2022	7/29/2028	288,524	278,120	259,672
Ohio Transmission	(j)	Senior Secured Initial Revolving Loan	S+	5.50%	9.48%	12/19/2023	12/19/2029	48,533	47,840	47,927
Plaskolite		Senior Secured Revolving Credit Loan	S+	7.00%	10.98%	5/5/2025	2/7/2030	28,907	28,329	28,690
Radwell		Senior Secured Revolving Loan	S+	5.50%	9.48%	3/11/2022	4/1/2029	21,333	20,133	21,173
SupplyHouse		Senior Secured Revolving Credit Loan	S+	4.00%	7.98%	6/19/2025	7/1/2032	-	(625)	-
Associated Springs		Senior Secured Revolving Loan	S+	5.75%	9.73%	3/7/2024	4/4/2030	—	(1,888)	—
Trystar		Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	7/31/2024	8/6/2031	—	(2,727)	—
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	9.73%	3/25/2022	3/31/2028	—	(2,954)	—
									31,333,998	30,952,054
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	5.00%	8.98%	11/1/2022	11/1/2029	5,210,558	5,128,168	5,210,558
Smart Start		Senior Secured 2025 Refinancing Term B Loan (First Lien)	S+	4.25%	8.23%	12/10/2021	12/16/2028	2,925,300	2,918,866	2,910,674
Apex Service Partners		Unitranche 2024 Term Loan	S+	5.00%	8.98%	10/16/2023	10/24/2030	2,670,382	2,647,591	2,663,706
A Place For Mom		Senior Secured Sixth Amendment Replacement Term Loan	S+	5.50%	9.48%	7/28/2017	2/10/2028	2,287,190	2,285,720	2,241,446
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	11.73%	12/10/2021	12/16/2029	2,000,000	1,979,327	1,990,000
Rover		Senior Secured Initial Term Loan	S+	4.75%	8.73%	2/16/2024	2/27/2031	2,000,462	1,977,465	1,975,457
Taxwell	(k)	Senior Secured Initial Term Loan	S+	4.25%	8.23%	6/17/2024	6/26/2031	1,950,795	1,933,825	1,952,415
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.23%	12/10/2021	12/15/2028	1,451,250	1,443,814	1,440,366
United Air Temp	(j)	Unitranche Initial Term Loan	S+	5.50%	9.48%	2/14/2024	3/28/2030	1,110,207	1,081,312	1,025,698
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	5.25%	9.23%	10/25/2023	1/9/2029	1,033,872	1,008,187	1,023,533
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.23%	8/19/2021	8/31/2028	962,500	957,261	940,844
Spring Education	(k)	Senior Secured Initial Term Loan	S+	3.25%	7.23%	10/5/2023	10/4/2030	933,375	933,375	937,603
Crash Champions	(k)	Senior Secured Initial Term Loan	S+	4.75%	8.73%	2/7/2024	2/23/2029	987,500	985,688	927,633
All My Sons		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	8.73%	6/4/2024	10/25/2028	491,838	486,026	486,920
FMG Suite	(j) (k)	Unitranche Initial Term Loan	S+	4.75%	8.73%	8/11/2025	9/9/2032	349,057	345,094	345,566
Apex Service Partners		Unitranche Second Amendment Incremental Term Loan	S+	5.00%	8.98%	4/24/2025	10/24/2030	338,174	334,140	337,328
R. F. Fager		Senior Secured First Amendment Term Loan	S+	5.00%	8.98%	5/16/2025	3/4/2030	331,893	326,482	329,404
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	5.00%	8.98%	11/1/2022	11/1/2028	84,617	74,463	84,617
United Air Temp	(j)	Senior Secured Revolving Loan	S+	5.50%	9.48%	2/14/2024	3/28/2030	37,241	37,241	34,406
R. F. Fager		Senior Secured Revolving Loan	S+	5.00%	8.98%	5/16/2025	3/4/2030	18,981	17,937	18,838
FMG Suite	(j) (k)	Senior Secured Revolving Loan	S+	4.75%	8.73%	8/11/2025	9/9/2032	-	(566)	-
Apex Service Partners		Senior Secured 2024 Revolving Credit Loan	S+	5.00%	8.98%	10/16/2023	10/24/2029	—	(1,461)	—
Rover		Senior Secured Revolving Loan	S+	4.75%	8.73%	2/16/2024	2/27/2031	—	(2,250)	—
									26,897,705	26,877,012
High Tech Industries
Planview	(k)	Senior Secured 2024-B Incremental Term Loan (First Lien)	S+	3.50%	7.48%	12/11/2020	12/17/2027	3,036,614	3,024,999	2,996,758
Ivanti Software		Senior Secured 2025-1 Term Loan (First Lien)	S+	4.75%	8.73%	11/20/2020	6/1/2029	2,960,199	2,942,847	2,668,620
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%	7.98%	3/19/2021	4/24/2028	2,400,000	2,394,411	2,325,600
Idera	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	3.50%	7.48%	6/27/2017	3/2/2028	2,508,556	2,508,668	2,207,529
Intermedia		Unitranche 2024 Refinancing Term Loan (First Lien)	S+	5.25%	9.23%	4/4/2024	4/4/2029	1,871,313	1,871,313	1,866,634
HelpSystems	(k)	Senior Secured Seventh Amendment Refinancing Term Loan	S+	3.75%	7.73%	12/19/2019	11/19/2026	1,914,028	1,912,248	1,814,622

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%	10.98%	5/17/2022	8/15/2030	2,000,000	1,956,201	1,516,880
Xplor Technologies		Senior Secured First Amendment Refinancing Term Loan	S+	3.50%	7.48%	6/14/2024	6/24/2031	1,485,000	1,478,642	1,485,000
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	9.23%	12/16/2021	12/21/2028	1,447,500	1,439,985	1,433,025
ORBCOMM	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	8.23%	6/17/2021	9/1/2028	1,454,845	1,415,043	1,323,007
SmartBear	(k)	Senior Secured 2024 Term Loan	S+	4.00%	7.98%	11/20/2020	3/3/2028	962,662	958,734	952,136
Options IT		Senior Secured Initial Term Loan	S+	4.50%	8.48%	9/20/2024	9/30/2031	738,013	726,601	736,168
Aptean		Unitranche Initial Term Loan	S+	4.75%	8.73%	1/1/2024	1/30/2031	584,377	579,722	579,994
Qlik	(k)	Senior Secured Second Amendment Refinancing Term Loan (First Lien)	S+	3.25%	7.23%	12/31/2024	10/26/2030	497,487	496,279	499,438
Inhabit		Unitranche Initial Term Loan	S+	4.50%	8.48%	12/10/2024	1/12/2032	498,750	496,132	497,503
NCR Voyix	(k)	Senior Secured Term Loan	S+	2.75%	6.73%	9/24/2024	9/30/2031	496,250	494,063	497,414
LightBox		Senior Secured Initial Term Loan	S+	5.25%	9.23%	1/10/2025	1/13/2030	497,500	490,678	496,256
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.73%	8/10/2021	10/8/2028	482,500	480,176	475,965
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.48%	5/17/2022	8/15/2029	486,250	477,336	409,940
Ivanti Software		Senior Secured Initial Term Loan (First Lien)	S+	5.75%	9.73%	5/6/2025	6/1/2029	389,149	370,459	389,149
insightsoftware		Unitranche Initial Term Loan	S+	5.25%	9.23%	7/16/2024	5/25/2028	391,830	390,484	387,422
insightsoftware		Senior Secured Revolving Loan	S+	5.25%	9.23%	3/26/2024	5/25/2028	43,651	42,996	43,160
Options IT		Senior Secured Revolving Loan	S+	4.50%	8.48%	9/20/2024	3/31/2031	24,124	22,784	24,064
Inhabit		Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	12/10/2024	1/12/2032	-	(439)	-
LightBox		Senior Secured Revolving Loan	S+	5.25%	9.23%	1/10/2025	1/13/2030	-	(494)	-
									26,969,868	25,626,284
Containers, Packaging & Glass
Anchor Packaging	(k)	Senior Secured Amendment No.5 Term Loan (First Lien)	S+	3.25%	7.23%	7/17/2019	7/18/2029	$2,427,750	$2,422,265	$2,441,151
Brook & Whittle	(k)	Senior Secured Tranche B Term Loan	S+	4.50%	8.48%	8/11/2025	12/14/2030	3,052,265	3,052,265	2,360,408
Paragon Films	(k)	Senior Secured Closing Date Term Loan (First Lien)	S+	3.75%	7.73%	12/15/2021	12/16/2028	1,995,326	1,984,273	2,004,056
Tekni-Plex	(k)	Senior Secured Tranche B-7 Initial Term Loan	S+	3.75%	7.73%	3/27/2024	9/15/2028	1,597,970	1,596,240	1,572,171
Resource Label Group	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	8.23%	7/2/2021	7/7/2028	1,809,256	1,805,070	1,497,485
Technimark		Senior Secured 2024-1 Refinancing Term Loan (First Lien)	S+	3.25%	7.23%	6/30/2021	4/14/2031	1,440,552	1,437,354	1,415,342
Intertape Polymer	(k)(m)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	8.73%	6/15/2022	6/28/2028	1,364,560	1,331,302	1,328,071
Five Star Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.23%	4/27/2022	5/5/2029	981,164	971,348	982,699
Transcendia		Unitranche Term Loan	S+	6.50%	10.48%	5/23/2024	11/23/2029	990,000	974,339	980,100
Balcan	(n)	Senior Secured Initial Term B Loan (First Lien)	S+	4.75%	8.73%	10/10/2024	10/20/2031	995,000	976,916	975,100
Lacerta		Senior Secured Term Loan	S+	5.50%	9.48%	2/8/2021	12/30/2026	952,500	949,678	904,875
Brook & Whittle		Senior Secured Tranche A Term Loan	S+	6.50%	10.48%	8/11/2025	12/14/2030	764,541	677,985	764,541
ProAmpac	(k)	Senior Secured 2024-1 Refinancing Term Loan	S+	4.00%	7.98%	8/7/2025	9/15/2028	498,734	497,484	501,228
SupplyOne	(k)	Senior Secured Term B Loan	S+	3.50%	7.48%	3/27/2024	4/19/2031	492,525	488,477	495,372
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	10.23%	7/18/2023	7/19/2029	491,250	479,245	480,197
Precision Concepts		Unitranche Initial Term Loan (US)	S+	4.75%	8.73%	7/28/2025	8/2/2032	457,456	451,749	454,025
Golden West Packaging		Senior Secured Term B-1 Loan	S+	5.25%	9.23%	11/29/2021	6/27/2031	450,625	448,592	360,500
Precision Concepts		Unitranche Initial Term Loan (CA)	S+	4.75%	8.73%	7/28/2025	8/2/2032	199,678	197,681	198,181
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	10.23%	7/18/2023	7/19/2028	8,621	5,388	8,427
Precision Concepts		Senior Secured Revolving Credit Loan	S+	4.75%	8.73%	7/28/2025	8/2/2032	—	(1,163)	—
									20,746,488	19,723,929
Beverage, Food & Tobacco
Dessert Holdings	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.98%	6/7/2021	6/9/2028	2,901,084	2,869,901	2,904,739
Bettcher Industries		Senior Secured Initial Term Loan (Second Lien)	S+	7.25%	11.23%	12/13/2021	12/14/2029	2,500,000	2,485,314	2,475,000
Purfoods		Senior Secured 2024 Term Loan	S+	5.00%	8.98%	6/24/2024	8/12/2027	2,000,000	1,987,676	2,000,000
Bettcher Industries		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.98%	12/13/2021	12/14/2028	1,930,000	1,918,930	1,910,700

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.50%	8.48%	4/7/2022	5/18/2029	1,796,786	1,777,372	1,796,786
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	7.98%	8/13/2021	8/28/2028	962,500	957,834	951,672
Mary Ruth's	(k)	Senior Secured Closing Date Term B Loan	S+	4.75%	8.73%	9/26/2025	9/30/2031	750,000	742,500	742,500
Hissho Sushi	(j)	Unitranche Amendment No. 1 Incremental Term Loan	S+	4.50%	8.48%	8/7/2024	5/18/2029	518,571	513,553	518,571
Golden State Foods	(k)	Senior Secured Initial Term Loan	S+	4.00%	7.98%	10/7/2024	12/4/2031	495,012	491,606	496,851
Rise Baking		Senior Secured Initial Term Loan	S+	5.00%	8.98%	10/24/2024	11/4/2031	496,250	489,459	492,528
MBC Companies		Senior Secured Second Amendment Term B Loan	S+	4.75%	8.73%	1/6/2025	7/7/2029	496,250	491,771	492,528
Trilliant 2024		Senior Secured 2024 Refinancing Term Loan	S+	6.50%	10.48%	11/20/2024	11/30/2029	490,625	481,932	486,945
Hometown Food		Senior Secured Closing Date Term B Loan	S+	4.50%	8.48%	4/22/2025	12/3/2030	487,613	483,465	486,394
Mary Ruth's	(k)	Senior Secured Closing Date Term A Loan	S+	4.00%	7.98%	9/26/2025	9/30/2030	250,000	248,750	248,750
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	4/7/2022	5/18/2029	-	(667)	-
									15,939,396	16,003,964
Construction & Building
PlayPower		Unitranche Initial Term Loan	S+	5.25%	9.23%	8/26/2024	8/28/2030	2,475,000	2,443,034	2,462,625
A1 Garage Door	(j)	Unitranche Term Loan A	S+	4.50%	8.48%	12/22/2022	12/22/2028	2,223,344	2,180,056	2,223,344
Cook & Boardman		Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	9.98%	5/29/2024	3/4/2030	1,984,000	1,968,268	1,969,120
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	8.73%	10/2/2019	11/30/2027	1,727,008	1,724,072	1,670,880
Leaf Home	(k)	Senior Secured Initial Term Loan	S+	5.25%	9.23%	9/4/2025	9/4/2031	1,387,500	1,366,688	1,366,688
Brown & Root	(k)	Senior Secured Term Loan	S+	5.00%	8.98%	9/29/2025	10/3/2030	1,221,429	1,203,107	1,203,107
Specialty Products & Insulation	(k)	Senior Secured Tranche B-1 Term Loan	S+	4.50%	8.48%	3/16/2022	12/21/2027	966,523	962,028	966,523
Dodge Construction Network		Senior Secured Tranche B Term Loan (First Lien)	S+	4.75%	8.73%	11/14/2024	2/28/2029	604,984	604,984	601,959
Electric Power Engineers		Senior Secured Term Loan	S+	4.50%	8.48%	11/27/2024	12/15/2031	500,000	494,408	500,000
DynaGrid		Senior Secured Initial Term Loan	S+	4.75%	8.73%	1/7/2025	2/13/2032	498,750	488,750	498,750
Terra Millennium	(k)	Senior Secured Initial Term Loan	S+	4.75%	8.73%	10/25/2024	11/1/2030	497,623	492,786	498,713
RailPros		Unitranche Initial Term Loan	S+	4.50%	8.48%	4/23/2025	5/24/2032	500,000	494,231	496,250
Playcore	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.73%	2/14/2024	2/20/2030	492,528	486,744	495,035
Dodge Construction Network		Senior Secured Tranche A New Money Term Loan (First Lien)	S+	6.25%	10.23%	11/14/2024	1/31/2029	436,264	432,566	434,083
DynaGrid		Senior Secured Revolving Credit Facility	S+	4.75%	8.73%	1/7/2025	1/7/2031	-	(539)	-
RailPros		Senior Secured Revolving Loan	S+	4.50%	8.48%	4/23/2025	5/24/2032	-	(807)	-
Electric Power Engineers		Senior Secured Revolving Loan	S+	4.50%	8.48%	11/27/2024	12/15/2031	-	(968)	-
Leaf Home	(k)	Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	9/4/2025	9/4/2031	-	(1,688)	-
PlayPower		Senior Secured Revolving Loan	S+	5.25%	9.23%	8/26/2024	8/28/2030	-	(5,768)	-
A1 Garage Door	(j)	Senior Secured Revolving Loan	S+	4.50%	8.48%	12/22/2022	12/22/2028	-	(8,264)	-
									15,323,688	15,387,077
Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	8.23%	8/6/2021	8/19/2028	3,388,767	3,371,010	3,329,464
Kenco		Senior Secured Initial Term Loan	S+	4.75%	8.73%	6/5/2024	11/15/2029	2,878,401	2,869,759	2,856,813
Capstone Logistics		Senior Secured 2024 Term Loan (First Lien)	S+	4.50%	8.48%	11/12/2020	11/13/2029	2,042,945	2,035,427	2,027,623
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.98%	11/7/2024	4/8/2030	1,925,450	1,922,875	1,932,478
Worldwide Express	(k)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	4.00%	7.98%	11/8/2024	7/26/2028	1,443,750	1,443,750	1,437,932
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	9.23%	4/14/2022	12/15/2028	1,183,913	1,177,631	1,136,557
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	9.48%	3/11/2022	12/29/2028	951,342	940,914	934,693
St. George Logistics		Senior Secured Second-Out Closing Date Purchased Term Loan	S+	1.00%, 6.50% PIK	11.48%	10/3/2024	10/3/2029	932,897	932,897	792,963
Kenco		Senior Secured Revolving Credit Loan	S+	4.75%	8.73%	6/5/2024	11/15/2029	182,634	180,351	181,264
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	4/14/2022	12/17/2027	87,778	86,889	84,267
St. George Logistics		Senior Secured Third-Out Closing Date Purchased Term Loan	S+	1.00%, 6.00% PIK	10.98%	10/3/2024	10/3/2029	464,263	464,263	—
									15,425,766	14,714,054

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	5.00%	8.98%	5/26/2023	5/29/2029	4,179,452	4,094,949	4,179,452
Highline		Senior Secured 2025-1 Term Loan (First Lien)	S+	3.50%	7.48%	2/13/2025	2/19/2030	1,985,000	1,980,239	1,975,075
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.48%	7/26/2021	7/28/2028	1,914,294	1,912,037	1,906,158
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	9.23%	6/30/2022	7/25/2029	2,062,839	1,938,979	1,799,992
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.75%	7.73%	1/20/2021	1/31/2028	1,432,500	1,432,500	1,305,043
Innovative XCessories	(k)	Senior Secured Term Loan B	S+	5.50%	9.48%	8/15/2025	9/5/2029	498,750	488,750	498,336
Engine & Transmission Exchange	(j)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	5.00%	8.98%	3/21/2025	5/29/2029	340,342	336,304	340,342
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	5.00%	8.98%	5/26/2023	5/29/2029	51,308	35,916	51,308
									12,219,674	12,055,706
Aerospace & Defense
Electro Methods		Senior Secured Initial Term Loans	S+	4.75%	8.73%	2/6/2025	2/23/2032	2,992,500	2,950,327	2,970,056
HDT Global		Senior Secured Initial Term Loan	S+	1.00%, 5.50% PIK	10.48%	6/30/2021	1/7/2028	3,420,364	3,381,018	2,325,848
Whitcraft		Senior Secured Initial Term Loan	S+	5.00%	8.98%	3/31/2023	9/30/2031	1,950,000	1,900,066	1,935,375
SMX	(k)	Senior Secured Term Loan	S+	4.50%	8.48%	2/6/2025	2/6/2032	995,000	985,639	1,001,219
Novaria Group		Senior Secured Initial Term Loan	S+	3.25%	7.23%	6/4/2024	6/6/2031	990,031	985,851	987,556
API Technologies		Senior Secured Term B-2 Loan (First Lien)	S+	1.00%, 6.00% PIK	10.98%	1/15/2020	5/9/2027	1,108,639	1,105,008	942,344
API Technologies		Senior Secured Term B-1 Loan (First Lien)	S+	1.00%, 6.00% PIK	10.98%	11/3/2023	3/25/2027	97,693	96,963	95,739
Whitcraft		Senior Secured Revolving Loan	S+	5.00%	8.98%	3/31/2023	9/30/2031	-	(10,714)	-
Electro Methods		Senior Secured Revolving Credit Facility	S+	4.75%	8.73%	2/6/2025	2/23/2032	—	(12,191)	—
									11,381,967	10,258,137
Chemicals, Plastics & Rubber
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	9.73%	12/18/2020	12/22/2027	2,880,731	2,851,510	2,736,695
Shrieve		Unitranche Initial Term Loan	S+	6.00%	9.98%	9/23/2024	10/30/2030	2,481,250	2,433,528	2,468,844
Boyd Group	(k)	Senior Secured 2024 Term Loan (First Lien)	S+	3.75%	7.73%	7/19/2024	7/29/2029	990,000	977,778	1,000,078
USALCO	(k)	Senior Secured 2025 Initial Term Loan	S+	3.50%	7.48%	9/17/2024	9/30/2031	992,513	988,184	992,359
Americhem		Senior Secured Initial Term Loan	S+	4.75%	8.73%	2/5/2025	3/1/2032	498,750	493,462	497,503
Chase		Senior Secured Initial Term Loan	S+	4.00%	7.98%	4/2/2025	4/9/2032	500,000	495,163	496,250
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	8.23%	12/3/2021	6/30/2028	479,911	475,912	455,915
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	9.73%	12/18/2020	12/22/2027	394,109	383,979	374,404
Polytek	(o)	Senior Secured Term Loan	S+	8.25% PIK	12.23%	12/23/2020	8/15/2026	473,931	473,931	189,572
Mold-Rite		Senior Secured New Money Tranche A-1 Term Loan	S+	5.25%	9.23%	6/11/2024	10/4/2028	136,841	130,610	136,841
Shrieve		Senior Secured Revolving Credit Loan	S+	6.00%	9.98%	9/23/2024	10/30/2030	71,654	71,654	71,295
Americhem		Senior Secured Revolving Loan	S+	4.75%	8.73%	2/5/2025	3/1/2032	—	(909)	—
									9,774,802	9,419,756
Environmental Industries
Alliance Environmental Group	(j) (o)	Unitranche Initial Term Loan	S+	6.00%	9.98%	12/30/2021	12/30/2027	4,591,556	4,551,011	2,464,979
Denali Water Solutions	(k)	Senior Secured Closing Date Term Loan	S+	4.25%	8.23%	3/18/2021	3/27/2028	1,915,000	1,906,186	1,875,905
Crystal Clean		Senior Secured Initial Term Loan	S+	3.75%	7.73%	10/5/2023	10/17/2030	1,474,981	1,455,641	1,471,294
Miller Environmental		Senior Secured Initial Term Loan	S+	5.00%	8.98%	9/4/2024	9/10/2031	1,410,395	1,384,014	1,392,765
O6 Environmental	(j) (k)	Senior Secured Initial Term Loan	S+	4.75%	8.73%	8/4/2025	8/5/2032	607,432	600,431	601,358
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	5.25%	9.23%	11/5/2021	10/29/2027	481,250	479,251	465,609
Denali Water Solutions	(k)	Senior Secured Amendment No. 3 Term Loan	S+	4.63%	8.60%	5/5/2022	3/27/2028	456,723	448,966	447,399
Alliance Environmental Group	(j) (o)	Senior Secured Revolving Loan	S+	6.00%	9.98%	12/30/2021	12/30/2027	331,126	324,503	177,765
O6 Environmental	(j) (k)	Senior Secured Revolving Loan	S+	4.75%	8.73%	8/4/2025	8/5/2032	46,369	44,746	45,905
Alliance Environmental Group	(j)	Senior Secured Priority Revolving Loan	S+	6.00%	9.98%	6/23/2025	12/30/2027	62,914	62,914	33,775
Keter Environmental Services		Senior Secured Revolving Loan	S+	5.25%	9.23%	11/5/2021	10/29/2027	23,256	22,481	22,500
Miller Environmental		Senior Secured Revolving Loan	S+	5.00%	8.98%	9/4/2024	9/10/2031	-	(6,014)	-
									11,274,130	8,999,254

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	7.00%	10.98%	11/21/2023	11/21/2029	$4,432,500	$4,366,190	$4,354,931
Augusta Sportswear		Senior Secured Revolving Credit Loan	S+	7.00%	10.98%	11/21/2023	11/21/2028	29,682	24,117	29,163
									4,390,307	4,384,094
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	5.25%	9.23%	5/23/2022	9/17/2029	1,781,926	1,757,768	1,781,926
MediaRadar	(j)	Unitranche 2023 Incremental Term Loan	S+	5.25%	9.23%	10/31/2023	9/17/2029	940,400	922,869	940,400
MediaRadar	(j)	Senior Secured Revolving Loan	S+	5.25%	9.23%	9/16/2022	9/17/2029	—	(10,168)	—
									2,670,469	2,722,326
Wholesale
Carlisle Foodservice		Senior Secured Initial Term Loan	S+	5.00%	8.98%	9/29/2023	10/2/2030	1,083,528	1,062,013	1,080,819
RelaDyne	(k)	Senior Secured Term B Loan (First Lien)	S+	3.50%	7.48%	6/30/2025	12/23/2030	497,497	496,302	499,362
Carlisle Foodservice		Senior Secured Revolving Loan	S+	5.00%	8.98%	9/29/2023	10/2/2029	—	(3,223)	—
									1,555,092	1,580,181
Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	8.48%	8/16/2019	9/30/2026	1,580,519	1,580,519	1,576,568
									1,580,519	1,576,568
Media: Diversified & Production
Cast & Crew	(k)	Senior Secured Incremental Facility No. 2 Incremental Term Loan (First Lien)	S+	3.75%	7.73%	4/30/2024	12/29/2028	984,651	979,651	894,418
Spectrum Science		Senior Secured 2024 Incremental Term Loan	S+	7.00%	10.98%	1/17/2024	2/1/2029	508,854	495,045	492,316
									1,474,696	1,386,734
Retail
Varsity Brands	(k)	Senior Secured 2025-2 Replacement Term Loan	S+	3.00%	6.98%	7/26/2024	8/26/2031	997,500	993,158	998,872
StubHub	(k)	Senior Secured Extended USD Term B Loan	S+	4.75%	8.73%	1/31/2020	3/15/2030	283,726	281,714	281,953
									1,274,872	1,280,825
Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	11.48%	10/19/2016	9/30/2025	847,862	843,127	678,290
Encore		Senior Secured Initial Term Loan	S+	5.00%	8.98%	11/18/2024	12/5/2031	497,500	488,425	496,256
Encore		Senior Secured Revolving Loan	S+	5.00%	8.98%	11/18/2024	12/5/2029	—	(1,094)	—
									1,330,458	1,174,546
Utilities: Electric
Power Grid Components		Senior Secured Initial Term Loan	S+	4.75%	8.73%	7/24/2024	12/2/2030	989,956	989,956	982,531
									989,956	982,531
Energy: Oil & Gas
AmSpec		Senior Secured Amendment No. 1 Other Term Loan	S+	3.50%	7.48%	12/12/2024	12/22/2031	529,442	527,064	525,471
									527,064	525,471
Telecommunications
Eastern Communications	(k)	Senior Secured First Amendment Term A Loan	S+	5.00%	8.98%	9/29/2025	12/30/2030	500,000	495,000	495,000
									495,000	495,000
	Total Bank Loans								$406,357,921	$394,388,735

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS - (1.9%) (g) (h) (Continued):
Services: Business
Vortex Companies	(j) (o) (p)	LP Common Units				9/1/2023		190	$189,759	$695,284
InnovateMR	(j) (o) (q)	Class A Units				12/16/2021		387	387,311	506,493
Amplix	(j) (o) (r)	Class A-2 Units				10/19/2023		23,810	238,095	333,857
Industrial Services Group	(j) (o) (s)	Class A Units				12/7/2022		238	238,095	325,958
Golden Source	(j) (o) (t)	Class A Units				3/25/2022		117,371	117,371	208,362
Gallo Mechanical	(o) (u)	LP Interest				6/19/2025		140,000	140,000	140,000
AI Fire & Safety	(o) (v)	Class A Units				12/20/2024		233,607	233,607	132,791
Eagle Fire	(o) (w)	Class A Units				6/4/2025		119,048	119,048	119,048
VC3	(j) (o) (x)	Class A Units				9/16/2022		16,958	70,778	102,286
Heartland	(o) (y)	Co-Invest Units				12/12/2023		889	88,889	83,823
Liberty Group	(j) (o) (z)	Series A-Preferred Units				6/6/2022		113,636	113,636	35,903
Industrial Services Group	(j) (o) (s)	Class A-1 Units				3/10/2025		25	32,022	34,380
Embark	(j) (o) (aa)	Class A Units				9/2/2025		20,000	20,000	20,000
OSG Billing Services	(o) (ab)	Class A Units				11/30/2023		27,208	—	—
									1,988,611	2,738,185
Healthcare & Pharmaceuticals
Minds + Assembly	(j) (o) (ac)	Class A Units				5/3/2023		217	217,391	391,592
OrthoNebraska	(j) (o) (ad)	Class A Units				7/31/2023		24,245	242,452	331,470
Summit Spine	(j) (o) (ae)	Class A Units				3/21/2025		2,388	238,847	258,322
Ivy Rehab	(o) (af)	Class A Units				3/11/2022		100	100,000	132,866
APT Healthcare	(o) (ag)	Class A-5 Common Units				9/15/2025		7,421	10,000	10,000
Visor Buyer, Inc.	(j) (o) (ah)	Class A Units				12/22/2022		2,484	248,380	-
RevHealth	(j) (o) (ai)	Class A-1 Units				7/22/2022		20,548	205,479	—
									1,262,549	1,124,250
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (aj)	Class A Units				6/30/2022		129,870	129,870	377,333
American Beacon Advisors	(o) (ak)	Common Units				12/29/2023		16,071	-	273,207
Prime Pensions	(j) (o) (al)	LP Interest				2/20/2024		238,095	214,404	222,977
Beta+	(o) (am)	Class A-2 Common Stock				9/15/2023		2,470	24,700	22,352
									368,974	895,869
Construction & Building
A1 Garage Door	(j) (o) (an)	Class A Common Units				12/22/2022		273	272,727	694,588
DynaGrid	(o) (ao)	Class A-2 Units				1/7/2025		59,524	59,524	88,033
									332,251	782,621
High Tech Industries
PracticeTek	(j) (o) (ap)	Class A Units				11/22/2021		616,814	649,236	713,181
									649,236	713,181
Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (aq)	Class A Units				4/7/2022		25,000	200,046	568,128
									200,046	568,128

The accompanying notes are an integral part of these financial statements.

Audax Credit BDC Inc.

Schedules of Investments (continued)

As of September 30, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Services: Consumer
Ned Stevens 2022-2	(j) (o) (ar)	Class B Common Units				11/1/2022		279	278,990	335,343
United Air Temp	(j) (o) (as)	Class A Units				2/14/2024		110,947	110,947	32,304
									389,937	367,647
Automotive
Engine & Transmission Exchange	(j) (o) (at)	Class A-1 Units				5/26/2023		211	211,268	229,027
									211,268	229,027
Wholesale
GME Supply	(j) (o) (au)	Class A Units				6/30/2023		281	280,718	208,125
									280,718	208,125
Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (av)	Class A-1 Units				9/16/2022		147,000	147,000	192,675
									147,000	192,675
Consumer Goods: Durable
Careismatic	(o) (aw)	Class A Units				6/13/2024		3,522	209,625	137,759
									209,625	137,759
Chemicals, Plastics & Rubber
Vertellus	(o) (ax)	Series A Units				12/22/2020		1,651	165,138	48,073
									165,138	48,073
Environmental Industries
O6 Environmental	(j) (o) (ay)	Common Units				8/4/2025		45	44,801	44,801
Alliance Environmental Group	(j) (o) (az)	A-1 Preferred Units				9/30/2019		331	331,126	-
									375,927	44,801
	Total Equity and Preferred Shares								$6,581,280	$8,050,341
Total Portfolio Investments (ba)									$412,939,201	$402,439,076

(^) The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).

(a) All companies are located in the United States of America, unless otherwise noted.

(b) Interest rate percentages represent actual interest rates as of September 30, 2025, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(r) Represents an investment in APD AMP Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(s) Represents an investment in APD ISG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(t) Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(u) Represents an investment in Citation Glow Co-Invest LP, a holding company for the investment in Gallo Mechanical.

(v) Represents an investment in Firebird Co-Invest L.P., a holding company for the investment in AI Fire & Safety.

(w) Represents an investment in Talon Holdings SCSP, A Luxembourg Special Limited Partnership, a holding company for the investment in Eagle Fire.

(x) Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(y) Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.

(z) Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aa) Represents an investment in Embark HoldCo, LP, a holding company for the investment in Embark.

(ab) Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.

(ac) Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ad) Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ae) Represents an investment in Summit Parent Holdings, LLC, a holding company for the investment in Summit Spine.

(af) Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ag) Represents an investment in APT Holdings, LLC, a holding company for the investment in APT Healthcare.

(ah) Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ai) Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aj) Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ak) Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.

(al) Represents an investment in Prime Co-Invest, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(am) Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.

(an) Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ao) Represents an investment in DynaGrid Holdings LLC, a holding company for the investment in DynaGrid.

(ap) Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aq) Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ar) Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(as) Represents an investment in LJ Flex, LP, a holding company, made through an affiliated equity aggregator vehicle.

(at) Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(au) Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(av) Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aw) Represents an investment in Reorganized Careismatic Brands Parent, LLC., a holding company for the investment in Reorganized Careismatic Brands.

(ax) Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ay) Represents an investment in O6 Environmental Holdings, LLC, a holding company for the investment in O6 Environmental.

(az) Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ba) At September 30, 2025, the cost of investments for income tax purposes was $412,939,201, the gross unrealized depreciation for federal tax purposes was $15,950,621, the gross unrealized appreciation for federal income tax purposes was $5,995,769, and the net unrealized depreciation was $9,954,852.

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

September 30, 2025

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of September 30, 2025 or December 31, 2024. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of September 30, 2025, the Company held two investments on non-accrual, which represented 1.30% and 0.70% of the Company’s total portfolio at cost and fair market value, respectively. As of December 31, 2024, the Company had two investments on non-accrual, which represented 0.97% and 0.53% of the Company’s total portfolio at cost and fair market value, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company held 345 and 295 investments in loans with OID, respectively. The unamortized balance of OID investments as of September 30, 2025 and December 31, 2024 totaled $4,754,329 and $4,948,990, respectively. For the three and nine months ended September 30, 2025, the Company accrued OID income in the amount of $256,484 and $713,020, respectively. For the three and nine months ended September 30, 2024, the Company accrued OID income in the amount of $219,770 and $637,053, respectively.

As of September 30, 2025, the Company held 15 investments that had a PIK interest component. As of December 31, 2024, the Company held 12 investments that had a PIK interest component. During the three and nine months ended September 30, 2025, the Company accrued PIK income in the amount of $382,122 and $893,362, respectively. During the three and nine months ended September 30, 2024, the Company accrued PIK income in the amount of $294,130 and $501,279, respectively.

As of September 30, 2025 and December 31, 2024, the Company held $16,968,969 and $19,737,091 cash and cash equivalents, respectively. For the three and nine months ended September 30, 2025, the Company earned $46,897 and $153,991, respectively, of interest income related to cash, which is included in interest on cash within the accompanying statement of operations. For the three and nine months ended September 30, 2024, the Company earned $89,706 and $332,334, respectively, of interest income related to cash, which is included in interest on cash within the accompanying statement of operations.

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

For the three and nine months ended September 30, 2025, the Company accrued $29,426 and $68,544 of other income, respectively, related to amendment fees. For the three and nine months ended September 30, 2024, the Company accrued $66,642 and $110,594 of other income, respectively, related to amendment fees.

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

As of September 30, 2025, $302,899,376 of the Company’s investments were valued using unobservable inputs, and $99,539,700 were valued using observable inputs. During the nine months ended September 30, 2025, $22,780,775 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $5,739,405 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

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

The following table presents the Company’s investments carried at fair value as of September 30, 2025 and December 31, 2024, by caption on the Company’s accompanying statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$96,234,702	$162,745,643	$258,980,345
Unitranche Debt	—	1,489,738	125,711,512	127,201,250
Second Lien Debt	—	1,815,260	6,391,880	8,207,140
Equity and Preferred Shares	—	—	8,050,341	8,050,341
Total	$—	$99,539,700	$302,899,376	$402,439,076

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$120,658,594	$136,863,241	$258,222,277
Unitranche Debt	—	1,687,916	134,510,211	135,497,685
Second Lien Debt	—	2,490,044	7,392,500	9,882,544
Equity and Preferred Shares	—	—	6,428,769	6,428,769
Total	$—	$124,836,554	$285,194,721	$410,031,275

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2025. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of September 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$139,104,400	Matrix Pricing	Senior Leverage	0.50x - 11.24x	5.23x
			Total Leverage	2.43x - 11.24x	5.57x
			Interest Coverage	0.63x - 4.68x	1.73x
			Debt Service Coverage	0.49x - 3.42x	1.44x
			TEV Coverage	0.86x - 5.75x	2.42x
			Liquidity	16.52% - 371.76%	133.59%
			Spread Comparison	200bps - 800bps	486bps
First Lien Debt	4,571,102	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	8.13%	8.13%
First Lien Debt	9,515,784	Matrix Pricing/Market Analysis (5)	Senior Leverage	4.94x - 11.93x	6.93x
			Total Leverage	4.94x - 11.93x	8.36x
			Interest Coverage	0.90x - 2.30x	1.29x
			Debt Service Coverage	0.80x - 2.26x	1.12x
			TEV Coverage	0.75x - 2.65x	2.02x
			Liquidity	36.13% - 169.24%	129.31%
			Spread Comparison	375bps - 525bps	420bps
First Lien Debt	9,554,357	Enterprise Value	EV/EBITDA Multiple	4.80x - 11.60x	8.66x
Unitranche Debt	74,972,995	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	5.92% - 14.14%	8.22%
Unitranche Debt	42,217,895	Matrix Pricing	Senior Leverage	3.86x - 8.00x	6.22x
			Total Leverage	3.86x - 8.00x	6.29x
			Interest Coverage	0.81x - 2.49x	1.50x
			Debt Service Coverage	0.66x - 1.84x	1.24x
			TEV Coverage	1.29x - 2.48x	1.88x
			Liquidity	44.75% - 445.06%	153.23%
			Spread Comparison	450bps - 800bps	558bps
Unitranche Debt	8,520,622	Enterprise Value	EV/EBITDA Multiple	10.00x - 12.70x	10.96x
Second Lien Debt	4,875,000	Matrix Pricing	Senior Leverage	4.19x - 5.64x	5.42x
			Total Leverage	4.19x - 5.65x	5.42x
			Interest Coverage	1.86x - 2.28x	1.98x
			Debt Service Coverage	1.34x - 2.04x	1.60x
			TEV Coverage	1.57x - 2.79x	2.02x
			Liquidity	122.08% - 464.88%	168.13%
			Spread Comparison	725bps - 900bps	760bps
Second Lien Debt	1,516,880	Matrix Pricing/Market Analysis (5)	Senior Leverage	10.57x	10.57x
			Total Leverage	10.57x	10.57x
			Interest Coverage	0.93x	0.93x
			Debt Service Coverage	0.79x	0.79x
			TEV Coverage	1.22x	1.22x
			Liquidity	147.01%	147.01%
			Spread Comparison	700bps	700bps
Equity and Preferred	8,050,341	Enterprise Value	EV/EBITDA Multiple	8.08x - 19.00x	13.53x
Total	$302,899,376

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

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended September 30, 2025 and 2024 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended September 30, 2025	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of June 30, 2025	$165,083,082	$132,580,417	$6,815,001	$7,422,345	$311,900,845
Transfers into Level 3	9,529,428	—	—	—	9,529,428
Transfers out of Level 3	(11,345,754)	—	—	—	(11,345,754)
Total gains:
Net realized gain (loss) (a)	12,865	(2,243,335)	—	—	(2,230,470)
Net unrealized (depreciation) appreciation (b)	(690,559)	1,845,406	(426,821)	287,463	1,015,489
New investments, repayments and settlements:(c)
Purchases	4,986,751	4,107,308	—	364,224	9,458,283
Settlements/repayments	(5,146,740)	(10,811,954)	—	(23,691)	(15,982,385)
Net amortization of premiums, PIK, discounts and fees	359,906	233,670	3,700	—	597,276
Sales	(43,336)	—	—	—	(43,336)
Fair Value as of September 30, 2025	$162,745,643	$125,711,512	$6,391,880	$8,050,341	$302,899,376

(a)
Included in net realized gain (loss) on the accompanying Statement of Operations for the three months ended September 30, 2025.
(b)
Included in net change in unrealized (depreciation) appreciation on the accompanying Statement of Operations for the three months ended September 30, 2025.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Nine Months Ended September 30, 2025	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2024	$136,303,515	$135,069,937	$7,392,500	$6,428,769	$285,194,721
Transfers into Level 3	21,385,351	987,474	407,950	—	22,780,775
Transfers out of Level 3	(5,739,405)	—	—	—	(5,739,405)
Total gains:
Net realized gain (loss) (a)	114,225	(2,082,085)	8,509	—	(1,959,351)
Net unrealized (depreciation) appreciation (b)	(1,803,535)	(267,953)	(428,456)	739,120	(1,760,824)
New investments, repayments and settlements:(c)
Purchases	30,728,861	14,769,134	—	906,143	46,404,138
Settlements/repayments	(18,993,017)	(23,441,671)	(1,000,000)	(23,691)	(43,458,379)
Net amortization of premiums, PIK, discounts and fees	792,984	676,676	11,377	—	1,481,037
Sales	(43,336)	—	—	—	(43,336)
Fair Value as of September 30, 2025	$162,745,643	$125,711,512	$6,391,880	$8,050,341	$302,899,376

(a)
Included in net realized gain (loss) on the accompanying Statement of Operations for the nine months ended September 30, 2025.
(b)
Included in net change in unrealized (depreciation) appreciation on the accompanying Statement of Operations for the nine months ended September 30, 2025.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Three Months Ended September 30, 2024	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of June 30, 2024	$120,604,769	$127,464,938	$7,411,250	$6,291,021	$261,771,978
Transfers into Level 3	16,569,876	3,081,775	1,383,340	—	21,034,991
Transfers out of Level 3	(3,772,603)	—	—	—	(3,772,603)
Total gains:
Net realized (loss) gain (a)	(257,554)	15,022	—	—	(242,532)
Net unrealized (depreciation) appreciation (b)	11,999	(1,228,949)	(100,516)	47,977	(1,269,489)
New investments, repayments and settlements:(c)
Purchases	6,541,454	5,664,208	—	209,623	12,415,285
Settlements/repayments	(5,571,841)	(2,967,311)	—	(49,954)	(8,589,106)
Net amortization of premiums, PIK, discounts and fees	264,770	193,845	4,676	—	463,291
Sales	(1,902,583)	—	—	—	(1,902,583)
Fair Value as of September 30, 2024	$132,488,287	$132,223,528	$8,698,750	$6,498,667	$279,909,232

(a)
Included in net realized gain (loss) on the accompanying Statement of Operations for the three months ended September 30, 2024.
(b)
Included in net change in unrealized depreciation on the accompanying Statement of Operations for the three months ended September 30, 2024.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Nine Months Ended September 30, 2024	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2023	$136,202,221	$119,516,536	$14,808,750	$5,431,201	$275,958,708
Transfers into Level 3	19,202,679	6,672,116	—	—	25,874,795
Transfers out of Level 3	(19,855,052)	—	—	—	(19,855,052)
Total gains:
Net realized (loss) gain (a)	(630,151)	90,853	30,517	—	(508,781)
Net unrealized (depreciation) appreciation (b)	(240,725)	(3,715,461)	(655,770)	549,075	(4,062,881)
New investments, repayments and settlements:(c)
Purchases	31,071,022	19,977,414	—	568,345	51,616,781
Settlements/repayments	(29,623,553)	(10,770,087)	(5,500,000)	(49,954)	(45,943,594)
Net amortization of premiums, PIK, discounts and fees	552,829	452,157	15,253	—	1,020,239
Sales	(4,190,983)	—	—	—	(4,190,983)
Fair Value as of September 30, 2024	$132,488,287	$132,223,528	$8,698,750	$6,498,667	$279,909,232

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

The change in unrealized value attributable to investments held at September 30, 2025 and 2024 was ($2,917,680) and ($5,268,229), respectively.

Investment Activities

The Company held a total of 315 syndicated investments with an aggregate fair value of $402,439,076 as of September 30, 2025. During the nine months ended September 30, 2025, the Company invested in 99 new syndicated investments for a combined cost of $49,413,377 and in existing investments for a combined cost of $17,536,463. The Company also received $68,280,167 in repayments from investments and $2,406,278 from investments sold during the nine months ended September 30, 2025.

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

Investment Concentrations

As of September 30, 2025, the Company’s investment portfolio consisted of investments in 259 companies located in 38 states across 25 different industries, with an aggregate fair value of $402,439,076. The five largest investments at fair value as of September 30, 2025 totaled $24,612,011, or 6.12% of the Company’s total investment portfolio as of such date. As of September 30, 2025, the Company’s average investment was $1,310,918 at cost.

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

The following table outlines the Company’s investments by security type as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$266,384,388	64.52%	$258,980,345	64.35%
Unitranche Debt	131,041,616	31.73%	127,201,250	31.61%
Second Lien Debt	8,931,917	2.16%	8,207,140	2.04%
Total Debt Investments	406,357,921	98.41%	394,388,735	98.00%
Equity and Preferred Shares	6,581,280	1.59%	8,050,341	2.00%
Total Equity Investments	6,581,280	1.59%	8,050,341	2.00%
Total Investment	$412,939,201	100.00%	$402,439,076	100.00%

	December 31, 2024
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$262,286,158	62.90%	$258,222,277	62.97%
Unitranche Debt	139,076,700	33.35%	135,497,685	33.05%
Second Lien Debt	9,912,031	2.38%	9,882,544	2.41%
Total Debt Investments	411,274,889	98.63%	403,602,506	98.43%
Equity and Preferred Shares	5,698,826	1.37%	6,428,769	1.57%
Total Equity Investments	5,698,826	1.37%	6,428,769	1.57%
Total Investments	$416,973,715	100.00%	$410,031,275	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$88,221,073	21.95%	$88,417,653	21.58%
Healthcare & Pharmaceuticals	71,178,272	17.69	74,685,118	18.21
Banking, Finance, Insurance & Real Estate	33,622,191	8.35	35,944,239	8.77
Capital Equipment	30,952,054	7.69	30,192,716	7.36
Services: Consumer	27,244,659	6.77	25,358,943	6.18
High Tech Industries	26,339,465	6.54	27,609,149	6.73
Containers, Packaging & Glass	19,723,929	4.90	26,886,998	6.56
Beverage, Food & Tobacco	16,572,092	4.12	15,431,257	3.76
Construction & Building	16,169,698	4.02	11,752,804	2.87
Transportation: Cargo	14,714,054	3.66	14,514,297	3.54
Automotive	12,284,733	3.05	13,137,348	3.20
Aerospace & Defense	10,258,137	2.55	6,777,800	1.65
Chemicals, Plastics & Rubber	9,467,829	2.35	8,594,046	2.10
Environmental Industries	9,044,055	2.25	9,320,648	2.27
Consumer Goods: Non-Durable	4,384,094	1.09	4,421,588	1.08
Media: Advertising, Printing & Publishing	2,915,001	0.72	3,059,128	0.75
Wholesale	1,788,306	0.44	5,008,980	1.22
Metals & Mining	1,576,568	0.39	1,643,865	0.40
Media: Diversified & Production	1,386,734	0.34	1,447,327	0.35
Retail	1,280,825	0.32	1,474,633	0.36
Hotels, Gaming & Leisure	1,174,546	0.29	1,354,463	0.33
Utilities: Electric	982,531	0.24	496,250	0.12
Energy: Oil & Gas	525,471	0.13	497,500	0.12
Telecommunications	495,000	0.12	-	-
Consumer Goods: Durable	137,759	0.03	93,834	0.02
Energy: Electricity	-	-	933,288	0.23
Utilities: Water	-	-	977,403	0.24
	$402,439,076	100.00%	$410,031,275	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$101,788,136	25.29%	$98,812,847	24.10%
Midwest	89,658,836	22.28	94,153,987	22.96
Southeast	57,453,612	14.28	58,261,896	14.21
Southwest	55,211,916	13.72	58,657,115	14.31
East	41,479,242	10.31	36,147,211	8.82
West	40,170,075	9.98	49,175,730	11.99
South	8,456,168	2.10	6,656,751	1.62
Northwest	5,607,511	1.39	5,533,339	1.35
Other(a)	2,613,580	0.65	2,632,399	0.64
Total Investments	$402,439,076	100.00%	$410,031,275	100.00%

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

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2025:

For the Fiscal Years Ending December 31:	Amount
2025	$2,899,184
2026	13,813,359
2027	38,843,526
2028	133,376,112
2029	110,576,885
Thereafter	111,603,184
Total contractual repayments	411,112,250
Adjustments to cost basis on debt investments(a)	(4,754,329)
Total Cost Basis of Debt Investments Held at September 30, 2025:	$406,357,921

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

For the three and nine months ended September 30, 2025, the Company recorded base management fees of $1,072,534 and $3,222,365, respectively, and waivers to the base management fees of $375,387 and $1,127,828, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2024, the Company recorded base management fees of $1,061,088 and $3,158,434, respectively, and waivers to the base management fees of $371,381 and $1,105,452, respectively, as set forth within the accompanying statements of operations.

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

For the three and nine months ended September 30, 2025, the Company recorded Incentive Fees related to net investment income of $1,311,584 and $3,961,738, respectively. Offsetting the Incentive Fees for the three and nine months ended September 30, 2025, were waivers of the Incentive Fees of $985,739 and $2,720,021, respectively, as set forth within the accompanying statements of operations. For the three and nine months ended September 30, 2024, the Company recorded Incentive Fees related to net investment income of $1,465,399 and $4,315,250, respectively. Offsetting the Incentive Fees for the three and nine months ended September 30, 2024, were waivers of the Incentive Fees of $902,083 and $2,694,707, respectively, as set forth within the accompanying statements of operations.

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

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2025 and 2024, respectively, as set forth within the accompanying statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2025 and December 31, 2024 on the Company’s accompanying statements of assets and liabilities were as follows:

	September 30, 2025	December 31, 2024
Net base management fee due to Adviser	$697,147	$686,366
Net incentive fee due to Adviser	325,845	510,082
Total fees due to Adviser, net of waivers	1,022,992	1,196,448
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,089,242	$1,262,698

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$5,947,329	$7,659,609	$19,705,772	$23,229,978
Denominator for basic and diluted weighted average common shares	47,020,461	45,266,061	47,020,458	45,343,957
Basic and diluted net increase in net assets resulting from operations per common share	$0.13	$0.17	$0.42	$0.51

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

During the nine months ended September 30, 2025, the Company declared distributions of $25,391,047, or $0.54 per share. The tax character of the distributions declared and paid represented $25,167,748, or $0.54 per share, from ordinary income and $223,299, or $0.00 per share, from tax return of capital. During the nine months ended September 30, 2024, the Company declared distributions of $26,706,974, or $0.58 per share. The tax character of the distributions declared and paid represented $26,706,974, or $0.58 per share, from ordinary income and $0, or $0.00 per share, from tax return capital.

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

As of September 30, 2025, there were no unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of September 30, 2025 and December 31, 2024, were 47,020,464 and 47,020,454, respectively.

The following table details the activity of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2025	$47,020	$442,218,681	$(18,792,157)	$423,473,544
Net investment income	—	—	8,417,340	8,417,340
Net realized loss from investment transactions	—	—	(2,214,146)	(2,214,146)
Net change in unrealized depreciation on investments	—	—	(255,865)	(255,865)
Distributions to Stockholders	—	(46,342)	(8,417,340)	(8,463,682)
Reinvested Dividends	—	31	—	31
Balance as of September 30, 2025	$47,020	$442,172,370	$(21,262,168)	$420,957,222

Nine Months Ended September 30, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	$47,020	$442,395,577	$(15,800,192)	$426,642,405
Net investment income	—	—	25,167,748	25,167,748
Net realized loss from investment transactions	—	—	(1,904,291)	(1,904,291)
Net change in unrealized depreciation on investments	—	—	(3,557,685)	(3,557,685)
Distributions to Stockholders	—	(223,299)	(25,167,748)	(25,391,047)
Reinvested Dividends	—	92	—	92
Balance as of September 30, 2025	$47,020	$442,172,370	$(21,262,168)	$420,957,222

Three Months Ended September 30, 2024	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2024	$45,266	$427,275,493	$(13,772,472)	$413,548,287
Net investment income	—	—	9,205,321	9,205,321
Net realized loss from investment transactions	—	—	(181,064)	(181,064)
Net change in unrealized depreciation on investments	—	—	(1,364,648)	(1,364,648)
Distributions to Stockholders	—	166,027	(8,766,580)	(8,600,553)
Reinvested Dividends	—	30	—	30
Balance as of September 30, 2024	$45,266	$427,441,550	$(14,879,443)	$412,607,373

Nine Months Ended September 30, 2024	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278
Net investment income	—	—	27,145,715	27,145,715
Net realized loss from investment transactions	—	—	(394,505)	(394,505)
Net change in unrealized depreciation on investments	—	—	(3,521,232)	(3,521,232)
Issuance of shares	3,949	36,996,051	—	37,000,000
Repurchase of shares	(3,202)	(29,996,798)	—	(30,000,000)
Distributions to Stockholders	—	—	(26,706,974)	(26,706,974)
Reinvested Dividends	—	91	—	91
Balance as of September 30, 2024	$45,266	$427,441,550	$(14,879,443)	$412,607,373

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2025, the Company had no short-term borrowings. For the three and nine months ended September 30, 2025, the Company recorded no interest expense in connection with short-term borrowings. As of December 31, 2024, the Company had no short-term borrowings. For the three and nine months ended September 30, 2024, the Company recorded no interest expense in connection with short-term borrowings.

Note 9. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of such commitment may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the accompanying schedule of investments.

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2025 and December 31, 2024:

							Unfunded Commitment Balances
Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	September 30, 2025	December 31, 2024

Midwest Eye Services	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	4.50%	8.48%	8/20/2027	Healthcare & Pharmaceuticals	$1,576,000	$—
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.73%	2/26/2030	Banking, Finance, Insurance & Real Estate	1,413,333	—
Paradigm Oral Health	Senior Secured Second Amendment Incremental Delayed Draw Term Loan	S+	4.75%	8.73%	11/16/2028	Healthcare & Pharmaceuticals	1,222,857	—
EyeSouth Partners	Senior Secured Amendment No.2 Delayed Draw Term Loan (First Lien)	S+	5.50%	9.48%	10/5/2029	Healthcare & Pharmaceuticals	1,069,573	—
Summit Spine	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.73%	3/25/2031	Healthcare & Pharmaceuticals	986,972	—
Nvision	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	5.50%	9.48%	12/31/2028	Healthcare & Pharmaceuticals	817,121	—
Electro Methods	Senior Secured Revolving Credit Facility	S+	4.75%	8.73%	2/23/2032	Aerospace & Defense	812,714	—
Embark	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.48%	9/2/2032	Services: Business	800,000	—
Miller Environmental	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.98%	9/10/2031	Environmental Industries	789,474	—
Aprio	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.73%	8/1/2031	Services: Business	774,193	—
Ned Stevens 2022-2	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	5.00%	8.98%	11/1/2029	Services: Consumer	756,816	—
Kenco	Senior Secured Revolving Credit Loan	S+	4.75%	8.73%	11/15/2029	Transportation: Cargo	730,536	913,170
Rover	Senior Secured Amendment No. 1 Incremental Delayed Draw Term Loan	S+	4.75%	8.73%	2/27/2031	Services: Consumer	728,250	—
Minds + Assembly	Senior Secured Revolving Loan (First Lien)	S+	5.25%	9.23%	5/3/2029	Healthcare & Pharmaceuticals	683,230	580,745
U.S. Foot and Ankle Specialists	Senior Secured Delayed TL	S+	5.75%	9.73%	9/15/2026	Healthcare & Pharmaceuticals	608,438	—
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	5.00%	8.98%	11/1/2028	Services: Consumer	507,703	507,703
Ivy Rehab	Senior Secured Amendment No. 3 Delayed Draw Term Loan	S+	5.00%	8.98%	4/23/2029	Healthcare & Pharmaceuticals	470,333	—
Summit Spine	Senior Secured Revolving Loan	S+	4.75%	8.73%	3/25/2031	Healthcare & Pharmaceuticals	463,877	—
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	5.00%	8.98%	5/29/2029	Automotive	461,771	307,847
OrthoNebraska	Senior Secured Revolving Loan	S+	6.50%	10.48%	7/31/2028	Healthcare & Pharmaceuticals	457,457	457,457
Steward Partners	Senior Secured DDTL C	S+	4.75%	8.73%	10/14/2028	Banking, Finance, Insurance & Real Estate	415,556	—
Trystar	Senior Secured Delayed Draw Term Loan	S+	4.25%	8.23%	8/6/2031	Capital Equipment	411,993	—
RevHealth	Senior Secured Revolving Loan	S+	2.50%	6.48%	7/21/2028	Healthcare & Pharmaceuticals	410,959	282,534
MediaRadar	Senior Secured Revolving Loan	S+	5.25%	9.23%	9/17/2029	Media: Advertising, Printing & Publishing	406,737	244,042
Miller Environmental	Senior Secured Revolving Loan	S+	5.00%	8.98%	9/10/2031	Environmental Industries	400,916	400,916
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	6/30/2028	Banking, Finance, Insurance & Real Estate	393,309	616,472
Eagle Fire	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.48%	7/15/2032	Services: Business	384,615	—
PlayPower	Senior Secured Revolving Loan	S+	5.25%	9.23%	8/28/2030	Construction & Building	384,547	384,547
Prime Pensions	Senior Secured Revolving Credit	S+	4.75%	8.73%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	380,952
EPIC Insurance	Senior Secured Refinancing Third Amendment Delayed Draw Term Loan	S+	4.50%	8.48%	9/29/2028	Banking, Finance, Insurance & Real Estate	371,945	—
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	9.98%	1/20/2028	Services: Business	365,388	365,388
Kept Companies	Senior Secured Revolving Loan	S+	5.25%	9.23%	4/30/2029	Services: Business	361,323	418,374
Amplix	Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	10/18/2029	Services: Business	329,670	329,670
Associated Springs	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	5.75%	9.73%	4/4/2030	Capital Equipment	325,758	—
Midwest Eye Services	Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.48%	8/20/2027	Healthcare & Pharmaceuticals	322,034	322,034
Clearway	Senior Secured Tenth Amendment Delayed Draw Loan	S+	5.50%	9.48%	8/30/2030	Healthcare & Pharmaceuticals	320,000	—
Kenco	Senior Secured DDTL	S+	4.75%	8.73%	11/15/2029	Transportation: Cargo	319,523	—
Industrial Services Group	Senior Secured Revolving Loan	S+	5.75%	9.73%	12/7/2028	Services: Business	312,381	74,286
Argano	Senior Secured 2025 Delayed Draw Term Loan	S+	5.75%	9.73%	9/13/2029	Services: Business	311,333	—
A1 Garage Door	Senior Secured Revolving Loan	S+	4.50%	8.48%	12/22/2028	Construction & Building	275,482	275,482
Trystar	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	8/6/2031	Capital Equipment	272,724	272,724
Whitcraft	Senior Secured Revolving Loan	S+	5.00%	8.98%	9/30/2031	Aerospace & Defense	267,857	126,786
Vortex Companies	Senior Secured Revolving Loan	S+	5.00%	8.98%	9/4/2029	Services: Business	259,614	380,096
Options IT	Senior Secured Effective Date Delayed Draw Term Loan	S+	4.50%	8.48%	9/30/2031	High Tech Industries	256,410	—
Frazier & Deeter	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.48%	5/3/2032	Banking, Finance, Insurance & Real Estate	254,412	—
Cerity Partners	Senior Secured Initial Revolving Loan	S+	5.25%	9.23%	7/28/2028	Banking, Finance, Insurance & Real Estate	250,896	286,738
Aprio	Senior Secured Revolving Loan	S+	4.75%	8.73%	8/1/2031	Services: Business	249,682	169,784
Augusta Sportswear	Senior Secured Revolving Credit Loan	S+	7.00%	10.98%	11/21/2028	Consumer Goods: Non-Durable	248,587	278,270
AI Fire & Safety	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.48%	2/2/2032	Services: Business	248,529	—
Electric Power Engineers	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.48%	12/15/2031	Construction & Building	238,095	—
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	5/18/2029	Beverage, Food and Tobacco	238,095	238,095
Plaskolite	Senior Secured Revolving Credit Loan	S+	7.00%	10.98%	2/7/2030	Capital Equipment	235,294	—
Kept Companies	Senior Secured DDTAL Loan	S+	5.25%	9.23%	4/30/2029	Services: Business	229,903	—
Gallo Mechanical	Senior Secured Initial Revolving Loan	S+	4.75%	8.73%	8/2/2032	Services: Business	229,517	—
Blue Cloud	Senior Secured Revolving Loan	S+	5.00%	8.98%	1/21/2031	Healthcare & Pharmaceuticals	227,273	—
Precision Concepts	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.73%	8/2/2032	Containers, Packaging & Glass	226,598	—
Shaw	Senior Secured Delayed Draw Term Loan (First Lien)	S+	6.00%	9.98%	10/30/2029	Capital Equipment	212,766	—
Ascend	Senior Secured Closing Date Delayed Draw Term Loan	S+	4.50%	8.48%	8/11/2031	Services: Business	204,811	—
Embark	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	9/2/2032	Services: Business	200,000	—
Gallo Mechanical	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.73%	8/2/2032	Services: Business	195,334	—
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	9.98%	7/29/2028	Capital Equipment	188,215	220,000
O6 Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.73%	8/5/2032	Environmental Industries	185,476	—

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	September 30, 2025	December 31, 2024
Levata	Senior Secured Sixteenth Amendment Incremental Delayed Draw Term Loan	S+	5.00%	8.98%	12/21/2027	Services: Business	$184,075	$—
MB2 Dental	Senior Secured Tranche 1 Delayed Draw Term Loan	S+	5.50%	9.48%	2/13/2031	Healthcare & Pharmaceuticals	181,818	—
Secretariat	Senior Secured Delayed Draw Term Loan	S+	4.00%	7.98%	2/28/2032	Services: Business	180,723	—
United Air Temp	Senior Secured Revolving Loan	S+	5.50%	9.48%	3/28/2030	Services: Consumer	173,558	147,559
EPIC Insurance	Senior Secured Refinancing Revolving Loan	S+	4.50%	8.48%	9/29/2028	Banking, Finance, Insurance & Real Estate	171,832	199,573
Ascend	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	8/11/2031	Services: Business	171,821	68,729
Aurora Energy Research	Senior Secured Delayed Draw Term Facility	S+	5.00%	8.98%	7/14/2032	Services: Business	166,667	—
VaxCare	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	6/17/2032	Healthcare & Pharmaceuticals	166,667	—
Beta+	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	7/1/2027	Banking, Finance, Insurance & Real Estate	165,773	160,247
Apex Service Partners	Senior Secured Second Amendment Incremental DDTL Loan	S+	5.00%	8.98%	10/24/2030	Services: Consumer	161,189	—
Carlisle Foodservice	Senior Secured Revolving Loan	S+	5.00%	8.98%	10/2/2029	Wholesale	161,152	161,152
Capital Consultants Management Corporation	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.73%	11/3/2031	Services: Business	160,000	—
RailPros	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.48%	5/24/2032	Construction & Building	153,846	—
AGS Health	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.48%	8/2/2032	Healthcare & Pharmaceuticals	151,520	—
Rover	Senior Secured Revolving Loan	S+	4.75%	8.73%	2/27/2031	Services: Consumer	150,000	150,000
Dun & Bradstreet	Senior Secured Revolving Credit Loan	S+	5.50%	9.48%	8/26/2032	Services: Business	150,000	—
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	9.73%	12/15/2028	Services: Business	147,727	147,727
Shrieve	Senior Secured Revolving Credit Loan	S+	6.00%	9.98%	10/30/2030	Chemicals, Plastics & Rubber	147,694	219,348
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	9.73%	3/31/2028	Capital Equipment	147,692	147,692
Apex Service Partners	Senior Secured 2024 Revolving Credit Loan	S+	5.00%	8.98%	10/24/2029	Services: Consumer	146,129	73,701
Lexitas	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.98%	4/15/2031	Services: Business	144,947	—
Inhabit	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.48%	1/12/2032	High Tech Industries	138,889	—
Clearway	Senior Secured Revolving Loan	S+	5.50%	9.48%	8/30/2030	Healthcare & Pharmaceuticals	135,266	—
Eagle Fire	Senior Secured Initial Revolving Loan	S+	4.50%	8.48%	7/15/2032	Services: Business	134,615	—
Insight Global	Senior Secured 2024 Refinancing Revolving Loan	S+	5.00%	8.98%	9/22/2028	Services: Business	134,178	134,178
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	8.73%	4/21/2028	Healthcare & Pharmaceuticals	133,333	106,397
Vensure	Senior Secured Initial Delayed Draw Term Loan	S+	5.00%	8.98%	9/27/2031	Services: Business	131,106	—
Americhem	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.73%	3/1/2032	Chemicals, Plastics & Rubber	128,571	—
Heartland	Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	12/12/2029	Services: Business	127,586	184,138
SupplyHouse	Senior Secured Revolving Credit Loan	S+	4.00%	7.98%	7/1/2032	Capital Equipment	125,000	—
Cirtec Medical	Senior Secured Revolving Credit (First Lien)	S+	5.00%	8.98%	10/31/2028	Healthcare & Pharmaceuticals	116,667	138,889
Precision Concepts	Senior Secured Revolving Credit Loan	S+	4.75%	8.73%	8/2/2032	Containers, Packaging & Glass	116,267	—
O6 Environmental	Senior Secured Revolving Loan	S+	4.75%	8.73%	8/5/2032	Environmental Industries	115,922	—
Steward Partners	Senior Secured Revolving Loan	S+	4.75%	8.73%	10/14/2028	Banking, Finance, Insurance & Real Estate	115,000	69,444
InHealth Medical Alliance	Senior Secured Delayed Draw Term Loan	S+	0.00%	3.98%	3/2/2026	Healthcare & Pharmaceuticals	114,196	—
Leaf Home	Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	9/4/2031	Construction & Building	112,500	—
APT Healthcare	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.98%	9/30/2031	Healthcare & Pharmaceuticals	111,111	—
APT Healthcare	Senior Secured Initial Revolving Credit	S+	5.00%	8.98%	9/30/2031	Healthcare & Pharmaceuticals	111,111	—
Micro Merchant Systems	Senior Secured Revolving Loan	S+	4.50%	8.48%	12/14/2027	Healthcare & Pharmaceuticals	111,111	111,111
Nvision	Senior Secured Revolving Loan	S+	5.50%	9.48%	12/31/2028	Healthcare & Pharmaceuticals	105,605	146,674
insightsoftware	Senior Secured Seventh Supplemental DDTL	S+	5.25%	9.23%	5/25/2028	High Tech Industries	103,333	—
USALCO	Senior Secured 2025 Delayed Draw Term Loan	S+	3.50%	7.48%	9/30/2031	Chemicals, Plastics & Rubber	103,030	—
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	10.23%	7/19/2028	Containers, Packaging & Glass	99,138	107,759
Electric Power Engineers	Senior Secured Revolving Loan	S+	4.50%	8.48%	12/15/2031	Construction & Building	96,774	96,774
Associated Springs	Senior Secured Revolving Loan	S+	5.75%	9.73%	4/4/2030	Capital Equipment	94,406	94,406
FMG Suite	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.73%	9/9/2032	Services: Consumer	94,340	—
VC3	Senior Secured RC	S+	5.00%	8.98%	3/12/2027	Services: Business	92,308	—
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	9.73%	12/22/2027	Chemicals, Plastics & Rubber	92,129	202,173
Americhem	Senior Secured Revolving Loan	S+	4.75%	8.73%	3/1/2032	Chemicals, Plastics & Rubber	90,909	—
AI Fire & Safety	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	2/2/2032	Services: Business	89,820	—
Frazier & Deeter	Senior Secured Revolving Loan	S+	4.50%	8.48%	5/2/2031	Banking, Finance, Insurance & Real Estate	88,235	—
Inhabit	Senior Secured Revolving Credit Loan	S+	4.50%	8.48%	1/12/2032	High Tech Industries	87,715	—
insightsoftware	Senior Secured Revolving Loan	S+	5.25%	9.23%	5/25/2028	High Tech Industries	87,302	130,952
Pegasus	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.75%	8.73%	1/19/2031	Capital Equipment	85,789	—
R. F. Fager	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.98%	3/4/2030	Services: Consumer	83,515	—
AGS Health	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.48%	8/2/2032	Healthcare & Pharmaceuticals	83,340	—
RailPros	Senior Secured Revolving Loan	S+	4.50%	8.48%	5/24/2032	Construction & Building	80,666	—
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	9.73%	4/9/2029	Services: Business	76,923	59,829
AIA Contract	Senior Secured Revolving Loan	S+	4.75%	8.73%	7/2/2031	Services: Business	75,758	—
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	10.23%	3/30/2029	Services: Business	71,048	37,300
MB2 Dental	Senior Secured Revolving Loan	S+	5.50%	9.48%	2/13/2031	Healthcare & Pharmaceuticals	66,845	66,845
Options IT	Senior Secured Revolving Loan	S+	4.50%	8.48%	3/31/2031	High Tech Industries	65,225	78,628
Radwell	Senior Secured Revolving Loan	S+	5.50%	9.48%	4/1/2029	Capital Equipment	58,665	63,999
Lexitas	Senior Secured Revolving Credit Loan	S+	5.00%	8.98%	4/15/2031	Services: Business	57,274	—
FMG Suite	Senior Secured Revolving Loan	S+	4.75%	8.73%	9/9/2032	Services: Consumer	56,604	—
Argano	Senior Secured Revolving Credit Loan	S+	5.75%	9.73%	9/13/2029	Services: Business	55,647	55,647
Aurora Energy Research	Senior Secured Revolving Facility	S+	5.00%	8.98%	7/14/2032	Services: Business	55,556	—
Encore	Senior Secured Revolving Loan	S+	5.00%	8.98%	12/5/2029	Hotels, Gaming & Leisure	54,709	54,709
Keter Environmental Services	Senior Secured Revolving Loan	S+	5.25%	9.23%	10/29/2027	Environmental Industries	54,264	58,140

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	September 30, 2025	December 31, 2024
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.48%	8/2/2032	Healthcare & Pharmaceuticals	$53,040	$—
R. F. Fager	Senior Secured Revolving Loan	S+	5.00%	8.98%	3/4/2030	Services: Consumer	50,615	—
Golden Source	Senior Secured Revolving Loan	S+	5.00%	8.98%	5/12/2028	Services: Business	46,948	169,014
AmSpec	Senior Secured Amendment No. 1 Other DDTL Loan	S+	3.50%	7.48%	12/22/2031	Energy: Oil & Gas	46,154	—
Terra Millennium	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.73%	11/1/2030	Construction & Building	45,455	—
Heartland	Senior Secured Delayed Draw Term Loan	S+	5.25%	9.23%	12/12/2029	Services: Business	43,362	—
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.50%	9.48%	12/19/2030	Capital Equipment	40,329	—
Nvision	Senior Secured First Amendment Delayed Draw Term Loan	S+	5.50%	9.48%	12/31/2028	Healthcare & Pharmaceuticals	34,665	—
LightBox	Senior Secured Revolving Loan	S+	5.25%	9.23%	1/13/2030	High Tech Industries	32,960	—
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.48%	8/2/2032	Healthcare & Pharmaceuticals	30,300	—
Ohio Transmission	Senior Secured Initial Revolving Loan	S+	5.50%	9.48%	12/19/2029	Capital Equipment	20,800	52,000
Capital Consultants Management Corporation	Senior Secured 2025 Acquisition Delayed Draw Term Loan	S+	5.00%	8.98%	11/3/2031	Services: Business	15,200	—
Alliance Environmental Group	Senior Secured Priority Revolving Loan	S+	6.00%	9.98%	12/30/2027	Environmental Industries	3,311	—
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	9.23%	12/17/2027	Transportation: Cargo	1,111	44,444
EyeSouth Partners	Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.48%	10/5/2029	Healthcare & Pharmaceuticals	—	2,474,573
Paradigm Oral Health	Senior Secured Initial Term Loan	S+	4.75%	8.73%	11/16/2028	Healthcare & Pharmaceuticals	—	2,022,857
Midwest Eye Services	Senior Secured Initial Term Loan	S+	4.50%	8.48%	8/20/2027	Healthcare & Pharmaceuticals	—	2,000,000
Prime Pensions	Unitranche Initial Term Loan	S+	4.75%	8.73%	2/26/2030	Banking, Finance, Insurance & Real Estate	—	1,668,571
Miller Environmental	Senior Secured Initial Term Loan	S+	5.00%	8.98%	9/10/2031	Environmental Industries	—	1,184,211
United Air Temp	Unitranche Initial Term Loan	S+	5.50%	9.48%	3/28/2030	Services: Consumer	—	1,053,994
U.S. Foot and Ankle Specialists	Senior Secured Term Loan	S+	5.75%	9.73%	9/15/2026	Healthcare & Pharmaceuticals	—	976,875
Legacy Service Partners	Unitranche Closing Date Term Loan	S+	5.25%	9.23%	1/9/2029	Services: Consumer	—	951,200
OrthoNebraska	Unitranche Term Loan	S+	6.50%	10.48%	7/31/2028	Healthcare & Pharmaceuticals	—	914,913
Ascend	Senior Secured Initial Term Loan	S+	4.50%	8.48%	8/11/2031	Services: Business	—	859,107
Nvision	Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.48%	12/31/2028	Healthcare & Pharmaceuticals	—	817,121
Steward Partners	Senior Secured Closing Date Term B Loan	S+	4.75%	8.73%	10/14/2028	Banking, Finance, Insurance & Real Estate	—	798,667
Kenco	Senior Secured Initial Term Loan	S+	4.75%	8.73%	11/15/2029	Transportation: Cargo	—	764,701
Rover	Senior Secured Initial Term Loan	S+	4.75%	8.73%	2/27/2031	Services: Consumer	—	750,000
Cook & Boardman	Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	9.98%	3/4/2030	Construction & Building	—	736,364
Trystar	Senior Secured Initial Term Loan	S+	4.50%	8.48%	8/6/2031	Capital Equipment	—	537,382
Amplix	Unitranche First Amendment Term Loan	S+	5.25%	9.23%	10/18/2029	Services: Business	—	491,453
EPIC Insurance	Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.48%	9/29/2028	Banking, Finance, Insurance & Real Estate	—	436,057
GME Supply	Unitranche Initial Term Loan	S+	6.25%	10.23%	7/6/2029	Wholesale	—	420,682
Kept Companies	Senior Secured Term Loan	S+	5.25%	9.23%	4/30/2029	Services: Business	—	416,333
GME Supply	Senior Secured Revolving Loan	S+	6.25%	10.23%	7/6/2029	Wholesale	—	414,920
Associated Springs	Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.75%	9.73%	4/4/2030	Capital Equipment	—	378,788
Apex Service Partners	Unitranche 2024 Term Loan	S+	5.00%	8.98%	10/24/2030	Services: Consumer	—	355,292
Vensure	Senior Secured Initial Term Loan	S+	5.00%	8.98%	9/27/2031	Services: Business	—	343,882
Argano	Senior Secured Initial Term Loan	S+	5.75%	9.73%	9/13/2029	Services: Business	—	327,273
MB2 Dental	Unitranche Initial Term Loan	S+	5.50%	9.48%	2/13/2031	Healthcare & Pharmaceuticals	—	266,043
Options IT	Senior Secured Initial Term Loan	S+	4.50%	8.48%	9/30/2031	High Tech Industries	—	256,410
Electric Power Engineers	Senior Secured Term Loan	S+	4.50%	8.48%	12/15/2031	Construction & Building	—	238,095
Aprio	Senior Secured Initial Term Loan	S+	4.75%	8.73%	8/1/2031	Services: Business	—	234,128
Shaw	Senior Secured Closing Date Term Loan (First Lien)	S+	6.00%	9.98%	10/30/2029	Capital Equipment	—	212,766
Liberty Group	Unitranche Initial Term Loan	S+	5.75%	9.73%	6/15/2028	Services: Business	—	204,545
Solis Mammography	Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.50%	8.48%	4/17/2028	Healthcare & Pharmaceuticals	—	200,000
A1 Garage Door	Unitranche Term Loan A	S+	4.50%	8.48%	12/22/2028	Construction & Building	—	166,970
AmSpec	Senior Secured Revolving Loan	S+	5.50%	9.48%	12/5/2029	Energy: Oil & Gas	—	145,363
Industrial Physics	Senior Secured Initial Term Loan	S+	6.25%	10.23%	7/19/2029	Containers, Packaging & Glass	—	142,857
Ned Stevens 2022-2	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.00%	8.98%	11/1/2029	Services: Consumer	—	135,303
insightsoftware	Unitranche Initial Term Loan	S+	5.25%	9.23%	5/25/2028	High Tech Industries	—	128,333
Heartland	Senior Secured Initial Term Loan	S+	5.25%	9.23%	12/12/2029	Services: Business	—	126,346
Cherry Bekaert	Unitranche Term B Loan	S+	5.25%	9.23%	6/30/2028	Banking, Finance, Insurance & Real Estate	—	106,110
USALCO	Senior Secured 2025 Initial Term Loan	S+	3.50%	7.48%	9/30/2031	Chemicals, Plastics & Rubber	—	103,030
Health Management Associates	Senior Secured Term Loan A	S+	6.25%	10.23%	3/30/2029	Services: Business	—	88,810
Pegasus	Senior Secured Initial Term Loan	S+	4.75%	8.73%	1/19/2031	Capital Equipment	—	85,789
Applied Adhesives	Senior Secured Revolving Loan	S+	4.50%	8.48%	3/12/2027	Containers, Packaging & Glass	—	71,111
Ohio Transmission	Unitranche Initial Term Loan	S+	5.50%	9.48%	12/19/2030	Capital Equipment	—	63,487
Carlisle Foodservice	Senior Secured Initial Term Loan	S+	5.00%	8.98%	10/2/2030	Wholesale	—	52,551
S&P Engineering Solutions	Senior Secured Revolving Credit Loan	S+	5.00%	8.98%	5/2/2029	Services: Business	—	49,020
Terra Millennium	Senior Secured Initial Term Loan	S+	4.75%	8.73%	11/1/2030	Construction & Building	—	45,455
Nvision	Senior Secured 2024 Initial Term Loan	S+	5.50%	9.48%	12/31/2028	Healthcare & Pharmaceuticals	—	34,665
Radwell	Unitranche Initial Term Loan	S+	5.50%	9.48%	4/1/2029	Capital Equipment	—	33,333
Aptean	Unitranche Initial Term Loan	S+	4.75%	8.73%	1/30/2031	High Tech Industries	—	25,301
BlueHalo	Senior Secured Revolving Loan	S+	6.00%	9.98%	10/31/2025	Aerospace & Defense	—	11,679

							$36,923,538	$37,896,006

Unfunded commitments represent all amounts unfunded as of September 30, 2025 and December 31, 2024. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Per Share Data:
Net asset value, beginning of period	$9.01	$9.14	$9.07	$9.19
Net investment income(a)	0.18	0.20	0.54	0.60
Net realized gain (loss) on investments and change in unrealized depreciation on investments(a)(b)	(0.05)	(0.03)	(0.12)	(0.09)
Net increase in net assets resulting from operations	$0.13	$0.17	$0.42	$0.51
Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.19)	(0.19)	(0.54)	(0.58)
Distributions to stockholders from return of capital(a)	(0.00)	—	(0.00)	—
Net asset value at end of period	$8.95	$9.12	$8.95	$9.12
Total return(c) (g)	1.32%	1.86%	4.69%	5.63%
Shares of common stock outstanding at end of period	47,020,464	45,266,064	47,020,464	45,266,064
Statement of Assets and Liabilities Data:
Net assets at end of period	$420,957,222	$412,607,373	$420,957,222	$412,607,373
Average net assets(d)	422,593,103	413,234,649	424,097,341	413,685,747
Ratio/Supplemental Data:
Ratio of gross expenses before incentive fees to average net assets - annualized(e)	1.39%	1.38%	1.40%	1.42%
Ratio of gross expenses after incentive fees to average net assets - annualized(e)	2.62%	2.79%	2.65%	2.81%
Ratio of net expenses to average net assets - annualized(f)	1.35%	1.56%	1.43%	1.59%
Ratio of net investment income to average net assets - annualized	7.90%	8.86%	7.93%	8.77%
Portfolio turnover(g)	5.33%	0.71%	16.49%	3.26%

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

Note 12. Subsequent Events

The Company has evaluated subsequent events through November 12, 2025, the date of which the financial statements were issued. Other than the items discussed below, the Company has concluded there are no material items that warrant disclosure. Subsequent to September 30, 2025 and through November 12, 2025, the Company invested $12,615,703 at cost in 51 different portfolio companies.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of September 30, 2025, was approximately $402,439,076 and held in 259 portfolio companies as of September 30, 2025. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2024, was approximately $410,031,275, and we held investments in 244 portfolio companies as of December 31, 2024.

During the nine months ended September 30, 2025, we invested in 99 new syndicated investments for a combined $49,413,377 and in existing investments for a combined $17,536,463. We also received $68,280,167 in repayments from investments and $2,406,278 from investments sold during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we invested in 84 new syndicated investments for a combined $67,864,094 and in existing investments for a combined $23,671,676. We also received $65,130,510 in repayments from investments and $15,229,825 from investments sold during the nine months ended September 30, 2024.

In addition, for the three and nine months ended September 30, 2025, we had a change in unrealized depreciation of approximately $255,865 and $3,557,685, respectively, and realized gains (losses) of $(2,214,146) and $(1,904,291), respectively. For the three and nine months ended September 30, 2024, we had a change in unrealized depreciation of approximately $1,364,648 and $3,521,232, respectively, and realized gains (losses) of $(181,064) and $(394,505), respectively.

Our investment activity for the nine months ended September 30, 2025 and 2024, is presented below:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning investment portfolio, at fair value	$410,031,275	$387,194,568
Investments in new portfolio investments	49,413,377	67,864,094
Investments in existing portfolio investments	17,536,463	23,671,676
Principal repayments	(68,280,167)	(65,130,510)
Proceeds from investments sold	(2,406,278)	(15,229,825)
Change in premiums, discounts and amortization	1,606,382	1,138,332
Net change in unrealized depreciation on investments	(3,557,685)	(3,521,232)
Realized gain loss on investments	(1,904,291)	(394,505)
Ending portfolio investment activity, at fair value	$402,439,076	$395,592,598
Number of portfolio investments	315	258
Average investment amount, at cost	$1,310,918	$1,559,654
Percentage of investments at floating rates	100.00%	100.00%

As of September 30, 2025 and December 31, 2024, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2025 through November 12, 2025, the Company invested $12,615,703 at cost in 51 different portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and nine months ended September 30, 2025 and 2024 is presented in the table below.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Total interest income from non-controlled/non-affiliated investments	$9,773,935	$10,673,020	$29,492,633	$31,618,189
Total other interest income	46,897	89,706	153,991	332,334
Total other income	29,426	66,642	68,544	110,594
Total investment income	$9,850,258	$10,829,368	$29,715,168	$32,061,117

Total investment income for the three months ended September 30, 2025 decreased to $9,850,258 from $10,829,368 for the three months ended September 30, 2024, and was primarily driven by a decrease in interest rate spreads over the period. Total investment income for the nine months ended September 30, 2025 decreased to $29,715,168 from $32,061,117 for the nine months ended September 30, 2024, and was primarily driven by a decrease in interest rate spreads over the period. As of September 30, 2025 and 2024, the size of our debt portfolio was $406,357,921 and $396,691,794 at amortized cost, respectively, with total debt principal amount outstanding of $411,112,250 and $401,700,943, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Base management fee(a)	$1,072,534	$1,061,088	$3,222,365	$3,158,434
Incentive fee(a)	1,311,584	1,465,399	3,961,738	4,315,250
Professional fees	174,764	147,656	497,138	503,583
Directors' fees	68,250	69,000	209,250	216,000
Administrative fee(a)	66,250	66,250	198,750	198,750
Other expenses	100,662	88,118	306,028	323,544
Total expenses	2,794,044	2,897,511	8,395,269	8,715,561
Base management fee waivers(a)	(375,387)	(371,381)	(1,127,828)	(1,105,452)
Incentive fee waivers(a)	(985,739)	(902,083)	(2,720,021)	(2,694,707)
Total expenses, net of waivers	$1,432,918	$1,624,047	$4,547,420	$4,915,402

(a)
Refer to Note 4-Related Party Transactions within the financial statements for a description of the relevant fees.

The increase in base management fees before waivers for the three months ended September 30, 2025 in comparison to the three months ended September 30, 2024 was driven by our increasing average gross assets balance. For the three months ended September 30, 2025 and 2024, we accrued gross base management fees before waivers of $1,072,534 and $1,061,088, respectively. Offsetting those fees, we recognized base management fee waivers of $375,387 and $371,381 for three months ended September 30, 2025 and 2024, respectively.

The increase in base management fees before waivers for the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024 was driven by our increasing average gross assets balance. For the nine months ended September 30, 2025 and 2024, we accrued gross base management fees before waivers of $3,222,365 and $3,158,434, respectively. Offsetting those fees, we recognized base management fee waivers of $1,127,828 and $1,105,452 for nine months ended September 30, 2025 and 2024, respectively.

The decrease in incentive fees before waivers for the three months ended September 30, 2025 in comparison to the three months ended September 30, 2024 was driven by our decrease in net investment income. For the three months ended September 30, 2025 and 2024, we accrued incentive fees related to net investment income before waivers of $1,311,584 and $1,465,399, respectively. Offsetting those fees for the three months ended September 30, 2025 and 2024, we recognized incentive fee waivers of $985,739 and $902,083, respectively.

The decrease in incentive fees before waivers for the nine months ended September 30, 2025 in comparison to the nine months ended September 30, 2024 was driven by our decrease in net investment income. For the nine months ended September 30, 2025 and 2024, we accrued incentive fees related to net investment income before waivers of $3,961,738 and $4,315,250, respectively. Offsetting those fees for the nine months ended September 30, 2025 and 2024, we recognized incentive fee waivers of $2,720,021 and $2,694,707, respectively.

Additionally, we accrued $66,250 and $198,750 of administrative fees for each of the three and nine months ended September 30, 2025 and 2024, respectively. Refer to Note 4 — Related Party Transactions in the notes accompanying our financial statements for more information related to base management fees, incentive fees and waivers.

During the three and nine months ended September 30, 2025, we incurred professional fees of $174,764 and $497,138, respectively, related to audit fees, tax fees, and legal fees. During the three and nine months ended September 30, 2024, we incurred professional fees of $147,656 and $503,583, respectively, related to audit fees, tax fees, and legal fees.

During the three and nine months ended September 30, 2025, we incurred expenses related to fees paid to our independent directors of $68,250 and $209,250, respectively. During the three and nine months ended September 30, 2024, we incurred expenses related to fees paid to our independent directors of $69,000 and $216,000, respectively.

During the three and nine months ended September 30, 2025, we incurred no interest expense in connection with our short-term borrowings. During the three and nine months ended September 30, 2024, we incurred no interest expense in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $(2,214,146) and $(181,064) in net realized gains for the three months ended September 30, 2025 and 2024, respectively. We recognized $(1,904,291) and $(394,505) in net realized gains (losses) for the nine months ended September 30, 2025 and 2024, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2025 and 2024 was as follows:

Type	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
First Lien Debt	$(1,661,347)	$(240,505)	$(3,501,057)	$39,931
Unitranche Debt	1,837,963	(1,174,961)	(100,459)	(3,654,663)
Second Lien Debt	(719,944)	2,840	(695,290)	(455,575)
Equity and Preferred Shares	287,463	47,978	739,121	549,075
Net change in unrealized depreciation on investments	$(255,865)	$(1,364,648)	$(3,557,685)	$(3,521,232)

Net change in unrealized depreciation on investments during the three months ended September 30, 2025 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation on investments during the three months ended September 30, 2024 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses, cash distributions to our stockholders, and repurchases of common stock from our stockholders. As of September 30, 2025 and December 31, 2024, we had cash of $16,968,969 and $19,737,091, respectively.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $22,622,833. The primary operating activities during this period were investments in portfolio companies. The Company invested $49,413,377 in new portfolio investments and $17,536,463 in existing portfolio investments during the nine months ended September 30, 2025. This was offset by repayments of bank loans and sales of investments of $68,280,167 and $2,406,278, respectively. Net cash provided by operating activities for the nine months ended September 30, 2024 was $19,835,485. The primary operating activities during this period were investments in portfolio companies. The Company invested $67,864,094 in new portfolio investments and $23,671,676 in existing portfolio investments during the nine months ended September 30, 2024. This was offset by repayments of bank loans and sales of investments of $65,130,510 and $15,229,825, respectively.

As of September 30, 2025, we had 145 investments with unfunded commitments of $36,923,538. As of December 31, 2024, we had 109 investments with unfunded commitments of $37,896,006. We believe that, as of both September 30, 2025 and December 31, 2024, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning investment portfolio	$410,031,275	$387,194,568
Investments in new portfolio investments	49,413,377	67,864,094
Investments in existing portfolio investments	17,536,463	23,671,676
Principal repayments	(68,280,167)	(65,130,510)
Proceeds from sales of investments	(2,406,278)	(15,229,825)
Net change in unrealized depreciation on investments	(3,557,685)	(3,521,232)
Net realized loss on investments	(1,904,291)	(394,505)
Net change in premiums, discounts and amortization	1,606,382	1,138,332
Investment Portfolio, at Fair Value	$402,439,076	$395,592,598

Financing Activities

Net cash used in our financing activities for the nine months ended September 30, 2025 was $25,390,955, which consisted of $25,390,955 of distributions paid to our common stockholders during the period. Net cash used in our financing activities for the nine months ended September 30, 2024 was $19,706,883, which consisted of $37,000,000 from issuances of 3,948,773 shares to our stockholders in connections with our capital calls during the period, $30,000,000 in repurchases of 3,201,708 shares to our stockholders in connection with the Tender Offer during the period, and $26,706,883 of distributions paid to our common stockholders during the period.

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

As of September 30, 2025, there were no unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of September 30, 2025 and December 31, 2024, were 47,020,464 and 47,020,454, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $25,391,047, or $0.540 per share during the nine months ended September 30, 2025. We declared distributions of $26,706,974, or $0.580 per share during the nine months ended September 30, 2024.

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

Related Party Fees

For the three months ended September 30, 2025 and 2024, we recorded base management fees of $1,072,534 and $1,061,088, respectively. Offsetting these fees were waivers to the base management fees of $375,387 and $371,381, respectively, as set forth within the accompanying statements of operations. For the nine months ended September 30, 2025 and 2024, we recorded base management fees of $3,222,365 and $3,158,434, respectively. Offsetting these fees were waivers to the base management fees of $1,127,828 and $1,105,452, respectively, as set forth within the accompanying statements of operations.

For the three months ended September 30, 2025 and 2024, we recorded incentive fees of $1,311,584 and $1,465,399, respectively. Offsetting these waivers to the incentive fees of $985,739 and $902,083, respectively, as set forth within the accompanying statements of operations. For the nine months ended September 30, 2025 and 2024, we recorded incentive fees of $3,961,738 and $4,315,250, respectively. Offsetting these waivers to the incentive fees of $2,720,021 and $2,694,707, respectively, as set forth within the accompanying statements of operations.

For both the three months ended September 30, 2025 and 2024, we recorded administrative fees of $66,250, as set forth within the accompanying statements of operations. For both the nine months ended September 30, 2025 and 2024, we recorded administrative fees of $198,750, as set forth within the accompanying statements of operations.

Fees due to related parties as of September 30, 2025 and December 31, 2024 on our accompanying statements of assets and liabilities were as follows:

	September 30, 2025	December 31, 2024
Net base management fee due to Adviser	$697,147	$686,366
Net incentive fee due to Adviser	325,845	510,082
Total fees due to Adviser, net of waivers	1,022,992	1,196,448
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,089,242	$1,262,698

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2025, we had 145 investments with unfunded commitments of $36,923,538. As of December 31, 2024, we had 109 investments with unfunded commitments of $37,896,006. We believe that, as of September 30, 2025 and December 31, 2024, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	12,333,368
Up 200 basis points	8,222,245
Up 100 basis points	4,111,123
Down 100 basis points	(4,111,123)
Down 200 basis points	(8,222,245)
Down 300 basis points	(12,333,368)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Audax Credit BDC Inc.

Date: November 12, 2025	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 12, 2025	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer