Form 10-K
period 2025-12-31
Audax Credit BDC Inc.
filed 2026-03-20
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the consolidated financial statements of the registrant included in the filing reflect the correction of an error to previously issued consolidated financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2025, there was no established public market for the registrant’s common stock. The registrant had 47,020,468 shares of common stock, par value $0.001 per share, issued and outstanding as of March 20, 2026.

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated by reference into Part III of this annual report on Form 10-K.

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

Available Information

Our address is 320 Park Avenue, New York, NY 10022. Our phone number is (212) 703-2700, and our internet address is www.audaxcreditbdc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and investors should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

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

Generally, our loans are priced primarily with a floating interest rate, with interest rates calculated on the basis of a fixed interest rate spread over a specified base rate. The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”). We also offer the prime rate as an option for borrowers. Our loan pricing is influenced by several factors, including the industry of the borrower, the degree of leverage of our loan and of the borrower’s overall capital structure, the equity contribution of the sponsor, if any, in the borrower’s capital, and general market conditions. We typically also include in our loan terms a yield enhancement device commonly referred to as an “Interest Floor.” This feature sets a minimum rate to be used as the loan’s interest rate calculation. As of December 31, 2025, Interest Floors in our loan agreements ranged from 0.00% to 2.00% per annum. See “Item 1A. Risk Factors – Risks Related to our Investments – We are exposed to risks associated with changes in interest rates” for more information.

An additional component of return on the loans we typically purchase is an upfront or closing fee. This yield enhancement could also come in the form of a discount to the purchase price when we purchase loans in the secondary market. When in discount form, this component is a form of deferred income that we realize over time or upon final repayment of the loan. Such OID or closing fees serve to enhance the return on our investments. As of December 31, 2025, market rates for fees or OID enhanced the annual rate of return on a loan over its stated interest rate by 0.60%.

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

The principals of our Adviser who are responsible for its senior debt advisory activities have worked together at Audax Group and previously at General Electric Capital Corporation for more than 23 years, during which time they have focused on investing in senior debt issued by private middle-market companies and have invested in excess of $39.5 billion through multiple cycles. We believe that we benefit from our Adviser’s experience in originating investments for us and, (to the extent permitted by the 1940 Act and the exemptive relief that we and the Adviser have been granted from the U.S. Securities and Exchange Commission, or the SEC), co-investment opportunities.

From its inception in 2007 through the end of December 31, 2025, the senior debt business of our Adviser, or Audax Senior Debt, invested $94.5 billion of capital primarily in senior secured debt investments with selective investments in mezzanine debt and equity.

Competitive Strengths

Experienced Team and Extensive Sourcing Network. We believe that Audax Senior Debt has a competitive advantage over its middle-market investing peers given the breadth of the Audax Group platform. As part of Audax Group, Audax Senior Debt benefits from the industry-specific knowledge, extensive middle-market business relationships and established deal sourcing capabilities across the firm. In the aggregate, Audax Senior Debt, as well as the origination and private equity businesses of Audax Group, together held investments in over 500 middle-market companies across a wide variety of industries as of December 31, 2025.

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
•
Due diligence—As of December 31, 2025, Audax Group held over 500 portfolio companies across three investment businesses. Audax Senior Debt typically has direct, proprietary access to the relevant management teams, which can provide industry insights and primary research capabilities. This helps the Adviser make more informed investment decisions.
•
Investing experience—As of December 31, 2025, the Co-CEOs and 47 Managing Directors of Audax Group’s debt and equity investing businesses had an average of 25 years of experience. They have successfully invested through numerous economic cycles.

The Adviser’s sourcing processes and robust deal flow have enabled Audax Senior Debt to be selective and apply rigorous credit analysis on the investment opportunities it reviews. From Audax Senior Debt’s inception in December 2007 through December 31, 2025, the Audax Group platform sourced 11,132 senior debt investment opportunities and invested $39.5 billion in 1,124 investments (10% of opportunities sourced).

Audax Senior Debt has invested in loans with lower leverage and higher spreads. Audax Senior Debt has been able to take advantage of opportunities in the market for middle-market senior loans by sourcing and underwriting investments with lower leverage and higher spreads than other middle-market transactions. From inception in 2007 through December 31, 2025, investment vehicles managed by Audax Senior Debt invested in new issue loans that had an average first lien debt multiple, which compares the principal amount of our loan and any other outstanding first-lien debt of the borrower to the borrower’s EBITDA, of 5.03x and an average interest rate spread of 4.43%, which is the difference between the interest rate on our loan and the interest rate on the comparable risk-free instrument, typically the three-month SOFR. We believe both of these measures compare favorably to broadly syndicated and other middle-market loans that have come to market during the same period.

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

Investments

We seek to create a portfolio that is primarily composed of first lien senior secured loans and select unitranche and second lien loans by making investments generally in the range of $1.0 million to $5.0 million in privately owned, U.S.-based middle-market companies. Set forth below is a list of our ten largest investments as of December 31, 2025 and 2024, as well as the top ten industries in which we were invested as of December 31, 2025 and 2024, in each case calculated as a percentage of our total investments at fair value as of such dates.

	December 31, 2025
Portfolio Company	Fair Value	Percentage of Total Investments
Ned Stevens 2022-2	$5,245,465	1.29%
Cherry Bekaert	5,042,946	1.24
Vortex Companies	5,002,162	1.23
American Vision Partners	4,798,401	1.18
Cerity Partners 2022	4,519,713	1.11
Amplix	4,337,131	1.06
Augusta Sportswear 2023	4,244,400	1.04
LegalShield 2021	4,198,462	1.03
Engine & Transmission Exchange	4,168,763	1.02
InnovateMR	4,077,410	1.00
	$45,634,853	11.20%

	December 31, 2024
Portfolio Company	Fair Value	Percentage of Total Investments
InMark	$6,285,612	1.53%
Vortex	5,053,186	1.23
Cherry Bekaert	4,988,205	1.22
American Vision Partners	4,848,401	1.18
Cerity Partners 2022	4,554,659	1.11
Augusta Sportswear 2023	4,421,588	1.08
LegalShield 2021	4,411,019	1.08
Ned Stevens 2022-2	4,315,092	1.05
Engine & Transmission Exchange	4,211,519	1.03
Industrial Service Group	4,115,943	1.00
	$47,205,224	11.51%

	December 31, 2025
Industry	Fair Value	Percentage of Total Investments
Services: Business	$90,201,377	22.14%
Healthcare & Pharmaceuticals	74,328,379	18.24
Banking, Finance, Insurance & Real Estate	33,679,403	8.26
Capital Equipment	32,324,208	7.93
Services: Consumer	29,427,154	7.22
High Tech Industries	25,774,978	6.33
Containers, Packaging & Glass	17,037,166	4.18
Construction & Building	16,763,460	4.11
Beverage, Food & Tobacco	16,045,201	3.94
Transportation: Cargo	14,037,710	3.44
	$349,619,036	85.79%

	December 31, 2024
Industry	Fair Value	Percentage of Total Investments
Services: Business	$88,417,653	21.58%
Healthcare & Pharmaceuticals	74,685,118	18.21
Banking, Finance, Insurance & Real Estate	35,944,239	8.77
Capital Equipment	30,192,716	7.36
High Tech Industries	27,609,149	6.73
Containers, Packaging & Glass	26,886,998	6.56
Services: Consumer	25,358,943	6.18
Beverage, Food & Tobacco	15,431,257	3.76
Transportation: Cargo	14,514,297	3.54
Automotive	13,137,348	3.20
	$352,177,718	85.89%

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Security transactions are recorded on the trade date (the date the order to buy or sell is executed or, in the case of privately issued securities, the closing date, which is when all terms of the transactions have been defined). Realized gains and losses on investments are determined based on the identified cost method.

Refer to Note 3 — Investments in the notes to our accompanying consolidated financial statements included elsewhere in this annual report for additional information regarding fair value measurements and our application of ASC 820.

Advisory and Administrative Services

We do not currently have any employees. Our day-to-day investment operations are managed by our Adviser, and our Administrator provides services necessary to conduct our business. No compensation is paid directly by us to any of our interested directors or executive officers. We pay our Adviser our allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Messrs. Magid and McGonigle, as Managing Directors, have general oversight responsibility for Audax Senior Debt. Mr. McGonigle joined Audax Group in 2007 and manages the activities of Audax Senior Debt. He has over 40 years of experience in sourcing, underwriting, and managing the type of loans and other securities purchased by Audax Senior Debt. Mr. McGonigle leads a team of 34 seasoned debt investment professionals. In addition, the Audax Senior Debt team is supported by experienced finance, accounting, legal, operations and investor relations professionals as a part of the Audax Group platform and the Administrator’s proposed services to us. Our Adviser may hire additional investment professionals in the future.

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

Change in Taxable Year

For the period from inception through July 7, 2015, we were subject to tax as a corporation. Based upon our election to be subject to tax as a RIC as of our initial RIC taxable year ended December 31, 2015, as well as our intended maintenance of such election in future taxable years, no provision for U.S. federal, state and local taxes was accrued and included in the accompanying consolidated statement of operations for our fiscal periods ended December 31, 2025, 2024, and 2023.

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
•
Artificial intelligence ("AI") and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions. The use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio.
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

The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These additional tax policy developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside the United States.

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

The majority of our debt investments are floating rates, based on a spread to the SOFR or the prime rate. General interest rate fluctuations may have a substantial negative impact on our investments, including those with an Interest Floor. Any fluctuations in general interest rates would affect the reference rates used in the interest calculation on our investment. Any of these fluctuations individually, or in the aggregate, may have an adverse impact on the overall return on our investments.

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

In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid.

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

Our business relies on secure information technology systems. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers. There has also been an increase in the frequency and sophistication of the cyber and security threats faced, with attaches ranging from those common to businesses to those that are more advanced and persistent, which may target us or our providers. While we, along with our Adviser, have implemented processes, procedures and internal controls seeking to mitigate cybersecurity risks and cyber intrusions, these measures may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election results in changes to U.S. and non-U.S. fiscal, tax or other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among others, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulations can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

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

Our Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our consolidated statement of operations for that quarter. Thus, we may be required to pay incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter, subject to the deferral provisions. See “Item 1. Business — Investment Advisory Agreement.”

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act or maintain adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of the Shares, to the extent we have completed an IPO.

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

The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

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

There is ongoing increased public scrutiny related to corporate social responsibility activities of public companies. We risk damage to our brand and reputation if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering corporate social responsibility factors in our investment processes. Adverse incidents with respect to corporate social responsibility activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could negatively affect our business and results of operations. Additionally, different stakeholder groups have divergent views on corporate social responsibility matters, which increases the risk that any action or lack thereof with respect to corporate social responsibility matters will be perceived negatively by at least some stakeholders and may adversely impact our reputation and business. If we do not successfully manage corporate social responsibility-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business.

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

Holders

As of March 20, 2026, we had two stockholders of record.

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

The distributions declared during the year ended December 31, 2025, were derived from $0.72 of net investment income and $0.00 return of capital. The distributions declared during the year ended December 31, 2024, were derived from $0.78 of net investment income and $0.02 return of capital.

We have notified shareholders of amounts for use in preparing 2025 income tax forms in January 2026. The following information is provided pursuant to provisions of the Code. We designate $0 as capital gain dividends paid during the fiscal year ended December 31, 2025.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We have been party to subscription agreements, pursuant to which an investor is required to fund drawdowns to purchase Shares up to the amount of the investor’s capital commitment on an as-needed basis with a minimum of 10 calendar days’ prior notice.

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2025:

Date of Sale	Shares Sold	Aggregate Offering Price
None

The following table summarizes the sales of the Shares pursuant to a subscription agreement during the year ended December 31, 2024:

Date of Sale	Shares Sold	Aggregate Offering Price
April 10, 2024	3,948,773	$37.0 million
October 15, 2024	7,236,842	$66.0 million

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2025, 2024 and 2023 were derived from our accompanying audited consolidated financial statements and notes to the consolidated financial statements, included elsewhere in this annual report. The data should be read in conjunction with our accompanying consolidated financial statements, notes to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Statement of Operations Data:
Income
Total investment income	$39,595,319	$42,701,534	$42,963,870
Expenses
Net expense	5,920,202	6,518,569	6,737,990
Net investment income	33,675,117	36,182,965	36,225,880
Net realized loss on investments	(1,966,503)	(907,842)	(5,528,490)
Net change in unrealized (depreciation) appreciation on investments	(5,941,064)	(3,665,650)	3,595,408
Net increase in net assets resulting from operations	$25,767,550	$31,609,473	$34,292,798

Per Share Data:
Net investment income per common share - basic and diluted (a)	0.72	0.78	0.81
Net increase in net assets resulting from operations per common share - basic and diluted (a)	0.55	0.68	0.77
Distributions declared per common share	0.72	0.80	0.82

Statement of Assets and Liabilities Data:
Total assets	$422,871,621	$433,157,788	$413,464,757
Total liabilities	4,316,273	6,515,383	4,380,479
Net assets	418,555,348	426,642,405	409,084,278
Net asset value per common share	8.90	9.07	9.19
Common shares outstanding	47,020,468	47,020,454	44,518,989
Weighted common shares outstanding - basic and diluted	47,020,459	46,205,335	44,518,983

Other Data:
Number of portfolio investments	330	289	246
Average investment amount (b)	$1,273,903	$1,442,816	$1,587,282
Percentage of investments at floating rates (b)	100.00%	100.00%	99.59%

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
•
our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•
the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 20, 2026 (file no. 814-01154) (the “Annual Report”).

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section of our Registration Statement and this Form 10-K entitled “Item 1A. Risk Factors”, elsewhere in this annual report on Form 10-K and in other filings we may make with the SEC from time to time. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report because we are an investment company.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2025, was approximately $407,509,401, and we held investments in 268 portfolio companies as of December 31, 2025. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2024, was approximately $410,031,275, and we held investments in 244 portfolio companies as of December 31, 2024.

During the year ended December 31, 2025, we purchased $99,807,363 in investments, and we had $93,080,214 in debt repayments by existing portfolio companies, and $3,442,917 in sales of securities of portfolio companies. During the year ended December 31, 2024, we purchased $108,843,281 in investments, and we had $63,131,474 in debt repayments by existing portfolio companies, and $19,912,490 in sales of securities of portfolio companies. In addition, for the year ended December 31, 2025, we had a change in unrealized depreciation of $5,941,064 and realized losses of $1,966,503, and for the year ended December 31, 2024, we had a change in unrealized depreciation of $3,665,650 and realized losses of $907,842.

Our investment activity for the years ended December 31, 2025 and 2024, is presented at fair value below:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Beginning investment portfolio, at fair value	$410,031,275	$387,194,568
Investments in new portfolio investments	69,991,371	74,623,860
Investments in existing portfolio investments	29,815,992	34,219,421
Principal repayments	(93,080,214)	(63,131,474)
Proceeds from investments sold	(3,442,917)	(19,912,490)
Change in premiums, discounts and amortization	2,101,461	1,610,882
Net change in unrealized (depreciation) appreciation on investments	(5,941,064)	(3,665,650)
Realized loss on investments	(1,966,503)	(907,842)
Ending portfolio investment activity, at fair value	$407,509,401	$410,031,275
Number of portfolio investments	330	289
Average investment amount, at cost	$1,273,903	$1,442,816
Percentage of investments at floating rates	100.00%	100.00%

As of December 31, 2025 and 2024, all of our portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to December 31, 2025 through March 20, 2026, we invested $11,911,101 at cost in 84 different portfolio companies.

On December 18, 2025, the Company delivered a drawdown notice to one if its investors relating to the sale of 1,685,393 shares of Common Stock, for an aggregate offering price of $15.0 million. The sale closed on January 2, 2026.

On January 13, 2026, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock. The Offer was accepted on February 10, 2026.

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

RESULTS OF OPERATIONS

Set forth below is a comparison of our results of operations for the years ended December 31, 2025 and 2024. For a comparison of our results of operations for the years ended December 31, 2024 and 2023, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 24, 2025.

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Net investment income for the years ended December 31, 2025 and 2024, is presented in the table below:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Total interest income from non-controlled/non-affiliated investments	$39,182,564	$42,066,157
Total other interest income	170,577	401,127
Total other income	242,178	234,250
Total investment income	$39,595,319	$42,701,534

Total investment income for the year ended December 31, 2025 decreased to $39,182,564 from $42,066,157 for the year ended December 31, 2024, and was primarily driven by a decrease in interest rate spreads over the period. As of December 31, 2025 and 2024, the size of our debt portfolio was $411,873,187 and $411,274,889 at amortized cost, respectively, with total principal amount of debt outstanding of $416,640,746 and $416,223,879, respectively.

Expenses

Total expenses net of waivers for the years ended December 31, 2025 and 2024, were as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Base management fee(a)	$4,284,283	$4,214,381
Incentive fee(a)	5,282,552	5,747,461
Professional fees	645,658	664,032
Directors' fees	277,500	285,000
Administrative fee(a)	265,000	265,000
Other expenses	408,192	434,563
Total expenses	11,163,185	11,610,437
Base management fee waivers(a)	(1,499,499)	(1,475,033)
Incentive fee waivers(a)	(3,743,484)	(3,616,835)
Total expenses, net of waivers	$5,920,202	$6,518,569

(a)
Refer to Note 4-Related Party Transactions within the consolidated financial statements for a description of the relevant fees.
(b)
Refer to Note 8-Borrowings within the consolidated financial statements for a description of the relevant expenses.

The increase in base management fees before waivers for the year ended December 31, 2025 in comparison to the year ended December 31, 2024 was driven by our increasing invested balance. For the years ended December 31, 2025 and 2024, we accrued gross base management fees before waivers of $4,284,283 and $4,214,381, respectively. Offsetting those fees, we recognized base management fee waivers of $1,499,499 and $1,475,033, respectively. For the years ended December 31, 2025 and 2024, we accrued incentive fees related to net investment income before waivers of $5,282,552 and $5,747,461, respectively. Offsetting those fees during the periods were incentive fee waivers of $3,743,484 and $3,616,835, respectively. For the years ended December 31, 2025 and 2024, we did not accrue incentive fees related to capital gains. Additionally, we accrued $265,000 of administrative fees for each of the years ended December 31, 2025 and 2024. Refer to Note 4 — Related Party Transactions in the notes accompanying our consolidated financial statements for more information related to base management fees, incentive fees and waivers.

During the years ended December 31, 2025 and 2024, we incurred professional fees of $645,658 and $664,032, respectively, related to audit fees, tax fees, and legal fees. We also incurred expenses related to fees paid to our independent directors of $277,500 and $285,000 for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, we incurred other expenses of $408,192 and $434,563, respectively, related to subscription fees, operating fees, custody fees, and other company expenses. During the years ended December 31, 2025 and 2024, we incurred no interest expense in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our consolidated financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $1,966,503 in net realized losses for the year ended December 31, 2025. We recognized $907,842 in net realized losses for the year ended December 31, 2024.

Net change in unrealized (depreciation) appreciation on investments for the years ended December 31, 2025, and 2024, is presented in the table below, was as follows:

Type	Year Ended December 31, 2025	Year Ended December 31, 2024
First Lien Debt	$(5,172,258)	$(277,632)
Unitranche Debt	(410,837)	(4,061,600)
Second Lien Debt	(1,050,253)	194,409
Equity and Preferred Shares	692,284	479,173
Net change in unrealized depreciation on investments	$(5,941,064)	$(3,665,650)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Set forth below are our financial condition, liquidity and capital resources for the years ended December 31, 2025 and 2024. For information regarding our liquidity and capital resources for the year ended December 31, 2024, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 24, 2025.

We generate cash primarily from the net proceeds of any offering of the Shares, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. As of December 31, 2025 and 2024, we had cash of $12,817,052 and $19,737,091, respectively.

Operating Activities

Net cash provided by the operating activities for the year ended December 31, 2025 was $26,934,568. The primary operating activity during this period was investments in portfolio investments which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold. Net cash provided by the operating activities for the year ended December 31, 2024 was $12,848,158. The primary operating activity during this period was investments in portfolio investments which generated interest and fee income. This was partially offset by repayments of bank loans and proceeds from investments sold.

As of December 31, 2025 and 2024, we had 160 and 109 investments with unfunded commitments of $35,365,597 and $37,896,006, respectively. We believe that, as of both December 31, 2025 and 2024, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Beginning investment portfolio	$410,031,275	$387,194,568
Investments in new portfolio investments	69,991,371	74,623,860
Investments in existing portfolio investments	29,815,992	34,219,421
Principal repayments	(93,080,214)	(63,131,474)
Proceeds from sales of investments	(3,442,917)	(19,912,490)
Net change in unrealized depreciation on investments	(5,941,064)	(3,665,650)
Net realized loss on investments	(1,966,503)	(907,842)
Net change in premiums, discounts and amortization	2,101,461	1,610,882
Investment Portfolio, at Fair Value	$407,509,401	$410,031,275

Financing Activities

Net cash used in our financing activities for the year ended December 31, 2025 was $33,854,607, which consisted of distributions of $33,854,607 or $0.72 per share. Net cash used in our financing activities for the year ended December 31, 2024 was $14,051,346, which consisted of $103,000,000 from issuances of 11,185,615 shares to our stockholders, in connection with our capital calls during the period. This was partially offset by $80,000,000 in repurchases of 8,684,164 shares to our stockholders, in connection with our Tender Offers during the period and distributions of $37,051,346 or $0.80 per share.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024
$66,000,000	October 1, 2024
$15,000,000	December 16, 2025

As of December 31, 2025, there were $15,000,000 remaining unfunded capital commitments by our investors.

The number of Shares issued and outstanding as of December 31, 2025 and December 31, 2024, were 47,020,468 and 47,020,454, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2025 and 2024:

	Common stock shares in issue
	Year Ended December 31, 2025	Year Ended December 31, 2024
Shares in issue, beginning of period	47,020,454	44,518,989
Common stock issued ($0 and $103,000,000, respectively)	—	11,185,615
Common stock repurchased ($0 and $80,000,000, respectively)	—	(8,684,164)
Issuance of common shares in connection with dividend reinvestment plan ($124 and $127, respectively)	14	14
Shares in issue, end of period	47,020,468	47,020,454

Contractual Obligations

The following table summarizes our significant contractual payment obligations as of December 31, 2025:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Unfunded commitments(1)	$35,365,597	35,365,597	—	—	$—
Total contractual obligations	$35,365,597	35,365,597	—	—	$—

(1)
Unfunded commitments represent all amounts unfunded as of December 31, 2025. These amounts may or may not be funded to the borrowing party now or in the future. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2025.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions we may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. During the year ended December 31, 2025, we made four distributions totaling $33,854,731, or $0.72 per Share. During the year ended December 31, 2024, we made three distributions totaling $37,051,473, or $0.80 per Share. The following tables provide the details of each distribution for the years ended December 31, 2025 and 2024.

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended	March 24, 2025	March 25, 2025	March 27, 2025	$0.180
2025	June 24, 2025	June 25, 2025	June 27, 2025	$0.180
	September 23, 2025	September 24, 2025	September 26, 2025	$0.180
	December 16, 2025	December 17, 2025	December 19, 2025	$0.180

Period	Declaration Date	Record Date	Payment Date	Distribution per Common Share
Fiscal Year Ended	June 24, 2024	June 24, 2024	June 26, 2024	$0.400
2024	September 24, 2024	September 24, 2024	September 26, 2024	$0.190
	December 18, 2024	December 18, 2024	December 20, 2024	$0.210

Qualified Interest Income and Qualified Short-Term Capital Gain (for non-U.S. resident shareholders only). Under the American Jobs Creation Act of 2004, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2025 are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code, and therefore are designated as interest-related dividends, as defined in Section 871(k)(1)(C) of the Code. Further, the amounts of ordinary dividends paid during the fiscal year ended December 31, 2025 are considered to be derived from “qualified short-term capital gain,” as defined in Section 871(k)(2)(D) of the Code, and therefore are designated as qualified short-term gain dividends, as defined by Section 871(k)(2)(C) of the Code.

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

Related Party Fees

For the year ended December 31, 2025, we recorded base management fees of $4,284,283 and waivers to the base management fees of $(1,499,499), as set forth within the accompanying consolidated statements of operations. For the year ended December 31, 2024, we recorded base management fees of $4,214,381 and waivers to the base management fees of $1,475,033, as set forth within the accompanying consolidated statements of operations.

For the year ended December 31, 2025, we recorded incentive fees of $5,282,552 and waivers to the incentive fees of $3,743,484, as set forth within the accompanying consolidated statements of operations. For the year ended December 31, 2024, we recorded incentive fees of $5,747,461 and waivers to the incentive fees of $(3,616,835), as set forth within the accompanying consolidated statements of operations.

For each of the years ended December 31, 2025 and 2024, we recorded administrative fees of $265,000, as set forth within the accompanying consolidated statements of operations.

Fees due to related parties as of December 31, 2025 and 2024, as set forth on our accompanying consolidated statements of assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
Net base management fee due to Adviser	$690,247	$686,366
Net incentive fee due to Adviser	297,350	510,082
Total fees due to Adviser, net of waivers	987,597	1,196,448
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,053,847	$1,262,698

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

CRITICAL ACCOUNTING POLICIES

This discussion of our operations is based upon our consolidated financial statements, which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

Refer to Note 3 — Investments in the notes to our accompanying consolidated financial statements included elsewhere in this annual report for additional information regarding fair value measurements and our application of ASC 820.

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

Depending on the level of taxable income earned in a taxable year, we may choose to retain taxable income in excess of current year distributions into the next taxable year. We would then incur a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we will accrue an excise tax, if any, on estimated excess taxable income as taxable income is earned. We did not accrue any excise tax for the fiscal years ended December 31, 2025, 2024, and 2023.

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the consolidated financial statements to reflect their tax character. Permanent differences may also result from differences in classification in certain items, such as the treatment of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expensed in the current fiscal year. All penalties and interest associated with any income taxes accrued are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax law, regulations and interpretations thereof. Our accounting policy on income taxes is critical because if we are unable to qualify, or once qualified, maintain our tax status as a RIC, we would be required to record a provision for corporate-level U.S. federal income taxes, as well as any related state or local taxes which may be significant to our financial results.

COMMITMENTS AND CONTINGENCIES

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of December 31, 2025, we had 160 investments with unfunded commitments of $35,365,597. As of December 31, 2024, we had 109 investments with unfunded commitments of $37,896,006. We believe that, as of December 31, 2025 and 2024, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. During the period covered by our consolidated financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates based on SOFR or an equivalent risk-free index rate. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Stock and our rate of return on invested capital. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	12,499,222
Up 200 basis points	8,332,815
Up 100 basis points	4,166,407
Down 100 basis points	(4,166,407)
Down 200 basis points	(8,332,815)
Down 300 basis points	(12,499,222)

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Audax Credit BDC Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Audax Credit BDC Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, brokers, and others; when replies were not received from brokers or others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2015.

New York, NY

March 20, 2026

A member firm of Ernst & Young Global Limited

Audax Credit BDC Inc.

Consolidated Statements of Assets and Liabilities

December 31, 2025 and December 31, 2024

(Expressed in U.S. Dollars)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $420,392,905 and $416,973,715, respectively)	$407,509,401	$410,031,275
Cash and cash equivalents	12,817,052	19,737,091
Interest receivable	2,414,958	2,867,021
Receivable from investments sold	80,570	412,083
Receivable from bank loan repayment	49,640	110,318
Total Assets	$422,871,621	$433,157,788
Liabilities
Payable for investments purchased	$2,600,667	$4,820,442
Fees due to investment advisor, net of waivers(a)	987,597	1,196,448
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	661,759	432,243
Total Liabilities	$4,316,273	$6,515,383
Commitments and contingencies(b)
Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 47,020,468 and 47,020,454 shares issued and outstanding, respectively	$47,020	$47,020
Capital in excess of par value	442,003,508	442,395,577
Total distributable earnings (loss)	(23,495,180)	(15,800,192)
Total Net Assets	$418,555,348	$426,642,405
Net Asset Value per Share of Common Stock at End of Period	$8.90	$9.07
Shares Outstanding	47,020,468	47,020,454

(a)
Refer to Note 4-Related Party Transactions for additional information
(b)
Refer to Note 9-Commitments and Contingencies for additional information

Audax Credit BDC Inc.

Consolidated Statements of Operations

For Years Ended December 31, 2025, 2024, and 2023

(Expressed in U.S. Dollars)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Investment Income
Non-Control/Non-Affiliate
Interest income	$39,182,564	$42,066,157	$42,352,768
Interest on cash	170,577	401,127	300,230
Total interest income	39,353,141	42,467,284	42,652,998
Non-Control/Non-Affiliate
Fee income	242,178	234,250	310,872
Total income	39,595,319	42,701,534	42,963,870
Expenses
Base management fee(a)	$4,284,283	$4,214,381	$4,272,708
Incentive fee(a)	5,282,552	5,747,461	5,758,363
Interest expense(b)	—	—	446,070
Professional fees	645,658	664,032	535,070
Directors' fees	277,500	285,000	255,000
Administrative fee(a)	265,000	265,000	265,000
Other expenses	408,192	434,563	299,137
Expenses before waivers from investment adviser and administrator	11,163,185	11,610,437	11,831,348
Base management fee waivers(a)	(1,499,499)	(1,475,033)	(1,495,448)
Incentive fee waivers(a)	(3,743,484)	(3,616,835)	(3,597,910)
Total expenses, net of waivers	5,920,202	6,518,569	6,737,990
Net Investment Income	33,675,117	36,182,965	36,225,880
Realized and Unrealized (Loss) Gain on Non-Control/Non-Affiliate Investments
Net realized loss on investments	(1,966,503)	(907,842)	(5,528,490)
Net change in unrealized (depreciation) appreciation on investments	(5,941,064)	(3,665,650)	3,595,408
Net realized and unrealized loss on investments	(7,907,567)	(4,573,492)	(1,933,082)
Net Increase in Net Assets Resulting from Operations	$25,767,550	$31,609,473	$34,292,798
Basic and Diluted per Share of Common Stock:
Net investment income	$0.72	$0.78	$0.81
Net increase in net assets resulting from operations	$0.55	$0.68	$0.77
Weighted average shares of common stock outstanding basic and diluted	47,020,459	46,205,335	44,518,983

(a)
Refer to Note 4-Related Party Transactions for additional information
(b)
Refer to Note 8-Borrowings for additional information

Audax Credit BDC Inc.

Consolidated Statements of Changes in Net Assets

For the Years Ended December 31, 2025, 2024, and 2023

(Expressed in U.S. Dollars)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operations
Net investment income	$33,675,117	$36,182,965	$36,225,880
Net realized loss on investments	(1,966,503)	(907,842)	(5,528,490)
Net change in unrealized (depreciation) appreciation on investments	(5,941,064)	(3,665,650)	3,595,408
Net increase in net assets resulting from operations	25,767,550	31,609,473	34,292,798
Distributions:
Distributions of ordinary income to common stockholders (a)	(33,654,803)	(36,162,651)	(36,170,582)
Return of capital to common stockholders (a)	(199,928)	(888,822)	—
Total distributions	(33,854,731)	(37,051,473)	(36,170,582)
Capital Share Transactions:
Issuance of common stock	—	103,000,000	30,000,000
Repurchases of common stock (a)	—	(80,000,000)	(47,515,735)
Reinvestment of common stock	124	127	119
Net increase (decrease) in net assets from capital share transactions	124	23,000,127	(17,515,616)
Net Increase (Decrease) in Net Assets	(8,087,057)	17,558,127	(19,393,400)
Net Assets, Beginning of Period	426,642,405	409,084,278	428,477,678
Net Assets, End of Period	$418,555,348	$426,642,405	$409,084,278

(a)
Refer to Note 6-Income Tax for additional information

Audax Credit BDC Inc.

Consolidated Statements of Cash Flows

For Years Ended December 31, 2025, 2024, and 2023

(Expressed in U.S. Dollars)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$25,767,550	$31,609,473	$34,292,798
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Net realized loss on investments	1,966,503	907,842	5,528,490
Net change in unrealized depreciation (appreciation) on investments	5,941,064	3,665,650	(3,595,408)
Accretion of original issue discount interest and payment-in-kind interest	(2,101,461)	(1,610,882)	(924,561)
Decrease (increase) in interest receivable	452,063	(364,186)	(80,964)
Increase (decrease) increase in accrued expenses and other liabilities	229,516	(143,054)	(215,050)
(Decrease) increase in fees due to investment advisor(a)	(208,851)	(87,484)	146,623
Investments purchased	(96,564,259)	(106,477,839)	(68,836,378)
Proceeds from investments sold	3,774,430	22,301,772	45,575,773
Repayment of bank loans	87,678,013	63,046,866	59,990,602
Net cash provided by operating activities	26,934,568	12,848,158	71,881,925
Cash flows from financing activities:
Issuance of shares of common stock	—	103,000,000	30,000,000
Repurchases of shares of common stock	—	(80,000,000)	(47,515,735)
Distributions paid to common stockholders	(33,854,607)	(37,051,346)	(36,170,463)
Repayments of short-term borrowings(b)	—	—	(13,178,611)
Net cash used in financing activities	(33,854,607)	(14,051,346)	(66,864,809)
Net (decrease) increase in cash and cash equivalents	(6,920,039)	(1,203,188)	5,017,116
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	19,737,091	20,940,279	15,923,163
Cash and cash equivalents, end of period	$12,817,052	$19,737,091	$20,940,279
Supplemental cash flow information
Interest paid on short-term financing	$—	$—	$578,108
Supplemental non-cash information
Issuance of common shares in connection with dividend reinvestment plan	$124	$127	$119
Payment-in-kind ("PIK") interest income	$1,130,200	$745,497	$193,851

(a)
Refer to Note 4-Related Party Transactions for additional information
(b)
Refer to Note 8-Borrowings for additional information.

Audax Credit BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc.
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i):
Services: Business
Vortex Companies	(j)	Unitranche Initial Term Loan	S+	5.00%	8.65%	9/1/2023	9/4/2029	$5,002,162	$4,943,639	$5,002,149
Amplix	(j)	Unitranche First Amendment Term Loan	S+	5.25%	8.90%	10/19/2023	10/18/2029	4,337,131	4,251,650	4,337,131
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.25%	6.90%	12/7/2021	12/15/2028	4,332,488	4,312,144	4,198,462
InnovateMR	(j)	Unitranche Initial Term Loan	S+	6.00%	9.65%	12/16/2021	1/20/2028	4,077,410	4,049,381	4,077,410
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	5.75%	9.40%	12/7/2022	12/7/2028	4,074,038	4,011,199	4,074,038
CoAdvantage		Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	9.15%	8/2/2023	8/2/2029	3,763,381	3,763,381	3,735,155
Golden Source	(j)	Unitranche Initial Term Loan	S+	4.75%	8.40%	3/25/2022	5/12/2028	3,335,746	3,283,928	3,335,746
Eliassen		Unitranche Initial Term Loan	S+	5.75%	9.40%	3/31/2022	4/14/2028	3,380,305	3,354,205	3,304,249
Kept Companies		Senior Secured Term Loan	S+	5.25%	8.90%	4/30/2024	4/30/2029	3,290,112	3,251,554	3,257,211
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	2.88%, 5.70% PIK	12.23%	3/25/2022	4/9/2029	3,929,102	3,893,429	2,946,826
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	9.40%	12/10/2021	11/30/2027	2,903,842	2,891,302	2,874,803
CoolSys		Senior Secured Closing Date Initial Term Loan	S+	4.75%	8.40%	8/4/2021	8/11/2028	2,940,135	2,926,922	2,844,581
Argano		Senior Secured Initial Term Loan	S+	5.50%	9.15%	9/13/2024	9/13/2029	2,804,403	2,756,883	2,776,359
Epiq	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	4.00%	7.65%	7/17/2024	4/26/2029	2,250,934	2,181,718	2,107,842
Paradigm Outcomes	(k)	Senior Secured 2025 Replacement Term Loan	S+	3.00%	6.65%	4/2/2024	5/6/2031	1,973,853	1,966,282	1,988,795
Vensure		Senior Secured Initial Term Loan	S+	5.00%	8.65%	9/23/2024	9/27/2031	1,950,428	1,930,584	1,930,924
Mediaocean	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.15%	12/9/2021	12/15/2028	1,925,000	1,915,998	1,901,332
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	9.40%	6/6/2022	6/15/2028	1,886,477	1,867,697	1,880,187
VC3	(j)	Senior Secured Delayed TL	S+	5.10%	8.75%	9/16/2022	3/12/2029	1,871,757	1,851,598	1,871,757
InnovateMR	(j)	Unitranche First Amendment Term Loan	S+	6.50%	10.15%	12/23/2022	1/20/2028	1,829,561	1,802,693	1,829,561
CCG	(k)	Unitranche Initial Term Loan	S+	4.50%	8.15%	12/30/2025	12/30/2032	1,729,242	1,711,949	1,711,949
Dun & Bradstreet		Unitranche Initial Term Loan	S+	5.50%	9.15%	6/30/2025	8/26/2032	1,500,000	1,485,958	1,488,750
Secretariat		Senior Secured Initial Term Loan	S+	4.00%	7.65%	2/24/2025	2/28/2032	1,488,750	1,481,744	1,473,863
Insight Global		Unitranche 2024 Refinancing Term Loan	S+	5.00%	8.65%	9/22/2021	9/22/2028	1,440,448	1,426,728	1,436,847
Heartland		Senior Secured Initial Term Loan	S+	4.75%	8.40%	12/1/2023	12/12/2029	1,425,891	1,404,479	1,411,632
Aprio		Senior Secured Initial Term Loan	S+	4.75%	8.40%	8/1/2024	8/1/2031	1,421,117	1,405,741	1,406,906
Gallo Mechanical		Senior Secured Initial Term Loan	S+	4.75%	8.40%	6/19/2025	8/2/2032	1,367,336	1,346,053	1,357,081
Ascend		Senior Secured Initial Term Loan	S+	4.50%	8.15%	10/22/2024	8/11/2031	1,324,638	1,318,563	1,311,392
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.25%	7.90%	1/19/2022	12/29/2028	1,319,464	1,317,856	1,195,890
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	9.90%	3/31/2023	3/30/2029	1,099,103	1,078,286	1,090,860
Embark	(j)	Senior Secured Term B Loan	S+	4.50%	8.15%	8/27/2025	9/2/2032	997,500	983,946	990,019
Barton Associates		Unitranche Initial Term Loan	S+	6.50%	10.15%	11/18/2024	7/26/2028	987,245	979,665	977,372
Colibri		Senior Secured First Amendment Incremental Term Loan	S+	5.00%	8.65%	11/9/2023	3/12/2029	980,000	963,839	975,100
Levata		Senior Secured Sixteenth Amendment Incremental Effective Date Term Loan	S+	5.00%	8.65%	8/19/2025	12/21/2027	811,845	803,694	807,786
Aprio		Senior Secured 2025 Incremental Term Loan	S+	4.75%	8.40%	4/18/2025	8/1/2031	655,559	648,104	649,003
AI Fire & Safety		Unitranche Initial Term Loan	S+	2.25%, 2.75% PIK	8.65%	12/20/2024	2/2/2032	627,069	623,912	625,502
Eagle Fire		Senior Secured Initial Term Loan	S+	4.50%	8.15%	6/4/2025	7/15/2032	569,666	562,991	565,394
Lexitas		Unitranche Initial Term Loan	S+	5.00%	8.65%	4/15/2025	4/15/2031	510,447	505,030	505,343
Geosyntec		Senior Secured 2025 Incremental Term Loan	S+	3.00%	6.65%	7/24/2024	7/31/2031	496,256	494,174	495,016
Inmar		Senior Secured Amendment No. 4 Refinancing Term Loan (First Lien)	S+	4.50%	8.15%	10/25/2024	10/30/2031	493,769	491,430	488,831
S&P Engineering Solutions		Senior Secured 2024 Converted Term Loan	S+	5.00%	8.65%	3/31/2023	5/2/2030	488,750	478,848	488,750
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	7.90%	12/9/2021	3/6/2028	957,286	956,335	478,643
System One		Senior Secured 2025 Refinancing Term Loan	S+	3.50%	7.15%	1/28/2021	3/2/2028	477,600	476,773	472,824
Mitratech	(k)	Unitranche Closing Date Initial Term Loan	S+	4.75%	8.40%	12/1/2025	12/2/2031	458,716	456,365	456,422
Trace3	(k)	Unitranche Closing Date Term B Loan	S+	4.00%	7.65%	10/8/2025	10/29/2032	452,381	447,857	454,077
Perficient		Senior Secured Closing Date Term Loan	S+	3.50%	7.15%	8/2/2024	10/2/2031	452,028	450,020	444,118

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
AIA Contract	(j)	Senior Secured Term Loan	S+	4.75%	8.40%	6/30/2025	7/2/2031	$423,182	$417,294	$422,124
HireRight	(k)	Senior Secured 2025 Replacement Term Loan (First Lien)	S+	3.25%	6.90%	3/25/2024	9/27/2030	492,506	487,767	419,642
Aurora Energy Research		Unitranche Facility B Note	S+	5.00%	8.65%	9/4/2025	9/8/2032	379,916	375,034	377,066
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	5.75%	9.40%	12/7/2022	12/7/2028	342,857	325,714	342,857
Capital Consultants Management Corporation	(j)	Unitranche Closing Date Term Loan	S+	4.75%	8.40%	7/29/2025	11/3/2031	340,592	336,510	340,592
OSG Billing Services		Senior Secured Last-Out Term Loan	S+	6.25%	9.90%	11/30/2023	11/30/2028	312,562	312,562	309,436
Golden Source	(j)	Senior Secured Revolving Loan	S+	4.75%	8.40%	3/25/2022	5/12/2028	253,521	244,131	253,521
OSG Billing Services		Senior Secured First-Out Term Loan	S+	8.00%	11.65%	11/30/2023	5/30/2028	219,341	209,666	217,148
Vortex Companies	(j)	Senior Secured Revolving Loan	S+	5.00%	8.65%	9/1/2023	9/4/2029	186,169	151,653	186,169
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	2.88%, 5.70% PIK	12.23%	3/25/2022	4/9/2029	153,846	149,808	115,385
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	9.40%	6/6/2022	12/15/2028	79,545	75,000	79,280
VC3	(j)	Senior Secured RC	S+	5.10%	8.75%	7/21/2022	3/12/2029	46,154	43,462	46,154
Gallo Mechanical		Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	6/19/2025	8/2/2032	39,067	34,672	38,774
Embark		Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	8/27/2025	9/2/2032	8,000	6,000	7,940
Heartland		Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	12/1/2023	12/12/2029	3,407	(1,217)	3,373
Mitratech	(k)	Senior Secured Revolving Loan	S+	4.75%	8.40%	12/1/2025	12/2/2031	-	(92)	-
AI Fire & Safety		Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	12/20/2024	2/2/2032	-	(449)	-
Aprio		Senior Secured Revolving Loan	S+	4.75%	8.40%	8/1/2024	8/1/2031	-	(499)	-
Lexitas		Senior Secured Revolving Credit Loan	S+	5.00%	8.65%	4/15/2025	4/15/2031	-	(573)	-
Ascend		Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	10/22/2024	8/11/2031	-	(859)	-
AIA Contract	(j)	Senior Secured Revolving Loan	S+	4.75%	8.40%	6/30/2025	7/2/2031	-	(1,136)	-
Eagle Fire		Senior Secured Initial Revolving Loan	S+	4.50%	8.15%	6/4/2025	7/15/2032	-	(1,346)	-
S&P Engineering Solutions		Senior Secured 2024 Converted Revolving Credit Loan	S+	5.00%	8.65%	3/31/2023	5/2/2029	-	(1,471)	-
Dun & Bradstreet		Senior Secured Revolving Credit Loan	S+	5.50%	9.15%	6/30/2025	8/26/2032	-	(1,500)	-
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	9.90%	3/31/2023	3/30/2029	-	(2,131)	-
CCG	(k)	Senior Secured Revolving Facility	S+	4.50%	8.15%	12/30/2025	12/30/2032	-	(2,708)	-
Kept Companies		Senior Secured Revolving Loan	S+	5.25%	8.90%	4/30/2024	4/30/2029	-	(7,131)	-
Amplix	(j)	Senior Secured Revolving Credit Loan	S+	5.25%	8.90%	10/19/2023	10/18/2029	-	(8,242)	-
									88,646,446	87,193,349
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	5.75%	9.40%	9/22/2021	9/30/2027	4,798,401	4,768,809	4,798,401
Minds + Assembly	(j)	Unitranche Initial Term Loan (First Lien)	S+	5.00%	8.65%	5/3/2023	5/3/2029	3,996,894	3,929,422	3,996,894
Paradigm Oral Health		Senior Secured Initial Term Loan	S+	4.75%	8.40%	9/30/2024	11/16/2028	3,970,619	3,937,401	3,960,693
Sequel Ortho (fka OrthoNebraska)	(j)	Unitranche Initial Term Loan	S+	5.00%	8.65%	7/31/2023	7/31/2028	3,311,070	3,254,578	3,311,070
Summit Spine 2025	(j)	Unitranche Initial Term Loan	S+	4.75%	8.40%	3/21/2025	3/25/2031	3,256,090	3,194,982	3,256,090
U.S. Foot and Ankle Specialists		Senior Secured Term Loan	S+	5.75%	9.40%	4/17/2024	9/15/2026	2,966,687	2,953,101	2,937,020
RevHealth	(j)	Unitranche Initial Term Loan	S+	2.50%, 3.25% PIK	9.40%	7/22/2022	7/21/2028	4,210,394	4,169,336	2,704,019
EyeSouth Partners		Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.15%	11/15/2024	10/5/2029	2,282,181	2,259,977	2,259,359
TEAM Services	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	5.25%	8.90%	6/28/2024	12/20/2027	1,980,000	1,955,549	1,978,456
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	8.65%	3/11/2022	4/23/2029	1,927,696	1,906,586	1,908,419
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.15%	7/2/2021	7/3/2028	1,916,031	1,911,245	1,882,500
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.65%	5/12/2021	5/18/2028	1,806,656	1,802,933	1,747,940
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%	9.40%	5/27/2022	6/13/2029	2,455,515	2,417,154	1,718,861
Upstream Rehabilitation		Senior Secured December 2025 Extended/Modified Term Loan (First Lien)	S+	4.25%	7.90%	10/24/2019	11/20/2029	1,897,047	1,896,418	1,684,339
Blue Cloud 2025		Senior Secured Closing Date Term Loan	S+	5.00%	8.65%	8/12/2025	1/21/2031	1,654,166	1,654,166	1,641,760
Visor Buyer, Inc.	(j)	Unitranche Initial Term Loan	S+	6.50%	10.15%	12/15/2025	12/15/2031	1,598,272	1,598,272	1,598,272
ImageFirst		Senior Secured Initial Term Loan	S+	3.00%	6.65%	3/12/2025	3/12/2032	1,492,500	1,488,750	1,481,306
MedRisk	(k)	Senior Secured 2025 Term Loan (First Lien)	S+	3.00%	6.65%	4/1/2021	5/10/2028	1,463,823	1,460,017	1,471,039

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Forefront		Senior Secured Term B-1 Loan	S+	5.50%	9.15%	12/14/2023	3/30/2029	$1,473,750	$1,450,967	$1,457,170
Quantum Health		Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.25%	7.90%	12/18/2020	12/22/2027	1,432,500	1,425,377	1,432,500
MB2 Dental		Unitranche Initial Term Loan	S+	5.50%	9.15%	2/5/2024	2/13/2031	1,258,604	1,247,756	1,246,018
Nvision		Senior Secured 2024 Initial Term Loan	S+	5.50%	9.15%	10/31/2024	12/31/2028	1,248,086	1,221,769	1,226,244
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.15%	11/23/2020	12/22/2027	1,428,750	1,421,616	1,217,245
nThrive	(k)	Senior Secured Tranche C Term Loan	S+	4.00%	7.65%	11/18/2024	12/15/2028	1,613,125	1,613,125	1,114,879
Micro Merchant Systems		Unitranche Initial Term Loan	S+	4.50%	8.15%	3/2/2022	12/14/2027	1,059,722	1,053,918	1,059,722
Radiology Partners	(k)	Senior Secured Term B Loan	S+	4.50%	8.15%	6/26/2025	6/30/2032	997,500	988,044	996,956
Press Ganey	(k)	Senior Secured Existing Term Loan (First Lien)	S+	3.00%	6.65%	4/24/2024	4/30/2031	987,538	979,682	990,624
RxBenefits	(k)	Senior Secured Term Loan	S+	5.00%	8.65%	12/31/2025	12/23/2030	1,000,000	980,000	980,000
Cirtec Medical		Senior Secured U.S. Dollar Term Loan	S+	5.00%	8.65%	1/30/2023	1/30/2029	972,500	954,256	970,069
Forefront		Senior Secured Closing Date Term Loan	S+	4.25%	7.90%	3/23/2022	3/30/2029	965,293	956,425	954,434
NSM		Senior Secured Amendment No. 9 Incremental Term Loan	S+	4.25%	7.90%	8/5/2024	5/14/2029	943,110	941,613	940,753
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	9.65%	6/27/2022	6/28/2029	967,093	931,378	935,662
Patterson Companies	(k)	Senior Secured Initial Term Loan	S+	4.50%	8.15%	7/24/2025	4/16/2032	997,500	897,500	881,077
VaxCare		Unitranche Initial Term Loan	S+	4.50%	8.15%	6/10/2025	6/17/2032	831,250	823,397	825,016
APT Healthcare		Unitranche Initial Term Loan	S+	5.00%	8.65%	9/15/2025	9/30/2031	775,833	764,324	766,135
Specialized Dental		Senior Secured Sixth Amendment Incremental Term Loan	S+	4.75%	8.40%	10/30/2025	11/1/2028	672,897	668,131	667,850
Viant	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.00%	7.65%	10/16/2024	10/29/2031	549,596	547,184	544,993
Performance Health		Senior Secured Initial Term Loan	S+	3.75%	7.40%	2/28/2025	3/19/2032	497,500	492,834	493,769
Cirtec Medical		Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.00%	8.65%	7/2/2024	1/30/2029	492,500	487,761	491,269
TEAM Services	(k)	Senior Secured Term Loan (First Lien)	S+	5.00%	8.65%	1/25/2024	12/20/2027	489,717	488,289	489,455
Sequel Ortho (fka OrthoNebraska)		Unitranche First Amendment Term Loan	S+	5.00%	8.65%	10/31/2025	7/31/2028	476,190	471,429	476,190
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	11.15%	4/11/2023	11/30/2028	486,250	466,619	474,094
AGS Health		Unitranche Initial Term Loan	S+	4.50%	8.15%	7/24/2025	8/2/2032	446,960	445,695	443,608
AccentCare		Senior Secured Tranche B Term Loan	S+	4.00%	7.65%	6/15/2021	9/20/2028	477,750	477,750	429,557
Midwest Eye Services		Senior Secured Initial Term Loan	S+	4.50%	8.15%	12/31/2024	8/20/2027	421,920	407,731	420,865
Avalon	(k)	Senior Secured Term Loan	S+	4.50%	8.15%	12/30/2025	12/31/2031	416,667	412,500	412,500
TEAM Services		Senior Secured Term Loan (Second Lien)	S+	9.00%	12.65%	1/5/2024	12/18/2028	410,000	407,950	410,000
Clearway		Senior Secured Tenth Amendment Incremental Term Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	407,070	401,157	405,034
nThrive	(k)	Senior Secured Tranche B Term Loan	S+	4.00%	7.65%	11/18/2024	12/15/2028	410,231	410,231	371,356
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.75%	8.40%	3/22/2021	2/6/2026	359,378	359,471	349,495
nThrive	(k)	Senior Secured Tranche D Term Loan	S+	6.75%	10.40%	11/18/2024	12/17/2029	490,000	490,000	338,654
UDG	(l)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	7.90%	8/6/2021	8/19/2028	315,938	314,837	310,409
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	4.75%	8.40%	2/27/2017	2/6/2026	306,018	306,018	297,603
Nvision		Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.15%	10/30/2024	12/31/2028	240,875	238,041	236,660
AGS Health		Unitranche Initial Term Loan	S+	4.50%	8.15%	7/24/2025	8/2/2032	234,840	234,171	233,079
Blue Cloud		Senior Secured Blue Cloud R/C 2022	S+	5.00%	8.65%	12/13/2021	1/21/2031	159,091	157,955	157,898
Clearway		Senior Secured Term Loan A	S+	5.50%	9.15%	9/17/2025	8/30/2030	132,347	128,759	131,685
RevHealth	(j)	Senior Secured Revolving Loan	S+	2.50%, 3.25% PIK	9.40%	7/22/2022	7/21/2028	179,795	179,795	115,468
nThrive		Senior Secured Tranche A Term Loan	S+	5.25%	8.90%	11/20/2024	12/15/2028	116,508	115,332	115,343
AccentCare		Senior Secured Tranche A Term Loan	S+	5.50%	9.15%	2/5/2024	6/20/2028	119,820	116,006	115,027
Western Dental	(o)	Senior Secured First-Out Term Loan (Tranche A-1)	S+	6.50%	10.15%	6/18/2024	5/18/2028	92,798	88,866	92,798
Nvision		Senior Secured Revolving Loan	S+	5.50%	9.15%	10/31/2024	12/31/2028	61,603	61,603	60,525
Clearway		Senior Secured Revolving Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	38,067	35,067	37,877
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	8.40%	3/11/2022	4/21/2028	36,700	33,333	36,333
Summit Spine 2025	(j)	Senior Secured Revolving Loan	S+	4.75%	8.40%	3/21/2025	3/25/2031	29,609	20,973	29,609
Cirtec Medical		Senior Secured Revolving Credit (First Lien)	S+	5.00%	8.65%	1/30/2023	10/31/2028	22,222	22,222	22,167
Clearway		Senior Secured Second Amendment Incremental Term Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	16,810	16,565	16,726

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Western Dental	(k)	Senior Secured Loan	S+	2.50%	6.15%	12/24/2025	6/3/2026	$15,630	$15,630	$15,630
MB2 Dental		Senior Secured Revolving Loan	S+	5.50%	9.15%	2/5/2024	2/13/2031	12,032	12,032	11,912
Clearway		Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	11,321	11,156	11,265
Clearway		Senior Secured Ninth Amendment Incremental Term Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	4,213	4,151	4,192
Western Dental	(o)	Senior Secured Second-Out Term Loan (Tranche B)	S+	1.00%, 6.25% PIK	10.90%	6/14/2024	8/18/2028	541,114	438,360	-
AGS Health		Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.15%	7/24/2025	8/2/2032	-	(76)	-
AGS Health		Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.15%	7/24/2025	8/2/2032	-	(133)	-
Specialized Dental		Senior Secured Fifth Amendment Revolver	S+	4.75%	8.40%	10/30/2025	11/1/2027	-	(467)	-
Avalon	(k)	Senior Secured Revolving Credit	S+	4.50%	8.15%	12/30/2025	12/31/2031	-	(833)	-
VaxCare		Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	6/10/2025	6/17/2032	-	(1,667)	-
Midwest Eye Services		Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.15%	12/31/2024	8/20/2027	-	(3,220)	-
Sequel Ortho (fka OrthoNebraska)	(j)	Senior Secured Revolving Loan	S+	5.00%	8.65%	7/31/2023	7/31/2028	-	(13,962)	-
Minds + Assembly	(j)	Senior Secured Revolving Loan (First Lien)	S+	5.00%	8.65%	5/3/2023	5/3/2029	-	(18,789)	-
									75,156,300	71,601,837
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	4.50%	8.15%	6/13/2022	6/28/2030	5,042,946	4,982,248	5,042,946
Cerity Partners	(j)	Unitranche 2025 Term Loan	S+	4.50%	8.15%	7/28/2022	7/28/2031	4,519,713	4,476,932	4,519,713
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.40%	7/22/2021	7/31/2028	3,840,000	3,830,538	3,478,800
Prime Pensions	(j)	Unitranche Initial Term Loan	S+	4.75%	8.40%	2/20/2024	2/26/2030	3,080,295	3,008,841	3,080,295
EPIC Insurance		Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.15%	8/27/2021	9/29/2028	2,176,942	2,159,894	2,155,172
Steward Partners		Senior Secured Closing Date Term B Loan	S+	4.75%	8.40%	12/8/2023	10/14/2028	2,030,250	2,003,549	2,025,174
Beta+		Senior Secured Initial Term Loan	S+	5.75%	9.40%	6/24/2022	7/2/2029	1,935,000	1,863,126	1,915,650
OneDigital	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	3.00%	6.65%	6/13/2024	7/2/2031	1,479,352	1,472,981	1,484,929
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.50%	8.15%	3/29/2022	6/1/2028	1,469,183	1,465,860	1,469,183
Orion	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	3.25%	6.90%	8/4/2020	9/24/2030	1,425,886	1,421,391	1,437,022
SIAA	(j)	Unitranche Seventh Amendment Refinancing Term Loan	S+	4.75%	8.40%	4/21/2021	4/30/2030	1,128,724	1,120,135	1,128,724
Alera	(k)	Senior Secured Term Loan (First Lien)	S+	3.25%	6.90%	5/21/2025	5/30/2032	997,500	992,500	1,003,430
Osaic	(k)	Senior Secured Initial Term Loan	S+	3.00%	6.65%	8/1/2025	7/30/2032	997,135	994,642	1,002,460
LERETA		Senior Secured Initial Term Loan	S+	5.25%	8.90%	7/27/2021	7/30/2028	957,500	953,215	926,381
Frazier & Deeter		Senior Secured Initial Term Loan	S+	4.50%	8.15%	4/30/2025	5/3/2032	764,261	756,648	760,440
Cherry Bekaert	(j)	Unitranche Amendment No. 1 Term Loan	S+	4.50%	8.15%	10/11/2023	6/28/2030	711,823	703,118	711,823
Confluence		Senior Secured Term Loan (Priority)	S+	5.00%	8.65%	2/14/2025	7/30/2028	377,264	377,264	367,832
SIAA	(j)	Unitranche Seventh Amendment Incremental Term Loan	S+	4.75%	8.40%	3/24/2025	4/30/2030	138,994	135,136	138,994
Beta+		Senior Secured Revolving Credit Loan	S+	4.25%	7.90%	6/24/2022	7/1/2027	82,887	76,671	82,058
Cerity Partners	(j)	Senior Secured Initial Revolving Loan	S+	4.50%	8.15%	7/28/2022	7/28/2028	45,878	45,878	45,878
EPIC Insurance		Senior Secured Refinancing Revolving Loan	S+	4.50%	8.15%	8/27/2021	9/29/2028	38,093	37,823	37,712
Frazier & Deeter		Senior Secured Revolving Loan	S+	4.50%	8.15%	4/30/2025	5/2/2031	-	(882)	-
Steward Partners		Senior Secured Revolving Loan	S+	4.75%	8.40%	12/20/2023	10/14/2028	-	(5,944)	-
Prime Pensions	(j)	Senior Secured Revolving Credit	S+	4.75%	8.40%	2/20/2024	2/26/2030	-	(7,619)	-
									32,863,945	32,814,616
Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	9.40%	3/25/2022	3/31/2028	3,860,000	3,826,018	3,831,050
Flow Control Group	(k)	Senior Secured Amendment No. 11 Term Loan (First Lien)	S+	3.25%	6.90%	3/17/2021	3/31/2028	3,579,476	3,574,730	3,598,072
Plaskolite		Unitranche Initial Term Loan	S+	4.00%, 4.00% PIK	11.65%	5/5/2025	5/9/2030	3,048,936	2,990,212	3,018,446
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.25%	8.90%	6/15/2022	8/13/2029	2,880,478	2,908,980	2,851,673
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	2.00%, 5.00% PIK	10.65%	9/30/2022	7/29/2029	2,351,338	2,314,617	1,951,610

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Shaw		Senior Secured Closing Date Term Loan (First Lien)	S+	6.00%	9.65%	9/30/2023	10/30/2029	$1,755,957	$1,730,794	$1,736,203
Radwell		Unitranche Initial Term Loan	S+	5.50%	9.15%	3/11/2022	4/1/2029	1,611,474	1,598,508	1,599,388
Antylia Scientific		Senior Secured Initial Term Loan	S+	4.00%	7.65%	5/16/2025	5/27/2032	1,500,000	1,464,898	1,492,500
Trystar		Senior Secured Initial Term Loan	S+	4.25%	7.90%	7/31/2024	8/6/2031	1,114,762	1,104,332	1,111,975
Air Control Concepts	(k)	Senior Secured Closing Date Term Loan	S+	2.75%	6.40%	7/16/2024	7/23/2031	994,774	992,890	995,863
Barnes		Senior Secured Term Loan	S+	4.75%	8.40%	10/17/2025	10/22/2032	1,000,000	980,000	992,500
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	10.65%	3/31/2023	3/31/2030	945,910	927,240	934,086
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	9.65%	5/26/2022	5/31/2029	967,500	924,732	851,400
Associated Springs		Senior Secured Initial Term Loan	S+	4.75%	8.40%	3/7/2024	4/4/2030	698,678	685,623	698,678
80/20	(k)	Unitranche Initial Term Loan	S+	4.50%	8.15%	12/11/2025	12/13/2032	682,540	674,762	675,714
Associated Springs		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.75%	8.40%	11/25/2024	4/4/2030	539,867	529,602	539,867
Ohio Transmission	(j)	Unitranche Initial Term Loan	S+	5.75%	9.40%	12/12/2023	12/19/2030	547,536	538,116	537,954
nVent	(k)	Senior Secured Initial Term Loan	S+	3.00%	6.65%	9/30/2024	1/30/2032	498,750	496,250	502,648
Circor		Senior Secured 2025 Term Loan	S+	3.00%	6.65%	10/9/2024	10/17/2031	496,256	495,173	496,256
Chromalloy	(k)	Senior Secured Term Loan	S+	3.25%	6.90%	3/22/2024	3/27/2031	492,500	488,569	496,002
Trystar		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.25%	7.90%	9/5/2024	8/6/2031	495,000	490,027	493,763
TriMark		Senior Secured Initial Tranche B Loan	S+	2.00%, 3.25% PIK	8.90%	1/16/2024	7/2/2029	691,220	691,220	492,494
AGCO G&P		Senior Secured Initial Term Loan	S+	5.00%	8.65%	10/8/2024	10/31/2031	496,250	491,886	491,288
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.40%	2/24/2021	3/2/2028	477,725	477,319	469,365
Industrial Electric Manufacturing	(k)	Senior Secured Amendment No. 1 Incremental Term Facility	S+	4.50%	8.15%	12/3/2025	12/3/2031	418,774	416,477	416,680
Pegasus		Senior Secured Initial Term Loan	S+	4.75%	8.40%	1/24/2024	1/19/2031	384,246	377,592	383,286
SupplyHouse		Senior Secured Initial Term Loan	S+	4.00%	7.65%	6/19/2025	7/1/2032	374,063	372,309	371,257
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	9.65%	8/11/2022	7/29/2028	234,524	224,120	194,655
Ohio Transmission	(j)	Senior Secured Initial Revolving Loan	S+	5.75%	9.40%	12/19/2023	12/19/2029	48,533	47,840	47,684
Plaskolite		Senior Secured Revolving Credit Loan	S+	7.00%	10.65%	5/5/2025	2/7/2030	28,907	28,329	28,618
Radwell		Senior Secured Revolving Loan	S+	5.50%	9.15%	3/11/2022	4/1/2029	13,333	12,133	13,233
SupplyHouse		Senior Secured Revolving Credit Loan	S+	4.00%	7.65%	6/19/2025	7/1/2032	-	(625)	-
80/20	(k)	Senior Secured Revolving Loan	S+	4.50%	8.15%	12/11/2025	12/13/2032	-	(1,270)	-
Associated Springs		Senior Secured Revolving Loan	S+	4.75%	8.40%	3/7/2024	4/4/2030	-	(1,888)	-
Trystar		Senior Secured Revolving Credit Loan	S+	4.25%	7.90%	7/31/2024	8/6/2031	-	(2,727)	-
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	9.40%	3/25/2022	3/31/2028	-	(2,954)	-
									32,865,834	32,314,208
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	5.00%	8.65%	11/1/2022	11/1/2029	5,245,465	5,168,453	5,245,465
Smart Start		Senior Secured 2025 Refinancing Term B Loan (First Lien)	S+	4.25%	7.90%	12/10/2021	12/16/2028	2,917,950	2,911,964	2,903,360
Apex Service Partners		Unitranche 2024 Term Loan	S+	5.00%	8.65%	10/16/2023	10/24/2030	2,665,722	2,643,856	2,652,394
Rover		Senior Secured Initial Term Loan	S+	4.75%	8.40%	2/16/2024	2/27/2031	2,346,212	2,322,320	2,319,818
A Place For Mom		Senior Secured Sixth Amendment Replacement Term Loan	S+	5.50%	9.15%	7/28/2017	2/10/2028	2,287,190	2,285,857	2,241,446
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	11.40%	12/10/2021	12/16/2029	2,000,000	1,980,398	1,990,000
Taxwell		Senior Secured Initial Term Loan	S+	4.25%	7.90%	6/17/2024	6/26/2031	1,907,074	1,890,768	1,907,074
Aptive Environmental		Senior Secured Initial Term Loan	S+	4.75%	8.40%	10/10/2025	10/15/2032	1,767,442	1,749,380	1,754,186
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	7.90%	12/10/2021	12/15/2028	1,447,500	1,440,616	1,440,263
Legacy Service Partners		Unitranche Closing Date Term Loan	S+	4.50%	8.15%	10/25/2023	11/10/2031	1,033,872	1,009,064	1,023,533
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.40%	8/19/2021	8/31/2028	960,000	955,191	949,200
Spring Education	(k)	Senior Secured Initial Term Loan	S+	3.25%	6.90%	10/5/2023	10/4/2030	931,000	931,000	937,475
Crash Champions	(k)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	2/7/2024	2/23/2029	985,000	983,309	937,390
United Comfort Group (fka United Air Temp)	(j)	Unitranche Initial Term Loan	S+	5.50%	9.15%	2/14/2024	3/28/2030	1,107,396	1,079,952	928,672
All My Sons		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	8.40%	6/4/2024	10/25/2028	490,478	485,014	486,799
Apex Service Partners		Unitranche Second Amendment Incremental Term Loan	S+	5.00%	8.65%	4/24/2025	10/24/2030	382,266	378,183	380,355
FMG Suite	(j)	Unitranche Initial Term Loan	S+	4.75%	8.40%	8/11/2025	9/9/2032	349,057	345,219	346,528
R. F. Fager		Senior Secured First Amendment Term Loan	S+	5.00%	8.65%	5/16/2025	3/4/2030	331,785	326,646	329,297

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
United Comfort Group (fka United Air Temp)	(j)	Senior Secured Revolving Loan	S+	5.50%	9.15%	2/14/2024	3/28/2030	$196,043	$196,043	$164,403
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	5.00%	8.65%	11/1/2022	11/1/2028	84,617	74,463	84,617
Apex Service Partners		Senior Secured 2024 Revolving Credit Loan	S+	5.00%	8.65%	10/16/2023	10/24/2029	38,329	36,868	38,137
R. F. Fager		Senior Secured Revolving Loan	S+	5.00%	8.65%	5/16/2025	3/4/2030	20,562	19,518	20,408
FMG Suite	(j)	Senior Secured Revolving Loan	S+	4.75%	8.40%	8/11/2025	9/9/2032	-	(566)	-
Aptive Environmental		Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	10/10/2025	10/15/2032	-	(1,550)	-
Rover		Senior Secured Revolving Loan	S+	4.75%	8.40%	2/16/2024	2/27/2031	-	(2,250)	-
									29,209,716	29,080,820
High Tech Industries
Planview	(k)	Senior Secured 2024-B Incremental Term Loan (First Lien)	S+	3.50%	7.15%	12/11/2020	12/17/2027	3,028,946	3,018,556	2,914,891
Ivanti Software		Senior Secured 2025-1 Term Loan (First Lien)	S+	4.75%	8.40%	11/20/2020	6/1/2029	2,952,762	2,937,331	2,662,564
Idera	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	3.50%	7.15%	6/27/2017	3/2/2028	2,502,165	2,502,266	2,341,264
Precisely	(k)	Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%	7.65%	3/19/2021	4/24/2028	2,393,750	2,388,685	2,233,967
Intermedia		Unitranche 2024 Refinancing Term Loan (First Lien)	S+	5.25%	8.90%	4/4/2024	4/4/2029	1,859,469	1,859,469	1,854,820
Barracuda		Senior Secured Initial Term Loan (Second Lien)	S+	7.00%	10.65%	5/17/2022	8/15/2030	2,000,000	1,958,140	1,516,340
Xplor Technologies		Senior Secured Second Amendment Term Loan	S+	3.50%	7.15%	6/14/2024	12/1/2032	1,481,288	1,471,467	1,481,288
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	8.90%	12/16/2021	12/21/2028	1,443,750	1,436,781	1,427,508
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	7.90%	6/17/2021	9/1/2028	1,451,057	1,413,541	1,403,897
HelpSystems		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	9.65%	12/19/2019	5/21/2029	1,370,444	1,369,445	1,302,566
SmartBear		Senior Secured 2024 Term Loan	S+	4.00%	7.65%	11/20/2020	3/3/2028	960,244	956,707	950,641
Options IT		Senior Secured Initial Term Loan	S+	4.50%	8.15%	9/20/2024	9/30/2031	736,154	725,168	734,313
Aptean		Unitranche Initial Term Loan	S+	4.75%	8.40%	1/1/2024	1/30/2031	582,923	578,458	578,551
Inhabit		Unitranche Initial Term Loan	S+	4.50%	8.15%	12/10/2024	1/12/2032	497,500	494,975	496,256
LightBox		Senior Secured Initial Term Loan	S+	5.25%	8.90%	1/10/2025	1/13/2030	496,250	489,773	496,250
Qlik	(k)	Senior Secured Second Amendment Refinancing Term Loan (First Lien)	S+	3.25%	6.90%	12/31/2024	10/26/2030	496,231	495,065	496,018
NCR Voyix	(k)	Senior Secured Term Loan	S+	2.75%	6.40%	9/24/2024	9/30/2031	495,000	492,899	495,973
Cloudera		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.40%	8/10/2021	10/8/2028	481,250	479,111	477,641
Barracuda	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.15%	5/17/2022	8/15/2029	485,000	476,622	397,019
Ivanti Software		Senior Secured Initial Term Loan (First Lien)	S+	5.75%	9.40%	5/6/2025	6/1/2029	388,174	370,601	388,174
insightsoftware		Unitranche Initial Term Loan	S+	5.25%	8.90%	7/16/2024	5/25/2028	390,801	389,455	384,939
insightsoftware		Senior Secured Revolving Loan	S+	5.25%	8.90%	3/26/2024	5/25/2028	48,501	47,846	47,773
Options IT		Senior Secured Revolving Loan	S+	4.50%	8.15%	9/20/2024	3/31/2031	24,124	22,784	24,064
Inhabit		Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	12/10/2024	1/12/2032	-	(439)	-
LightBox		Senior Secured Revolving Loan	S+	5.25%	8.90%	1/10/2025	1/13/2030	-	(494)	-
									26,374,212	25,106,717
Containers, Packaging & Glass
Brook & Whittle	(k)	Senior Secured Tranche B Term Loan	S+	4.50%	8.15%	8/11/2025	12/14/2030	3,052,265	3,052,265	2,009,154
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	3.75%	7.40%	12/15/2021	12/16/2028	1,990,300	1,980,055	1,985,324
Tekni-Plex	(k)	Senior Secured Tranche B-7 Initial Term Loan	S+	3.75%	7.40%	3/27/2024	9/15/2028	1,593,945	1,592,215	1,534,985
Resource Label Group		Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	7.90%	7/2/2021	7/7/2028	1,804,557	1,800,734	1,437,104
Technimark		Senior Secured 2024-1 Refinancing Term Loan (First Lien)	S+	3.25%	6.90%	6/30/2021	4/14/2031	1,436,914	1,433,995	1,408,176
Intertape Polymer	(k)(m)	Senior Secured Initial Term Loan (First Lien)	S+	4.75%	8.40%	6/15/2022	6/28/2028	1,361,043	1,330,765	1,323,621
Transcendia		Unitranche Term Loan	S+	6.50%	10.15%	5/23/2024	11/23/2029	987,500	972,721	980,094
Five Star Packaging		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	7.90%	4/27/2022	5/5/2029	978,635	969,350	971,295
Balcan	(n)	Senior Secured Initial Term B Loan (First Lien)	S+	4.75%	8.40%	10/10/2024	10/20/2031	992,500	975,067	952,800
Lacerta		Senior Secured Term Loan	S+	5.50%	9.15%	2/8/2021	12/30/2026	950,000	947,729	902,500
Brook & Whittle		Senior Secured Tranche A Term Loan	S+	6.50%	10.15%	8/11/2025	12/14/2030	764,541	681,336	764,541
Precision Concepts		Unitranche Initial Term Loan (US)	S+	4.75%	8.40%	7/28/2025	8/2/2032	682,344	675,684	677,227

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
ProAmpac	(k)	Senior Secured 2024-1 Refinancing Term Loan	S+	4.00%	7.65%	8/7/2025	9/15/2028	$497,468	$496,282	$499,122
SupplyOne	(k)	Senior Secured Term B Loan	S+	3.50%	7.15%	3/27/2024	4/21/2031	491,288	487,418	492,909
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	9.90%	7/18/2023	7/19/2029	490,000	478,677	478,975
Golden West Packaging		Senior Secured Term B-1 Loan	S+	5.25%	8.90%	11/29/2021	6/27/2031	450,625	448,817	351,488
Precision Concepts		Unitranche Initial Term Loan (CA)	S+	4.75%	8.40%	7/28/2025	8/2/2032	199,179	197,246	197,685
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	9.90%	7/18/2023	7/19/2028	60,345	57,112	58,987
Precision Concepts		Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	7/28/2025	8/2/2032	11,263	10,101	11,179
									18,587,569	17,037,166
Construction & Building
A1 Garage Door	(j)	Unitranche Term Loan A	S+	4.50%	8.15%	12/22/2022	12/22/2028	2,217,632	2,177,401	2,217,632
Cook & Boardman		Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	9.65%	5/29/2024	3/4/2030	1,979,489	1,964,611	1,969,592
PlayPower		Unitranche Initial Term Loan	S+	5.25%	8.90%	10/29/2025	10/29/2031	1,885,067	1,847,365	1,870,929
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	8.40%	10/2/2019	11/30/2027	1,722,472	1,719,863	1,666,492
Leaf Home		Senior Secured Initial Term Loan	S+	5.25%	8.90%	9/4/2025	9/4/2031	1,382,297	1,362,212	1,371,930
Brown & Root	(k)	Senior Secured Initial Term Loan	S+	5.00%	8.65%	9/29/2025	10/3/2030	1,221,429	1,203,935	1,203,107
Lindsay Precast	(k)	Senior Secured Initial Term Loans	S+	4.75%	8.40%	12/15/2025	12/16/2032	905,172	894,569	896,121
Dodge Construction Network		Senior Secured Tranche B Term Loan (First Lien)	S+	4.75%	8.40%	11/14/2024	2/28/2029	603,456	603,456	600,439
Voeller		Senior Secured Closing Date Initial Term Loan	S+	4.75%	8.40%	11/25/2025	11/25/2032	581,395	574,419	577,035
Electric Power Engineers		Senior Secured Term Loan	S+	4.50%	8.15%	11/27/2024	12/15/2031	500,000	494,611	500,000
Cumming Group		Unitranche 2025-B Incremental Term Loan	S+	4.75%	8.40%	10/1/2025	11/16/2029	500,000	497,500	500,000
Terra Millennium	(k)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	10/25/2024	11/1/2030	496,496	491,869	499,369
RailPros		Unitranche Initial Term Loan	S+	4.25%	7.90%	4/23/2025	5/24/2032	498,750	492,981	498,750
DynaGrid		Senior Secured Initial Term Loan	S+	4.75%	8.40%	1/7/2025	2/13/2032	497,500	487,500	497,500
Playcore	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.40%	2/14/2024	2/20/2030	491,287	485,799	495,048
Dodge Construction Network		Senior Secured Tranche A New Money Term Loan (First Lien)	S+	6.25%	9.90%	11/14/2024	1/31/2029	435,165	431,714	432,990
Brown & Root	(k)	Senior Secured Revolving Loan	S+	5.00%	8.65%	9/29/2025	10/3/2030	85,714	81,381	84,429
Leaf Home		Senior Secured Revolving Credit Loan	S+	5.25%	8.90%	9/4/2025	9/4/2031	13,500	11,813	13,399
PlayPower		Senior Secured Revolving Loan	S+	5.25%	8.90%	10/29/2025	10/29/2030	8,841	6,542	8,775
DynaGrid		Senior Secured Revolving Credit Facility	S+	4.75%	8.40%	1/7/2025	1/7/2031	-	(539)	-
RailPros		Senior Secured Revolving Loan	S+	4.25%	7.90%	4/23/2025	5/24/2032	-	(807)	-
Electric Power Engineers		Senior Secured Revolving Loan	S+	4.50%	8.15%	11/27/2024	12/15/2031	-	(968)	-
Voeller		Senior Secured Revolving Loan	S+	4.75%	8.40%	11/25/2025	11/25/2032	-	(1,860)	-
Lindsay Precast	(k)	Senior Secured Incremental Revolving Loan	S+	4.75%	8.40%	12/15/2025	12/16/2032	-	(2,845)	-
A1 Garage Door	(j)	Senior Secured Revolving Loan	S+	4.50%	8.15%	12/22/2022	12/22/2028	-	(8,264)	-
									15,814,258	15,903,537
Beverage, Food & Tobacco
Bettcher Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.65%	12/13/2021	12/14/2028	2,922,409	2,909,665	2,915,103
Dessert Holdings	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.65%	6/7/2021	6/9/2028	2,893,533	2,864,576	2,886,603
Purfoods		Senior Secured 2024 Term Loan	S+	5.00%	8.65%	6/24/2024	8/12/2027	2,000,000	1,989,263	1,995,000
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.75%	8.40%	4/7/2022	5/18/2029	1,792,143	1,774,459	1,792,143
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	7.65%	8/13/2021	8/28/2028	960,000	955,719	950,400
Mary Ruth's		Senior Secured Closing Date Term B Loan	S+	4.75%	8.40%	9/26/2025	9/30/2031	748,125	740,905	744,384
Hissho Sushi		Unitranche Amendment No.2 Incremental Term Loan	S+	4.75%	8.40%	10/20/2025	5/18/2029	523,810	518,571	523,810
Hissho Sushi	(j)	Unitranche Amendment No. 1 Incremental Term Loan	S+	4.75%	8.40%	8/7/2024	5/18/2029	517,262	512,543	517,262
Golden State Foods	(k)	Senior Secured Initial Term Loan	S+	4.00%	7.65%	10/7/2024	12/4/2031	493,762	490,474	497,466
Rise Baking		Senior Secured Initial Term Loan	S+	5.00%	8.65%	10/24/2024	11/4/2031	495,000	488,450	491,288
MBC Companies		Senior Secured Second Amendment Term B Loan	S+	4.75%	8.40%	1/6/2025	7/7/2029	495,000	490,785	491,288
Trilliant 2024		Senior Secured 2024 Refinancing Term Loan	S+	6.50%	10.15%	11/20/2024	11/30/2029	487,500	479,254	487,500
Hometown Food		Senior Secured Closing Date Term B Loan	S+	4.50%	8.15%	4/22/2025	12/3/2030	474,511	470,363	473,325
MBC Companies		Senior Secured Third Amendment Term B Loan	S+	4.75%	8.40%	10/8/2025	4/10/2031	469,407	464,701	465,886
Mary Ruth's		Senior Secured Closing Date Term A Loan	S+	4.00%	7.65%	9/26/2025	9/30/2030	248,438	247,246	247,195
MBC Companies		Senior Secured Third Amendment Term A Loan	S+	4.00%	7.65%	10/8/2025	10/10/2030	29,233	29,086	29,014

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	4/7/2022	5/18/2029	$-	$(667)	$-
									15,425,393	15,507,667
Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	7.90%	8/6/2021	8/19/2028	3,388,767	3,372,504	3,346,408
Kenco		Senior Secured Initial Term Loan	S+	4.25%	7.90%	6/5/2024	11/15/2029	2,871,025	2,862,781	2,856,670
Capstone Logistics		Senior Secured 2024 Term Loan (First Lien)	S+	4.50%	8.15%	11/12/2020	11/13/2029	2,037,786	2,031,125	2,027,597
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.65%	11/7/2024	4/8/2030	1,920,600	1,918,221	1,935,005
Worldwide Express	(k)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	4.00%	7.65%	11/8/2024	7/26/2028	1,440,000	1,440,000	1,448,359
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	8.90%	4/14/2022	12/15/2028	1,180,870	1,175,047	1,121,826
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	9.15%	3/11/2022	12/29/2028	951,342	941,662	937,071
St. George Logistics	(o)	Senior Secured Second-Out Closing Date Purchased Term Loan	S+	1.00%, 6.50% PIK	11.15%	10/3/2024	10/3/2029	937,950	937,950	281,385
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	8.90%	4/14/2022	12/17/2027	87,778	86,889	83,389
St. George Logistics	(o)	Senior Secured Third-Out Closing Date Purchased Term Loan	S+	1.00%, 6.00% PIK	10.65%	10/3/2024	10/3/2029	466,584	466,584	—
Kenco		Senior Secured Revolving Credit Loan	S+	4.25%	7.90%	6/5/2024	11/15/2029	-	(2,283)	-
									15,230,480	14,037,710
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	5.00%	8.65%	5/26/2023	5/29/2029	4,168,763	4,089,483	4,168,763
Highline		Senior Secured 2025-1 Term Loan (First Lien)	S+	3.50%	7.15%	2/13/2025	2/19/2030	1,980,000	1,975,480	1,975,050
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	8.90%	6/30/2022	7/25/2029	2,057,536	1,941,096	1,757,733
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.15%	7/26/2021	7/28/2028	1,455,202	1,452,460	1,451,564
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.75%	7.40%	1/20/2021	1/31/2028	1,428,750	1,428,750	1,107,281
Innovative XCessories	(k)	Senior Secured 2025 Refinancing Term Loan	S+	5.50%	9.15%	8/15/2025	9/5/2029	416,929	407,927	417,016
Engine & Transmission Exchange	(j)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	5.00%	8.65%	3/21/2025	5/29/2029	339,487	335,449	339,487
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	5.00%	8.65%	5/26/2023	5/29/2029	—	(15,392)	—
									11,615,253	11,216,894
Aerospace & Defense
Electro Methods		Senior Secured Initial Term Loans	S+	4.75%	8.40%	2/6/2025	2/23/2032	2,985,000	2,944,260	2,977,538
HDT Global		Senior Secured Initial Term Loan	S+	1.00%, 5.50% PIK	10.15%	6/30/2021	1/7/2028	3,468,439	3,434,422	2,358,539
Whitcraft		Senior Secured Initial Term Loan	S+	5.00%	8.65%	3/31/2023	9/30/2031	1,945,000	1,898,396	1,930,413
API Technologies		Senior Secured Term B-2 Loan (First Lien)	S+	1.00%, 6.00% PIK	10.65%	1/15/2020	5/9/2027	1,125,639	1,123,491	1,089,055
Novaria Group		Senior Secured Initial Term Loan	S+	3.25%	6.90%	6/4/2024	6/6/2031	987,550	983,538	985,081
SMX		Senior Secured Term Loan	S+	4.50%	8.15%	2/6/2025	2/6/2032	992,500	983,463	985,056
Tronair	(k)	Senior Secured Initial Term Loan	S+	3.75%	7.40%	12/18/2025	12/22/2032	400,000	395,000	395,000
API Technologies		Senior Secured Term B-1 Loan (First Lien)	S+	1.00%, 6.00% PIK	10.65%	11/3/2023	3/25/2027	99,191	98,576	97,207
Tronair	(k)	Senior Secured Revolving Loan	S+	3.75%	7.40%	12/18/2025	12/22/2032	-	(1,250)	-
Whitcraft		Senior Secured Revolving Loan	S+	5.00%	8.65%	3/31/2023	9/30/2031	-	(10,714)	-
Electro Methods		Senior Secured Revolving Credit Facility	S+	4.75%	8.40%	2/6/2025	2/23/2032	-	(12,191)	-
									11,836,991	10,817,889
Chemicals, Plastics & Rubber
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	9.40%	12/18/2020	1/2/2029	2,876,887	2,850,776	2,733,043
Shrieve		Unitranche Initial Term Loan	S+	6.00%	9.65%	9/23/2024	10/30/2030	2,475,000	2,429,343	2,456,438
USALCO	(k)	Senior Secured 2025 Initial Term Loan	S+	3.50%	7.15%	9/17/2024	9/30/2031	990,025	985,867	995,287
Boyd Group	(k)	Senior Secured 2024 Term Loan (First Lien)	S+	3.75%	7.40%	7/19/2024	7/29/2029	987,500	975,994	994,817
Americhem		Senior Secured Initial Term Loan	S+	4.50%	8.15%	2/5/2025	3/1/2032	497,500	492,392	496,256
Chase		Senior Secured Initial Term Loan	S+	4.00%	7.65%	4/2/2025	4/9/2032	498,750	494,078	496,256
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.35%	8.00%	12/3/2021	6/30/2028	478,655	475,004	454,722
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	9.40%	12/18/2020	1/2/2029	202,211	192,081	192,100
Polytek	(o)	Senior Secured Term Loan	S+	8.25% PIK	11.90%	12/23/2020	8/15/2026	471,236	471,236	164,933
Mold-Rite		Senior Secured New Money Tranche A-1 Term Loan	S+	5.25%	8.90%	6/11/2024	10/4/2028	136,841	131,086	136,841
Shrieve		Senior Secured Revolving Credit Loan	S+	6.00%	9.65%	9/23/2024	10/30/2030	71,654	71,654	71,116
Americhem		Senior Secured Revolving Loan	S+	4.50%	8.15%	2/5/2025	3/1/2032	-	(909)	-
									9,568,602	9,191,809

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Environmental Industries
Alliance Environmental Group	(j) (o)	Unitranche Initial Term Loan	S+	7.00% PIK	10.65%	12/30/2021	12/30/2028	$4,569,454	$4,532,758	$2,150,495
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+	4.75%	8.40%	11/13/2025	11/19/2032	1,692,308	1,675,385	1,679,615
Crystal Clean		Senior Secured Initial Term Loan	S+	3.75%	7.40%	10/5/2023	10/17/2030	1,471,228	1,452,730	1,467,550
Miller Environmental		Senior Secured Initial Term Loan	S+	5.00%	8.65%	9/4/2024	9/10/2031	1,469,842	1,443,967	1,444,120
O6 Environmental	(j)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	8/4/2025	8/5/2032	607,432	600,652	603,053
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	5.25%	8.90%	11/5/2021	10/29/2027	480,000	478,229	464,400
Denali Water Solutions		Senior Secured Revolving Loan	S+	4.75%	8.40%	11/13/2025	11/19/2032	111,538	108,462	110,702
Alliance Environmental Group	(j) (o)	Senior Secured Revolving Loan	S+	7.00% PIK	10.65%	12/30/2021	12/30/2028	228,477	221,854	107,527
Keter Environmental Services		Senior Secured Revolving Loan	S+	4.25%	7.90%	11/5/2021	10/29/2027	28,424	27,649	27,500
Alliance Environmental Group	(j)	Senior Secured Priority Revolving Loan	S+	7.00% PIK	10.65%	6/23/2025	12/30/2028	515	515	242
O6 Environmental	(j)	Senior Secured Revolving Loan	S+	4.75%	8.40%	8/4/2025	8/5/2032	-	(1,623)	-
Miller Environmental		Senior Secured Revolving Loan	S+	5.00%	8.65%	9/4/2024	9/10/2031	-	(6,014)	-
									10,534,564	8,055,204
Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	7.00%	10.65%	11/21/2023	11/21/2029	4,421,250	4,358,517	4,244,400
Augusta Sportswear		Senior Secured Revolving Credit Loan	S+	7.00%	10.65%	11/21/2023	11/21/2028	174,382	168,817	167,407
									4,527,334	4,411,807
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	5.00%	8.65%	5/23/2022	9/17/2029	1,777,333	1,755,180	1,777,333
Integral Ad Science	(k)	Senior Secured Initial Term Loan	S+	5.00%	8.65%	12/22/2025	12/25/2030	1,000,000	965,000	965,000
MediaRadar	(j)	Unitranche 2023 Incremental Term Loan	S+	5.00%	8.65%	10/31/2023	9/17/2029	938,007	921,441	938,007
MediaRadar	(j)	Senior Secured Revolving Loan	S+	5.00%	8.65%	9/16/2022	9/17/2029	69,726	59,558	69,726
									3,701,179	3,750,066
Hotels, Gaming & Leisure
Auto Europe		Senior Secured Initial Dollar Term Loan	S+	7.50%	11.15%	10/19/2016	1/23/2026	1,616,965	1,518,986	1,293,572
Encore		Senior Secured Initial Term Loan	S+	5.00%	8.65%	11/18/2024	12/5/2031	496,250	487,495	495,009
Encore		Senior Secured Revolving Loan	S+	5.00%	8.65%	11/18/2024	12/5/2029	—	(1,094)	—
									2,005,387	1,788,581
Wholesale
Carlisle Foodservice		Senior Secured Initial Term Loan	S+	5.00%	8.65%	9/29/2023	10/2/2030	1,080,773	1,059,258	1,078,071
RelaDyne	(k)	Senior Secured Term B Loan (First Lien)	S+	3.50%	7.15%	6/30/2025	12/23/2030	496,250	495,108	497,146
Carlisle Foodservice		Senior Secured Revolving Loan	S+	5.00%	8.65%	9/29/2023	10/2/2029	85,948	82,725	85,733
									1,637,091	1,660,950
Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	8.15%	8/16/2019	9/29/2028	1,574,836	1,574,836	1,574,836
									1,574,836	1,574,836

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
Media: Diversified & Production
Cast & Crew		Senior Secured Incremental Facility No. 2 Incremental Term Loan (First Lien)	S+	3.75%	7.40%	4/30/2024	12/29/2028	$982,093	$977,093	$776,561
Spectrum Science		Senior Secured 2024 Incremental Term Loan	S+	7.00%	10.65%	1/17/2024	2/1/2029	507,604	493,795	491,107
									1,470,888	1,267,668
Retail
Varsity Brands	(k)	Senior Secured 2025-2 Replacement Term Loan	S+	3.00%	6.65%	7/26/2024	8/26/2031	995,000	990,826	999,821
StubHub	(k)	Senior Secured Extended USD Term B Loan	S+	4.75%	8.40%	1/31/2020	3/15/2030	246,853	245,393	245,156
									1,236,219	1,244,977
Utilities: Electric
Power Grid Components	(k)	Senior Secured Initial Term Loan	S+	4.75%	8.40%	7/24/2024	12/2/2030	694,955	694,955	691,480
									694,955	691,480
Energy: Oil & Gas
AmSpec		Senior Secured Amendment No. 1 Other Term Loan	S+	3.50%	7.15%	12/12/2024	12/22/2031	574,154	571,861	569,848
									571,861	569,848
Telecommunications
Eastern Communications		Senior Secured First Amendment Term A Loan	S+	5.00%	8.65%	9/29/2025	12/30/2030	498,741	493,741	497,494
									493,741	497,494
Utilities: Water
Vessco		Unitranche 2025 Incremental Term Loan	S+	4.50%	8.15%	10/30/2025	11/3/2032	232,069	230,345	230,329
Vessco		Senior Secured Revolving Loan	S+	4.50%	8.15%	10/30/2025	11/3/2032	—	(212)	—
									230,133	230,329
	Total Bank Loans								$411,873,187	$397,567,459
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Services: Business
Vortex Companies	(j) (o) (p)	LP Common Units				9/1/2023		190	$189,759	$644,450
InnovateMR	(j) (o) (q)	Class A Units				12/16/2021		387	387,311	527,662
Industrial Services Group	(j) (o) (r)	Class A Units				12/7/2022		238	238,095	420,663
Amplix	(j) (o) (s)	Class A-2 Units				10/19/2023		23,810	238,095	333,293
Golden Source	(j) (o) (t)	Class A Units				3/25/2022		117,371	117,371	244,273
Gallo Mechanical	(o) (u)	LP Interest				6/19/2025		140,000	137,384	158,140
CCG	(j) (o) (v)	Class A Units				12/30/2025		154,806	154,806	154,806
AI Fire & Safety	(o) (w)	Class A Units				12/20/2024		233,607	233,607	139,531
VC3	(j) (o) (x)	Class A Units				9/16/2022		16,958	70,778	103,999
Heartland	(o) (y)	Co-Invest Units				12/12/2023		889	88,889	92,081
Eagle Fire	(o) (z)	Class A Units				6/4/2025		119,048	119,048	88,409
Industrial Services Group	(j) (o) (r)	Class A-1 Units				3/10/2025		25	32,022	44,369
Liberty Group	(j) (o) (aa)	Series A-Preferred Units				6/6/2022		113,636	113,636	41,113
Embark	(j) (o) (ab)	Class A Units				9/2/2025		20,000	20,000	15,239
OSG Billing Services	(o) (ac)	Class A Units				11/30/2023		27,208	-	-
									2,140,801	3,008,028
Healthcare & Pharmaceuticals
Visor Buyer, Inc.	(j) (o) (ad)	Class A Units				12/15/2025		2,206,263	2,206,263	1,517,753
Minds + Assembly	(j) (o) (ae)	Class A Units				5/3/2023		217	217,391	425,120
Sequel Ortho (fka OrthoNebraska)	(j) (o) (af)	Class A Units				7/31/2023		24,245	166,992	351,014
Summit Spine 2025	(j) (o) (ag)	Class A Units				3/21/2025		2,388	238,847	273,084
Ivy Rehab	(o) (ah)	Class A Units				3/11/2022		100	100,000	144,571
APT Healthcare	(o) (ai)	Class A-5 Common Units				9/15/2025		7,421	10,000	10,000
RevHealth	(j) (o) (aj)	Class A-1 Units				7/22/2022		20,548	205,479	—
									3,144,972	2,721,542

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (ak)	Class A Units				6/30/2022		129,870	$61,388	$339,458
American Beacon Advisors	(o) (al)	Common Units				12/29/2023		16,071	-	273,207
Prime Pensions	(j) (o) (am)	LP Interest				2/20/2024		238,095	214,404	226,476
Beta+	(o) (an)	Class A-2 Common Stock				9/15/2023		2,470	24,700	25,646
									300,492	864,787
Construction & Building
A1 Garage Door	(j) (o) (ao)	Class A Common Units				12/22/2022		273	272,727	758,534
DynaGrid	(o) (ap)	Class A-2 Units				1/7/2025		59,524	59,524	101,389
									332,251	859,923
High Tech Industries
PracticeTek	(j) (o) (aq)	Class A Units				11/22/2021		616,814	649,236	668,261
									649,236	668,261
Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (ar)	Class A Units				4/7/2022		25,000	157,353	537,534
									157,353	537,534
Services: Consumer
Ned Stevens 2022-2	(j) (o) (as)	Class B Common Units				11/1/2022		279	278,990	346,334
United Comfort Group (fka United Air Temp)	(j) (o) (at)	Class A Units				2/14/2024		110,947	110,947	-
									389,937	346,334
Wholesale
GME Supply	(j) (o) (au)	Class A Units				6/30/2023		281	280,718	265,023
									280,718	265,023
Automotive
Engine & Transmission Exchange	(j) (o) (av)	Class A-1 Units				5/26/2023		211	211,268	226,858
									211,268	226,858
Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (aw)	Class A-1 Units				9/16/2022		147,000	147,000	192,136
									147,000	192,136
Consumer Goods: Durable
Careismatic	(o) (ax)	Class A Units				6/13/2024		3,522	209,625	137,759
									209,625	137,759
Environmental Industries
O6 Environmental	(j) (o) (ay)	Common Units				45,873.00		45	44,801	57,875
Alliance Environmental Group	(j) (o) (az)	A-1 Preferred Units				9/30/2019		331	331,126	-
									375,927	57,875
Chemicals, Plastics & Rubber
Vertellus	(o) (ba)	Series A Units				12/22/2020		1,651	165,138	40,882
									165,138	40,882
Capital Equipment
80/20	(j) (o) (bb)	LP Interest				12/11/2025		10,000	10,000	10,000
									10,000	10,000
	Total Equity and Preferred Shares								$8,514,718	$9,936,942
Total Investments									$420,387,905	$407,504,401

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
Audax Credit BDC Equity, LLC
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Healthcare & Pharmaceuticals
Avalon	(o) (bc)	Class A-1 Units				12/30/2025		5,000	$5,000	$5,000
									5,000	5,000
	Total Equity and Preferred Shares								$5,000	$5,000
Total Investments									$5,000	$5,000
Total Bank Loans - (95.0%)	(g)								$411,873,187	$397,567,459
Total Equity and Preferred Shares - (2.4%)	(g)								$8,519,718	$9,941,942
Total Portfolio Investments	(bd)								$420,392,905	$407,509,401

(^) The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).

(a) All companies are located in the United States of America, unless otherwise noted.

(b) Interest rate percentages represent actual interest rates as of December 31, 2025, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

(f) Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

(k) Investment was valued as Level 2, using significant observable inputs in accordance with ASC 820. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

(v) Represents an investment in CCG Group Holding Company, LLC, a holding company for the investment in Certified Collisions Group.

(w) Represents an investment in Firebird Co-Invest L.P., a holding company for the investment in AI Fire & Safety.

(x) Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(y) Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.

(z) Represents an investment in Talon Holdings SCSP, A Luxembourg Special Limited Partnership, a holding company for the investment in Eagle Fire.

(aa) Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ab) Represents an investment in Embark HoldCo, LP, a holding company for the investment in Embark.

(ac) Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.

(ad) Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ae) Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(af) Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ag) Represents an investment in Summit Parent Holdings, LLC, a holding company for the investment in Summit Spine.

(ah) Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ai) Represents an investment in APT Holdings, LLC, a holding company for the investment in APT Healthcare.

(aj) Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ak) Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(al) Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.

(am) Represents an investment in Prime Co-Invest, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(an) Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.

(ao) Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ap) Represents an investment in DynaGrid Holdings LLC, a holding company for the investment in DynaGrid.

(aq) Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ar) Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(as) Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(at) Represents an investment in LJ Flex, LP, a holding company, made through an affiliated equity aggregator vehicle.

(au) Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(av) Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aw) Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ax) Represents an investment in Reorganized Careismatic Brands Parent, LLC., a holding company for the investment in Reorganized Careismatic Brands.

(ay) Represents an investment in O6 Environmental Holdings, LLC, a holding company for the investment in O6 Environmental.

(az) Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ba) Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bb) Represents an investment owned by APD 80/20 Equity, L.P., a holding company for the investment in 80/20.

(bc) Represents an investment in Excalibur Topco Holdings, L.P., a holding company for the investment in Avalon.

(bd) At December 31, 2025, the cost of investments for income tax purposes was $420,039,897, the gross unrealized depreciation for federal tax purposes was $18,605,180, the gross unrealized appreciation for federal income tax purposes was $6,074,684, and the net unrealized depreciation was $12,530,496.

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

Note 2. Significant Accounting Policies

Basis of Presentation

As an investment company, the accompanying consolidated financial statements of the Company are prepared in accordance with the investment company accounting and reporting guidance of ASC Topic 946, “Financial Services – Investment Companies,” as amended, which incorporates the requirements for reporting on Form 10-K and Article 6 of Regulation S-X under the Securities Exchange Act of 1934, as amended, as well as accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements and related notes present the results of activity of the Company for the years ended December 31, 2025, 2024, and 2023.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s financial position or the result of operations as previously reported.

Consolidation

As of December 31, 2025, Audax Credit BDC Equity, LLC, a Delaware limited liability company (the "Subsidiary"), is a wholly owned subsidiary of the Company that is consolidated. The Subsidiary commenced operations on October 10, 2025, and all intercompany balances and transactions for the year ended December 31, 2025 have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that may affect the reported amounts and disclosures in the consolidated financial statements. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and these differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held at December 31, 2025 and 2024. The cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of December 31, 2025, the Company had 7 investments across 4 issuers on non-accrual, which represented 1.70% and 0.69% of its total portfolio at cost and fair market value, respectively. As of December 31, 2024, the Company had 2 investments on non-accrual, which represented 0.97% and 0.53% of its total portfolio at cost and fair market value, respectively.

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

As of December 31, 2025 and 2024, the Company held 367 and 295 investments in loans with OID, respectively. The unamortized balance of OID investments as of December 31, 2025 and 2024 totaled $4,767,559 and $4,948,990, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company accrued OID income in the amount of $971,261, $865,385, and $730,710, respectively.

As of December 31, 2025, the Company held 16 investments that had a PIK interest component. As of December 31, 2024, the Company held 12 investments that had a PIK interest component. During the years ended December 31, 2025, 2024, and 2023, the Company accrued PIK income in the amount of $1,130,200, $745,497, and $193,851, respectively.

As of December 31, 2025 and 2024, the Company held $12,817,052 and $19,737,091 cash and cash equivalents, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company earned $170,577, $401,127, and $300,230, respectively, of interest income related to cash, which is included in interest on cash within the accompanying consolidated statement of operations.

Other Income Recognition

The Company generally records prepayment fees upon receipt of cash or as soon as the Company becomes aware of the prepayment.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees and dividend income are both accrued in other income in the accompanying consolidated statements of operations.

The Company accrued $242,178 of fee income for the year ended December 31, 2025 related to amendment fees. The Company accrued $234,250 of fee income for the year ended December 31, 2024 related to amendment fees. The Company accrued $310,872 of fee income for the year ended December 31, 2023 related to amendment fees.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

Operating Segments

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

The Company operates through a single operating segment with a primary investment objective to seek to make loans to private middle market companies based primarily in the United States, including first lien loans, second lien loans, unitranche loans, and select investments in equity. The CODM monitors the performance of the Company to make decisions about resources to be allocated using key factors such as the Company’s portfolio composition, as shown on the Consolidated Schedule of Investments, the changes in net assets resulting from operations, as reported on the Consolidated Statement of Operations, and returns and expense ratios, as reported in Note–10 – Financial Highlights.

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

As of December 31, 2025, $329,667,609 of the Company’s investments were valued using unobservable inputs, and $79,557,509 were valued using observable inputs. During the year ended December 31, 2025, $39,519,409 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $2,419,369 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

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

The following table presents the Company’s investments carried at fair value as of December 31, 2025 and 2024, by caption on the Company’s accompanying consolidated statements of assets and liabilities and by security type.

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$73,090,096	$188,700,935	$261,791,031
Unitranche Debt		3,298,163	127,108,392	130,406,555
Second Lien Debt		1,453,533	3,916,340	5,369,873
Equity and Preferred Shares		—	9,941,942	9,941,942
Total	$—	$77,841,792	$329,667,609	$407,509,401

	Assets at Fair Value as of Year Ended December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$121,359,036	$136,303,515	$257,662,551
Unitranche Debt	—	987,474	135,069,937	136,057,411
Second Lien Debt	—	2,490,044	7,392,500	9,882,544
Equity and Preferred Shares	—	—	6,428,769	6,428,769
Total	$—	$124,836,554	$285,194,721	$410,031,275

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2025. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$160,298,208	Matrix Pricing	Senior Leverage	0.48x - 11.35x	5.12x
			Total Leverage	2.43x - 11.35x	5.45x
			Interest Coverage	0.64x - 4.68x	1.83x
			Debt Service Coverage	0.58x - 3.42x	1.51x
			TEV Coverage	0.00x - 5.75x	2.47x
			Liquidity	11.96% - 737.18%	144.41%
			Spread Comparison	300bps - 800bps	485bps
First Lien Debt	4,508,250	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	7.75%	7.75%
First Lien Debt	12,263,985	Matrix Pricing/Market Analysis (5)	Senior Leverage	5.38x - 8.70x	7.05x
			Total Leverage	7.16x - 11.26x	8.77x
			Interest Coverage	1.00x - 1.44x	1.18x
			Debt Service Coverage	0.93x - 1.21x	1.03x
			TEV Coverage	1.10x - 2.60x	1.88x
			Liquidity	29.31% - 377.13%	130.15%
			Spread Comparison	375bps - 600bps	440bps
First Lien Debt	11,027,439	Enterprise Value	EV/EBITDA Multiple	6.10x - 10.40x	8.56x
Unitranche Debt	72,952,262	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	5.15% - 14.45%	7.50%
Unitranche Debt	43,305,232	Matrix Pricing	Senior Leverage	3.62x - 8.39x	6.31x
			Total Leverage	3.62x - 9.62x	6.46x
			Interest Coverage	0.76x - 2.71x	1.52x
			Debt Service Coverage	0.45x - 2.00x	1.25x
			TEV Coverage	1.24x - 2.68x	1.86x
			Liquidity	39.61% - 429.12%	143.10%
			Spread Comparison	400bps - 800bps	554bps
Unitranche Debt	9,738,234	Enterprise Value	EV/EBITDA Multiple	10.00x - 12.70x	11.25x
Second Lien Debt	2,400,000	Matrix Pricing	Senior Leverage	4.11x - 5.64x	5.38x
			Total Leverage	4.11x - 5.65x	5.38x
			Interest Coverage	2.07x - 2.38x	2.12x
			Debt Service Coverage	1.83x - 2.12x	1.88x
			TEV Coverage	1.57x - 2.87x	1.79x
			Liquidity	122.08% - 445.07%	177.26%
			Spread Comparison	775bps - 900bps	796bps
Second Lien Debt	1,516,340	Matrix Pricing/Market Analysis (5)	Senior Leverage	10.46x	10.46x
			Total Leverage	10.46x	10.46x
			Interest Coverage	0.96x	0.96x
			Debt Service Coverage	0.82x	0.82x
			TEV Coverage	1.23x	1.23x
			Liquidity	126.71%	126.71%
			Spread Comparison	700bps	700bps
Equity and Preferred	9,704,260	Enterprise Value	EV/EBITDA Multiple	7.10x - 19.00x	13.99x
Total	$327,714,210

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

The table does not include $1,953,399 of other investments, which the Company valued at the purchase price.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2024. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$118,638,544	Matrix Pricing	Senior Leverage	1.12x - 11.07x	4.99x
			Total Leverage	2.78x - 11.07x	5.52x
			Interest Coverage	0.32x - 2.99x	1.66x
			Debt Service Coverage	0.25x - 2.54x	1.40x
			TEV Coverage	0.79x - 5.72x	2.55x
			Liquidity	0.00% - 630.05%	135.35%
			Spread Comparison	350bps - 800bps	510bps
First Lien Debt	11,626,885	Matrix Pricing/Market Analysis (5)	Senior Leverage	6.20x - 20.32x	8.32x
			Total Leverage	6.54x - 24.29x	9.50x
			Interest Coverage	0.58x - 1.23x	0.98x
			Debt Service Coverage	0.48x - 1.06x	0.83x
			TEV Coverage	0.45x - 2.45x	1.87x
			Liquidity	3.98% - 174.49%	53.35%
			Spread Comparison	375bps - 575bps	443bps
First Lien Debt	6,038,086	Enterprise Value	EV/EBITDA Multiple	6.90x - 10.00x	7.89x
Unitranche Debt	92,477,480	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	7.12% - 81.75%	11.67%
Unitranche Debt	37,674,647	Matrix Pricing	Senior Leverage	3.31x - 6.87x	5.90x

			Total Leverage	3.31x - 7.49x	6.01x
			Interest Coverage	0.71x - 2.09x	1.46x
			Debt Service Coverage	0.57x - 1.84x	1.25x
			TEV Coverage	1.43x - 3.22x	2.03x
			Liquidity	64.25% - 169.00%	129.87%
			Spread Comparison	450bps - 650bps	541bps
Unitranche Debt	4,917,810	Enterprise Value	EV/EBITDA Multiple	12.80x - 13.90x	10.75x
Second Lien Debt	7,392,500	Matrix Pricing	Senior Leverage	5.12x - 11.15x	6.90x
			Total Leverage	5.12x - 11.15x	6.91x
			Interest Coverage	0.83x - 1.76x	1.42x
			Debt Service Coverage	0.71x - 1.56x	1.21x
			TEV Coverage	1.14x - 2.13x	1.76x
			Liquidity	80.08% - 329.20%	141.75%
			Spread Comparison	700bps - 800bps	742bps
Equity and Preferred	6,428,769	Enterprise Value	EV/EBITDA Multiple	7.06x - 21.25x	14.83x
Total	$285,194,721

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

The following tables provide the changes in fair value, broken out by security type, during the year ended December 31, 2025 and 2024 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Year Ended December 31, 2025	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2024	$136,303,515	$135,069,937	$7,392,500	$6,428,769	$285,194,721
Transfers into Level 3	38,123,985	987,474	407,950	—	39,519,409
Transfers out of Level 3	(2,419,369)	—	—	—	(2,419,369)
Total gains:
Net realized gain (loss) (a)	173,615	(1,968,121)	23,195	(248,380)	(2,019,691)
Net unrealized (depreciation) appreciation (b)	(2,951,526)	(508,532)	(421,692)	692,283	(3,189,467)
New investments, repayments and settlements:(c)
Purchases	50,821,421	23,658,809	—	3,282,212	77,762,442
Settlements/repayments	(32,360,876)	(31,035,427)	(3,500,000)	(212,942)	(67,109,245)
Net amortization of premiums, PIK, discounts and fees	1,053,506	904,252	14,387	—	1,972,145
Sales	(43,336)	—	—	—	(43,336)
Fair Value as of December 31, 2025	$188,700,935	$127,108,392	$3,916,340	$9,941,942	$329,667,609

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the year ended December 31, 2025.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Consolidated Statement of Operations for the year ended December 31, 2025.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Year Ended December 31, 2024	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2023	$136,202,221	$119,516,536	$14,808,750	$5,431,201	$275,958,708
Transfers into Level 3	11,898,596	4,620,913	—	—	16,519,509
Transfers out of Level 3	(23,307,951)	—	—	—	(23,307,951)
Total gains:
Net realized (loss) gain (a)	(763,819)	78,478	(310,719)	—	(996,060)
Net unrealized (depreciation) appreciation (b)	(612,747)	(4,172,451)	15,245	479,172	(4,290,781)
New investments, repayments and settlements:(c)
Purchases	47,293,163	23,500,530	—	568,350	71,362,043
Settlements/repayments	(32,943,209)	(9,125,947)	(7,140,000)	(49,954)	(49,259,110)
Net amortization of premiums, PIK, discounts and fees	755,782	651,878	19,224	—	1,426,884
Sales	(2,218,521)	—	—	—	(2,218,521)
Fair Value as of December 31, 2024	$136,303,515	$135,069,937	$7,392,500	$6,428,769	$285,194,721

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the year ended December 31, 2024.
(b)
Included in net change in unrealized appreciation (depreciation) on the accompanying Consolidated Statement of Operations for the year ended December 31, 2024.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments still held at December 31, 2025 and 2024 were ($4,174,760) and ($5,795,487), respectively.

Investment Activities

The Company held a total of 330 syndicated investments with an aggregate fair value of $407,509,401 as of December 31, 2025. During the year ended December 31, 2025, the Company invested in 131 new syndicated investments for a combined $69,991,371 and in existing investments for a combined $29,815,992. The Company also received $93,080,214 in repayments from investments and $3,442,917 from investments sold during the period.

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

Investment Concentrations

As of December 31, 2025, the Company’s investment portfolio consisted of investments in 268 companies located in 41 states across 26 different industries, with an aggregate fair value of $407,509,401. The five largest investments at fair value as of December 31, 2025 totaled $24,608,687, or 6.04% of the Company’s total investment portfolio as of such date. As of December 31, 2025, the Company’s average investment was $1,273,903 at cost.

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

The following table outlines the Company’s investments by security type as of December 31, 2025 and 2024:

	December 31, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$270,943,037	64.45%	$261,791,031	64.24%
Unitranche Debt	134,480,537	31.99%	130,406,555	32.00%
Second Lien Debt	6,449,613	1.53%	5,369,873	1.32%
Total Debt Investments	411,873,187	97.97%	397,567,459	97.56%
Equity and Preferred Shares	8,519,718	2.03%	9,941,942	2.44%
Total Equity Investments	8,519,718	2.03%	9,941,942	2.44%
Total Investments	$420,392,905	100.00%	$407,509,401	100.00%

	December 31, 2024
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$261,728,699	62.76%	$257,662,551	62.84%
Unitranche Debt	139,634,159	33.49%	136,057,411	33.18%
Second Lien Debt	9,912,031	2.38%	9,882,544	2.41%
Total Debt Investments	411,274,889	98.63%	403,602,506	98.43%
Equity and Preferred Shares	5,698,826	1.37%	6,428,769	1.57%
Total Equity Investments	5,698,826	1.37%	6,428,769	1.57%
Total Investments	$416,973,715	100.00%	$410,031,275	100.00%

Investments at fair value consisted of the following industry classifications as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$90,201,377	22.14%	$88,417,653	21.58%
Healthcare & Pharmaceuticals	74,328,379	18.24	74,685,118	18.21
Banking, Finance, Insurance & Real Estate	33,679,403	8.26	35,944,239	8.77
Capital Equipment	32,324,208	7.93	30,192,716	7.36
Services: Consumer	29,427,154	7.22	25,358,943	6.18
High Tech Industries	25,774,978	6.33	27,609,149	6.73
Containers, Packaging & Glass	17,037,166	4.18	26,886,998	6.56
Construction & Building	16,763,460	4.11	11,752,804	2.87
Beverage, Food & Tobacco	16,045,201	3.94	15,431,257	3.76
Transportation: Cargo	14,037,710	3.44	14,514,297	3.54
Automotive	11,443,752	2.81	13,137,348	3.20
Aerospace & Defense	10,817,889	2.65	6,777,800	1.65
Chemicals, Plastics & Rubber	9,232,691	2.27	8,594,046	2.10
Environmental Industries	8,113,079	1.99	9,320,648	2.27
Consumer Goods: Non-Durable	4,411,807	1.08	4,421,588	1.08
Media: Advertising, Printing & Publishing	3,942,202	0.97	3,059,128	0.75
Wholesale	1,925,973	0.47	5,008,980	1.22
Hotels, Gaming & Leisure	1,788,581	0.44	1,354,463	0.33
Metals & Mining	1,574,836	0.39	1,643,865	0.40
Media: Diversified & Production	1,267,668	0.31	1,447,327	0.35
Retail	1,244,977	0.31	1,474,633	0.36
Utilities: Electric	691,480	0.17	496,250	0.12
Energy: Oil & Gas	569,848	0.14	497,500	0.12
Telecommunications	497,494	0.12	—	—
Utilities: Water	230,329	0.06	977,403	0.24
Consumer Goods: Durable	137,759	0.03	93,834	0.02
Energy: Electricity	—	—	933,288	0.23
	$407,509,401	100.00%	$410,031,275	100.00%

Investments at fair value were included in the following geographic regions of the United States as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$102,949,533	25.26%	$98,812,847	24.10%
Midwest	86,202,891	21.15	94,153,987	22.96
Southeast	59,623,518	14.63	58,261,896	14.21
Southwest	53,942,491	13.24	58,657,115	14.31
West	44,371,505	10.89	49,175,730	11.99
East	40,283,635	9.89	36,147,211	8.82
South	11,218,875	2.75	6,656,751	1.62
Northwest	5,953,057	1.46	5,533,339	1.35
Other(a)	2,963,896	0.73	2,632,399	0.64
Total Investments	$407,509,401	100.00%	$410,031,275	100.00%

(a)
The Company headquarters for UDG is located in Ireland. The Company headquarters for Intertape Polymer is located in Canada. The Company headquarters Integro is located in the United Kingdom. The Company headquarters for Balcan is located in Canada. The company headquarters for Aurora is located in the United Kingdom.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2025:

For the Fiscal Years Ending December 31:	Amount
2026	10,785,463
2027	34,183,970
2028	128,223,215
2029	106,805,798
2030	48,301,242
Thereafter	88,341,058
Total contractual repayments	416,640,746
Adjustments to cost basis on debt investments(a)	(4,767,559)
Total Cost Basis of Debt Investments Held at December 31, 2025:	$411,873,187

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

For the year ended December 31, 2025, the Company recorded base management fees of $4,284,283 and waivers to the base management fees of $1,499,499, as set forth within the accompanying consolidated statements of operations. For the year ended December 31, 2024, the Company recorded base management fees of $4,214,381 and waivers to the base management fees of $1,475,033, as set forth within the accompanying consolidated statements of operations. For the year ended December 31, 2023, the Company recorded base management fees of $4,272,708 and waivers to the base management fees of $1,495,448, as set forth within the accompanying consolidated statements of operations.

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

For the year ended December 31, 2025, the Company recorded Incentive Fees related to net investment income of $5,282,552. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $3,743,484, as set forth within the accompanying consolidated statements of operations. For the year ended December 31, 2024, the Company recorded Incentive Fees related to net investment income of $5,747,461. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $3,616,835, as set forth within the accompanying consolidated statements of operations. For the year ended December 31, 2023, the Company recorded Incentive Fees related to net investment income of $5,758,363. Offsetting the Incentive Fees were waivers of the Incentive Fees related to net investment income of $3,597,910, as set forth within the accompanying consolidated statements of operations.

For the years ended December 31, 2025, 2024 and 2023, the Company did not record any Incentive Fees related to capital gains.

Administrative Fee

The Company has also entered into an administration agreement (the “Administration Agreement”) with Audax Management Company, LLC (the “Administrator”) pursuant to which the Administrator provides administrative services to the Company. Under the Administration Agreement, the Administrator performs, or oversees the performance of administrative services necessary for the operation of the Company, which include being responsible for the financial records which the Company is required to maintain and prepare reports filed with the SEC. In addition, the Administrator assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses the Administrator for its allocable portion of the costs and expenses incurred by the Administrator for overhead in performance by the Administrator of its duties under the Administration Agreement, including the cost of facilities, office equipment and the Company’s allocable portion of cost of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their respective staffs, as well as any costs and expenses incurred by the Administrator relating to any administrative or operating services provided by the Administrator to the Company. Such costs are reflected as an administrative fee in the accompanying consolidated statements of operations.

The Company has also entered into a fee waiver agreement with the Administrator, pursuant to which the Administrator may waive, in whole or in part, its entitlement to receive reimbursements from the Company.

For each of the years ended December 31, 2025, 2024 and 2023, the Company recorded administrative fees of $265,000, as set forth within the accompanying consolidated statements of operations.

Related Party Fees

Fees due to related parties as of December 31, 2025 and 2024 on the Company’s accompanying consolidated statements of assets and liabilities were as follows:

	December 31, 2025	December 31, 2024
Net base management fee due to Adviser	$690,247	$686,366
Net incentive fee due to Adviser	297,350	510,082
Total fees due to Adviser, net of waivers	987,597	1,196,448
Fee due to Administrator, net of waivers	66,250	66,250
Total Related Party Fees Due	$1,053,847	$1,262,698

Other Agreements

The Company may invest alongside other clients of the Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of the Company’s exemptive relief.

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of Company’s common stock par value $0.001 per share (the “Common Stock”), for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$25,767,550	$31,609,473	$34,292,798
Denominator for basic and diluted weighted average common shares	47,020,459	46,205,335	44,518,983
Basic and diluted net increase in net assetsresulting from operations per common share	$0.55	$0.68	$0.77

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

During the year ended December 31, 2025, the Company executed no Tender Offers.

During the year ended December 31, 2024, the Company executed total of $80,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of fund level earnings and profits. Given that the fund did not have sufficient earnings and profits to support the distribution, the entire value of the Tender Offer is treated as a return of capital for tax purposes.

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2025 of $33,854,731, or $0.72 per share. The tax character of the distributions declared and paid represented $33,654,803, or $0.72 per share, from ordinary income and $199,928, or $0.00 per share, from tax return of capital.

The Company had aggregate distributions declared and paid to its stockholders for the year ended December 31, 2024 of $37,051,473, or $0.80 per share. The tax character of the distributions declared and paid represented $36,162,651, or $0.78 per share, from ordinary income and $888,822, or $0.02 per share, from tax return of capital.

During the year ended December 31, 2025, given that the Company did not have sufficient earnings and profits, $199,928 of the distributions and Tender Offers is treated as a return of capital for tax purposes. This information will be reported in the Form 1042-S or Form 1099-DIV. During the year ended December 31, 2024, given that the Company did not have sufficient earnings and profits, $80,888,822 of the distributions and Tender Offers is treated as a return of capital for tax purposes. This information will be reported in the Form 1042-S or Form 1099-DIV.

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the year ended December 31, 2025 and 2024, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the consolidated statements of assets and liabilities. During the year ended December 31, 2025 and 2024, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Capital in excess of par value	$192,265	$155,433
Accumulated net investment income	—	34,982
Accumulated net realized gain (loss)	(192,265)	(190,415)

At December 31, 2025 and 2024, the components of distributable taxable earnings as detailed below differ from the amounts reflected in the Company’s consolidated statements of assets and liabilities by temporary book/tax differences primarily arising from amortization of organizational expenditures.

	As of December 31, 2025	As of December 31, 2024
Other temporary book/tax differences	$(91,417)	$(111,731)
Net tax basis unrealized depreciation	(12,530,496)	(6,751,851)
Accumulated net realized gain (loss)	(10,873,267)	(8,936,610)
Components of tax distributable (deficit) earnings at period end	$(23,495,180)	$(15,800,192)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2025.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2025, the Company has long-term capital loss carryforward of $10,712,524. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2025, 2024, and 2023 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2025, 2024, and 2023, no tax expense or any related interest or penalties were incurred.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024
$66,000,000	October 1, 2024
$15,000,000	December 16, 2025

As of December 31, 2025, there were $15,000,000 remaining unfunded capital commitments by the Company’s investor.

The number of shares of Common Stock issued and outstanding as of December 31, 2025 and December 31, 2024, were 47,020,468 and 47,020,454, respectively.

The following table summarizes activity in the number of Shares during the years ended December 31, 2025 and 2024:

	Common stock shares in issue
	Year Ended December 31, 2025	Year Ended December 31, 2024
Shares in issue, beginning of period	47,020,454	44,518,989
Common stock issued ($0 and $103,000,000, respectively)	—	11,185,615
Common stock repurchased ($0 and $80,000,000, respectively)	—	(8,684,164)
Issuance of common shares in connection with dividend reinvestment plan ($124 and $127, respectively)	14	14
Shares in issue, end of period	47,020,468	47,020,454

The following table details the activity of Stockholders’ Equity for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	$47,020	$442,395,577	$(15,800,192)	$426,642,405
Net investment income	-	-	33,675,117	33,675,117
Net realized loss from investment transactions	-	(192,265)	(1,774,238)	(1,966,503)
Net change in unrealized depreciation on investments	-	-	(5,941,064)	(5,941,064)
Distributions to Stockholders	-	(199,928)	(33,654,803)	(33,854,731)
Reinvested Dividends	-	124	-	124
Balance as of December 31, 2025	$47,020	$442,003,508	$(23,495,180)	$418,555,348

Year Ended December 31, 2024	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2023	$44,519	$420,442,206	$(11,402,447)	$409,084,278
Net investment income	-	34,982	36,147,983	36,182,965
Net realized loss from investment transactions	-	(190,415)	(717,427)	(907,842)
Net change in unrealized depreciation on investments	-	-	(3,665,650)	(3,665,650)
Issuance of shares	11,185	102,988,815	-	103,000,000
Repurchase of shares	(8,684)	(79,991,316)	-	(80,000,000)
Distributions to Stockholders	-	(888,822)	(36,162,651)	(37,051,473)
Reinvested Dividends	-	127	-	127
Balance as of December 31, 2024	$47,020	$442,395,577	$(15,800,192)	$426,642,405

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2025, the Company had no short-term borrowings. For the year ended December 31, 2025, the Company recorded no interest expense in connection with short-term borrowings. As of December 31, 2024, the Company had no short-term borrowings. For the year ended December 31, 2024, the Company recorded no interest expense in connection with short-term borrowings.

Note 9. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of such commitment may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the accompanying consolidated schedule of investments.

The following table summarizes the Company’s significant contractual payment obligations as of December 31, 2025 and December 31, 2024:

							Unfunded Commitment Balances
Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	December 31, 2025	December 31, 2024

Midwest Eye Services	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	4.50%	8.15%	8/20/2027	Healthcare & Pharmaceuticals	$1,576,000	$—
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	2/26/2030	Banking, Finance, Insurance & Real Estate	1,253,333	—
Summit Spine 2025	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	3/25/2031	Healthcare & Pharmaceuticals	986,972	—
Kenco	Senior Secured Revolving Credit Loan	S+	4.25%	7.90%	11/15/2029	Transportation: Cargo	913,170	913,170
Nvision	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	5.50%	9.15%	12/31/2028	Healthcare & Pharmaceuticals	817,121	—
Electro Methods	Senior Secured Revolving Credit Facility	S+	4.75%	8.40%	2/23/2032	Aerospace & Defense	812,714	—
Embark	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	9/2/2032	Services: Business	800,000	—
Miller Environmental	Senior Secured Delayed Draw Term Loan (General)	S+	5.00%	8.65%	9/10/2031	Environmental Industries	726,316	—
Ned Stevens 2022-2	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	5.00%	8.65%	11/1/2029	Services: Consumer	708,787	—
Minds + Assembly	Senior Secured Revolving Loan (First Lien)	S+	5.00%	8.65%	5/3/2029	Healthcare & Pharmaceuticals	683,230	580,745
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	6/28/2030	Banking, Finance, Insurance & Real Estate	616,472	616,472
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	5.00%	8.65%	5/29/2029	Automotive	513,078	307,847
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	5.00%	8.65%	11/1/2028	Services: Consumer	507,703	507,703
Aprio	Senior Secured Aprio DD25-2	S+	4.75%	8.40%	8/1/2031	Services: Business	500,000	—
Sequel Ortho (fka OrthoNebraska)	Senior Secured Revolving Loan	S+	5.00%	8.65%	7/31/2028	Healthcare & Pharmaceuticals	481,266	457,457
Kept Companies	Senior Secured Revolving Loan	S+	5.25%	8.90%	4/30/2029	Services: Business	475,425	418,374
Summit Spine 2025	Senior Secured Revolving Loan	S+	4.75%	8.40%	3/25/2031	Healthcare & Pharmaceuticals	463,877	—
Trystar	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.90%	8/6/2031	Capital Equipment	411,993	—
Miller Environmental	Senior Secured Revolving Loan	S+	5.00%	8.65%	9/10/2031	Environmental Industries	400,916	400,916
Steward Partners	Senior Secured Delayed Draw Term C Loan	S+	4.75%	8.40%	10/14/2028	Banking, Finance, Insurance & Real Estate	388,667	—
Prime Pensions	Senior Secured Revolving Credit	S+	4.75%	8.40%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	380,952
Rover	Senior Secured Amendment No. 1 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	2/27/2031	Services: Consumer	376,500	—
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	9.65%	1/20/2028	Services: Business	365,388	365,388
EPIC Insurance	Senior Secured Refinancing Third Amendment Delayed Draw Term Loan	S+	4.50%	8.15%	9/29/2028	Banking, Finance, Insurance & Real Estate	353,029	—
Ivy Rehab	Senior Secured Amendment No. 3 Delayed Draw Term Loan	S+	5.00%	8.65%	4/23/2029	Healthcare & Pharmaceuticals	349,000	—
Aprio	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	8/1/2031	Services: Business	343,877	—
Heartland	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	12/12/2029	Services: Business	338,468	—
MediaRadar	Senior Secured Revolving Loan	S+	5.00%	8.65%	9/17/2029	Media: Advertising, Printing & Publishing	337,010	244,042
RevHealth	Senior Secured Revolving Loan	S+	2.50%	6.15%	7/21/2028	Healthcare & Pharmaceuticals	333,904	282,534
Amplix	Senior Secured Revolving Credit Loan	S+	5.25%	8.90%	10/18/2029	Services: Business	329,670	329,670
Associated Springs	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.75%	8.40%	4/4/2030	Capital Equipment	325,758	—
Midwest Eye Services	Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.15%	8/20/2027	Healthcare & Pharmaceuticals	322,034	322,034
Kenco	Senior Secured DDTL	S+	4.25%	7.90%	11/15/2029	Transportation: Cargo	319,523	—
Eagle Fire	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	7/15/2032	Services: Business	314,949	—
Lindsay Precast	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	12/16/2032	Construction & Building	310,345	—
Lindsay Precast	Senior Secured Incremental Revolving Loan	S+	4.75%	8.40%	12/16/2032	Construction & Building	284,483	—
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	9.40%	1/2/2029	Chemicals, Plastics & Rubber	284,028	202,173
Specialized Dental	Senior Secured Sixth Amendment Incremental Delayed Draw Term Loan	S+	4.75%	8.40%	11/1/2028	Healthcare & Pharmaceuticals	280,374	—
A1 Garage Door	Senior Secured Revolving Loan	S+	4.50%	8.15%	12/22/2028	Construction & Building	275,482	275,482
Trystar	Senior Secured Revolving Credit Loan	S+	4.25%	7.90%	8/6/2031	Capital Equipment	272,724	272,724
CCG	Senior Secured Revolving Facility	S+	4.50%	8.15%	12/30/2032	Services: Business	270,758	—
Whitcraft	Senior Secured Revolving Loan	S+	5.00%	8.65%	9/30/2031	Aerospace & Defense	267,857	126,786
Options IT	Senior Secured Effective Date Delayed Draw Term Loan	S+	4.50%	8.15%	9/30/2031	High Tech Industries	256,410	—
Gallo Mechanical	Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	8/2/2032	Services: Business	253,934	—
Heartland	Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	12/12/2029	Services: Business	252,112	184,138
Aprio	Senior Secured Revolving Loan	S+	4.75%	8.40%	8/1/2031	Services: Business	249,682	169,784
Cerity Partners	Senior Secured Initial Revolving Loan	S+	4.50%	8.15%	7/28/2028	Banking, Finance, Insurance & Real Estate	240,860	286,738
Electric Power Engineers	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	12/15/2031	Construction & Building	238,095	—
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	5/18/2029	Beverage, Food & Tobacco	238,095	238,095
Vortex Companies	Senior Secured Revolving Loan	S+	5.00%	8.65%	9/4/2029	Services: Business	235,518	380,096
Plaskolite	Senior Secured Revolving Credit Loan	S+	7.00%	10.65%	2/7/2030	Capital Equipment	235,294	—
Voeller	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.40%	11/25/2032	Construction & Building	232,558	—

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	December 31, 2025	December 31, 2024
Kept Companies	Senior Secured DDTAL Loan	S+	5.25%	8.90%	4/30/2029	Services: Business	$229,903	$—
Industrial Services Group	Senior Secured Revolving Loan	S+	5.75%	9.40%	12/7/2028	Services: Business	228,571	74,286
Clearway	Senior Secured Tenth Amendment Delayed Draw Loan	S+	5.50%	9.15%	8/30/2030	Healthcare & Pharmaceuticals	226,837	—
Vessco	Senior Secured 2025 Incremental DDTL	S+	4.50%	8.15%	11/3/2032	Utilities: Water	225,623	—
Golden Source	Senior Secured Revolving Loan	S+	4.75%	8.40%	5/12/2028	Services: Business	215,962	169,014
EyeSouth Partners	Senior Secured Amendment No.2 Delayed Draw Term Loan (First Lien)	S+	5.50%	9.15%	10/5/2029	Healthcare & Pharmaceuticals	208,323	—
Denali Water Solutions	Senior Secured Revolving Loan	S+	5.50%	9.15%	1/29/2026	Environmental Industries	196,154	—
Gallo Mechanical	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	8/2/2032	Services: Business	195,334	—
Beta+	Senior Secured Revolving Credit Loan	S+	4.25%	7.90%	7/1/2027	Banking, Finance, Insurance & Real Estate	193,402	160,247
Brown & Root	Senior Secured Revolving Loan	S+	5.00%	8.65%	10/3/2030	Construction & Building	192,857	—
Embark	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	9/2/2032	Services: Business	192,000	—
80/20	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	12/13/2032	Capital Equipment	190,476	—
Voeller	Senior Secured Revolving Loan	S+	4.75%	8.40%	11/25/2032	Construction & Building	186,047	—
O6 Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	8/5/2032	Environmental Industries	185,476	—
Levata	Senior Secured Sixteenth Amendment Incremental Delayed Draw Term Loan	S+	5.00%	8.65%	12/21/2027	Services: Business	184,075	—
Secretariat	Senior Secured Delayed Draw Term Loan	S+	4.00%	7.65%	2/28/2032	Services: Business	180,723	—
EPIC Insurance	Senior Secured Refinancing Revolving Loan	S+	4.50%	8.15%	9/29/2028	Banking, Finance, Insurance & Real Estate	179,699	199,573
AI Fire & Safety	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	2/2/2032	Services: Business	174,632	—
Ascend	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	8/11/2031	Services: Business	171,821	68,729
Aurora Energy Research	Senior Secured Delayed Draw Term Facility Notes	S+	5.00%	8.65%	9/8/2032	Services: Business	166,667	—
VaxCare	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	6/17/2032	Healthcare & Pharmaceuticals	166,667	—
O6 Environmental	Senior Secured Revolving Loan	S+	4.75%	8.40%	8/5/2032	Environmental Industries	162,291	—
Clearway	Senior Secured Revolving Loan	S+	5.50%	9.15%	8/30/2030	Healthcare & Pharmaceuticals	161,933	—
MB2 Dental	Senior Secured Tranche 1 Delayed Draw Term Loan	S+	5.50%	9.15%	2/13/2031	Healthcare & Pharmaceuticals	160,428	—
Capital Consultants Management Corporation	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	11/3/2031	Services: Business	157,746	—
Aptive Environmental	Senior Secured Initial Revolving Loan	S+	4.75%	8.40%	10/15/2032	Services: Consumer	155,039	—
RailPros	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.90%	5/24/2032	Construction & Building	153,846	—
AGS Health	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	8/2/2032	Healthcare & Pharmaceuticals	151,520	—
Rover	Senior Secured Revolving Loan	S+	4.75%	8.40%	2/27/2031	Services: Consumer	150,000	150,000
Dun & Bradstreet	Senior Secured Revolving Credit Loan	S+	5.50%	9.15%	8/26/2032	Services: Business	150,000	—
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	9.40%	12/15/2028	Services: Business	147,727	147,727
Shrieve	Senior Secured Revolving Credit Loan	S+	6.00%	9.65%	10/30/2030	Chemicals, Plastics & Rubber	147,694	219,348
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	9.40%	3/31/2028	Capital Equipment	147,692	147,692
Lexitas	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	4/15/2031	Services: Business	144,947	—
Inhabit	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	1/12/2032	High Tech Industries	138,889	—
Eagle Fire	Senior Secured Initial Revolving Loan	S+	4.50%	8.15%	7/15/2032	Services: Business	134,615	—
Insight Global	Senior Secured 2024 Refinancing Revolving Loan	S+	5.00%	8.65%	9/22/2028	Services: Business	134,178	134,178
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	8.40%	4/21/2028	Healthcare & Pharmaceuticals	131,650	106,397
Americhem	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	3/1/2032	Chemicals, Plastics & Rubber	128,571	—
80/20	Senior Secured Revolving Loan	S+	4.50%	8.15%	12/13/2032	Capital Equipment	126,984	—
Steward Partners	Senior Secured Revolving Loan	S+	4.75%	8.40%	10/14/2028	Banking, Finance, Insurance & Real Estate	125,000	69,444
SupplyHouse	Senior Secured Revolving Credit Loan	S+	4.00%	7.65%	7/1/2032	Capital Equipment	125,000	—
Cirtec Medical	Senior Secured Revolving Credit (First Lien)	S+	5.00%	8.65%	10/31/2028	Healthcare & Pharmaceuticals	116,667	138,889
Apex Service Partners	Senior Secured Second Amendment Incremental DDTL Loan	S+	5.00%	8.65%	10/24/2030	Services: Consumer	116,393	—
APT Healthcare	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	9/30/2031	Healthcare & Pharmaceuticals	111,111	—
APT Healthcare	Senior Secured Initial Revolving Credit Loan	S+	5.00%	8.65%	9/30/2031	Healthcare & Pharmaceuticals	111,111	—
Micro Merchant Systems	Senior Secured Revolving Loan	S+	4.50%	8.15%	12/14/2027	Healthcare & Pharmaceuticals	111,111	111,111
Apex Service Partners	Senior Secured 2024 Revolving Credit Loan	S+	5.00%	8.65%	10/24/2029	Services: Consumer	107,800	73,701
VC3	Senior Secured RC	S+	5.10%	8.75%	3/12/2029	Services: Business	107,692	—
PlayPower	Senior Secured Revolving Loan	S+	5.25%	8.90%	10/29/2030	Construction & Building	106,092	—
Precision Concepts	Senior Secured Revolving Credit Loan	S+	4.75%	8.40%	8/2/2032	Containers, Packaging & Glass	105,004	—
Augusta Sportswear	Senior Secured Revolving Credit Loan	S+	7.00%	10.65%	11/21/2028	Consumer Goods: Non-Durable	103,887	278,270

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	December 31, 2025	December 31, 2024
insightsoftware	Senior Secured Seventh Supplemental DDTL	S+	5.25%	8.90%	5/25/2028	High Tech Industries	$103,333	$—
USALCO	Senior Secured 2025 Delayed Draw Term Loan	S+	3.50%	7.15%	9/30/2031	Chemicals, Plastics & Rubber	103,030	—
Alliance Environmental Group	Senior Secured Revolving Loan	S+	2.50%	6.15%	12/30/2028	Environmental Industries	102,649	—
Tronair	Senior Secured Revolving Loan	S+	3.75%	7.40%	12/22/2032	Aerospace & Defense	100,000	—
Leaf Home	Senior Secured Revolving Credit Loan	S+	5.25%	8.90%	9/4/2031	Construction & Building	99,000	—
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	9.65%	7/29/2028	Capital Equipment	98,809	220,000
Electric Power Engineers	Senior Secured Revolving Loan	S+	4.50%	8.15%	12/15/2031	Construction & Building	96,774	96,774
Associated Springs	Senior Secured Revolving Loan	S+	4.75%	8.40%	4/4/2030	Capital Equipment	94,406	94,406
FMG Suite	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	9/9/2032	Services: Consumer	94,340	—
Americhem	Senior Secured Revolving Loan	S+	4.50%	8.15%	3/1/2032	Chemicals, Plastics & Rubber	90,909	—
AI Fire & Safety	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	2/2/2032	Services: Business	89,820	—
Frazier & Deeter	Senior Secured Revolving Loan	S+	4.50%	8.15%	5/2/2031	Banking, Finance, Insurance & Real Estate	88,235	—
Inhabit	Senior Secured Revolving Credit Loan	S+	4.50%	8.15%	1/12/2032	High Tech Industries	87,715	—
Frazier & Deeter	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	5/3/2032	Banking, Finance, Insurance & Real Estate	86,765	—
Pegasus	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.75%	8.40%	1/19/2031	Capital Equipment	85,789	—
Nvision	Senior Secured Revolving Loan	S+	5.50%	9.15%	12/31/2028	Healthcare & Pharmaceuticals	85,071	146,674
R. F. Fager	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.65%	3/4/2030	Services: Consumer	83,515	—
AGS Health	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.15%	8/2/2032	Healthcare & Pharmaceuticals	83,340	—
Avalon	Senior Secured Revolving Credit	S+	4.50%	8.15%	12/31/2031	Healthcare & Pharmaceuticals	83,333	—
insightsoftware	Senior Secured Revolving Loan	S+	5.25%	8.90%	5/25/2028	High Tech Industries	82,451	130,952
Industrial Electric Manufacturing	Senior Secured Amendment No. 1 DDTL Facility	S+	4.50%	8.15%	12/3/2031	Capital Equipment	81,226	—
RailPros	Senior Secured Revolving Loan	S+	4.25%	7.90%	5/24/2032	Construction & Building	80,666	—
Aptive Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	10/15/2032	Services: Consumer	77,519	—
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	9.40%	4/9/2029	Services: Business	76,923	59,829
AIA Contract	Senior Secured Revolving Loan	S+	4.75%	8.40%	7/2/2031	Services: Business	75,758	—
Carlisle Foodservice	Senior Secured Revolving Loan	S+	5.00%	8.65%	10/2/2029	Wholesale	75,204	161,152
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	9.90%	3/30/2029	Services: Business	71,048	37,300
Blue Cloud 2025	Senior Secured Revolving Loan	S+	5.00%	8.65%	1/21/2031	Healthcare & Pharmaceuticals	68,182	—
Radwell	Senior Secured Revolving Loan	S+	5.50%	9.15%	4/1/2029	Capital Equipment	66,665	63,999
Alliance Environmental Group	Senior Secured Priority Revolving Loan	S+	2.50%	6.15%	12/30/2028	Environmental Industries	66,225	—
Options IT	Senior Secured Revolving Loan	S+	4.50%	8.15%	3/31/2031	High Tech Industries	65,225	78,628
Lexitas	Senior Secured Revolving Credit Loan	S+	5.00%	8.65%	4/15/2031	Services: Business	57,274	—
FMG Suite	Senior Secured Revolving Loan	S+	4.75%	8.40%	9/9/2032	Services: Consumer	56,604	—
Argano	Senior Secured Revolving Credit Loan	S+	5.50%	9.15%	9/13/2029	Services: Business	55,647	55,647
Aurora Energy Research	Senior Secured Original Revolving Facility Notes	S+	5.00%	8.65%	9/8/2032	Services: Business	55,556	—
MB2 Dental	Senior Secured Revolving Loan	S+	5.50%	9.15%	2/13/2031	Healthcare & Pharmaceuticals	54,813	66,845
Encore	Senior Secured Revolving Loan	S+	5.00%	8.65%	12/5/2029	Hotels, Gaming & Leisure	54,709	54,709
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.15%	8/2/2032	Healthcare & Pharmaceuticals	53,040	—
Keter Environmental Services	Senior Secured Revolving Loan	S+	4.25%	7.90%	10/29/2027	Environmental Industries	49,096	58,140
R. F. Fager	Senior Secured Revolving Loan	S+	5.00%	8.65%	3/4/2030	Services: Consumer	49,033	—
S&P Engineering Solutions	Senior Secured 2024 Converted Revolving Credit Loan	S+	5.00%	8.65%	5/2/2029	Services: Business	49,020	49,020
Trace3	Senior Secured Delayed Draw Term B Loan	S+	4.00%	7.65%	10/29/2032	Services: Business	47,619	—
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	9.90%	7/19/2028	Containers, Packaging & Glass	47,414	107,759
Specialized Dental	Senior Secured Fifth Amendment Revolver	S+	4.75%	8.40%	11/1/2027	Healthcare & Pharmaceuticals	46,729	—
Vessco	Senior Secured Revolving Loan	S+	4.50%	8.15%	11/3/2032	Utilities: Water	42,308	—
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.75%	9.40%	12/19/2030	Capital Equipment	40,329	—
Nvision	Senior Secured First Amendment Delayed Draw Term Loan	S+	5.50%	9.15%	12/31/2028	Healthcare & Pharmaceuticals	34,665	—
LightBox	Senior Secured Revolving Loan	S+	5.25%	8.90%	1/13/2030	High Tech Industries	32,960	—
Vensure	Senior Secured Initial Delayed Draw Term Loan	S+	5.00%	8.65%	9/27/2031	Services: Business	31,253	—
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.15%	8/2/2032	Healthcare & Pharmaceuticals	30,300	—
Ascend	Senior Secured Closing Date Delayed Draw Term Loan	S+	4.50%	8.15%	8/11/2031	Services: Business	25,773	—
Mitratech	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.40%	12/2/2031	Services: Business	22,936	—

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	December 31, 2025	December 31, 2024
Ohio Transmission	Senior Secured Initial Revolving Loan	S+	5.75%	9.40%	12/19/2029	Capital Equipment	20,800	52,000
Mitratech	Senior Secured Revolving Loan	S+	4.75%	8.40%	12/2/2031	Services: Business	18,349	—
United Comfort Group (fka United Air Temp)	Senior Secured Revolving Loan	S+	5.50%	9.15%	3/28/2030	Services: Consumer	14,756	147,559
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	8.90%	12/17/2027	Transportation: Cargo	1,111	44,444
EyeSouth Partners	Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.15%	10/5/2029	Healthcare & Pharmaceuticals	—	2,474,573
Paradigm Oral Health	Senior Secured Initial Term Loan	S+	4.75%	8.40%	11/16/2028	Healthcare & Pharmaceuticals	—	2,022,857
Midwest Eye Services	Senior Secured Initial Term Loan	S+	4.50%	8.15%	8/20/2027	Healthcare & Pharmaceuticals	—	2,000,000
Prime Pensions	Unitranche Initial Term Loan	S+	4.75%	8.40%	2/26/2030	Banking, Finance, Insurance & Real Estate	—	1,668,571
Miller Environmental	Senior Secured Initial Term Loan	S+	5.00%	8.65%	9/10/2031	Environmental Industries	—	1,184,211
United Comfort Group (fka United Air Temp)	Unitranche Initial Term Loan	S+	5.50%	9.15%	3/28/2030	Services: Consumer	—	1,053,994
U.S. Foot and Ankle Specialists	Senior Secured Term Loan	S+	5.75%	9.40%	9/15/2026	Healthcare & Pharmaceuticals	—	976,875
Legacy Service Partners	Unitranche Closing Date Term Loan	S+	4.50%	8.15%	11/10/2031	Services: Consumer	—	951,200
Sequel Ortho (fka OrthoNebraska)	Unitranche Initial Term Loan	S+	5.00%	8.65%	7/31/2028	Healthcare & Pharmaceuticals	—	914,913
Ascend	Senior Secured Initial Term Loan	S+	4.50%	8.15%	8/11/2031	Services: Business	—	859,107
Nvision	Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.15%	12/31/2028	Healthcare & Pharmaceuticals	—	817,121
Steward Partners	Senior Secured Closing Date Term B Loan	S+	4.75%	8.40%	10/14/2028	Banking, Finance, Insurance & Real Estate	—	798,667
Kenco	Senior Secured Initial Term Loan	S+	4.25%	7.90%	11/15/2029	Transportation: Cargo	—	764,701
Rover	Senior Secured Initial Term Loan	S+	4.75%	8.40%	2/27/2031	Services: Consumer	—	750,000
Cook & Boardman	Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	9.65%	3/4/2030	Construction & Building	—	736,364
Trystar	Senior Secured Initial Term Loan	S+	4.25%	7.90%	8/6/2031	Capital Equipment	—	537,382
Amplix	Unitranche First Amendment Term Loan	S+	5.25%	8.90%	10/18/2029	Services: Business	—	491,453
EPIC Insurance	Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.15%	9/29/2028	Banking, Finance, Insurance & Real Estate	—	436,057
GME Supply	Unitranche Initial Term Loan	S+	6.25%	9.90%	7/6/2029	Wholesale	—	420,682
Kept Companies	Senior Secured Term Loan	S+	5.25%	8.90%	4/30/2029	Services: Business	—	416,333
GME Supply	Senior Secured Revolving Loan	S+	6.25%	9.90%	7/6/2029	Wholesale	—	414,920
PlayPower	Senior Secured Revolving Loan	S+	5.25%	8.90%	8/28/2030	Construction & Building	—	384,547
Associated Springs	Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.75%	8.40%	4/4/2030	Capital Equipment	—	378,788
Apex Service Partners	Unitranche 2024 Term Loan	S+	5.00%	8.65%	10/24/2030	Services: Consumer	—	355,292
Vensure	Senior Secured Initial Term Loan	S+	5.00%	8.65%	9/27/2031	Services: Business	—	343,882
Argano	Senior Secured Initial Term Loan	S+	5.50%	9.15%	9/13/2029	Services: Business	—	327,273
MB2 Dental	Unitranche Initial Term Loan	S+	5.50%	9.15%	2/13/2031	Healthcare & Pharmaceuticals	—	266,043
Options IT	Senior Secured Initial Term Loan	S+	4.50%	8.15%	9/30/2031	High Tech Industries	—	256,410
Electric Power Engineers	Senior Secured Term Loan	S+	4.50%	8.15%	12/15/2031	Construction & Building	—	238,095
Aprio	Senior Secured Initial Term Loan	S+	4.75%	8.40%	8/1/2031	Services: Business	—	234,128
Shaw	Senior Secured Closing Date Term Loan (First Lien)	S+	6.00%	9.65%	10/30/2029	Capital Equipment	—	212,766
Liberty Group	Unitranche Initial Term Loan	S+	5.75%	9.40%	6/15/2028	Services: Business	—	204,545
Solis Mammography	Senior Secured 2024 Incremental Term Loan (First Lien)	S+	4.50%	8.15%	4/17/2028	Healthcare & Pharmaceuticals	—	200,000
A1 Garage Door	Unitranche Term Loan A	S+	4.50%	8.15%	12/22/2028	Construction & Building	—	166,970
AmSpec	Senior Secured Revolving Loan	S+	5.50%	9.15%	12/5/2029	Energy: Oil & Gas	—	145,363
Industrial Physics	Senior Secured Initial Term Loan	S+	6.25%	9.90%	7/19/2029	Containers, Packaging & Glass	—	142,857
Ned Stevens 2022-2	Senior Secured 2023 Incremental Delayed Draw Term Loan	S+	5.00%	8.65%	11/1/2029	Services: Consumer	—	135,303
insightsoftware	Unitranche Initial Term Loan	S+	5.25%	8.90%	5/25/2028	High Tech Industries	—	128,333
Heartland	Senior Secured Initial Term Loan	S+	4.75%	8.40%	12/12/2029	Services: Business	—	126,346
Cherry Bekaert	Unitranche Term B Loan	S+	4.50%	8.15%	6/28/2030	Banking, Finance, Insurance & Real Estate	—	106,110
USALCO	Senior Secured 2025 Initial Term Loan	S+	3.50%	7.15%	9/30/2031	Chemicals, Plastics & Rubber	—	103,030
Health Management Associates	Senior Secured Term Loan A	S+	6.25%	9.90%	3/30/2029	Services: Business	—	88,810
Pegasus	Senior Secured Initial Term Loan	S+	4.75%	8.40%	1/19/2031	Capital Equipment	—	85,789
Applied Adhesives	Senior Secured Revolving Loan	S+	4.50%	8.15%	3/12/2027	Containers, Packaging & Glass	—	71,111
Ohio Transmission	Unitranche Initial Term Loan	S+	5.75%	9.40%	12/19/2030	Capital Equipment	—	63,487
Carlisle Foodservice	Senior Secured Initial Term Loan	S+	5.00%	8.65%	10/2/2030	Wholesale	—	52,551
Terra Millennium	Senior Secured Initial Term Loan	S+	4.75%	8.40%	11/1/2030	Construction & Building	—	45,455
Nvision	Senior Secured 2024 Initial Term Loan	S+	5.50%	9.15%	12/31/2028	Healthcare & Pharmaceuticals	—	34,665
Radwell	Unitranche Initial Term Loan	S+	5.50%	9.15%	4/1/2029	Capital Equipment	—	33,333
Aptean	Unitranche Initial Term Loan	S+	4.75%	8.40%	1/30/2031	High Tech Industries	—	25,301
BlueHalo	Senior Secured Revolving Loan	S+	6.00%	9.65%	10/31/2025	Aerospace & Defense	—	11,679
							$35,365,597	$37,896,006

Unfunded commitments represent all amounts unfunded as of December 31, 2025 and 2024. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Per Share Data:
Net asset value, beginning of period	$9.07	$9.19	$9.24	$9.36	$9.31
Net investment income(a)	0.72	0.78	0.81	0.53	0.39
Net realized (loss) gain on investments and change in unrealized (depreciation) appreciation on investments(a)(b)	(0.17)	(0.10)	(0.04)	(0.11)	0.06
Net increase in net assets resulting from operations	$0.55	$0.68	$0.77	$0.42	$0.45
Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.72)	(0.78)	(0.82)	(0.53)	(0.39)
Distributions to stockholders from return of capital(a)	(0.00)	(0.02)	—	(0.01)	(0.01)
Net asset value at end of period	$8.90	$9.07	$9.19	$9.24	$9.36
Total return(c)	6.20%	7.47%	8.37%	4.45%	4.84%
Shares of common stock outstanding at end of period	47,020,468	47,020,454	44,518,989	46,376,461	39,961,408
Statement of Assets and Liabilities Data:
Net assets at end of period	$418,555,348	$426,642,405	$409,084,278	$428,477,678	$373,947,334
Average net assets(d)	423,077,808	414,585,740	412,355,887	419,846,471	372,049,959
Ratio/Supplemental Data:
Ratio of gross expenses before incentive fees to average net assets (e)	1.39%	1.41%	1.47%	1.60%	1.38%
Ratio of gross expenses after incentive fees to average net assets (e)	2.64%	2.80%	2.87%	2.39%	1.61%
Ratio of net expenses to average net assets (f)	1.40%	1.57%	1.63%	1.39%	1.05%
Ratio of net investment income to average net assets	7.96%	8.73%	8.79%	5.67%	4.18%
Portfolio turnover	22.55%	5.14%	11.13%	4.94%	4.15%

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
(f)
Ratio of net expenses to average net assets is computed using total expenses net of waivers from the Adviser and Administrator.

Note 11. Selected Quarterly Financial Data (Unaudited)

	Quarter Ended December 31, 2025	Quarter Ended December 31, 2024	Quarter Ended December 31, 2023
Statement of Operations Data:
Income
Total investment income	$9,880,152	$10,640,418	$11,187,494
Expenses
Net expense	1,372,780	1,603,165	1,627,811
Net investment income	8,507,372	9,037,252	9,559,683
Net realized loss on investments	(62,212)	(513,337)	(5,348,771)
Net change in unrealized (depreciation) appreciation on investments	(2,383,379)	(144,418)	4,461,831
Net increase in net assets resulting from operations	$6,061,781	$8,379,497	$8,672,743

Per Share Data:
Net investment income per common share - basic and diluted(a)	$0.21	$0.23	$0.25
Net increase in net assets resulting from operations per common share - basic and diluted(a)	0.13	0.18	0.19
Distributions declared per common share	0.18	0.21	0.42

Statement of Assets and Liabilities Data:
Total assets	$422,871,621	$433,157,788	$413,464,757
Total liabilities	4,316,273	6,515,383	4,380,479
Net assets	418,555,348	426,642,405	409,084,278
Net asset value per common share	8.90	9.07	9.19
Common shares outstanding	47,020,468	47,020,454	44,518,989
Weighted common shares outstanding - basic and diluted	47,020,465	46,205,335	44,518,983

Other Data:
Number of portfolio investments	330	289	246
Average investment amount(b)	$1,273,903	$1,442,816	$1,587,282
Percentage of investments at floating rates(b)	100.00%	100.00%	99.59%

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

Note 14. Subsequent Events

The Company has evaluated subsequent events through March 20, 2026, the date of which the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded there are no material items that warrant disclosure. Subsequent to December 31, 2025 through March 20, 2026, the Company invested $11,911,101 at cost in 84 different portfolio companies.

On December 18, 2025, the Company delivered a drawdown notice to one if its investors relating to the sale of 1,685,393 shares of Common Stock, for an aggregate offering price of $15.0 million. The sale closed on January 2, 2026.

On January 13, 2026, the Company issued a Tender Offer to repurchase $15.0 million worth of Common Stock. The Offer was accepted on February 10, 2026.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this annual report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Audax Credit BDC Inc. (“we” and “our”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.

ITEM 9B. OTHER INFORMATION

None of the officers or directors of the Company have adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement applicable to them (if any) or the Company.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

N/A

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “ Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G (3) to Form 10-K. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed or incorporated by reference as part of this annual report:

1. Financial Statements – refer to “Item 8. Financial Statements and Supplementary Data” starting on page 66.

2. No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this annual report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File no. 000-55426), filed on April 17, 2015).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File no. 814-01154), filed on May 13, 2025).

4.1	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 17, 2020).

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

10.13

Amendment to the Management Fee Waiver Agreement, dated as of January 1, 2025, by and between the Company and the Adviser (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File no. 814-01154), filed on March 24, 2025).

10.14*	Subscription Agreement, dated as of December 16, 2025, by and between the Company and Mercer Audax Credit Feeder Fund L.P.

14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File no. 000-55426), filed on June 5, 2015).

14.2	Code of Ethics (Incorporated by reference to Exhibit 99.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form 10 (File No. 000-55426), filed on June 5, 2015).

19.1

Insider Trading, Material Non-Public Information and Market Manipulation Policy (Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File no. 814-01154), filed on March 24, 2025).

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

Audax Credit BDC Inc.

Date: March 20, 2026	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer
Date: March 20, 2026	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2026	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chairman of the Board of Directors, President, and Chief Executive Officer (principal executive officer)

Date: March 20, 2026	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: March 20, 2026	By:	/s/ Kevin P. Magid
Kevin P. Magid
Director

Date: March 20, 2026	By:	/s/ Patrick H. Dowling
Patrick H. Dowling
Director

Date: March 20, 2026	By:	/s/ David G. Moyer
David G. Moyer
Director

Date: March 20, 2026	By:	/s/ Joseph F. Nemia
Joseph F. Nemia
Director