Form 10-Q
period 2026-03-31
Audax Credit BDC Inc.
filed 2026-05-12
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had 47,020,471 shares of common stock, par value $0.001 per share, outstanding as of May 12, 2026.

1

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Consolidated Statements of Assets and Liabilities

March 31, 2026 and December 31, 2025

(Expressed in U.S. Dollars)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $421,382,402 and $420,392,905, respectively)	$402,522,665	$407,509,401
Cash and cash equivalents	11,727,871	12,817,052
Interest receivable	2,404,816	2,414,958
Receivable from investments sold	—	80,570
Receivable from bank loan repayment	55,606	49,640
Total Assets	$416,710,958	$422,871,621
Liabilities
Payable for investments purchased	$2,086,250	$2,600,667
Fees due to investment advisor, net of waivers(a)	1,079,609	987,597
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	678,756	661,759
Total Liabilities	$3,910,865	$4,316,273
Commitments and contingencies(b)
Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 47,020,471 and 47,020,468 shares issued and outstanding, respectively	$47,020	$47,020
Capital in excess of par value	442,003,537	442,003,508
Total distributable loss	(29,250,464)	(23,495,180)
Total Net Assets	$412,800,093	$418,555,348
Net Asset Value per Share of Common Stock at End of Period	$8.78	$8.90
Shares Outstanding	47,020,471	47,020,468

(a)
Refer to Note 4-Related Party Transactions for additional information.
(b)
Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Investment Income
Non-Control/Non-Affiliate
Interest income	$9,212,748	$9,916,756
Interest on cash	7,056	59,392
Total interest income	9,219,804	9,976,148
Non-Control/Non-Affiliate
Fee income	20,143	25,990
Total income	9,239,947	10,002,138
Expenses
Base management fee(a)	$1,057,008	$1,082,732
Incentive fee(a)	1,226,520	1,337,809
Professional fees	178,416	136,886
Directors' fees	46,436	72,750
Administrative fee(a)	66,250	66,250
Other expenses	85,700	104,461
Expenses before waivers from investment adviser and administrator	2,660,330	2,800,888
Base management fee waivers(a)	(369,953)	(378,956)
Incentive fee waivers(a)	(833,966)	(872,650)
Total expenses, net of waivers	1,456,411	1,549,282
Net Investment Income	7,783,536	8,452,856
Realized and Unrealized Gain (Loss) on Non-Control/Non-Affiliate Investments
Net realized (loss) gain on investments	(39,312)	133,380
Net change in unrealized depreciation on investments	(5,976,233)	(2,652,187)
Net realized and unrealized loss on investments	(6,015,545)	(2,518,807)
Net Increase in Net Assets Resulting from Operations	$1,767,991	$5,934,049
Basic and Diluted per Share of Common Stock:
Net investment income	$0.16	$0.18
Net increase in net assets resulting from operations	$0.04	$0.13
Weighted average shares of common stock outstanding basic and diluted	47,750,805	47,020,454

(a)
Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operations
Net investment income	$7,783,536	$8,452,856
Net realized (loss) gain on investments	(39,312)	133,380
Net change in unrealized depreciation on investments	(5,976,233)	(2,652,187)
Net increase in net assets resulting from operations	1,767,991	5,934,049
Distributions:
Distributions of ordinary income to common stockholders (a)	(7,523,275)	(8,452,856)
Return of capital to common stockholders (a)	-	(10,826)
Total distributions	(7,523,275)	(8,463,682)
Capital Share Transactions:
Issuance of common stock	15,000,000	—
Repurchases of common stock (a)	(15,000,000)	—
Reinvestment of common stock	29	30
Net increase in net assets from capital share transactions	29	30
Net (Decrease) Increase in Net Assets	(5,755,255)	(2,529,603)
Net Assets, Beginning of Period	418,555,348	426,642,405
Net Assets, End of Period	$412,800,093	$424,112,802

(a)
Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,767,991	$5,934,049
Adjustments to reconcile net increase in net assets from
operations to net cash provided by operating activities:
Net realized loss (gain) on investments	39,312	(133,380)
Net change in unrealized depreciation on investments	5,976,233	2,652,187
Accretion of original issue discount interest and payment-in-kind interest	(530,290)	(541,463)
Decrease in interest receivable	10,142	18,910
Increase in other assets	—	(238,554)
Increase (decrease) in accrued expenses and other liabilities	16,997	(48,927)
Increase (decrease) in fees due to investment advisor(a)	92,012	(27,513)
Investments purchased	(14,972,349)	(26,913,160)
Proceeds from investments sold	2,435,939	2,775,026
Repayment of bank loans	11,598,078	20,623,789
Net cash provided by operating activities	6,434,065	4,100,964
Cash flows from financing activities:
Distributions paid to common stockholders	(7,523,246)	(8,463,652)
Net cash used in financing activities	(7,523,246)	(8,463,652)
Net decrease in cash and cash equivalents	(1,089,181)	(4,362,688)
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	12,817,052	19,737,091
Cash and cash equivalents, end of period	$11,727,871	$15,374,403
Supplemental non-cash information
Issuance of shares of common stock	15,000,000	—
Repurchases of shares of common stock	(15,000,000)	—
Issuance of common shares in connection with dividend reinvestment plan	29	30
Payment-in-kind ("PIK") interest income	$272,466	$310,135

(a)
Refer to Note 4-Related Party Transactions for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc.
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i):
Services: Business
Vortex Companies	(j)	Unitranche Initial Term Loan	S+	5.00%	8.68%	9/1/2023	9/4/2029	$4,989,406	$4,935,088	$4,989,398
Amplix	(j)	Unitranche First Amendment Term Loan	S+	4.50%	8.18%	10/19/2023	10/18/2029	4,326,032	4,244,133	4,326,032
InnovateMR	(j)	Senior Secured Initial Term Loan	S+	6.00%	9.68%	12/16/2021	1/20/2028	4,066,791	4,042,029	4,066,791
Industrial Services Group	(j)	Unitranche Initial Term Loan	S+	5.75%	9.43%	12/7/2022	12/7/2028	4,063,562	4,005,629	4,063,562
LegalShield	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.25%	6.93%	12/7/2021	12/15/2028	4,321,451	4,302,762	3,762,752
CoAdvantage		Senior Secured 2023 1L Refinancing Term Loan (First Lien)	S+	5.50%	9.18%	8/2/2023	8/2/2029	3,753,759	3,753,759	3,725,605
Kept Companies		Senior Secured Term Loan	S+	5.25%	8.93%	4/30/2024	4/30/2029	3,427,138	3,391,169	3,401,435
GoldenSource	(j)	Unitranche Initial Term Loan	S+	5.00%	8.68%	3/25/2022	5/12/2028	3,325,858	3,277,610	3,325,858
Eliassen		Unitranche Initial Term Loan	S+	5.75%	9.43%	3/31/2022	4/14/2028	3,371,574	3,348,206	3,295,714
Discovery Education		Unitranche Initial Term Loan (First Lien)	S+	2.88%, 5.72% PIK	12.27%	3/25/2022	4/9/2029	3,978,448	3,945,233	2,983,836
CoolSys		Senior Secured Closing Date Initial Term Loan	S+	6.00%	9.68%	8/4/2021	2/11/2030	2,984,837	2,972,831	2,887,830
The Facilities Group		Unitranche Initial Term Loan	S+	5.75%	9.43%	12/10/2021	11/30/2028	2,896,298	2,883,847	2,867,335
Argano		Senior Secured Initial Term Loan	S+	5.50%	9.18%	9/13/2024	9/13/2029	2,798,132	2,753,275	2,766,653
Paradigm Outcomes	(k)	Senior Secured 2025 Replacement Term Loan	S+	3.00%	6.68%	4/2/2024	5/6/2031	1,968,894	1,961,657	1,971,670
Vensure		Senior Secured Initial Term Loan	S+	5.00%	8.68%	9/23/2024	9/27/2031	1,976,680	1,956,680	1,961,855
Epiq	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	4.00%	7.68%	7/17/2024	4/26/2029	2,250,934	2,185,350	1,948,937
Liberty Group	(j)	Unitranche Initial Term Loan	S+	5.75%	9.43%	6/6/2022	6/15/2028	1,881,591	1,864,629	1,875,848
VC3	(j)	Senior Secured Delayed TL	S+	5.00%	8.68%	9/16/2022	3/12/2027	1,866,949	1,850,659	1,866,949
InnovateMR	(j)	Senior Secured First Amendment Term Loan	S+	6.50%	10.18%	12/23/2022	1/20/2028	1,824,833	1,801,078	1,824,833
Mediaocean	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.18%	12/9/2021	12/15/2028	1,920,000	1,911,731	1,813,200
CCG		Unitranche Initial Term Loan	S+	4.50%	8.18%	12/30/2025	12/30/2032	1,729,242	1,712,326	1,716,273
Dun & Bradstreet		Unitranche Initial Term Loan	S+	5.50%	9.18%	6/30/2025	8/26/2032	1,496,250	1,482,695	1,488,769
Secretariat		Senior Secured Initial Term Loan	S+	4.00%	7.68%	2/24/2025	2/28/2032	1,485,000	1,478,243	1,470,150
Insight Global		Unitranche 2024 Refinancing Term Loan	S+	5.00%	8.68%	9/22/2021	9/22/2028	1,436,810	1,424,269	1,433,218
Heartland		Senior Secured Initial Term Loan	S+	4.75%	8.43%	12/1/2023	12/12/2029	1,422,275	1,402,016	1,408,052
Aprio		Senior Secured Initial Term Loan	S+	4.75%	8.43%	8/1/2024	8/1/2031	1,417,530	1,402,740	1,403,355
Gallo Mechanical		Senior Secured Initial Term Loan	S+	4.75%	8.43%	6/19/2025	8/2/2032	1,363,918	1,343,332	1,360,508
Ascend		Senior Secured Initial Term Loan	S+	4.50%	8.18%	10/22/2024	8/11/2031	1,349,085	1,343,110	1,335,594
Addison Group	(k)	Senior Secured Initial Term Loan	S+	4.25%	7.93%	1/19/2022	12/29/2028	1,315,714	1,314,238	1,194,655
Health Management Associates		Senior Secured Term Loan A	S+	6.25%	9.93%	3/31/2023	3/30/2029	1,098,193	1,078,843	1,085,838
Embark	(j)	Senior Secured Term B Loan	S+	4.50%	8.18%	8/27/2025	9/2/2032	995,000	981,895	987,538
Barton Associates		Unitranche Initial Term Loan	S+	6.50%	10.18%	11/18/2024	7/26/2028	984,694	977,780	973,616
Colibri		Senior Secured First Amendment Incremental Term Loan	S+	5.00%	8.68%	11/9/2023	3/12/2029	977,500	962,498	972,613
Aprio		Senior Secured 2025 Incremental Term Loan	S+	4.75%	8.43%	4/18/2025	8/1/2031	909,911	901,463	900,812
Levata		Senior Secured Sixteenth Amendment Incremental Effective Date Term Loan	S+	5.00%	8.68%	8/19/2025	12/21/2027	809,806	802,593	805,757
AI Fire & Safety		Unitranche Initial Term Loan	S+	2.25%, 2.75% PIK	8.68%	12/20/2024	2/2/2032	673,799	670,647	670,430
Beacon Communications	(k)	Senior Secured Term Loan	S+	4.75%	8.43%	3/31/2026	4/2/2032	611,111	605,000	605,000
Eagle Fire		Senior Secured Initial Term Loan	S+	4.50%	8.18%	6/4/2025	7/15/2032	568,242	561,785	563,980
Lexitas		Unitranche Initial Term Loan	S+	5.00%	8.68%	4/15/2025	4/15/2031	517,599	512,361	512,423
InvestCloud APL		Senior Secured Initial Term Loan	S+	4.00%	7.68%	1/16/2026	1/14/2033	500,000	495,000	496,250
Geosyntec	(k)	Senior Secured 2025 Incremental Term Loan	S+	3.00%	6.68%	7/24/2024	7/31/2031	495,013	493,016	494,706
Inmar		Senior Secured Amendment No. 4 Refinancing Term Loan (First Lien)	S+	4.50%	8.18%	10/25/2024	10/30/2031	492,525	490,268	487,600
S&P Engineering Solutions		Senior Secured 2024 Converted Term Loan	S+	5.00%	8.68%	3/31/2023	5/2/2030	487,500	478,099	487,500
System One		Senior Secured 2025 Refinancing Term Loan	S+	3.50%	7.18%	1/28/2021	3/2/2028	476,400	475,665	471,636
Mitratech		Unitranche Closing Date Initial Term Loan	S+	4.75%	8.43%	12/1/2025	12/2/2031	458,716	456,451	456,422
Perficient		Senior Secured Closing Date Term Loan	S+	3.50%	7.18%	8/2/2024	10/2/2031	450,890	448,962	442,999
Trace3	(k)	Unitranche Closing Date Term B Loan	S+	4.00%	7.68%	10/8/2025	10/29/2032	452,381	448,004	441,863
trustaff		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	7.93%	12/9/2021	3/6/2028	954,774	953,928	429,648
HireRight	(k)	Senior Secured 2025 Replacement Term Loan (First Lien)	S+	3.25%	6.93%	3/25/2024	9/27/2030	491,263	486,736	424,082
AIA Contract	(j)	Senior Secured Term Loan	S+	4.75%	8.43%	6/30/2025	7/2/2031	422,121	416,475	422,121

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Industrial Services Group	(j)	Senior Secured Revolving Loan	S+	5.75%	9.43%	12/7/2022	12/7/2028	$380,952	$363,810	$380,952
Aurora Energy Research	(l)	Unitranche Facility B Notes	S+	5.00%	8.68%	9/4/2025	9/8/2032	379,916	375,196	377,066
Capital Consultants Management	(j)	Unitranche Closing Date Term Loan	S+	4.75%	8.43%	7/29/2025	11/1/2031	339,736	335,797	339,736
OSG Billing Services		Senior Secured Last-Out Term Loan	S+	6.25%	9.93%	11/30/2023	11/30/2028	312,562	312,562	309,436
GoldenSource	(j)	Senior Secured Revolving Loan	S+	5.00%	8.68%	3/25/2022	5/12/2028	253,521	244,131	253,521
OSG Billing Services		Senior Secured First-Out Term Loan	S+	8.00%	11.68%	11/30/2023	5/30/2028	219,341	209,666	217,696
Vortex Companies	(j)	Senior Secured Revolving Loan	S+	5.00%	8.68%	9/1/2023	9/4/2029	186,169	151,653	186,169
Aprio		Senior Secured Revolving Loan	S+	4.75%	8.43%	8/1/2024	8/1/2031	83,227	82,728	82,395
Liberty Group	(j)	Senior Secured Revolving Loan	S+	5.75%	9.43%	6/6/2022	12/15/2028	79,545	75,000	79,303
Discovery Education		Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%, 1.84% PIK	11.27%	3/25/2022	4/9/2029	102,564	98,526	76,923
Ascend		Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	10/22/2024	8/11/2031	68,729	67,869	68,041
VC3	(j)	Senior Secured RC	S+	5.00%	8.68%	7/21/2022	3/12/2027	46,154	43,462	46,154
Gallo Mechanical		Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	6/19/2025	8/2/2032	39,067	34,672	38,969
Heartland		Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	12/1/2023	12/12/2029	17,035	12,410	16,864
Embark		Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	8/27/2025	9/2/2032	16,000	14,000	15,880
Mitratech		Senior Secured Revolving Loan	S+	4.75%	8.43%	12/1/2025	12/2/2031	—	(92)	—
AI Fire & Safety		Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	12/20/2024	2/2/2032	—	(449)	—
Lexitas		Senior Secured Revolving Credit Loan	S+	5.00%	8.68%	4/15/2025	4/15/2031	—	(573)	—
AIA Contract	(j)	Senior Secured Revolving Loan	S+	4.75%	8.43%	6/30/2025	7/2/2031	—	(1,136)	—
Eagle Fire		Senior Secured Initial Revolving Loan	S+	4.50%	8.18%	6/4/2025	7/15/2032	—	(1,346)	—
S&P Engineering Solutions		Senior Secured 2024 Converted Revolving Credit Loan	S+	5.00%	8.68%	3/31/2023	5/2/2029	—	(1,471)	—
Dun & Bradstreet		Senior Secured Revolving Credit Loan	S+	5.50%	9.18%	6/30/2025	8/26/2032	—	(1,500)	—
Health Management Associates		Senior Secured Revolving Loan	S+	6.25%	9.93%	3/31/2023	3/30/2029	—	(2,131)	—
CCG		Senior Secured Revolving Facility	S+	4.50%	8.18%	12/30/2025	12/30/2032	—	(2,708)	—
Kept Companies		Senior Secured Revolving Loan	S+	5.25%	8.93%	4/30/2024	4/30/2029	—	(7,131)	—
Amplix	(j)	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	10/19/2023	10/18/2029	—	(8,242)	—
									90,382,496	88,158,606
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Initial Term Loan	S+	5.75%	9.43%	9/22/2021	9/30/2027	4,785,901	4,760,380	4,785,901
Minds + Assembly	(j)	Unitranche Initial Term Loan (First Lien)	S+	5.00%	8.68%	5/3/2023	5/3/2029	3,986,646	3,923,778	3,986,646
Paradigm Oral Health		Senior Secured Initial Term Loan	S+	4.75%	8.43%	9/30/2024	11/16/2028	3,960,619	3,929,246	3,960,619
Sequel Ortho (fka OrthoNebraska)	(j)	Unitranche Initial Term Loan	S+	5.00%	8.68%	7/31/2023	7/31/2028	3,302,836	3,254,216	3,302,836
Summit Spine 2025	(j)	Unitranche Initial Term Loan	S+	4.75%	8.43%	3/21/2025	3/25/2031	3,247,888	3,189,288	3,247,888
U.S. Foot and Ankle Specialists		Senior Secured Term Loan	S+	5.75%	9.43%	4/17/2024	9/15/2026	2,959,143	2,948,419	2,929,551
RevHealth	(j)	Unitranche Initial Term Loan	S+	2.50%, 3.25% PIK	9.43%	7/22/2022	7/21/2028	4,233,350	4,196,073	2,756,187
EyeSouth Partners		Unitranche Amendment No.2 Term Loan (First Lien)	S+	5.50%	9.18%	11/15/2024	10/5/2029	2,484,497	2,461,199	2,459,652
Ivy Rehab		Senior Secured Initial Term Loan (First Lien)	S+	5.00%	8.68%	3/11/2022	4/23/2029	2,012,418	1,991,968	1,992,294
Gastro Health		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.18%	7/2/2021	7/3/2028	1,911,028	1,906,701	1,877,585
Upstream Rehabilitation	(k)	Senior Secured December 2025 Extended/Modified Term Loan (First Lien)	S+	4.25%	7.93%	10/24/2019	11/20/2029	1,899,655	1,899,201	1,763,773
Therapy Brands		Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.68%	5/12/2021	5/18/2028	1,801,939	1,798,594	1,743,376
Blue Cloud		Senior Secured Closing Date Term Loan	S+	5.00%	8.68%	8/12/2025	1/21/2031	1,649,989	1,649,989	1,641,739
Advancing Eyecare		Senior Secured Initial Term Loan	S+	5.75%	9.43%	5/27/2022	6/13/2029	2,449,170	2,413,334	1,640,944
Visor Buyer, Inc.	(j)	Unitranche Initial Term Loan	S+	6.50%	10.18%	12/15/2025	12/15/2031	1,595,609	1,596,661	1,595,609
TEAM Services	(k)	Senior Secured Initial Term Loan	S+	5.25%	8.93%	1/30/2026	1/28/2033	1,500,000	1,481,250	1,481,250
ImageFirst		Senior Secured Initial Term Loan	S+	3.00%	6.68%	3/12/2025	3/12/2032	1,488,750	1,485,000	1,477,584
MedRisk	(k)	Senior Secured 2025 Term Loan (First Lien)	S+	3.00%	6.68%	4/1/2021	5/10/2028	1,460,126	1,456,649	1,459,097
Quantum Health	(k)	Senior Secured Amendment No. 1 Refinancing Term Loan (First Lien)	S+	4.25%	7.93%	12/18/2020	12/22/2027	1,428,750	1,422,500	1,428,750
Forefront	(k)	Senior Secured Term B-1 Loan	S+	5.50%	9.18%	12/14/2023	3/30/2029	1,470,000	1,448,722	1,391,906
MB2 Dental		Unitranche Initial Term Loan	S+	5.50%	9.18%	2/5/2024	2/13/2031	1,278,191	1,267,557	1,274,995
Nvision		Senior Secured 2024 Initial Term Loan	S+	5.50%	9.18%	10/31/2024	12/31/2028	1,244,934	1,220,565	1,223,147

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Symplr	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.18%	11/23/2020	12/22/2027	$1,425,000	$1,418,740	$1,011,750
RxBenefits		Senior Secured Initial Term Loan	S+	5.00%	8.68%	12/31/2025	12/23/2030	1,000,000	980,551	992,500
Press Ganey	(k)	Senior Secured Existing Term Loan (First Lien)	S+	3.00%	6.68%	4/24/2024	4/30/2031	985,056	977,558	984,687
Radiology Partners	(k)	Senior Secured Term B Loan	S+	4.50%	8.18%	6/26/2025	6/30/2032	995,000	985,866	982,030
Cirtec Medical		Senior Secured U.S. Dollar Term Loan	S+	5.00%	8.68%	1/30/2023	1/30/2029	970,000	953,127	967,575
NSM		Senior Secured Amendment No. 9 Incremental Term Loan	S+	4.25%	7.93%	8/5/2024	5/14/2029	940,747	939,433	938,395
Epic Staffing Group		Senior Secured Initial Term Loan	S+	6.00%	9.68%	6/27/2022	6/28/2029	964,593	930,438	933,243
Forefront	(k)	Senior Secured Closing Date Term Loan	S+	4.25%	7.93%	3/23/2022	3/30/2029	962,793	954,571	911,644
VaxCare		Unitranche Initial Term Loan	S+	4.25%	7.93%	6/10/2025	6/17/2032	829,167	821,583	829,167
Patterson Companies	(k)	Senior Secured Initial Term Loan	S+	4.50%	8.18%	7/24/2025	4/16/2032	995,000	895,000	825,850
APT Healthcare		Unitranche Initial Term Loan	S+	4.50%	8.18%	9/15/2025	9/30/2031	773,889	762,819	766,664
nThrive	(k)	Senior Secured Tranche C Term Loan	S+	4.00%	7.68%	11/18/2024	12/15/2028	1,613,125	1,613,125	702,718
Specialized Dental		Senior Secured Sixth Amendment Term Loan	S+	4.75%	8.43%	10/30/2025	11/1/2028	671,215	666,826	668,710
Dane Street	(k)	Senior Secured Initial Term Loan	S+	4.50%	8.18%	3/25/2026	3/24/2033	605,000	597,600	598,950
Midwest Eye Services		Senior Secured Initial Term Loan	S+	4.50%	8.18%	12/31/2024	8/20/2027	566,193	552,034	563,362
Viant	(k)	Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.00%	7.68%	10/16/2024	10/29/2031	548,208	545,889	548,257
Cirtec Medical		Senior Secured Amendment No. 1 Incremental Term Loan	S+	5.00%	8.68%	7/2/2024	1/30/2029	491,250	486,851	490,022
Performance Health	(k)	Senior Secured Initial Term Loan	S+	3.75%	7.43%	2/28/2025	3/19/2032	496,250	491,752	485,705
Sequel Ortho (fka OrthoNebraska)		Unitranche First Amendment Term Loan	S+	5.00%	8.68%	10/31/2025	7/31/2028	475,000	470,651	475,000
Confluent Health		Senior Secured Amendment No. 1 Term Loan	S+	7.50%	11.18%	4/11/2023	11/30/2028	485,000	466,887	472,875
AGS Health		Unitranche Initial Term Loan	S+	4.50%	8.18%	7/24/2025	8/2/2032	446,960	445,737	443,608
AccentCare	(k)	Senior Secured Tranche B Term Loan	S+	4.00%	7.68%	6/15/2021	9/20/2028	476,531	476,531	418,156
Avalon		Senior Secured Initial Term Loan	S+	4.50%	8.18%	12/30/2025	12/31/2031	416,667	412,500	413,266
Clearway		Senior Secured Tenth Amendment Incremental Term Loan	S+	5.50%	9.18%	9/17/2025	8/30/2030	406,049	400,417	403,004
RMP & MedA/Rx		Senior Secured Term Loan	S+	4.75%	8.43%	3/22/2021	2/4/2028	359,378	359,471	349,495
Healthcare Linen Service Group	(k)	Unitranche Initial Term Loan	S+	4.75%	8.43%	1/29/2026	2/2/2033	343,284	339,291	339,851
nThrive	(k)	Senior Secured Tranche B Term Loan	S+	4.00%	7.68%	11/18/2024	12/15/2028	409,195	409,195	328,038
UDG	(m)	Senior Secured Initial Dollar Term Loan (First Lien)	S+	4.25%	7.93%	8/6/2021	8/19/2028	315,938	314,959	311,988
RMP & MedA/Rx		Senior Secured Term Loan (First Lien)	S+	5.00%	8.68%	2/27/2017	2/4/2028	306,018	306,018	297,603
Nvision		Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.18%	10/30/2024	12/31/2028	240,267	237,643	236,062
AGS Health		Unitranche Initial Term Loan	S+	4.50%	8.18%	7/24/2025	8/2/2032	234,840	234,193	233,079
nThrive	(k)	Senior Secured Tranche D Term Loan	S+	6.75%	10.43%	11/18/2024	12/17/2029	490,000	490,000	213,456
RevHealth	(j)	Senior Secured Revolving Loan	S+	2.50%, 3.25% PIK	9.43%	7/22/2022	7/21/2028	231,164	231,164	150,503
Clearway		Senior Secured Term Loan A	S+	5.50%	9.18%	9/17/2025	8/30/2030	132,009	128,591	131,019
AccentCare		Senior Secured Tranche A Term Loan	S+	5.50%	9.18%	2/5/2024	6/20/2028	119,820	116,006	115,027
nThrive	(k)	Senior Secured Tranche A Term Loan	S+	5.25%	8.93%	11/20/2024	12/15/2028	116,214	115,037	96,167
Nvision		Senior Secured Revolving Loan	S+	5.50%	9.18%	10/31/2024	12/31/2028	79,204	79,204	77,818
Western Dental		Senior Secured First-Out Term Loan (Tranche A-1)	S+	6.50%	10.18%	6/18/2024	5/18/2028	92,798	89,313	77,022
Ivy Rehab		Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	8.43%	3/11/2022	4/21/2028	67,003	63,636	66,333
Clearway		Senior Secured Revolving Loan	S+	5.50%	9.18%	9/17/2025	8/30/2030	38,067	35,067	37,781
Cirtec Medical		Senior Secured Revolving Credit (First Lien)	S+	5.00%	8.68%	1/30/2023	10/31/2028	36,111	36,111	36,021
Summit Spine 2025	(j)	Senior Secured Revolving Loan	S+	4.75%	8.43%	3/21/2025	3/25/2031	29,609	20,973	29,609
Blue Cloud		Senior Secured Revolving Loan	S+	5.00%	8.68%	8/12/2025	1/21/2031	17,045	17,045	16,960
Clearway		Senior Secured Second Amendment Incremental Term Loan	S+	5.50%	9.18%	9/17/2025	8/30/2030	16,766	16,533	16,641
Western Dental	(k)	Senior Secured Loan	S+	2.50%	6.18%	12/24/2025	6/3/2026	15,809	15,809	15,809
Clearway		Senior Secured Fourth Amendment Incremental Term Loan	S+	5.50%	9.18%	9/17/2025	8/30/2030	11,289	11,132	11,205
Clearway		Senior Secured Ninth Amendment Incremental Term Loan	S+	5.50%	9.18%	9/17/2025	8/30/2030	4,202	4,144	4,171
MB2 Dental		Senior Secured Revolving Loan	S+	5.50%	9.18%	2/5/2024	2/13/2031	2,674	2,674	2,667
Western Dental	(o)	Senior Secured Second-Out Term Loan (Tranche B)	S+	1.00%, 6.25% PIK	10.93%	6/14/2024	8/18/2028	541,114	438,360	—
AGS Health		Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.18%	7/24/2025	8/2/2032	—	(76)	—
AGS Health		Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.18%	7/24/2025	8/2/2032	—	(133)	—
Healthcare Linen Service Group	(k)	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	1/29/2026	2/2/2033	—	(448)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Specialized Dental		Senior Secured Revolving Loan	S+	4.75%	8.43%	10/30/2025	11/1/2027	$—	$(467)	$—
Avalon		Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	12/30/2025	12/31/2031	—	(833)	—
Dane Street	(k)	Senior Secured Revolving Loan	S+	4.50%	8.18%	3/25/2026	3/24/2033	—	(1,250)	—
VaxCare		Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	6/10/2025	6/17/2032	—	(1,667)	—
Midwest Eye Services		Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.18%	12/31/2024	8/20/2027	—	(3,220)	—
Sequel Ortho (fka OrthoNebraska)	(j)	Senior Secured Revolving Loan	S+	5.00%	8.68%	7/31/2023	7/31/2028	—	(13,962)	—
Minds + Assembly	(j)	Senior Secured Revolving Loan (First Lien)	S+	5.00%	8.68%	5/3/2023	5/3/2029	—	(18,789)	—
									74,018,500	69,442,792
Capital Equipment
Tank Holding		Unitranche Initial Term Loan	S+	5.75%	9.43%	3/25/2022	3/31/2028	3,850,000	3,819,597	3,821,125
Flow Control Group	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.25%	6.93%	3/17/2021	3/4/2033	3,579,476	3,566,159	3,583,951
Plaskolite		Unitranche Initial Term Loan	S+	4.00%, 4.00% PIK	11.68%	5/5/2025	5/9/2030	3,072,645	3,016,982	3,049,600
Excelitas		Unitranche Closing Date Euro Term Loan	S+	5.25%	8.93%	6/15/2022	8/13/2029	2,873,054	2,899,731	2,844,324
Burke Porter Group		Senior Secured Closing Date Term Loan	S+	2.00%, 5.00% PIK	10.68%	9/30/2022	7/29/2029	2,345,504	2,311,130	1,876,404
Shaw		Senior Secured Closing Date Term Loan (First Lien)	S+	6.00%	9.68%	9/30/2023	10/30/2029	1,751,489	1,727,893	1,731,785
Radwell		Unitranche Initial Term Loan	S+	5.50%	9.18%	3/11/2022	4/1/2029	1,607,308	1,595,267	1,595,253
Antylia Scientific	(k)	Senior Secured Initial Term Loan	S+	4.00%	7.68%	5/16/2025	5/27/2032	1,496,250	1,462,362	1,491,267
Trystar		Senior Secured Initial Term Loan	S+	4.25%	7.93%	7/31/2024	8/6/2031	1,459,775	1,448,299	1,459,775
Barnes	(k)	Senior Secured Term Loan	S+	4.75%	8.43%	10/17/2025	10/22/2032	1,000,000	980,632	995,000
Air Control Concepts	(k)	Senior Secured Closing Date Term Loan	S+	2.75%	6.43%	7/16/2024	7/23/2031	992,274	990,469	986,489
MW Industries		Senior Secured Initial Term Loan	S+	7.00%	10.68%	3/31/2023	3/31/2030	945,910	928,210	934,086
Therm-O-Disc		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	9.68%	5/26/2022	5/31/2029	965,000	925,064	820,250
Associated Springs		Senior Secured Initial Term Loan	S+	4.75%	8.43%	3/7/2024	4/4/2030	694,038	681,636	694,038
80/20		Unitranche Initial Term Loan	S+	4.50%	8.18%	12/11/2025	12/12/2032	682,540	674,978	677,618
TRG	(k)	Unitranche Initial Term Loan	S+	4.50%	8.18%	1/5/2026	1/5/2032	675,000	667,250	668,250
Associated Springs		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.75%	8.43%	11/25/2024	4/4/2030	581,866	571,373	581,866
Ohio Transmission	(j)	Unitranche Initial Term Loan	S+	5.75%	9.43%	12/12/2023	12/19/2030	546,140	537,146	536,582
TriMark		Senior Secured Initial Tranche B Loan	S+	2.00%, 3.25% PIK	8.93%	1/16/2024	7/2/2029	689,703	689,703	505,207
nVent	(k)	Senior Secured Initial Term Loan	S+	3.00%	6.68%	9/30/2024	1/30/2032	497,500	495,000	497,811
Circor	(k)	Senior Secured 2025 Term Loan	S+	3.00%	6.68%	10/9/2024	10/17/2031	495,013	493,971	495,837
Trystar		Senior Secured Amendment No. 1 Incremental Term Loan	S+	4.25%	7.93%	9/5/2024	8/6/2031	493,750	488,976	493,750
Chromalloy	(k)	Senior Secured Term Loan	S+	3.25%	6.93%	3/22/2024	3/27/2031	491,250	487,491	492,210
AGCO G&P		Senior Secured Initial Term Loan	S+	5.00%	8.68%	10/8/2024	10/31/2031	495,000	490,799	490,050
Infinite Electronics		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.43%	2/24/2021	3/2/2028	476,494	476,133	468,155
Industrial Electric Manufacturing		Senior Secured 2025 Incremental Term Loan	S+	4.50%	8.18%	12/3/2025	12/3/2031	416,652	414,438	413,528
Pegasus		Senior Secured Initial Term Loan	S+	4.75%	8.43%	1/24/2024	1/19/2031	393,081	386,360	392,098
SupplyHouse		Senior Secured Initial Term Loan	S+	4.00%	7.68%	6/19/2025	7/1/2032	373,125	371,433	370,327
Burke Porter Group		Senior Secured Revolving Credit Loan	S+	6.00%	9.68%	8/11/2022	7/29/2028	251,524	241,120	201,219
Trystar		Senior Secured Amendment No.2 Incremental Term Loan	S+	4.25%	7.93%	1/5/2026	8/6/2031	104,167	102,448	104,167
Plaskolite		Senior Secured Revolving Credit Loan	S+	7.00%	10.68%	5/5/2025	2/7/2030	64,134	63,556	63,653
Ohio Transmission	(j)	Senior Secured Initial Revolving Loan	S+	5.75%	9.43%	12/19/2023	12/19/2029	41,600	40,907	40,872
Radwell		Senior Secured Revolving Loan	S+	5.50%	9.18%	3/11/2022	4/1/2029	18,666	17,466	18,526
SupplyHouse		Senior Secured Revolving Credit Loan	S+	4.00%	7.68%	6/19/2025	7/1/2032	—	(625)	—
TRG	(k)	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	1/5/2026	1/5/2032	—	(1,250)	—
80/20		Senior Secured Revolving Loan	S+	4.50%	8.18%	12/11/2025	12/12/2032	—	(1,270)	—
Associated Springs		Senior Secured Revolving Loan	S+	4.75%	8.43%	3/7/2024	4/4/2030	—	(1,888)	—
Trystar		Senior Secured Revolving Credit Loan	S+	4.25%	7.93%	7/31/2024	8/6/2031	—	(2,727)	—
Tank Holding		Senior Secured Revolving Credit Loan	S+	5.75%	9.43%	3/25/2022	3/31/2028	—	(2,954)	—
									34,053,265	33,395,073
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j)	Unitranche Term B Loan	S+	4.50%	8.18%	6/13/2022	6/30/2030	5,029,972	4,974,663	5,029,972
Cerity Partners	(j)	Unitranche 2025 Term Loan	S+	4.50%	8.18%	7/28/2022	7/28/2031	4,508,414	4,468,386	4,508,414
Confluence		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.43%	7/22/2021	7/31/2028	3,830,000	3,821,425	3,724,675
Prime Pensions	(j)	Unitranche Initial Term Loan	S+	4.75%	8.43%	2/20/2024	2/26/2030	3,072,476	3,004,777	3,072,476

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Steward Partners		Senior Secured Closing Date Term B Loan	S+	4.75%	8.43%	12/8/2023	10/14/2028	$2,212,888	$2,187,203	$2,207,356
EPIC Insurance		Unitranche Refinancing Tranche B Term Loan	S+	4.50%	8.18%	8/27/2021	9/29/2028	2,191,875	2,176,202	2,169,956
Beta+		Senior Secured Initial Term Loan	S+	5.75%	9.43%	6/24/2022	7/2/2029	1,930,000	1,862,826	1,910,700
EdgeCo		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.50%	8.18%	3/29/2022	6/1/2028	1,465,433	1,464,082	1,465,433
OneDigital	(k)	Senior Secured 2025 Refinancing Term Loan (First Lien)	S+	3.00%	6.68%	6/13/2024	7/2/2031	1,475,597	1,469,481	1,430,407
Orion	(k)	Senior Secured 2026 Refinancing Term Loan (First Lien)	S+	2.75%	6.43%	8/4/2020	9/24/2030	1,289,104	1,285,030	1,268,697
SIAA	(j)	Unitranche Seventh Amendment Refinancing Term Loan	S+	4.75%	8.43%	4/21/2021	4/30/2030	1,125,881	1,118,164	1,125,881
Alera	(k)	Senior Secured 2026-1 New Term Loan (First Lien)	S+	2.75%	6.43%	5/21/2025	5/30/2032	995,006	990,006	967,131
LERETA	(k)	Senior Secured Initial Term Loan	S+	5.25%	8.93%	7/27/2021	7/30/2028	955,000	951,109	883,108
Frazier & Deeter		Senior Secured Initial Term Loan	S+	4.50%	8.18%	4/30/2025	5/3/2032	762,346	753,738	758,534
Cherry Bekaert	(j)	Unitranche Amendment No. 1 Term Loan	S+	4.50%	8.18%	10/11/2023	6/30/2030	710,003	702,074	710,003
Confluence		Senior Secured Term Loan (Priority)	S+	5.00%	8.68%	2/14/2025	7/30/2028	377,264	377,264	367,832
SIAA	(j)	Unitranche Seventh Amendment Incremental Term Loan	S+	4.75%	8.43%	3/24/2025	4/30/2030	138,644	134,981	138,644
Cerity Partners	(j)	Senior Secured Initial Revolving Loan	S+	4.50%	8.18%	7/28/2022	7/28/2028	114,695	114,695	114,695
Cherry Bekaert		Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	6/13/2022	6/30/2030	85,073	85,073	85,073
EPIC Insurance		Senior Secured Fifth Amendment Refinancing Revolving Loan	S+	4.50%	8.18%	8/27/2021	9/29/2028	82,810	82,541	81,982
Frazier & Deeter		Senior Secured Revolving Loan	S+	4.50%	8.18%	4/30/2025	5/2/2031	58,824	57,941	58,529
Steward Partners		Senior Secured Revolving Loan	S+	4.75%	8.43%	12/20/2023	10/14/2028	—	(5,944)	—
Beta+		Senior Secured Revolving Credit Loan	S+	4.25%	7.93%	6/24/2022	7/1/2027	—	(6,216)	—
Prime Pensions	(j)	Senior Secured Revolving Credit	S+	4.75%	8.43%	2/20/2024	2/26/2030	—	(7,619)	—
									32,061,882	32,079,498
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Initial Term Loan	S+	5.00%	8.68%	11/1/2022	11/1/2029	5,429,042	5,357,590	5,429,042
Smart Start		Senior Secured 2025 Refinancing Term B Loan (First Lien)	S+	4.25%	7.93%	12/10/2021	12/16/2028	2,910,600	2,905,065	2,888,771
Apex Service Partners		Unitranche 2024 Term Loan	S+	5.00%	8.68%	10/16/2023	10/24/2030	2,658,981	2,638,052	2,645,686
Rover		Senior Secured Initial Term Loan	S+	4.75%	8.43%	2/16/2024	2/27/2031	2,486,894	2,468,350	2,458,916
A Place For Mom		Senior Secured Sixth Amendment Replacement Term Loan	S+	5.50%	9.18%	7/28/2017	2/10/2028	2,279,535	2,278,264	2,239,643
Smart Start		Senior Secured Term B Loan (Second Lien)	S+	7.75%	11.43%	12/10/2021	12/16/2029	2,000,000	1,981,486	1,985,000
Taxwell	(k)	Senior Secured Initial Term Loan	S+	4.25%	7.93%	6/17/2024	6/26/2031	1,901,656	1,886,019	1,791,132
Aptive Environmental		Senior Secured Initial Term Loan	S+	4.75%	8.43%	10/10/2025	10/15/2032	1,767,442	1,749,951	1,754,186
Super-Sod	(k)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	2/27/2026	3/10/2032	1,454,545	1,438,485	1,440,000
FullBloom		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	7.93%	12/10/2021	12/15/2028	1,443,750	1,437,422	1,436,531
Legacy Service Partners		Senior Secured Tenth Amendment Term Loan	S+	4.50%	8.18%	2/17/2026	11/10/2031	1,031,287	1,006,479	1,023,553
Teaching Strategies		Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.43%	8/19/2021	8/31/2028	957,500	953,125	947,925
Spring Education	(k)	Senior Secured Initial Term Loan	S+	3.25%	6.93%	10/5/2023	10/4/2030	928,625	928,625	922,649
Crash Champions	(k)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	2/7/2024	2/23/2029	982,500	980,932	857,231
United Comfort Group (fka United Air Temp)	(j)	Senior Secured Initial Term Loan	S+	5.50%	9.18%	2/14/2024	3/28/2030	1,104,586	1,078,609	548,356
Legacy Service Partners		Senior Secured Eleventh Amendment Term Loan	S+	4.50%	8.18%	2/17/2026	11/10/2031	500,000	495,000	496,250
Apex Service Partners		Unitranche Second Amendment Incremental Term Loan	S+	5.00%	8.68%	4/24/2025	10/24/2030	497,812	493,332	495,323
All My Sons		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	8.43%	6/4/2024	10/25/2028	489,117	484,005	485,449
R. F. Fager		Senior Secured First Amendment Term Loan	S+	5.00%	8.68%	5/16/2025	3/4/2030	396,686	391,334	394,703
FMG Suite	(j)	Unitranche Initial Term Loan	S+	4.75%	8.43%	8/11/2025	9/9/2032	348,184	344,472	348,184
United Comfort Group (fka United Air Temp)	(j)	Senior Secured Revolving Loan	S+	5.50%	9.18%	2/14/2024	3/28/2030	210,799	210,799	104,648
Ned Stevens 2022-2	(j)	Senior Secured Revolving Loan	S+	5.00%	8.68%	11/1/2022	11/1/2028	84,617	74,463	84,617
Apex Service Partners		Senior Secured 2024 Revolving Credit Loan	S+	5.00%	8.68%	10/16/2023	10/24/2029	67,076	65,614	66,740
R. F. Fager		Senior Secured Revolving Loan	S+	5.00%	8.68%	5/16/2025	3/4/2030	12,654	11,610	12,590
FMG Suite	(j)	Senior Secured Revolving Loan	S+	4.75%	8.43%	8/11/2025	9/9/2032	—	(566)	—
Aptive Environmental		Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	10/10/2025	10/15/2032	—	(1,550)	—
Rover		Senior Secured Revolving Loan	S+	4.75%	8.43%	2/16/2024	2/27/2031	—	(2,250)	—
Super-Sod	(k)	Senior Secured Revolving Loan	S+	4.75%	8.43%	2/27/2026	3/10/2032	—	(2,424)	—

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
High Tech Industries
Planview		Senior Secured 2024-B Incremental Term Loan (First Lien)	S+	3.50%	7.18%	12/11/2020	12/17/2027	$3,021,277	$3,012,124	$2,625,686
Ivanti Software		Senior Secured 2025-1 Term Loan (First Lien)	S+	4.75%	8.43%	11/20/2020	6/1/2029	2,945,324	2,931,834	2,424,259
Precisely		Senior Secured Third Amendment Term Loan (First Lien)	S+	4.00%	7.68%	3/19/2021	4/24/2028	2,387,500	2,382,963	2,098,016
Idera	(k)	Senior Secured Incremental Term Loan (First Lien)	S+	3.50%	7.18%	6/27/2017	3/2/2028	2,495,775	2,495,865	1,989,756
Intermedia		Unitranche 2024 Refinancing Term Loan (First Lien)	S+	5.25%	8.93%	4/4/2024	4/4/2029	1,847,625	1,847,625	1,843,006
Xplor Technologies		Senior Secured Second Amendment Term Loan	S+	3.50%	7.18%	6/14/2024	12/1/2032	1,477,575	1,468,132	1,477,575
Digital Room		Senior Secured Closing Date Term Loan (First Lien)	S+	5.25%	8.93%	12/16/2021	12/21/2028	1,440,000	1,433,582	1,423,800
ORBCOMM		Senior Secured Closing Date Term Loan (First Lien)	S+	4.25%	7.93%	6/17/2021	9/1/2028	1,447,268	1,412,057	1,400,232
HelpSystems		Senior Secured Initial Term Loan (First Lien)	S+	6.00%	9.68%	12/19/2019	5/21/2029	1,366,915	1,366,275	1,356,663
Options IT		Senior Secured Initial Term Loan	S+	4.50%	8.18%	9/20/2024	9/30/2031	743,013	732,392	741,155
SmartBear	(k)	Senior Secured 2024 Term Loan	S+	4.00%	7.68%	11/20/2020	3/3/2028	957,825	954,682	713,580
Barracuda	(k)	Senior Secured Initial Term Loan (Second Lien)	S+	7.00%	10.68%	5/17/2022	8/15/2030	2,000,000	1,960,110	689,850
PayByPhone	(n)	Unitranche Initial Term Loan	S+	4.75%	8.43%	3/30/2026	3/31/2033	666,667	658,333	660,000
Aptean	(k)	Unitranche Initial Term Loan	S+	4.75%	8.43%	1/1/2024	1/30/2031	581,465	577,192	581,465
Inhabit		Unitranche Initial Term Loan	S+	4.50%	8.18%	12/10/2024	1/12/2032	496,250	493,819	496,250
LightBox		Senior Secured Initial Term Loan	S+	5.00%	8.68%	1/10/2025	1/13/2030	495,000	488,872	495,000
NCR Voyix	(k)	Senior Secured Term Loan	S+	2.75%	6.43%	9/24/2024	9/30/2031	493,750	491,736	471,534
Barracuda		Senior Secured Initial Term Loan (First Lien)	S+	4.50%	8.18%	5/17/2022	8/15/2029	553,570	532,783	450,813
Cloudera	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.43%	8/10/2021	10/8/2028	480,000	478,047	429,900
Ivanti Software		Senior Secured Initial Term Loan (First Lien)	S+	5.75%	9.43%	5/6/2025	6/1/2029	387,198	370,759	387,198
insightsoftware		Unitranche Initial Term Loan	S+	5.25%	8.93%	7/16/2024	5/25/2028	389,772	388,426	383,925
Qlik	(k)	Senior Secured Second Amendment Refinancing Term Loan (First Lien)	S+	3.25%	6.93%	12/31/2024	10/26/2030	494,975	493,851	377,307
insightsoftware		Senior Secured Revolving Loan	S+	5.25%	8.93%	3/26/2024	5/25/2028	68,679	68,025	67,649
Options IT		Senior Secured Revolving Loan	S+	4.50%	8.18%	9/20/2024	3/31/2031	24,124	22,784	24,064
Inhabit		Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	12/10/2024	1/12/2032	—	(439)	—
LightBox		Senior Secured Revolving Loan	S+	5.00%	8.68%	1/10/2025	1/13/2030	—	(494)	—
PayByPhone	(n)	Senior Secured Revolving Credit	S+	4.75%	8.43%	3/30/2026	3/31/2033	—	(641)	—
									27,060,694	23,608,683
Construction & Building
A1 Garage Door	(j)	Unitranche Term Loan A	S+	4.50%	8.18%	12/22/2022	12/22/2028	2,211,920	2,174,791	2,211,920
Brown & Root		Senior Secured Initial Term Loan	S+	5.00%	8.68%	9/29/2025	10/3/2030	2,102,951	2,073,070	2,087,179
Cook & Boardman		Senior Secured Amendment No. 2 Incremental DDTL	S+	6.00%	9.68%	5/29/2024	3/4/2030	1,975,193	1,961,169	1,965,317
PlayPower		Unitranche Initial Term Loan	S+	5.25%	8.93%	10/29/2025	10/29/2031	1,880,354	1,844,020	1,861,550
Tangent		Senior Secured Closing Date Term Loan (First Lien)	S+	4.75%	8.43%	10/2/2019	11/30/2027	1,717,936	1,715,657	1,649,219
Leaf Home		Senior Secured Initial Term Loan	S+	5.25%	8.93%	9/4/2025	9/4/2031	1,377,094	1,357,782	1,366,766
Lindsay Precast		Senior Secured Initial Term Loan	S+	4.75%	8.43%	12/15/2025	12/16/2032	905,172	894,846	898,384
Electric Power Engineers		Senior Secured Term Loan	S+	4.50%	8.18%	11/27/2024	12/31/2031	614,286	608,530	614,286
Dodge Construction Network		Senior Secured Tranche B Term Loan (First Lien)	S+	4.75%	8.43%	11/14/2024	2/28/2029	601,928	601,928	598,919
Voeller		Senior Secured Closing Date Initial Term Loan	S+	4.75%	8.43%	11/25/2025	11/25/2032	581,395	574,639	577,035
RailPros		Unitranche Initial Term Loan	S+	4.25%	7.93%	4/23/2025	5/24/2032	543,654	537,654	543,654
Cumming Group		Unitranche 2025-B Incremental Term Loan	S+	4.75%	8.43%	10/1/2025	11/16/2030	498,750	496,392	498,750
Terra Millennium	(k)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	10/25/2024	11/1/2030	495,370	490,954	497,351
DynaGrid		Senior Secured Initial Term Loan	S+	4.75%	8.43%	1/7/2025	2/13/2032	496,250	486,250	496,250
Playcore	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.75%	7.43%	2/14/2024	2/20/2030	490,047	484,856	491,468
Dodge Construction Network		Senior Secured Tranche A New Money Term Loan (First Lien)	S+	6.25%	9.93%	11/14/2024	1/31/2029	434,067	430,866	431,896
Brown & Root		Senior Secured Revolving Loan	S+	5.00%	8.68%	9/29/2025	10/3/2030	126,087	119,977	125,142
Electric Power Engineers		Senior Secured Revolving Loan	S+	4.50%	8.18%	11/27/2024	12/31/2031	38,710	37,742	38,710
Voeller		Senior Secured Revolving Loan	S+	4.75%	8.43%	11/25/2025	11/25/2032	38,760	36,899	38,469
Leaf Home		Senior Secured Revolving Credit Loan	S+	5.25%	8.93%	9/4/2025	9/4/2031	29,250	27,563	29,031

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
PlayPower		Senior Secured Revolving Loan	S+	5.25%	8.93%	10/29/2025	10/29/2030	$26,523	$24,224	$26,258
DynaGrid		Senior Secured Revolving Credit Facility	S+	4.75%	8.43%	1/7/2025	1/7/2031	—	(539)	—
RailPros		Senior Secured Revolving Loan	S+	4.25%	7.93%	4/23/2025	5/24/2032	—	(807)	—
Lindsay Precast		Senior Secured Revolving Loan	S+	4.75%	8.43%	12/15/2025	12/16/2032	—	(2,845)	—
A1 Garage Door	(j)	Senior Secured Revolving Loan	S+	4.50%	8.18%	12/22/2022	12/22/2028	—	(8,264)	—
									16,967,354	17,047,554
Containers, Packaging & Glass
Brook & Whittle		Senior Secured Tranche B Term Loan	S+	4.50%	8.18%	8/11/2025	12/14/2030	3,052,265	3,052,265	2,275,029
Paragon Films		Senior Secured Closing Date Term Loan (First Lien)	S+	3.75%	7.43%	12/15/2021	12/16/2028	1,985,274	1,975,845	1,980,311
Tekni-Plex	(k)	Senior Secured Tranche B-7 Initial Term Loan	S+	3.75%	7.43%	3/27/2024	9/15/2028	1,589,920	1,588,190	1,509,677
Technimark		Senior Secured 2024-1 Refinancing Term Loan (First Lien)	S+	3.25%	6.93%	6/30/2021	4/14/2031	1,433,277	1,430,638	1,401,028
Resource Label Group		Senior Secured Closing Date Initial Term Loan (First Lien)	S+	4.25%	7.93%	7/2/2021	7/7/2028	1,799,858	1,796,400	1,224,866
Transcendia		Unitranche Term Loan	S+	6.50%	10.18%	5/23/2024	11/23/2029	985,000	971,108	977,613
Five Star Packaging	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.25%	7.93%	4/27/2022	5/5/2029	976,106	967,356	960,859
Lacerta		Senior Secured Term Loan	S+	5.50%	9.18%	2/8/2021	12/30/2026	947,500	945,787	900,125
Balcan	(p)	Senior Secured Initial Term B Loan (First Lien)	S+	4.75%	8.43%	10/10/2024	10/20/2031	990,000	973,224	891,000
Brook & Whittle		Senior Secured Tranche A Term Loan	S+	6.50%	10.18%	8/11/2025	12/14/2030	764,541	684,753	764,541
Precision Concepts		Unitranche Initial Term Loan (US)	S+	4.75%	8.43%	7/28/2025	8/2/2032	680,634	674,193	675,529
SupplyOne	(k)	Senior Secured Term B Loan	S+	3.50%	7.18%	3/27/2024	4/21/2031	490,050	486,360	492,042
ProAmpac	(k)	Senior Secured Initial USD Term Loan (First Lien)	S+	4.00%	7.68%	8/7/2025	3/7/2033	497,468	488,883	481,674
Industrial Physics		Senior Secured Initial Term Loan	S+	6.25%	9.93%	7/18/2023	7/19/2029	489,300	478,670	469,728
Golden West Packaging		Senior Secured Term B-1 Loan	S+	5.25%	8.93%	11/29/2021	6/27/2031	450,625	449,044	351,488
Precision Concepts		Unitranche Initial Term Loan (CA)	S+	4.75%	8.43%	7/28/2025	8/2/2032	198,680	196,810	197,190
Precision Concepts		Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	7/28/2025	8/2/2032	25,797	24,634	25,603
Industrial Physics		Senior Secured Revolving Credit Loan	S+	6.25%	9.93%	7/18/2023	7/19/2028	—	(3,233)	—
									17,180,927	15,578,303
Beverage, Food & Tobacco
Bettcher Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.68%	12/13/2021	12/14/2028	2,914,819	2,903,020	2,921,494
Dessert Holdings	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.68%	6/7/2021	6/9/2028	2,885,983	2,859,268	2,881,293
Purfoods		Senior Secured 2026 Term Loan	S+	4.50%	8.18%	6/24/2024	8/10/2029	1,942,857	1,933,725	1,942,857
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.75%	8.43%	4/7/2022	5/18/2029	1,787,500	1,771,568	1,787,500
Monogram Foods		Senior Secured Initial Term Loan	S+	4.00%	7.68%	8/13/2021	8/28/2028	957,500	953,607	947,925
Mary Ruth's		Senior Secured Closing Date Term B Loan	S+	4.75%	8.43%	9/26/2025	9/30/2031	746,250	739,313	746,250
Hissho Sushi		Unitranche Amendment No.2 Incremental Term Loan	S+	4.75%	8.43%	10/20/2025	5/18/2029	522,500	517,606	522,500
Hissho Sushi	(j)	Unitranche Amendment No. 1 Incremental Term Loan	S+	4.75%	8.43%	8/7/2024	5/18/2029	515,952	511,536	515,952
Golden State Foods	(k)	Senior Secured Initial Term Loan	S+	4.00%	7.68%	10/7/2024	12/4/2031	493,762	490,474	495,036
Rise Baking		Senior Secured Initial Term Loan	S+	5.00%	8.68%	10/24/2024	11/4/2031	493,750	487,443	490,047
MBC Companies		Senior Secured Second Amendment Term B Loan	S+	4.75%	8.43%	1/6/2025	7/7/2029	493,750	489,801	490,047
Trilliant 2024		Senior Secured 2024 Refinancing Term Loan	S+	6.50%	10.18%	11/20/2024	11/30/2029	484,375	476,584	478,926
Hometown Food		Senior Secured Closing Date Term B Loan	S+	4.50%	8.18%	4/22/2025	12/3/2030	471,608	467,460	470,429
MBC Companies		Senior Secured Third Amendment Term B Loan	S+	4.75%	8.43%	10/8/2025	4/10/2031	468,230	463,720	464,718
Mary Ruth's		Senior Secured Closing Date Term A Loan	S+	4.00%	7.68%	9/26/2025	9/30/2030	246,875	245,742	246,875
MBC Companies		Senior Secured Third Amendment Term A Loan	S+	3.50%	7.18%	10/8/2025	10/10/2030	29,049	28,909	28,831
Hissho Sushi	(j)	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	4/7/2022	5/18/2029	—	(667)	—
									15,339,109	15,430,680
Transportation: Cargo
Evans Network		Senior Secured Initial Term Loan (First Lien)	S+	4.25%	7.93%	8/6/2021	8/19/2028	3,388,767	3,374,010	3,346,408
Kenco		Senior Secured Initial Term Loan	S+	4.25%	7.93%	6/5/2024	11/15/2029	2,863,650	2,855,807	2,849,332
Capstone Logistics		Senior Secured 2024 Term Loan (First Lien)	S+	4.50%	8.18%	11/12/2020	11/13/2029	2,032,627	2,026,831	2,022,464
AIT Worldwide Logistics	(k)	Senior Secured Initial Term Loan (First Lien)	S+	4.00%	7.68%	11/7/2024	4/8/2030	1,915,750	1,913,569	1,921,737
Worldwide Express	(k)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	4.00%	7.68%	11/8/2024	7/26/2028	1,436,250	1,436,250	1,439,166

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
FLS Transportation		Senior Secured Term B Loan	S+	5.25%	8.93%	4/14/2022	12/15/2028	$1,180,870	$1,175,511	$1,121,826
Magnate		Senior Secured Initial Term Loan (First Lien)	S+	5.50%	9.18%	3/11/2022	12/29/2028	951,342	942,419	937,071
Kenco		Senior Secured Revolving Credit Loan	S+	4.25%	7.93%	6/5/2024	11/15/2029	246,556	244,273	245,323
St. George Logistics	(o)	Senior Secured Second-Out Closing Date Purchased Term Loan	S+	1.00%, 6.50% PIK	11.18%	10/3/2024	10/3/2029	937,950	937,950	187,590
FLS Transportation		Senior Secured Revolving Credit Loan	S+	5.25%	8.93%	4/14/2022	12/17/2027	87,778	86,889	83,389
St. George Logistics		Senior Secured Interim Initial New Money Term Loan	S+	0.00%	3.68%	1/29/2026	7/31/2026	18,973	18,081	18,973
St. George Logistics	(o)	Senior Secured Third-Out Closing Date Purchased Term Loan	S+	1.00%, 6.00% PIK	10.68%	10/3/2024	10/3/2029	466,584	466,584	—
									15,478,174	14,173,279
Automotive
Engine & Transmission Exchange	(j)	Senior Secured Term Loan A	S+	5.00%	8.68%	5/26/2023	5/26/2029	4,158,073	4,084,094	4,158,073
Highline		Senior Secured 2025-1 Term Loan (First Lien)	S+	3.50%	7.18%	2/13/2025	2/19/2030	1,975,000	1,970,722	1,970,063
BBB Industries	(k)	Senior Secured Initial Term Loan (First Lien)	S+	5.25%	8.93%	6/30/2022	7/25/2029	2,052,233	1,943,320	1,795,335
Truck Hero	(k)	Senior Secured Initial Term Loan	S+	3.75%	7.43%	1/20/2021	1/31/2028	1,425,000	1,425,000	972,121
Rough Country	(k)	Senior Secured Initial Term Loan (First Lien)	S+	3.50%	7.18%	7/26/2021	7/28/2028	968,345	966,587	962,292
Engine & Transmission Exchange	(j)	Senior Secured Amendment No. 2 Incremental Term Loan	S+	5.00%	8.68%	3/21/2025	5/26/2029	338,632	334,594	338,632
Engine & Transmission Exchange	(j)	Senior Secured Revolving Loan	S+	5.00%	8.68%	5/26/2023	5/26/2029	34,205	18,813	34,205
									10,743,130	10,230,721
Aerospace & Defense
Electro Methods		Senior Secured Initial Term Loans	S+	4.75%	8.43%	2/6/2025	2/23/2032	2,977,500	2,938,206	2,970,056
HDT Global		Senior Secured Initial Term Loan	S+	1.00%, 5.50% PIK	10.18%	6/30/2021	1/7/2028	3,516,131	3,487,513	2,390,969
Whitcraft		Senior Secured Initial Term Loan	S+	5.00%	8.68%	3/31/2023	9/30/2031	1,940,000	1,896,780	1,925,450
API Technologies		Senior Secured Term B-2 Loan (First Lien)	S+	1.00%, 6.00% PIK	10.68%	1/15/2020	5/9/2027	1,142,523	1,141,872	1,105,391
SMX	(k)	Senior Secured Term Loan	S+	4.50%	8.18%	2/6/2025	2/6/2032	990,000	981,289	989,450
Tronair		Senior Secured Initial Term Loan	S+	3.75%	7.43%	12/18/2025	12/22/2032	399,000	394,130	396,008
API Technologies		Senior Secured Term B-1 Loan (First Lien)	S+	1.00%, 6.00% PIK	10.68%	11/3/2023	3/25/2027	100,679	100,181	98,162
Whitcraft		Senior Secured Revolving Loan	S+	5.00%	8.68%	3/31/2023	9/30/2031	51,786	41,071	51,397
Tronair		Senior Secured Revolving Loan	S+	3.75%	7.43%	12/18/2025	12/22/2032	—	(1,250)	—
Electro Methods		Senior Secured Revolving Credit Facility	S+	4.75%	8.43%	2/6/2025	2/23/2032	—	(12,191)	—
									10,967,601	9,926,883
Chemicals, Plastics & Rubber
Vertellus		Senior Secured Initial Term Loan	S+	5.75%	9.43%	12/18/2020	1/2/2029	2,899,651	2,876,692	2,754,669
Shrieve	(k)	Unitranche Initial Term Loan	S+	6.00%	9.68%	9/23/2024	10/30/2030	2,468,750	2,425,184	2,419,375
USALCO	(k)	Senior Secured 2025 Initial Term Loan	S+	3.50%	7.18%	9/17/2024	9/30/2031	1,090,568	1,086,582	1,089,755
Chase		Senior Secured Initial Term Loan	S+	4.00%	7.68%	4/2/2025	4/9/2032	497,500	492,994	495,013
Americhem		Senior Secured Initial Term Loan	S+	4.50%	8.18%	2/5/2025	3/1/2032	496,250	491,324	495,009
Ascensus Specialties		Senior Secured Initial Term Loan	S+	4.25%	7.93%	12/3/2021	6/30/2028	477,400	474,100	453,530
Vertellus		Senior Secured Revolving Credit Loan	S+	5.75%	9.43%	12/18/2020	1/2/2029	178,236	168,106	169,324
Polytek	(o)	Senior Secured Term Loan	S+	8.25% PIK	11.93%	12/23/2020	8/15/2026	468,054	468,054	140,416
Mold-Rite		Senior Secured New Money Tranche A-1 Term Loan	S+	5.25%	8.93%	6/11/2024	10/4/2028	136,841	131,568	136,841
Shrieve	(k)	Senior Secured Revolving Credit Loan	S+	6.00%	9.68%	9/23/2024	10/30/2030	104,556	104,556	102,465
Americhem		Senior Secured Revolving Loan	S+	4.50%	8.18%	2/5/2025	3/1/2032	—	(909)	—
									8,718,251	8,256,397
Environmental Industries
Alliance Environmental Group	(j) (o)	Senior Secured Initial Term Loan	S+	0.00%	3.68%	12/30/2021	12/30/2028	4,558,402	4,521,707	1,700,710
Denali Water Solutions		Senior Secured Closing Date Term Loan	S+	4.75%	8.43%	11/13/2025	11/19/2032	1,692,308	1,675,918	1,679,615
Miller Environmental		Senior Secured Term Loan	S+	5.00%	8.68%	9/4/2024	9/10/2031	1,687,184	1,660,656	1,657,659
Crystal Clean		Senior Secured Initial Term Loan	S+	3.75%	7.43%	10/5/2023	10/17/2030	1,467,475	1,449,828	1,463,806
O6 Environmental	(j)	Senior Secured Initial Term Loan	S+	4.75%	8.43%	8/4/2025	8/5/2032	607,432	600,875	607,432
Keter Environmental Services		Unitranche Closing Date Term Loan	S+	5.25%	8.93%	11/5/2021	10/29/2027	478,750	477,211	463,191
Denali Water Solutions		Senior Secured Revolving Loan	S+	4.75%	8.43%	11/13/2025	11/19/2032	143,590	140,513	142,513
Alliance Environmental Group	(j) (o)	Senior Secured Revolving Loan	S+	0.00%	3.68%	12/30/2021	12/30/2028	286,424	279,801	106,863
Keter Environmental Services		Senior Secured Revolving Loan	S+	5.25%	8.93%	11/5/2021	10/29/2027	54,910	54,135	53,126
Alliance Environmental Group	(j)	Senior Secured Priority Revolving Loan	S+	0.00%	3.68%	6/23/2025	12/30/2028	515	515	192
O6 Environmental	(j)	Senior Secured Revolving Loan	S+	4.75%	8.43%	8/4/2025	8/5/2032	—	(1,623)	—
Miller Environmental		Senior Secured Revolving Loan	S+	5.00%	8.68%	9/4/2024	9/10/2031	—	(6,014)	—
									10,853,522	7,875,107

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Consumer Goods: Non-durable
Augusta Sportswear		Senior Secured Initial Term Loan	S+	7.00%	10.68%	11/21/2023	11/21/2029	$4,410,000	$4,350,894	$3,969,000
Augusta Sportswear		Senior Secured Revolving Credit Loan	S+	7.00%	10.68%	11/21/2023	11/21/2028	258,605	253,040	232,745
									4,603,934	4,201,745
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Closing Date Term A Loan	S+	5.00%	8.68%	5/23/2022	9/16/2029	1,772,741	1,752,619	1,772,741
Integral Ad Science		Senior Secured Initial Term Loan	S+	5.00%	8.68%	12/22/2025	12/25/2030	993,750	959,655	986,297
MediaRadar	(j)	Unitranche 2023 Incremental Term Loan	S+	5.00%	8.68%	10/31/2023	9/16/2029	935,614	920,026	935,614
MediaRadar	(j)	Senior Secured Revolving Loan	S+	5.00%	8.68%	9/16/2022	9/16/2029	—	(10,168)	—
									3,622,132	3,694,652
Wholesale
Carlisle Foodservice		Senior Secured Initial Term Loan	S+	5.00%	8.68%	9/29/2023	10/2/2030	1,078,018	1,056,503	1,075,323
RelaDyne	(k)	Senior Secured Term B Loan (First Lien)	S+	3.50%	7.18%	6/30/2025	12/23/2030	495,003	493,915	495,535
Carlisle Foodservice		Senior Secured Revolving Loan	S+	5.00%	8.68%	9/29/2023	10/2/2029	99,914	96,691	99,664
									1,647,109	1,670,522
Hotels, Gaming & Leisure
Auto Europe		Senior Secured First Out Secured Term Loan	S+	5.00%	8.68%	1/20/2026	1/20/2030	638,437	638,437	633,649
Encore	(k)	Senior Secured Initial Term Loan	S+	5.00%	8.68%	11/18/2024	12/5/2031	495,000	486,568	470,250
Auto Europe		Senior Secured Third-Out Term Loan	S+	5.00%	8.68%	1/20/2026	1/20/2030	403,735	403,735	400,707
Auto Europe		Senior Secured Second Out Term Loan	S+	5.00%	8.68%	1/20/2026	1/20/2030	63,847	63,847	63,369
Encore	(k)	Senior Secured Revolving Loan	S+	5.00%	8.68%	11/18/2024	12/5/2029	9,848	8,753	9,355
									1,601,340	1,577,330
Metals & Mining
Dynatect (A&A)		Senior Secured Term B Loan	S+	4.50%	8.18%	8/16/2019	9/29/2028	1,563,470	1,563,470	1,559,561
									1,563,470	1,559,561
Retail
Varsity Brands	(k)	Senior Secured 2025-2 Replacement Term Loan	S+	3.00%	6.68%	7/26/2024	8/26/2031	992,513	988,508	989,570
StubHub	(k)	Senior Secured Extended USD Term B Loan	S+	4.75%	8.43%	1/31/2020	3/15/2030	246,853	245,714	243,691
									1,234,222	1,233,261
Media: Diversified & Production
Cast & Crew		Senior Secured Incremental Facility No. 2 Incremental Term Loan (First Lien)	S+	3.75%	7.43%	4/30/2024	12/29/2028	979,535	974,535	676,736
Spectrum Science		Senior Secured 2024 Incremental Term Loan	S+	7.00%	10.68%	1/17/2024	2/1/2029	506,354	492,545	489,898
									1,467,080	1,166,634
Energy: Oil & Gas
AmSpec	(k)	Senior Secured Amendment No. 1 Other Term Loan	S+	3.50%	7.18%	12/12/2024	12/22/2031	572,712	570,504	572,591
									570,504	572,591
Telecommunications
Eastern Communications		Senior Secured First Amendment Term A Loan	S+	5.00%	8.68%	9/29/2025	12/30/2030	497,481	492,704	496,237
									492,704	496,237
Telecommunications
Vessco		Unitranche 2025 Incremental Term Loan	S+	4.50%	8.18%	10/30/2025	11/3/2032	232,069	230,414	230,329
Vessco		Senior Secured Revolving Loan	S+	4.50%	8.18%	10/30/2025	11/3/2032	—	(212)	—
									230,202	230,329
	Total Bank Loans								$412,509,895	$392,463,563

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Services: Business
Vortex Companies	(j) (o) (q)	LP Common Units				9/1/2023		190	$189,759	$641,946
Industrial Services Group	(j) (o) (r)	Class A Units				12/7/2022		238	238,095	457,086
InnovateMR	(j) (o) (s)	Class A Units				12/16/2021		387	387,311	407,762
Amplix	(j) (o) (t)	Class A-2 Units				10/19/2023		23,810	238,095	309,271
Golden Source	(j) (o) (u)	Class A Units				3/25/2022		117,371	117,371	263,002
Gallo Mechanical	(o) (v)	LP Interest				6/19/2025		140,000	137,384	159,012
CCG	(j) (o) (w)	Class A Units				12/30/2025		154,806	154,806	154,806
AI Fire & Safety	(o) (x)	Class A Units				12/20/2024		233,607	233,607	139,484
VC3	(j) (o) (y)	Class A Units				9/16/2022		16,958	70,778	105,602
Heartland	(o) (z)	Co-Invest Units				12/12/2023		889	88,889	92,081
Eagle Fire	(o) (aa)	Class A Units				6/4/2025		119,048	119,048	88,409
Liberty Group	(j) (o) (ab)	Series A-Preferred Units				6/6/2022		113,636	113,636	41,202
Embark	(j) (o) (ac)	Class A Units				9/2/2025		20,000	20,000	17,410
Industrial Services Group	(j) (o) (r)	Class A-1 Units				3/10/2025		25	32,022	10,896
OSG Billing Services	(o) (ad)	Class A Units				11/30/2023		27,208	—	—
									2,140,801	2,887,969
Healthcare & Pharmaceuticals
Visor Buyer, Inc.	(j) (o) (ae)	Class A Units				12/15/2025		2,206,263	2,206,263	1,299,238
Minds + Assembly	(j) (o) (af)	Class A Units				5/3/2023		217	217,391	425,120
Sequel Ortho (fka OrthoNebraska)	(j) (o) (ag)	Class A Units				7/31/2023		24,245	166,992	342,657
Summit Spine 2025	(j) (o) (ah)	Class A Units				3/21/2025		2,388	238,847	291,682
Ivy Rehab	(o) (ai)	Class A Units				3/11/2022		100	100,000	144,571
APT Healthcare	(o) (aj)	Class A-5 Common Units				9/15/2025		7,421	10,000	15,868
RevHealth	(j) (o) (ak)	Class A-1 Units				7/22/2022		20,548	205,479	—
									3,144,972	2,519,136
Construction & Building
A1 Garage Door	(j) (o) (al)	Class A Common Units				12/22/2022		273	272,727	858,620
DynaGrid	(o) (am)	Class A-2 Units				1/7/2025		59,524	59,524	101,389
									332,251	960,009
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (an)	Class A Units				6/30/2022		129,870	61,388	341,704
American Beacon Advisors	(o) (ao)	Common Units				12/29/2023		16,071	—	273,207
Prime Pensions	(j) (o) (ap)	LP Interest				2/20/2024		238,095	214,404	224,950
Beta+	(o) (aq)	Class A-2 Common Stock				9/15/2023		2,470	24,700	25,646
									300,492	865,507
High Tech Industries
PracticeTek	(j) (o) (ar)	Class A Units				11/22/2021		616,814	649,236	659,460
									649,236	659,460
Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (as)	Class A Units				4/7/2022		25,000	157,353	548,332
									157,353	548,332
Services: Consumer
Ned Stevens 2022-2	(j) (o) (at)	Class B Common Units				11/1/2022		279	278,990	346,384
Super-Sod	(j) (o) (au)	Class A Units				2/27/2026		20,000	20,000	16,580
United Comfort Group (fka United Air Temp)	(j) (o) (av)	Class A Units				2/14/2024		110,947	110,947	—
									409,937	362,964
Hotels, Gaming & Leisure
Auto Europe	(o) (aw)	Class A Units				1/20/2026		169,949	211,990	198,416
Auto Europe	(j) (o) (aw)	Class A-1 Units				1/20/2026		100,799	100,799	100,799
									312,789	299,215
Wholesale
GME Supply	(j) (o) (ax)	Class A Units				6/30/2023		281	280,718	269,033
									280,718	269,033

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of March 31, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Automotive
Engine & Transmission Exchange	(j) (o) (ay)	Class A-1 Units				5/26/2023		211	$211,268	$251,194
									211,268	251,194
Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (az)	Class A-1 Units				9/16/2022		147,000	147,000	186,838
									147,000	186,838
Consumer Goods: Durable
Careismatic	(o) (ba)	Class A Units				6/13/2024		3,522	209,625	125,188
									209,625	125,188
Chemicals, Plastics & Rubber
Vertellus	(o) (bb)	Series A Units				12/22/2020		1,651	165,138	30,206
									165,138	30,206
Environmental Industries
O6 Environmental	(j) (o) (bc)	Common Units				8/4/2025		45	44,801	59,620
Alliance Environmental Group	(j) (o) (bd)	A-1 Preferred Units				9/30/2019		331	331,126	—
									375,927	59,620
Capital Equipment
TRG	(j) (o) (be)	Class A Membership Interests				1/5/2026		10,000	10,000	10,000
80/20	(j) (o) (bf)	LP Interest				12/11/2025		10,000	10,000	9,431
									20,000	19,431
	Total Equity and Preferred Shares								$8,857,507	$10,044,102
Total Investments									$421,367,402	$402,507,665

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC Equity, LLC
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Healthcare & Pharmaceuticals
Dane Street	(o) (bg)	Class A Units				3/25/2026		10	$10,000	$10,000
Avalon	(o) (bh)	Class A-1 Units				12/30/2025		5,000	5,000	5,000
									15,000	15,000
	Total Equity and Preferred Shares								$15,000	$15,000
Total Investments									$15,000	$15,000
Total Bank Loans - (95.1%)	(g)								$412,509,895	$392,463,563
Total Equity and Preferred Shares - (2.4%)	(g)								$8,872,507	$10,059,102
Total Portfolio Investments	(bi)								$421,382,402	$402,522,665

(^) The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).

(a) All companies are located in the United States of America, unless otherwise noted.

(b) Interest rate percentages represent actual interest rates as of March 31, 2026, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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

The accompanying notes are an integral part of these consolidated financial statements.

(k) Investment was valued as Level 2, using significant observable inputs in accordance with ASC 820. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(l) The Company headquarters for Aurora is located in the United Kingdom.

(m) The Company headquarters for UDG is located in Ireland.

(n) The Company headquarters for PayByPhone is located in Canada.

(o) Investment is non-income producing.

(p) The Company headquarters for Balcan is located in Canada.

(q) Represents an investment in APD VTX Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

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

(v) Represents an investment in Citation Glow Co-Invest LP, a holding company for the investment in Gallo Mechanical.

(w) Represents an investment in CCG Group Holding Company, LLC, a holding company for the investment in Certified Collisions Group.

(x) Represents an investment in Firebird Co-Invest L.P., a holding company for the investment in AI Fire & Safety.

(y) Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(z) Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.

(aa) Represents an investment in Talon Holdings SCSP, A Luxembourg Special Limited Partnership, a holding company for the investment in Eagle Fire.

(ab) Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ac) Represents an investment in Embark HoldCo, LP, a holding company for the investment in Embark.

(ad) Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.

(ae) Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(af) Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ag) Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ah) Represents an investment in Summit Parent Holdings, LLC, a holding company for the investment in Summit Spine.

(ai) Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aj) Represents an investment in APT Holdings, LLC, a holding company for the investment in APT Healthcare.

(ak) Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(al) Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(am) Represents an investment in DynaGrid Holdings LLC, a holding company for the investment in DynaGrid.

(an) Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ao) Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.

(ap) Represents an investment in Prime Co-Invest, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(aq) Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.

(ar) Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(as) Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(at) Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(au) Represents an investment in KCP Sod Holdings LP, a holding company for the investment in Super-Sod.

(av) Represents an investment in LJ Flex, LP, a holding company, made through an affiliated equity aggregator vehicle.

(aw) Represents an investment in AEG TopCco LLC, a holding company for the investment in Auto Europe.

(ax) Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ay) Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(az) Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ba) Represents an investment in Reorganized Careismatic Brands Parent, LLC., a holding company for the investment in Reorganized Careismatic Brands.

(bb) Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bc) Represents an investment in O6 Environmental Holdings, LLC, a holding company for the investment in O6 Environmental.

(bd) Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(be) Represents an investment in G-3 Mobility Parent LLC, a holding company for the investment in TRG.

(bf) Represents an investment owned by APD 80/20 Equity, L.P., a holding company for the investment in 80/20.

(bg) Represents an investment in Dane Street Co-Investor Aggregator, LLC, a holding company for the investment in Dane Street.

(bh) Represents an investment in Excalibur Topco Holdings, L.P., a holding company for the investment in Avalon.

(bi) At March 31, 2026, the cost of investments for income tax purposes was $420,647,751, the gross unrealized depreciation for federal tax purposes was $24,367,059, the gross unrealized appreciation for federal income tax purposes was $6,241,973, and the net unrealized depreciation was $18,125,086.

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Notes to Consolidated Financial Statements

March 31, 2026

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

Certain financial information that is normally included in annual consolidated financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management of the Company, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of consolidated financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for future periods. The accounting records of the Company are maintained in U.S. dollars.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company's financial position or the result of operations as previously reported.

Consolidation

As of December 31, 2025, Audax Credit BDC Equity, LLC, a Delaware limited liability company (the "Subsidiary"), is a wholly owned subsidiary of the Company that is consolidated. The Subsidiary commenced operations on October 10, 2025, and all intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of March 31, 2026 or December 31, 2025. At such dates, cash was not subject to any restrictions on withdrawal.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the Company’s consolidated financial statements.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of March 31, 2026, the Company had 6 investments across 4 issuers on non-accrual, which represented 1.69% and 0.53% of its total portfolio at cost and fair market value, respectively. As of December 31, 2025, the Company had 7 investments across 4 issuers on non-accrual, which represented 1.70% and 0.69% of its total portfolio at cost and fair market value, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company held 372 and 367 investments in loans with OID, respectively. The unamortized balance of OID investments as of March 31, 2026 and December 31, 2025 totaled $4,460,921 and $4,767,559, respectively. For the three months ended March 31, 2026, the Company accrued OID income in the amount of $257,824. For the three months ended March 31, 2025, the Company accrued OID income in the amount of $231,328.

As of March 31, 2026, the Company held 15 investments that had a PIK interest component. As of December 31, 2025, the Company held 16 investments that had a PIK interest component. During the three months ended March 31, 2026, the Company accrued PIK income in the amount of $272,466. During the three months ended March 31, 2025, the Company accrued PIK income in the amount of $310,135.

As of March 31, 2026 and December 31, 2025, the Company held $11,727,871 and $12,817,052 cash and cash equivalents, respectively. For the three months ended March 31, 2026, the Company earned $7,056 of interest income related to cash, which is included in interest on cash within the accompanying consolidated statement of operations. For the three months ended March 31, 2025, the Company earned $59,392 of interest income related to cash, which is included in interest on cash within the accompanying consolidated statement of operations.

Other Income Recognition

The Company generally records prepayment fees and amendment fees upon receipt of cash or as soon as the Company becomes aware of the prepayment or amendment.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if the Company has the option to collect such amounts in cash.

Prepayment fees, amendment fees and dividend income are accrued in other income in the accompanying consolidated statements of operations.

For the three months ended March 31, 2026, the Company accrued $20,143 of other income, related to amendment fees. For the three months ended March 31, 2025, the Company accrued $25,990 of other income, related to amendment fees.

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

As of March 31, 2026, $324,005,621 of the Company’s investments were valued using unobservable inputs, and $78,517,044 were valued using observable inputs. During the three months ended March 31, 2026, $18,235,494 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $21,948,775 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

As of December 31, 2025, $329,667,609 of the Company’s investments were valued using unobservable inputs, and $77,841,792 were valued using observable inputs. During the three months ended March 31, 2025, $20,751,144 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $9,623,013 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

The following table presents the Company’s investments carried at fair value as of March 31, 2026 and December 31, 2025, by caption on the Company’s accompanying consolidated statements of assets and liabilities and by security type.

	Assets at Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$71,697,752	$187,324,124	$259,021,876
Unitranche Debt	—	5,213,268	124,637,395	129,850,663
Second Lien Debt	—	1,606,024	1,985,000	3,591,024
Equity and Preferred Shares	—	—	10,059,102	10,059,102
Total	$—	$78,517,044	$324,005,621	$402,522,665

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$73,090,096	$188,700,935	$261,791,031
Unitranche Debt	—	3,298,163	127,108,392	130,406,555
Second Lien Debt	—	1,453,533	3,916,340	5,369,873
Equity and Preferred Shares	—	—	9,941,942	9,941,942
Total	$—	$77,841,792	$329,667,609	$407,509,401

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of March 31, 2026. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$155,373,112	Matrix Pricing	Senior Leverage	0.48x - 14.07x	5.03x
			Total Leverage	0.85x - 14.24x	5.43x
			Interest Coverage	0.55x - 4.68x	1.88x
			Debt Service Coverage	0.51x - 3.42x	1.53x
			TEV Coverage	0.96x - 12.66x	2.55x
			Liquidity	0.00% - 756.13%	140.90%
			Spread Comparison	300bps - 950bps	491bps
First Lien Debt	5,138,343	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	7.00% - 7.45%	7.40%
First Lien Debt	12,280,613	Matrix Pricing/Market Analysis (5)	Senior Leverage	6.07x - 8.70x	7.01x
			Total Leverage	7.62x - 11.12x	8.80x
			Interest Coverage	1.04x - 1.51x	1.27x
			Debt Service Coverage	0.96x - 1.25x	1.10x
			TEV Coverage	1.10x - 2.36x	1.75x
			Liquidity	29.31% - 258.80%	143.80%
			Spread Comparison	350bps - 525bps	421bps
First Lien Debt	14,532,057	Enterprise Value	EV/EBITDA Multiple	6.70x - 11.70x	8.20x
Unitranche Debt	73,789,253	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	4.91% - 9.57%	7.23%
Unitranche Debt	40,824,313	Matrix Pricing	Senior Leverage	3.62x - 8.39x	6.45x
			Total Leverage	3.62x - 8.39x	6.61x
			Interest Coverage	0.76x - 2.34x	1.48x
			Debt Service Coverage	0.45x - 2.05x	1.23x
			TEV Coverage	1.24x - 2.47x	1.83x
			Liquidity	42.55% - 429.12%	142.88%
			Spread Comparison	425bps - 800bps	553bps
Unitranche Debt	10,023,828	Enterprise Value	EV/EBITDA Multiple	10.00x - 12.47x	11.19x
Second Lien Debt	1,985,000	Matrix Pricing	Senior Leverage	5.44x	5.44x
			Total Leverage	5.44x	5.44x
			Interest Coverage	1.75x	1.75x
			Debt Service Coverage	1.58x	1.58x
			TEV Coverage	1.63x	1.63x
			Liquidity	112.83%	112.83%
			Spread Comparison	775bps	775bps
Equity and Preferred	10,034,102	Enterprise Value	EV/EBITDA Multiple	5.75x - 19.00x	12.85x
Total	$323,980,621

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

The table does not include $25,000 of other investments, which the Company valued at the purchase price.

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of December 31, 2025. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs(1)	Range(2)	Weighted Average(3)
First Lien Debt	$160,298,208	Matrix Pricing	Senior Leverage	0.48x - 11.35x	5.12x
			Total Leverage	2.43x - 11.35x	5.45x
			Interest Coverage	0.64x - 4.68x	1.83x
			Debt Service Coverage	0.58x - 3.42x	1.51x
			TEV Coverage	0.00x - 5.75x	2.47x
			Liquidity	11.96% - 737.18%	144.41%
			Spread Comparison	300bps - 800bps	485bps
First Lien Debt	4,508,250	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	7.75%	7.75%
First Lien Debt	12,263,985	Matrix Pricing/Market Analysis (5)	Senior Leverage	5.38x - 8.70x	7.05x
			Total Leverage	7.16x - 11.26x	8.77x
			Interest Coverage	1.00x - 1.44x	1.18x
			Debt Service Coverage	0.93x - 1.21x	1.03x
			TEV Coverage	1.10x - 2.60x	1.88x
			Liquidity	29.31% - 377.13%	130.15%
			Spread Comparison	375bps - 600bps	440bps
First Lien Debt	11,027,439	Enterprise Value	EV/EBITDA Multiple	6.10x - 10.40x	8.56x
Unitranche Debt	72,952,262	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	5.15% - 14.45%	7.50%
Unitranche Debt	43,305,232	Matrix Pricing	Senior Leverage	3.62x - 8.39x	6.31x
			Total Leverage	3.62x - 9.62x	6.46x
			Interest Coverage	0.76x - 2.71x	1.52x
			Debt Service Coverage	0.45x - 2.00x	1.25x
			TEV Coverage	1.24x - 2.68x	1.86x
			Liquidity	39.61% - 429.12%	143.10%
			Spread Comparison	400bps - 800bps	554bps
Unitranche Debt	9,738,234	Enterprise Value	EV/EBITDA Multiple	10.00x - 12.70x	11.25x
Second Lien Debt	2,400,000	Matrix Pricing	Senior Leverage	4.11x - 5.64x	5.38x
			Total Leverage	4.11x - 5.65x	5.38x
			Interest Coverage	2.07x - 2.38x	2.12x
			Debt Service Coverage	1.83x - 2.12x	1.88x
			TEV Coverage	1.57x - 2.87x	1.79x
			Liquidity	122.08% - 445.07%	177.26%
			Spread Comparison	775bps - 900bps	796bps
Second Lien Debt	1,516,340	Matrix Pricing/Market Analysis (5)	Senior Leverage	10.46x	10.46x
			Total Leverage	10.46x	10.46x
			Interest Coverage	0.96x	0.96x
			Debt Service Coverage	0.82x	0.82x
			TEV Coverage	1.23x	1.23x
			Liquidity	126.71%	126.71%
			Spread Comparison	700bps	700bps
Equity and Preferred	9,704,260	Enterprise Value	EV/EBITDA Multiple	7.10x - 19.00x	13.99x
Total	$327,714,210

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

The following tables provide the changes in fair value, broken out by security type, during the three months ended March 31, 2026 and 2025 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended March 31, 2026	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2025	$188,700,935	$127,108,392	$3,916,340	$9,941,942	$329,667,609
Transfers into Level 3	15,391,408	2,844,086	—	—	18,235,494
Transfers out of Level 3	(17,326,330)	(3,106,105)	(1,516,340)	—	(21,948,775)
Total gains:
Net realized gain (loss) (a)	(60,626)	5,804	2,050	—	(52,772)
Net unrealized depreciation (b)	(895,394)	(1,038,579)	(8,138)	(235,629)	(2,177,740)
New investments, repayments and settlements:(c)
Purchases	7,681,813	477,762	—	352,789	8,512,364
Settlements/repayments	(6,429,314)	(1,883,227)	(410,000)	—	(8,722,541)
Net amortization of premiums, PIK, discounts and fees	261,632	229,262	1,088	—	491,982
Fair Value as of March 31, 2026	$187,324,124	$124,637,395	$1,985,000	$10,059,102	$324,005,621

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2026.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2026.
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

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2025.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments held at March 31, 2026 and 2025 was ($2,357,457) and ($844,667), respectively.

Investment Activities

The Company held a total of 338 syndicated investments with an aggregate fair value of $402,522,665 as of March 31, 2026. During the three months ended March 31, 2026, the Company invested in 27 new syndicated investments for a combined cost of $9,422,440 and in existing investments for a combined cost of $5,035,492. The Company also received $11,604,044 in repayments from investments and $2,355,369 from investments sold during the three months ended March 31, 2026.

The Company held a total of 330 syndicated investments with an aggregate fair value of $407,509,401 as of December 31, 2025. During the year ended December 31, 2025, the Company invested in 131 new syndicated investments for a combined cost of $69,991,371 and in existing investments for a combined cost of $29,815,992. The Company also received $93,080,214 in repayments from investments and $3,442,917 from investments sold during the period.

Investment Concentrations

As of March 31, 2026, the Company’s investment portfolio consisted of investments in 268 companies located in 41 states across 25 different industries, with an aggregate fair value of $402,522,665. The five largest investments at fair value as of March 31, 2026 totaled $24,742,734, or 6.15% of the Company’s total investment portfolio as of such date. As of March 31, 2026, the Company’s average investment was $1,246,649 at cost.

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

The following table outlines the Company’s investments by security type as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$271,464,878	64.42%	$259,021,876	64.35%
Unitranche Debt	135,000,297	32.04%	129,850,663	32.26%
Second Lien Debt	6,044,720	1.43%	3,591,024	0.89%
Total Debt Investments	412,509,895	97.89%	392,463,563	97.50%
Equity and Preferred Shares	8,872,507	2.11%	10,059,102	2.50%
Total Equity Investments	8,872,507	2.11%	10,059,102	2.50%
Total Investment	$421,382,402	100.00%	$402,522,665	100.00%

	December 31, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$270,943,037	64.45%	$261,791,031	64.24%
Unitranche Debt	134,480,537	31.99%	130,406,555	32.00%
Second Lien Debt	6,449,613	1.53%	5,369,873	1.32%
Total Debt Investments	411,873,187	97.97%	397,567,459	97.56%
Equity and Preferred Shares	8,519,718	2.03%	9,941,942	2.44%
Total Equity Investments	8,519,718	2.03%	9,941,942	2.44%
Total Investments	$420,392,905	100.00%	$407,509,401	100.00%

Investments at fair value consisted of the following industry classifications as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$91,046,575	22.63%	$90,201,377	22.14%
Healthcare & Pharmaceuticals	71,976,928	17.88	74,328,379	18.24
Banking, Finance, Insurance & Real Estate	32,945,005	8.18	33,679,403	8.26
Capital Equipment	33,414,504	8.30	32,324,208	7.93
Services: Consumer	31,220,089	7.76	29,427,154	7.22
High Tech Industries	24,268,143	6.03	25,774,978	6.33
Containers, Packaging & Glass	15,578,303	3.87	17,037,166	4.18
Construction & Building	18,007,563	4.47	16,763,460	4.11
Beverage, Food & Tobacco	15,979,012	3.97	16,045,201	3.94
Transportation: Cargo	14,173,279	3.52	14,037,710	3.44
Automotive	10,481,915	2.60	11,443,752	2.81
Aerospace & Defense	9,926,883	2.47	10,817,889	2.65
Chemicals, Plastics & Rubber	8,286,603	2.06	9,232,691	2.27
Environmental Industries	7,934,727	1.97	8,113,079	1.99
Consumer Goods: Non-Durable	4,201,745	1.04	4,411,807	1.08
Media: Advertising, Printing & Publishing	3,881,490	0.96	3,942,202	0.97
Wholesale	1,939,555	0.48	1,925,973	0.47
Hotels, Gaming & Leisure	1,876,545	0.47	1,788,581	0.44
Metals & Mining	1,559,561	0.39	1,574,836	0.39
Media: Diversified & Production	1,166,634	0.29	1,267,668	0.31
Retail	1,233,261	0.31	1,244,977	0.31
Energy: Oil & Gas	572,591	0.14	569,848	0.14
Telecommunications	496,237	0.12	497,494	0.12
Utilities: Water	230,329	0.06	230,329.00	0.06
Consumer Goods: Durable	125,188	0.03	137,759	0.03
Utilities: Electric	-	-	691,480	0.17
	$402,522,665	100.00%	$407,509,401	100.00%

Investments at fair value were included in the following geographic regions of the United States as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$102,467,588	25.45%	$102,949,533	25.26%
Midwest	86,402,029	21.47	86,202,891	21.15
Southeast	61,308,664	15.23	59,623,518	14.63
Southwest	50,920,278	12.65	53,942,491	13.24
West	41,286,315	10.26	44,371,505	10.89
East	39,920,656	9.92	40,283,635	9.89
South	11,887,921	2.95	11,218,875	2.75
Northwest	6,089,160	1.51	5,953,057	1.46
Other(a)	2,240,054	0.56	2,963,896	0.73
Total Investments	$402,522,665	100.00%	$407,509,401	100.00%

(a)
The company headquarters for UDG is located in Ireland. The company headquarters for Intertape Polymer is located in Canada. The company headquarters for Balcan is located in Canada. The company headquarters for Aurora is located in the United Kingdom. The company headquarters for PayByPhone is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2026:

For the Fiscal Years Ending December 31:	Amount
2026	$7,503,688
2027	21,351,399
2028	128,186,471
2029	107,996,407
2030	53,352,518
Thereafter	98,580,333
Total contractual repayments	416,970,816
Adjustments to cost basis on debt investments(a)	(4,460,921)
Total Cost Basis of Debt Investments Held at March 31, 2026:	$412,509,895

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

For the three months ended March 31, 2026, the Company recorded base management fees of $1,057,008 and waivers to the base management fees of $369,953, as set forth within the accompanying consolidated statements of operations. For the three months ended March 31, 2025, the Company recorded base management fees of $1,082,732 and waivers to the base management fees of $378,956, as set forth within the accompanying consolidated statements of operations.

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

For the three months ended March 31, 2026, the Company recorded Incentive Fees related to net investment income of $1,226,520. Offsetting the Incentive Fees for the three months ended March 31, 2026, were waivers of the Incentive Fees of $833,966, as set forth within the accompanying consolidated statements of operations. For the three months ended March 31, 2025, the Company recorded Incentive Fees related to net investment income of $1,337,809. Offsetting the Incentive Fees for the three months ended March 31, 2025, were waivers of the Incentive Fees of $872,650, as set forth within the accompanying consolidated statements of operations.

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

The Company accrued administrative fees of $66,250 for the three months ended March 31, 2026 and 2025, respectively, as set forth within the accompanying consolidated statements of operations.

Related Party Fees

Fees due to related parties as of March 31, 2026 and December 31, 2025 on the Company’s accompanying consolidated statements of assets and liabilities were as follows:

	March 31, 2026	December 31, 2025
Net base management fee due to Adviser	$687,055	$690,247
Net incentive fee due to Adviser	392,554	297,350
Total fees due to Adviser, net of waivers	1,079,609	987,597
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,145,859	$1,053,847

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$1,767,991	$5,934,049
Denominator for basic and diluted weighted average common shares	47,750,805	47,020,454
Basic and diluted net increase in net assets resulting from operations per common share	$0.04	$0.13

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

During the three months ended March 31, 2026, the Company executed a total of $15,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of the Company's earnings and profits. Given that the Company did not have sufficient earnings and profits to support the distribution, the entire value of the Tender Offer is treated as a return of capital for tax purposes.

During the year ended December 31, 2025, the Company executed no Tender Offers.

During the three months ended March 31, 2026, the Company declared distributions of $7,523,275, or $0.16 per share. The tax character of the distributions declared and paid represented $7,523,275, or $0.16 per share, from ordinary income and $0, or $0.00 per share, from tax return of capital. During the three months ended March 31, 2025, the Company declared distributions of $8,463,682, or $0.18 per share. The tax character of the distributions declared and paid represented $8,452,856, or $0.18 per share, from ordinary income and $10,826, or $0.00 per share, from tax return capital.

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

GAAP require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. For the years ended December 31, 2025 and 2024, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the consolidated statements of assets and liabilities. During the years ended December 31, 2025 and 2024, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to distribution redesignations and return of capital distributions.

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

	As of December 31, 2025	As of December 31, 2024
Other temporary book/tax differences	$(91,417)	$(111,731)
Net tax basis unrealized depreciation	(12,530,496)	(6,751,851)
Accumulated net realized loss	(10,873,267)	(8,936,610)
Components of tax distributable (deficit) earnings at period end	$(23,495,180)	$(15,800,192)

Certain losses incurred by the Company after October 31 of a taxable year are deemed to arise on the first business day of the Company’s next taxable year. The Company did not incur such losses after October 31 of the Company’s taxable year ended December 31, 2025.

Capital losses are generally eligible to be carried forward indefinitely, and retain their status as short-term or long-term in the manner originally incurred by the Company. As of December 31, 2025, the Company had long-term capital loss carryforward of $8,936,610. The Company has evaluated tax positions it has taken, expects to take, or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more-likely-than-not” be sustained by the applicable tax authority in accordance with ASC Topic 740, “Income Taxes,” as modified by ASC Topic 946. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for taxable years that may be open. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company’s U.S. federal tax returns for fiscal years 2025, 2024, and 2023 remain subject to examination by the Internal Revenue Service. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. During each of the years ended December 31, 2025, 2024, and 2023, no tax expense or any related interest or penalties were incurred.

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

As of March 31, 2026, there were no unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of March 31, 2026 and December 31, 2025, were 47,020,471 and 47,020,468, respectively.

During the three months ended March 31, 2026, the Fund issued $15,000,000 worth of shares of common stock effective January 2, 2026, and repurchased $15,000,000 worth of shares of common stock via Tender Offer that expired on February 10, 2026. Both of these transactions were non-cash settlements.

The following table details the activity of Stockholders’ Equity for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2025	$47,020	$442,003,508	$(23,495,180)	$418,555,348
Net investment income	—	—	7,783,536	7,783,536
Net realized loss from investment transactions	—	—	(39,312)	(39,312)
Net change in unrealized depreciation on investments	—	—	(5,976,233)	(5,976,233)
Issuance of shares	—	15,000,000	—	15,000,000
Repurchase of shares	—	(15,000,000)	—	(15,000,000)
Distributions to Stockholders	—	—	(7,523,275)	(7,523,275)
Reinvested Dividends	—	29	—	29
Balance as of March 31, 2026	$47,020	$442,003,537	$(29,250,464)	$412,800,093

Three Months Ended March 31, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	$47,020	$442,395,577	$(15,800,192)	$426,642,405
Net investment income	—	—	8,452,856	8,452,856
Net realized gain from investment transactions	—	—	133,380	133,380
Net change in unrealized depreciation on investments	—	—	(2,652,187)	(2,652,187)
Distributions to Stockholders	—	(10,826)	(8,452,856)	(8,463,682)
Reinvested Dividends	—	30	—	30
Balance as of March 31, 2025	$47,020	$442,384,781	$(18,318,999)	$424,112,802

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2026 and December 31, 2025, the Company had no short-term borrowings. For the three months ended March 31, 2026 and 2025, the Company recorded no interest expense in connection with short-term borrowings.

Note 9. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of such commitment may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the accompanying consolidated schedule of investments.

The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2026 and December 31, 2025:

							Unfunded Commitment Balances
Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	March 31, 2026	December 31, 2025

Midwest Eye Services	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	4.50%	8.18%	8/20/2027	Healthcare & Pharmaceuticals	$1,430,667	$1,576,000
Prime Pensions	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	2/26/2030	Banking, Finance, Insurance & Real Estate	1,253,333	1,253,333
Onyx Fire	Senior Secured Second Amendment Incremental DDTL	S+	4.50%	8.18%	7/31/2031	Services: Business	1,000,000	—
Summit Spine 2025	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	3/25/2031	Healthcare & Pharmaceuticals	986,972	986,972
Electro Methods	Senior Secured Revolving Credit Facility	S+	4.75%	8.43%	2/23/2032	Aerospace & Defense	812,714	812,714
Embark	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	9/2/2032	Services: Business	800,000	800,000
Minds + Assembly	Senior Secured Revolving Loan (First Lien)	S+	5.00%	8.68%	5/3/2029	Healthcare & Pharmaceuticals	683,230	683,230
Kenco	Senior Secured Revolving Credit Loan	S+	4.25%	7.93%	11/15/2029	Transportation: Cargo	666,614	913,170
Cherry Bekaert	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	6/30/2030	Banking, Finance, Insurance & Real Estate	531,399	616,472
Ned Stevens 2022-2	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	5.00%	8.68%	11/1/2029	Services: Consumer	511,968	708,787
Ned Stevens 2022-2	Senior Secured Revolving Loan	S+	5.00%	8.68%	11/1/2028	Services: Consumer	507,703	507,703
Miller Environmental	Senior Secured Delayed Draw Term Loan (General)	S+	5.00%	8.68%	9/10/2031	Environmental Industries	505,263	726,316
Aprio	Senior Secured 2025-2 Incremental Delayed Draw Term Loan	S+	4.75%	8.43%	8/1/2031	Services: Business	500,000	500,000
Frazier & Deeter	Senior Secured 2026 Incremental Delayed Draw Term Loan	S+	4.50%	8.18%	5/3/2032	Banking, Finance, Insurance & Real Estate	500,000	—
Sequel Ortho (fka OrthoNebraska)	Senior Secured Revolving Loan	S+	5.00%	8.68%	7/31/2028	Healthcare & Pharmaceuticals	481,266	481,266
Engine & Transmission Exchange	Senior Secured Revolving Loan	S+	5.00%	8.68%	5/26/2029	Automotive	478,873	513,078
Kept Companies	Senior Secured Revolving Loan	S+	5.25%	8.93%	4/30/2029	Services: Business	475,425	475,425
Summit Spine 2025	Senior Secured Revolving Loan	S+	4.75%	8.43%	3/25/2031	Healthcare & Pharmaceuticals	463,877	463,877
MediaRadar	Senior Secured Revolving Loan	S+	5.00%	8.68%	9/16/2029	Media: Advertising, Printing & Publishing	406,737	337,010
Miller Environmental	Senior Secured Revolving Loan	S+	5.00%	8.68%	9/10/2031	Environmental Industries	400,916	400,916
Prime Pensions	Senior Secured Revolving Credit	S+	4.75%	8.43%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	380,952
InnovateMR	Senior Secured Revolving Loan	S+	6.00%	9.68%	1/20/2028	Services: Business	365,388	365,388
Heartland	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.43%	12/12/2029	Services: Business	338,468	338,468
Amplix	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	10/18/2029	Services: Business	329,670	329,670
Midwest Eye Services	Senior Secured Fourth Amendment Incremental Revolving Loan	S+	4.50%	8.18%	8/20/2027	Healthcare & Pharmaceuticals	322,034	322,034
Kenco	Senior Secured DDTL	S+	4.25%	7.93%	11/15/2029	Transportation: Cargo	319,523	319,523
Eagle Fire	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.93%	7/15/2032	Services: Business	314,949	314,949
Trystar	Senior Secured Amendment No. 2 Incremental Delayed Draw Term Loan	S+	4.25%	7.93%	8/6/2031	Capital Equipment	312,500	—
Lindsay Precast	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	12/16/2032	Construction & Building	310,345	310,345
Vertellus	Senior Secured Revolving Credit Loan	S+	5.75%	9.43%	1/2/2029	Chemicals, Plastics & Rubber	308,611	284,028
Super-Sod	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	3/10/2032	Services: Consumer	303,030	—
Lindsay Precast	Senior Secured Revolving Loan	S+	4.75%	8.43%	12/16/2032	Construction & Building	284,483	284,483
RevHealth	Senior Secured Revolving Loan	S+	2.50%	6.18%	7/21/2028	Healthcare & Pharmaceuticals	282,534	333,904
Specialized Dental	Senior Secured Sixth Amendment DDTL	S+	4.75%	8.43%	11/1/2028	Healthcare & Pharmaceuticals	280,374	280,374
Associated Springs	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.75%	8.43%	4/4/2030	Capital Equipment	280,303	325,758
Beta+	Senior Secured Revolving Credit Loan	S+	4.25%	7.93%	7/1/2027	Banking, Finance, Insurance & Real Estate	276,289	193,402
A1 Garage Door	Senior Secured Revolving Loan	S+	4.50%	8.18%	12/22/2028	Construction & Building	275,482	275,482
Trystar	Senior Secured Revolving Credit Loan	S+	4.25%	7.93%	8/6/2031	Capital Equipment	272,724	272,724
Brown & Root	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/3/2030	Construction & Building	270,962	192,857
CCG	Senior Secured Revolving Facility	S+	4.50%	8.18%	12/30/2032	Services: Business	270,758	270,758
Dane Street	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	3/24/2033	Healthcare & Pharmaceuticals	270,000	—
Ivy Rehab	Senior Secured Amendment No. 3 Delayed Draw Term Loan	S+	5.00%	8.68%	4/23/2029	Healthcare & Pharmaceuticals	259,333	349,000
Gallo Mechanical	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	8/2/2032	Services: Business	253,934	253,934
Options IT	Senior Secured Effective Date Delayed Draw Term Loan	S+	4.50%	8.18%	9/30/2031	High Tech Industries	247,692	256,410
Super-Sod	Senior Secured Revolving Loan	S+	4.75%	8.43%	3/10/2032	Services: Consumer	242,424	—
Heartland	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	12/12/2029	Services: Business	238,484	252,112
Hissho Sushi	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	5/18/2029	Beverage, Food & Tobacco	238,095	238,095

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	March 31, 2026	December 31, 2025
Vortex Companies	Senior Secured Revolving Loan	S+	5.00%	8.68%	9/4/2029	Services: Business	$235,518	$235,518
Voeller	Senior Secured Initial Delayed Draw Term Loan	S+	4.75%	8.43%	11/25/2032	Construction & Building	232,558	232,558
Rover	Senior Secured Amendment No. 1 Incremental Delayed Draw Term Loan	S+	4.75%	8.43%	2/27/2031	Services: Consumer	229,500	376,500
Clearway	Senior Secured Tenth Amendment Delayed Draw Loan	S+	5.50%	9.18%	8/30/2030	Healthcare & Pharmaceuticals	226,837	226,837
Vessco	Senior Secured 2025 Incremental DDTL	S+	4.50%	8.18%	11/3/2032	Utilities: Water	225,623	225,623
Whitcraft	Senior Secured Revolving Loan	S+	5.00%	8.68%	9/30/2031	Aerospace & Defense	216,071	267,857
GoldenSource	Senior Secured Revolving Loan	S+	5.00%	8.68%	5/12/2028	Services: Business	215,962	215,962
Blue Cloud	Senior Secured Revolving Loan	S+	5.00%	8.68%	1/21/2031	Healthcare & Pharmaceuticals	210,227	68,182
PayByPhone	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	3/31/2033	High Tech Industries	205,128	—
Steward Partners	Senior Secured Delayed Draw Term C Loan	S+	4.75%	8.43%	10/14/2028	Banking, Finance, Insurance & Real Estate	200,889	388,667
Plaskolite	Senior Secured Revolving Credit Loan	S+	7.00%	10.68%	2/7/2030	Capital Equipment	200,067	235,294
TRG	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	1/5/2032	Capital Equipment	200,000	—
Gallo Mechanical	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	8/2/2032	Services: Business	195,334	195,334
Industrial Services Group	Senior Secured Revolving Loan	S+	5.75%	9.43%	12/7/2028	Services: Business	190,476	228,571
80/20	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	12/12/2032	Capital Equipment	190,476	190,476
O6 Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	8/5/2032	Environmental Industries	185,476	185,476
Levata	Senior Secured Sixteenth Amendment Incremental Delayed Draw Term Loan	S+	5.00%	8.68%	12/21/2027	Services: Business	184,075	184,075
Embark	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	9/2/2032	Services: Business	184,000	192,000
Secretariat	Senior Secured Delayed Draw Term Loan	S+	4.00%	7.68%	2/28/2032	Services: Business	180,723	180,723
Cerity Partners	Senior Secured Initial Revolving Loan	S+	4.50%	8.18%	7/28/2028	Banking, Finance, Insurance & Real Estate	172,043	240,860
Aurora Energy Research	Senior Secured Delayed Draw Term Facility Notes	S+	5.00%	8.68%	9/8/2032	Services: Business	166,667	166,667
VaxCare	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	6/17/2032	Healthcare & Pharmaceuticals	166,667	166,667
Aprio	Senior Secured Revolving Loan	S+	4.75%	8.43%	8/1/2031	Services: Business	166,455	249,682
Denali Water Solutions	Senior Secured Revolving Loan	S+	4.75%	8.43%	11/19/2032	Environmental Industries	164,103	—
O6 Environmental	Senior Secured Revolving Loan	S+	4.75%	8.43%	8/5/2032	Environmental Industries	162,291	162,291
Clearway	Senior Secured Revolving Loan	S+	5.50%	9.18%	8/30/2030	Healthcare & Pharmaceuticals	161,933	161,933
Capital Consultants Management	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	11/1/2031	Services: Business	157,746	157,746
Aptive Environmental	Senior Secured Initial Revolving Loan	S+	4.75%	8.43%	10/15/2032	Services: Consumer	155,039	155,039
AGS Health	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	8/2/2032	Healthcare & Pharmaceuticals	151,520	83,340
Rover	Senior Secured Revolving Loan	S+	4.75%	8.43%	2/27/2031	Services: Consumer	150,000	150,000
Dun & Bradstreet	Senior Secured Revolving Credit Loan	S+	5.50%	9.18%	8/26/2032	Services: Business	150,000	150,000
Liberty Group	Senior Secured Revolving Loan	S+	5.75%	9.43%	12/15/2028	Services: Business	147,727	147,727
Tank Holding	Senior Secured Revolving Credit Loan	S+	5.75%	9.43%	3/31/2028	Capital Equipment	147,692	147,692
Voeller	Senior Secured Revolving Loan	S+	4.75%	8.43%	11/25/2032	Construction & Building	147,287	186,047
Inhabit	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	1/12/2032	High Tech Industries	138,889	138,889
Lexitas	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.68%	4/15/2031	Services: Business	136,546	144,947
EPIC Insurance	Senior Secured Fifth Amendment Refinancing Revolving Loan	S+	4.50%	8.18%	9/29/2028	Banking, Finance, Insurance & Real Estate	134,981	179,699
Eagle Fire	Senior Secured Initial Revolving Loan	S+	4.50%	8.18%	7/15/2032	Services: Business	134,615	134,615
Insight Global	Senior Secured 2024 Refinancing Revolving Loan	S+	5.00%	8.68%	9/22/2028	Services: Business	134,178	134,178
AI Fire & Safety	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	2/2/2032	Services: Business	129,779	174,632
Americhem	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	3/1/2032	Chemicals, Plastics & Rubber	128,571	128,571
PayByPhone	Senior Secured Revolving Credit	S+	4.75%	8.43%	3/31/2033	High Tech Industries	128,205	—
Discovery Education	Senior Secured Revolving Credit Loan (First Lien)	S+	5.75%	9.43%	4/9/2029	Services: Business	128,205	76,923
80/20	Senior Secured Revolving Loan	S+	4.50%	8.18%	12/12/2032	Capital Equipment	126,984	126,984
Dane Street	Senior Secured Revolving Loan	S+	4.50%	8.18%	3/24/2033	Healthcare & Pharmaceuticals	125,000	—
TRG	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	1/5/2032	Capital Equipment	125,000	—
Steward Partners	Senior Secured Revolving Loan	S+	4.75%	8.43%	10/14/2028	Banking, Finance, Insurance & Real Estate	125,000	125,000
SupplyHouse	Senior Secured Revolving Credit Loan	S+	4.00%	7.68%	7/1/2032	Capital Equipment	125,000	125,000
Electric Power Engineers	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	12/31/2031	Construction & Building	123,810	238,095
Shrieve	Senior Secured Revolving Credit Loan	S+	6.00%	9.68%	10/30/2030	Chemicals, Plastics & Rubber	114,792	147,694
Healthcare Linen Service Group	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	2/2/2033	Healthcare & Pharmaceuticals	111,940	—
APT Healthcare	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	9/30/2031	Healthcare & Pharmaceuticals	111,111	111,111
APT Healthcare	Senior Secured Initial Revolving Credit Loan	S+	4.50%	8.18%	9/30/2031	Healthcare & Pharmaceuticals	111,111	111,111
Industrial Physics	Senior Secured Revolving Credit Loan	S+	6.25%	9.93%	7/19/2028	Containers, Packaging & Glass	107,759	47,414
RailPros	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.93%	5/24/2032	Construction & Building	107,692	153,846
VC3	Senior Secured RC	S+	5.00%	8.68%	3/12/2029	Services: Business	107,692	107,692
PlayPower	Senior Secured Revolving Loan	S+	5.25%	8.93%	10/29/2030	Construction & Building	106,092	106,092

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	March 31, 2026	December 31, 2025
Ascend	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	8/11/2031	Services: Business	$103,093	$171,821
Cirtec Medical	Senior Secured Revolving Credit (First Lien)	S+	5.00%	8.68%	10/31/2028	Healthcare & Pharmaceuticals	102,778	116,667
Ivy Rehab	Senior Secured Revolving Credit Loan (First Lien)	S+	4.75%	8.43%	4/21/2028	Healthcare & Pharmaceuticals	101,347	131,650
Tronair	Senior Secured Revolving Loan	S+	3.75%	7.43%	12/22/2032	Aerospace & Defense	100,000	100,000
Associated Springs	Senior Secured Revolving Loan	S+	4.75%	8.43%	4/4/2030	Capital Equipment	94,406	94,406
FMG Suite	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	9/9/2032	Services: Consumer	94,340	94,340
Americhem	Senior Secured Revolving Loan	S+	4.50%	8.18%	3/1/2032	Chemicals, Plastics & Rubber	90,909	90,909
Precision Concepts	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	8/2/2032	Containers, Packaging & Glass	90,471	105,004
AI Fire & Safety	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	2/2/2032	Services: Business	89,820	89,820
Burke Porter Group	Senior Secured Revolving Credit Loan	S+	6.00%	9.68%	7/29/2028	Capital Equipment	88,872	98,809
Aprio	Senior Secured 2025 Incremental Delayed Draw Term Loan	S+	4.75%	8.43%	8/1/2031	Services: Business	87,884	343,877
Inhabit	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	1/12/2032	High Tech Industries	87,715	87,715
Frazier & Deeter	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	5/3/2032	Banking, Finance, Insurance & Real Estate	86,765	86,765
Kept Companies	Senior Secured DDTAL Loan	S+	5.25%	8.93%	4/30/2029	Services: Business	84,531	229,903
AGS Health	Senior Secured Delayed Draw Term Loan	S+	4.50%	8.18%	8/2/2032	Healthcare & Pharmaceuticals	83,340	151,520
Avalon	Senior Secured Revolving Credit Loan	S+	4.50%	8.18%	12/31/2031	Healthcare & Pharmaceuticals	83,333	83,333
Trystar	Senior Secured Amendment No. 2 Incremental Revolver	S+	4.25%	7.93%	8/6/2031	Capital Equipment	83,333	—
Leaf Home	Senior Secured Revolving Credit Loan	S+	5.25%	8.93%	9/4/2031	Construction & Building	83,250	99,000
Industrial Electric Manufacturing	Senior Secured 2025 Incremental DDTL	S+	4.50%	8.18%	12/3/2031	Capital Equipment	81,226	81,226
RailPros	Senior Secured Revolving Loan	S+	4.25%	7.93%	5/24/2032	Construction & Building	80,666	80,666
Apex Service Partners	Senior Secured 2024 Revolving Credit Loan	S+	5.00%	8.68%	10/24/2029	Services: Consumer	79,053	107,800
Aptive Environmental	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	10/15/2032	Services: Consumer	77,519	77,519
Pegasus	Senior Secured Amendment No. 1 Delayed Draw Term Loan	S+	4.75%	8.43%	1/19/2031	Capital Equipment	76,955	85,789
AIA Contract	Senior Secured Revolving Loan	S+	4.75%	8.43%	7/2/2031	Services: Business	75,758	75,758
Health Management Associates	Senior Secured Revolving Loan	S+	6.25%	9.93%	3/30/2029	Services: Business	71,048	71,048
Nvision	Senior Secured Revolving Loan	S+	5.50%	9.18%	12/31/2028	Healthcare & Pharmaceuticals	67,470	85,071
Alliance Environmental Group	Senior Secured Priority Revolving Loan	S+	0.00%	3.68%	12/30/2028	Environmental Industries	66,225	66,225
Options IT	Senior Secured Revolving Loan	S+	4.50%	8.18%	3/31/2031	High Tech Industries	65,225	65,225
MB2 Dental	Senior Secured Revolving Loan	S+	5.50%	9.18%	2/13/2031	Healthcare & Pharmaceuticals	64,171	54,813
insightsoftware	Senior Secured Revolving Loan	S+	5.25%	8.93%	5/25/2028	High Tech Industries	62,273	82,451
Radwell	Senior Secured Revolving Loan	S+	5.50%	9.18%	4/1/2029	Capital Equipment	61,332	66,665
Carlisle Foodservice	Senior Secured Revolving Loan	S+	5.00%	8.68%	10/2/2029	Wholesale	61,238	75,204
Electric Power Engineers	Senior Secured Revolving Loan	S+	4.50%	8.18%	12/31/2031	Construction & Building	58,065	96,774
Lexitas	Senior Secured Revolving Credit Loan	S+	5.00%	8.68%	4/15/2031	Services: Business	57,274	57,274
R. F. Fager	Senior Secured Revolving Loan	S+	5.00%	8.68%	3/4/2030	Services: Consumer	56,942	49,033
FMG Suite	Senior Secured Revolving Loan	S+	4.75%	8.43%	9/9/2032	Services: Consumer	56,604	56,604
Argano	Senior Secured Revolving Credit Loan	S+	5.50%	9.18%	9/13/2029	Services: Business	55,647	55,647
Aurora Energy Research	Senior Secured Original Revolving Facility Notes	S+	5.00%	8.68%	9/8/2032	Services: Business	55,556	55,556
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.18%	8/2/2032	Healthcare & Pharmaceuticals	53,040	30,300
S&P Engineering Solutions	Senior Secured 2024 Converted Revolving Credit Loan	S+	5.00%	8.68%	5/2/2029	Services: Business	49,020	49,020
Trace3	Senior Secured Delayed Draw Term B Loan	S+	4.00%	7.68%	10/29/2032	Services: Business	47,619	47,619
Specialized Dental	Senior Secured Revolving Loan	S+	4.75%	8.43%	11/1/2028	Healthcare & Pharmaceuticals	46,729	46,729
Encore	Senior Secured Revolving Loan	S+	5.00%	8.68%	12/5/2029	Hotels, Gaming & Leisure	44,861	54,709
Healthcare Linen Service Group	Senior Secured Revolving Credit Loan	S+	4.75%	8.43%	2/2/2033	Healthcare & Pharmaceuticals	44,776	—
Alliance Environmental Group	Senior Secured Revolving Loan	S+	0.00%	3.68%	12/30/2028	Environmental Industries	44,702	102,649
Vessco	Senior Secured Revolving Loan	S+	4.50%	8.18%	11/3/2032	Utilities: Water	42,308	42,308
Ohio Transmission	Senior Secured Delayed Draw Term Loan	S+	5.75%	9.43%	12/19/2030	Capital Equipment	40,329	40,329
Nvision	Senior Secured First Amendment Delayed Draw Term Loan	S+	5.50%	9.18%	12/31/2028	Healthcare & Pharmaceuticals	34,665	34,665

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	March 31, 2026	December 31, 2025
LightBox	Senior Secured Revolving Loan	S+	5.00%	8.68%	1/13/2030	High Tech Industries	32,960	32,960
AGS Health	Senior Secured Tranche A Revolving Credit Loan	S+	4.50%	8.18%	8/2/2032	Healthcare & Pharmaceuticals	30,300	53,040
Frazier & Deeter	Senior Secured Revolving Loan	S+	4.50%	8.18%	5/2/2031	Banking, Finance, Insurance & Real Estate	29,412	88,235
Ohio Transmission	Senior Secured Initial Revolving Loan	S+	5.75%	9.43%	12/19/2029	Capital Equipment	27,733	20,800
Mitratech	Senior Secured Delayed Draw Term Loan	S+	4.75%	8.43%	12/2/2031	Services: Business	22,936	22,936
Keter Environmental Services	Senior Secured Revolving Loan	S+	5.25%	8.93%	10/29/2027	Environmental Industries	22,610	49,096
Augusta Sportswear	Senior Secured Revolving Credit Loan	S+	7.00%	10.68%	11/21/2028	Consumer Goods: Non-Durable	19,664	103,887
R. F. Fager	Senior Secured Delayed Draw Term Loan	S+	5.00%	8.68%	3/4/2030	Services: Consumer	18,506	83,515
Mitratech	Senior Secured Revolving Loan	S+	4.75%	8.43%	12/2/2031	Services: Business	18,349	18,349
FLS Transportation	Senior Secured Revolving Credit Loan	S+	5.25%	8.93%	12/17/2027	Transportation: Cargo	1,111	1,111
Nvision	Senior Secured Fourth Amendment Delayed Draw Term Loan	S+	5.50%	9.18%	12/31/2028	Healthcare & Pharmaceuticals	—	817,121
Trystar	Senior Secured Delayed Draw Term Loan	S+	4.25%	7.93%	8/6/2031	Capital Equipment	—	411,993
EPIC Insurance	Senior Secured Refinancing Third Amendment Delayed Draw Term Loan	S+	4.50%	8.18%	9/29/2028	Banking, Finance, Insurance & Real Estate	—	353,029
EyeSouth Partners	Senior Secured Amendment No.2 Delayed Draw Term Loan (First Lien)	S+	5.50%	9.18%	10/5/2029	Healthcare & Pharmaceuticals	—	208,323
Denali Water Solutions	Senior Secured Revolving Loan	S+	5.50%	9.18%	1/29/2026	Environmental Industries	—	196,154
MB2 Dental	Senior Secured Tranche 1 Delayed Draw Term Loan	S+	5.50%	9.18%	2/13/2031	Healthcare & Pharmaceuticals	—	160,428
Apex Service Partners	Senior Secured Second Amendment Incremental DDTL Loan	S+	5.00%	8.68%	10/24/2030	Services: Consumer	—	116,393
Micro Merchant Systems	Senior Secured Revolving Loan	S+	4.50%	8.18%	12/14/2027	Healthcare & Pharmaceuticals	—	111,111
insightsoftware	Senior Secured Seventh Supplemental DDTL	S+	5.25%	8.93%	5/25/2028	High Tech Industries	—	103,333
USALCO	Senior Secured 2025 Delayed Draw Term Loan	S+	3.50%	7.18%	9/30/2031	Chemicals, Plastics & Rubber	—	103,030
Vensure	Senior Secured Initial Delayed Draw Term Loan	S+	5.00%	8.68%	9/27/2031	Services: Business	—	31,253
Ascend	Senior Secured Closing Date Delayed Draw Term Loan	S+	4.50%	8.18%	8/11/2031	Services: Business	—	25,773
United Comfort Group (fka United Air Temp)	Senior Secured Revolving Loan	S+	5.50%	9.18%	3/28/2030	Services: Consumer	—	14,756

							$33,983,424	$35,365,597

Unfunded commitments represent all amounts unfunded as of March 31, 2026 and December 31, 2025. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Per Share Data:
Net asset value, beginning of period	$8.90	$9.07
Net investment income(a)	0.16	0.18
Net realized gain (loss) on investments and change in unrealized depreciation on investments(a)(b)	(0.12)	(0.05)
Net increase in net assets resulting from operations	$0.04	$0.13
Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.16)	(0.18)
Distributions to stockholders from return of capital(a)	—	(0.00)
Net asset value at end of period	$8.78	$9.02
Total return(c) (g)	0.43%	1.42%
Shares of common stock outstanding at end of period	47,020,471	47,020,457
Consolidated Statement of Assets and Liabilities Data:
Net assets at end of period	$412,800,093	$424,112,802
Average net assets(d)	416,530,321	425,799,204
Ratio/Supplemental Data:
Ratio of gross expenses before incentive fees to average net assets - annualized(e)	1.40%	1.39%
Ratio of gross expenses after incentive fees to average net assets - annualized(e)	2.59%	2.67%
Ratio of net expenses to average net assets - annualized(f)	1.42%	1.48%
Ratio of net investment income to average net assets - annualized	7.58%	8.05%
Portfolio turnover(g)	3.46%	0.58%

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

Note 12. Subsequent Events

The Company has evaluated subsequent events through May 12, 2026, the date of which the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded there are no material items that warrant disclosure. Subsequent to March 31, 2026 and through May 12, 2026, the Company invested $4,628,629 at cost in 51 different portfolio companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, except where the context suggests otherwise, the terms “we,” us,” our” and the “Company” refer to Audax Credit BDC Inc. The information contained in this section should be read in the conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this quarterly report.

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
•
our ability to qualify and maintain our qualification as a BDC and as a RIC; and
•
the risks, uncertainties and other factors we identify in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2025 filed with the SEC on March 20, 2026 (the “Annual Report”).

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of March 31, 2026, was approximately $402,522,665 and held in 268 portfolio companies as of March 31, 2026. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2025, was approximately $407,509,401, and we held investments in 268 portfolio companies as of December 31, 2025.

During the three months ended March 31, 2026, we invested in 27 new syndicated investments for a combined $9,422,440 and in existing investments for a combined $5,035,492. We also received $11,604,044 in repayments from investments and $2,355,369 from investments sold during the three months ended March 31, 2026. During the three months ended March 31, 2025, we invested in 25 new syndicated investments for a combined $16,052,763 and in existing investments for a combined $7,123,466. We also received $20,634,208 in repayments from investments and $2,362,943 from investments sold during the three months ended March 31, 2025.

In addition, for the three months ended March 31, 2026, we had a change in unrealized depreciation of approximately $5,976,233, and realized gains (losses) of $(39,312). For the three months ended March 31, 2025, we had a change in unrealized depreciation of approximately $2,652,187, and realized gains (losses) of $133,380.

Our investment activity for the three months ended March 31, 2026 and 2025, is presented below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning investment portfolio, at fair value	$407,509,401	$410,031,275
Investments in new portfolio investments	9,422,440	16,052,763
Investments in existing portfolio investments	5,035,492	7,123,466
Principal repayments	(11,604,044)	(20,634,208)
Proceeds from investments sold	(2,355,369)	(2,362,943)
Change in premiums, discounts and amortization	530,290	541,463
Net change in unrealized depreciation on investments	(5,976,233)	(2,652,187)
Realized (loss) gain loss on investments	(39,312)	133,380
Ending portfolio investment activity, at fair value	$402,522,665	$408,233,009
Number of portfolio investments	338	291
Average investment amount, at cost	$1,246,649	$1,435,834
Percentage of investments at floating rates	100.00%	100.00%

As of March 31, 2026 and December 31, 2025, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2026 through May 12, 2026, the Company invested $4,628,629 at cost in 51 different portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three months ended March 31, 2026 and 2025 is presented in the table below.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total interest income from non-controlled/non-affiliated investments	$9,212,748	$9,916,756
Total interest on cash	7,056	59,392
Total fee income	20,143	25,990
Total investment income	$9,239,947	$10,002,138

Total investment income for the three months ended March 31, 2026 decreased to $9,239,947 from $10,002,138 for the three months ended March 31, 2025, and was primarily driven by a decrease in interest rate spreads over the period. As of March 31, 2026 and 2025, the size of our debt portfolio was $412,509,895 and $411,574,595 at amortized cost, respectively, with total debt principal amount outstanding of $416,970,816 and $416,385,124, respectively.

Expenses

Total expenses net of waivers for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Base management fee(a)	$1,057,008	$1,082,732
Incentive fee(a)	1,226,520	1,337,809
Professional fees	178,416	136,886
Directors' fees	46,436	72,750
Administrative fee(a)	66,250	66,250
Other expenses	85,700	104,461
Total expenses	2,660,330	2,800,888
Base management fee waivers(a)	(369,953)	(378,956)
Incentive fee waivers(a)	(833,966)	(872,650)
Total expenses, net of waivers	$1,456,411	$1,549,282

(a)
Refer to Note 4-Related Party Transactions within the consolidated financial statements for a description of the relevant fees.

The decrease in base management fees before waivers for the three months ended March 31, 2026 in comparison to the three months ended March 31, 2025 was driven by our decreasing average gross assets balance. For the three months ended March 31, 2026 and 2025, we accrued gross base management fees before waivers of $1,057,008 and $1,082,732, respectively. Offsetting those fees, we recognized base management fee waivers of $369,953 and $378,956 for three months ended March 31, 2026 and 2025, respectively.

The decrease in incentive fees before waivers for the three months ended March 31, 2026 in comparison to the three months ended March 31, 2025 was driven by our decrease in net investment income. For the three months ended March 31, 2026 and 2025, we accrued incentive fees related to net investment income before waivers of $1,226,520 and $1,337,809, respectively. Offsetting those fees for the three months ended March 31, 2026 and 2025, we recognized incentive fee waivers of $833,966 and $872,650, respectively.

Additionally, we accrued $66,250 of administrative fees for each of the three months ended March 31, 2026 and 2025, respectively. Refer to Note 4 — Related Party Transactions in the notes accompanying our consolidated financial statements for more information related to base management fees, incentive fees and waivers.

During the three months ended March 31, 2026, we incurred professional fees of $178,416, related to audit fees, tax fees, and legal fees. During the three months ended March 31, 2025, we incurred professional fees of $136,886, related to audit fees, tax fees, and legal fees.

During the three months ended March 31, 2026, we incurred expenses related to fees paid to our independent directors of $46,436. During the three months ended March 31, 2025, we incurred expenses related to fees paid to our independent directors of $72,750.

During the three months ended March 31, 2026, we incurred no interest expense in connection with our short-term borrowings. During the three months ended March 31, 2025, we incurred no interest expense in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our consolidated financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $(39,312) and $133,380 in net realized gains (losses) for the three months ended March 31, 2026 and 2025, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2026 and 2025 was as follows:

Type	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
First Lien Debt	$(3,430,410)	$(1,917,992)
Unitranche Debt	(936,238)	(944,560)
Second Lien Debt	(1,373,956)	2,732
Equity and Preferred Shares	(235,629)	207,633
Net change in unrealized depreciation on investments	$(5,976,233)	$(2,652,187)

Net change in unrealized depreciation on investments during the three months ended March 31, 2026 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation on investments during the three months ended March 31, 2025 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses, cash distributions to our stockholders, and repurchases of common stock from our stockholders. As of March 31, 2026 and December 31, 2025, we had cash of $11,727,871 and $12,817,052, respectively.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $6,434,065. The primary operating activities during this period were investments in portfolio companies. The Company invested $9,422,440 in new portfolio investments and $5,035,492 in existing portfolio investments during the three months ended March 31, 2026. This was offset by repayments of bank loans and sales of investments of $11,604,044 and $2,355,369, respectively. Net cash provided by operating activities for the three months ended March 31, 2025 was $4,100,964. The primary operating activities during this period were investments in portfolio companies. The Company invested $16,052,763 in new portfolio investments and $7,123,466 in existing portfolio investments during the three months ended March 31, 2025. This was offset by repayments of bank loans and sales of investments of $20,634,208 and $2,362,943, respectively.

As of March 31, 2026, we had 162 investments with unfunded commitments of $33,983,424. As of December 31, 2025, we had 160 investments with unfunded commitments of $35,365,597. We believe that, as of both March 31, 2026 and December 31, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning investment portfolio	$407,509,401	$410,031,275
Investments in new portfolio investments	9,422,440	16,052,763
Investments in existing portfolio investments	5,035,492	7,123,466
Principal repayments	(11,604,044)	(20,634,208)
Proceeds from sales of investments	(2,355,369)	(2,362,943)
Net change in unrealized depreciation on investments	(5,976,233)	(2,652,187)
Net realized (loss) gain on investments	(39,312)	133,380
Net change in premiums, discounts and amortization	530,290	541,463
Investment Portfolio, at Fair Value	$402,522,665	$408,233,009

Financing Activities

Net cash used in our financing activities for the three months ended March 31, 2026 was $7,523,246, which consisted of $15,000,000 from issuances of 1,685,393 shares to our stockholders in connections with our capital calls during the period, $15,000,000 in repurchases of 1,685,393 shares to our stockholders in connection with the Tender Offer during the period, and $7,523,246 of distributions paid to our common stockholders during the period. Net cash used in our financing activities for the three months ended March 31, 2025 was $8,463,652, which consisted of $8,463,652 of distributions paid to our common stockholders during the period.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	On December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024
$66,000,000	October 1, 2024
$15,000,000	December 15, 2025

As of March 31, 2026, there were no unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of March 31, 2026 and December 31, 2025, were 47,020,471 and 47,020,468, respectively.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $7,523,275, or $0.16 per share during the three months ended March 31, 2026. We declared distributions of $8,463,682, or $0.18 per share during the three months ended March 31, 2025.

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

Related Party Fees

For the three months ended March 31, 2026 and 2025, we recorded base management fees of $1,057,008 and $1,082,732, respectively. Offsetting these fees were waivers to the base management fees of $369,953 and $378,956, respectively, as set forth within the accompanying consolidated statements of operations.

For the three months ended March 31, 2026 and 2025, we recorded incentive fees of $1,226,520 and $1,337,809, respectively. Offsetting these waivers to the incentive fees of $833,966 and $872,650, respectively, as set forth within the accompanying consolidated statements of operations.

For both the three months ended March 31, 2026 and 2025, we recorded administrative fees of $66,250, as set forth within the accompanying consolidated statements of operations.

Fees due to related parties as of March 31, 2026 and December 31, 2025 on our accompanying consolidated statements of assets and liabilities were as follows:

	March 31, 2026	December 31, 2025
Net base management fee due to Adviser	$687,055	$690,247
Net incentive fee due to Adviser	392,554	297,350
Total fees due to Adviser, net of waivers	1,079,609	987,597
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,145,859	$1,053,847

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

On January 13, 2026, we issued a Tender Offer to repurchase $15,000,000 worth of Common Stock. The Offer was accepted on February 10, 2026.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of March 31, 2026, we had 162 investments with unfunded commitments of $33,983,424. As of December 31, 2025, we had 160 investments with unfunded commitments of $35,365,597. We believe that, as of March 31, 2026 and December 31, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	12,509,124
Up 200 basis points	8,339,416
Up 100 basis points	4,169,708
Down 100 basis points	(4,169,708)
Down 200 basis points	(8,339,416)
Down 300 basis points	(12,509,124)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Audax Credit BDC Inc.

Date: May 12, 2026	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: May 12, 2026	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer