Form 10-Q
period 2026-06-30
Audax Credit BDC Inc.
filed 2026-08-13
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had 47,020,475 shares of common stock, par value $0.001 per share, outstanding as of August 13, 2026.

1

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Consolidated Statements of Assets and Liabilities

June 30, 2026 and December 31, 2025

(Expressed in U.S. Dollars)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $404,197,839 and $420,392,905, respectively)	$383,150,883	$407,509,401
Cash and cash equivalents	24,371,020	12,817,052
Interest receivable	2,475,976	2,414,958
Receivable from investments sold	2,392,847	80,570
Receivable from bank loan repayment	88,829	49,640
Total Assets	$412,479,555	$422,871,621
Liabilities
Payable for investments purchased	$1,202,143	$2,600,667
Fees due to investment advisor, net of waivers(a)	1,064,737	987,597
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	699,418	661,759
Total Liabilities	$3,032,548	$4,316,273
Commitments and contingencies(b)
Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 47,020,475 and 47,020,468 shares issued and outstanding, respectively	$47,020	$47,020
Capital in excess of par value	441,887,263	442,003,508
Total distributable loss	(32,487,276)	(23,495,180)
Total Net Assets	$409,447,007	$418,555,348
Net Asset Value per Share of Common Stock at End of Period	$8.71	$8.90
Shares Outstanding	47,020,475	47,020,468

(a)
Refer to Note 4-Related Party Transactions for additional information.
(b)
Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment Income
Non-Control/Non-Affiliate
Interest income	$9,083,340	$9,801,942	$18,296,088	$19,718,698
Interest on cash	11,377	47,701	18,434	107,093
Total interest income	9,094,717	9,849,643	18,314,522	19,825,791
Non-Control/Non-Affiliate
Fee income	34,355	13,128	54,498	39,118
Total income	9,129,072	9,862,771	18,369,020	19,864,909
Expenses
Base management fee(a)	$1,041,661	$1,067,099	$2,098,669	$2,149,831
Incentive fee(a)	1,200,789	1,312,345	2,427,309	2,650,154
Professional fees	240,742	185,489	419,159	322,374
Directors' fees	46,655	68,250	93,090	141,000
Administrative fee(a)	66,250	66,250	132,500	132,500
Other expenses	93,775	100,906	179,475	205,366
Expenses before waivers from investment adviser and administrator	2,689,872	2,800,339	5,350,202	5,601,225
Base management fee waivers(a)	(364,581)	(373,485)	(734,534)	(752,441)
Incentive fee waivers(a)	(813,132)	(861,632)	(1,647,098)	(1,734,282)
Total expenses, net of waivers	1,512,159	1,565,222	2,968,570	3,114,502
Net Investment Income	7,616,913	8,297,549	15,400,450	16,750,407
Realized and Unrealized Gain (Loss) on Non-Control/Non-Affiliate Investments
Net realized (loss) gain on investments	(789,332)	176,475	(828,644)	309,855
Net change in unrealized depreciation on investments	(2,187,219)	(649,633)	(8,163,452)	(3,301,820)
Net realized and unrealized loss on investments	(2,976,551)	(473,158)	(8,992,096)	(2,991,965)
Net Increase in Net Assets Resulting from Operations	$4,640,362	$7,824,391	$6,408,354	$13,758,442
Basic and Diluted per Share of Common Stock:
Net increase in net assets resulting from operations	$0.10	$0.17	$0.14	$0.29
Weighted average shares of common stock outstanding basic and diluted	47,020,471	47,020,458	47,383,621	47,020,456

(a)
Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Operations
Net investment income	$15,400,450	$16,750,407
Net realized (loss) gain on investments	(828,644)	309,855
Net change in unrealized depreciation on investments	(8,163,452)	(3,301,820)
Net increase in net assets resulting from operations	6,408,354	13,758,442
Distributions:
Distributions of ordinary income to common stockholders (a)	(15,400,450)	(16,750,407)
Return of capital to common stockholders (a)	(116,305)	(176,957)
Total distributions	(15,516,755)	(16,927,364)
Capital Share Transactions:
Issuance of common stock	15,000,000	—
Repurchases of common stock (a)	(15,000,000)	—
Reinvestment of common stock	60	61
Net increase in net assets from capital share transactions	60	61
Net (Decrease) Increase in Net Assets	(9,108,341)	(3,168,861)
Net Assets, Beginning of Period	418,555,348	426,642,405
Net Assets, End of Period	$409,447,007	$423,473,544

(a)
Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,408,354	$13,758,442
Adjustments to reconcile net increase in net assets from
operations to net cash provided by operating activities:
Net realized loss (gain) on investments	828,644	(309,855)
Net change in unrealized depreciation on investments	8,163,452	3,301,820
Accretion of original issue discount interest and payment-in-kind interest	(1,134,258)	(967,776)
Increase in interest receivable	(61,018)	(101,805)
Increase in other assets	—	(159,036)
Increase in accrued expenses and other liabilities	37,659	58,125
Increase (decrease) in fees due to investment advisor(a)	77,140	(52,121)
Investments purchased	(29,147,923)	(44,283,773)
Proceeds from investments sold	15,679,281	2,775,026
Repayment of bank loans	26,219,332	46,835,227
Net cash provided by operating activities	27,070,663	20,854,274
Cash flows from financing activities:
Distributions paid to common stockholders	(15,516,695)	(16,927,303)
Net cash used in financing activities	(15,516,695)	(16,927,303)
Net increase in cash and cash equivalents	11,553,968	3,926,971
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	12,817,052	19,737,091
Cash and cash equivalents, end of period	$24,371,020	$23,664,062
Supplemental non-cash information
Issuance of shares of common stock	15,000,000	—
Repurchases of shares of common stock	(15,000,000)	—
Issuance of common shares in connection with dividend reinvestment plan	60	61
Payment-in-kind ("PIK") interest income	$611,469	$511,240

(a)
Refer to Note 4-Related Party Transactions for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc.
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i):
Services: Business
Vortex Companies	(j)	1st Lien Term Loan	S+	5.00%	8.73%	9/1/2023	9/4/2029	$4,976,650	$4,926,588	$4,976,629
Amplix	(j)	Unitranche Term Loan	S+	4.50%	8.23%	10/19/2023	10/18/2029	4,288,553	4,210,284	4,288,553
InnovateMR	(j)	1st Lien Term Loan	S+	6.00%	9.73%	12/16/2021	1/20/2028	4,056,173	4,034,715	4,056,173
Industrial Services Group	(j)	Unitranche Term Loan	S+	5.75%	9.48%	12/7/2022	12/7/2028	4,053,086	4,000,130	4,053,086
CoAdvantage		1st Lien Term Loan	S+	5.50%	9.23%	8/2/2023	8/2/2029	3,744,136	3,744,136	3,702,015
LegalShield	(k)	1st Lien Term Loan	S+	3.25%	6.98%	12/7/2021	12/15/2028	3,844,417	3,827,395	3,522,717
Kept Companies		1st Lien Term Loan	S+	5.25%	8.98%	4/30/2024	4/30/2029	3,502,750	3,469,397	3,476,479
GoldenSource	(j)	Unitranche Term Loan	S+	5.00%	8.73%	3/25/2022	5/12/2028	3,315,970	3,271,336	3,315,970
Eliassen		Unitranche Term Loan	S+	5.75%	9.48%	3/31/2022	4/14/2028	3,362,843	3,342,240	3,270,364
Discovery Education		Unitranche Term Loan	S+	2.88%, 5.72% PIK	12.32%	3/25/2022	4/9/2029	4,045,640	4,014,913	2,872,405
The Facilities Group		Unitranche Term Loan	S+	5.75%	9.48%	12/10/2021	11/30/2028	2,888,755	2,877,961	2,856,257
Argano		1st Lien Term Loan	S+	5.50%	9.23%	9/13/2024	9/13/2029	2,791,686	2,749,524	2,770,748
CoolSys	(k)	1st Lien Term Loan	S+	2.50%, 2.75% PIK	9.73%	8/4/2021	2/11/2030	3,005,920	2,995,133	2,328,386
Epiq	(k)	1st Lien Term Loan	S+	4.00%	7.73%	7/17/2024	4/26/2029	2,244,868	2,182,957	2,051,809
Vensure		1st Lien Term Loan	S+	5.00%	8.73%	9/23/2024	9/27/2031	1,971,678	1,951,678	1,949,497
VC3	(j)	Unitranche Term Loan	S+	5.00%	8.73%	9/16/2022	3/12/2027	1,862,141	1,849,781	1,862,141
Liberty Group	(j)	Unitranche Term Loan	S+	5.75%	9.48%	6/6/2022	6/15/2028	1,876,705	1,861,584	1,853,692
Mediaocean	(k)	1st Lien Term Loan	S+	3.50%	7.23%	12/9/2021	12/15/2028	1,915,000	1,907,468	1,840,076
InnovateMR	(j)	1st Lien Term Loan	S+	6.50%	10.23%	12/23/2022	1/20/2028	1,820,106	1,799,505	1,820,106
CCG		Unitranche Term Loan	S+	4.50%	8.23%	12/30/2025	12/30/2032	1,724,919	1,708,562	1,720,606
Embark	(j)	1st Lien Term Loan	S+	4.50%	8.23%	8/27/2025	9/2/2032	1,551,100	1,535,648	1,543,345
Dun & Bradstreet		Unitranche Term Loan	S+	5.50%	9.23%	6/30/2025	8/26/2032	1,492,500	1,479,435	1,488,769
Secretariat		1st Lien Term Loan	S+	4.00%	7.73%	2/24/2025	2/28/2032	1,481,250	1,474,744	1,459,031
Insight Global		Unitranche Term Loan	S+	5.00%	8.73%	9/22/2021	9/22/2028	1,433,172	1,421,825	1,433,172
Heartland		1st Lien Term Loan	S+	4.75%	8.48%	12/1/2023	12/12/2029	1,418,660	1,399,567	1,400,926
Aprio		1st Lien Term Loan	S+	4.75%	8.48%	8/1/2024	8/1/2031	1,413,943	1,399,745	1,399,804
Gallo Mechanical		1st Lien Term Loan	S+	4.75%	8.48%	6/19/2025	8/2/2032	1,360,499	1,340,618	1,357,098
Ascend		1st Lien Term Loan	S+	4.50%	8.23%	10/22/2024	8/11/2031	1,345,752	1,340,011	1,328,930
Addison Group	(k)	1st Lien Term Loan	S+	4.25%	7.98%	1/19/2022	12/29/2028	1,311,964	1,310,622	1,191,106
Health Management Associates		1st Lien Term Loan	S+	5.25%	8.98%	3/31/2023	3/30/2029	1,095,373	1,077,512	1,092,635
Aprio		1st Lien Term Loan	S+	4.75%	8.48%	4/18/2025	8/1/2031	1,029,173	1,020,453	1,018,881
Barton Associates		Unitranche Term Loan	S+	6.50%	10.23%	11/18/2024	7/26/2028	982,143	975,905	971,094
Colibri		1st Lien Term Loan	S+	5.00%	8.73%	11/9/2023	3/12/2029	975,000	961,170	970,125
Levata		1st Lien Term Loan	S+	5.00%	8.73%	8/19/2025	12/21/2027	807,766	801,502	805,746
AI Fire & Safety		Unitranche Term Loan	S+	2.25%, 2.75% PIK	8.73%	12/20/2024	2/2/2032	685,920	682,865	684,205
Beacon Communications	(k)	1st Lien Term Loan	S+	4.75%	8.48%	3/31/2026	4/2/2032	611,111	603,757	605,000
Eagle Fire		1st Lien Term Loan	S+	4.25%	7.98%	6/4/2025	7/15/2032	609,020	602,518	604,452
Centre Technologies	(k)	1st Lien Term Loan	S+	4.75%	8.48%	8/4/2021	6/22/2033	537,500	531,203	532,125
Lexitas		Unitranche Term Loan	S+	5.00%	8.73%	4/15/2025	4/15/2031	522,928	517,884	517,698
InvestCloud APL		1st Lien Term Loan	S+	4.00%	7.73%	1/16/2026	1/27/2033	500,000	495,164	498,750
Accion	(k)	1st Lien Term Loan	S+	4.75%	8.48%	8/4/2021	5/23/2029	500,000	495,000	495,000
Inmar		1st Lien Term Loan	S+	4.50%	8.23%	10/25/2024	10/30/2031	491,281	489,106	487,597
S&P Engineering Solutions		1st Lien Term Loan	S+	5.00%	8.73%	3/31/2023	5/2/2030	486,250	477,357	486,250
Capital Consultants Management	(j)	Unitranche Term Loan	S+	5.00%	8.73%	7/29/2025	11/1/2031	485,512	480,981	485,512
HireRight	(k)	1st Lien Term Loan	S+	3.25%	6.98%	3/25/2024	9/27/2030	490,019	485,706	475,728
System One		1st Lien Term Loan	S+	3.50%	7.23%	1/28/2021	3/2/2028	475,200	474,558	470,448
Mitratech		Unitranche Term Loan	S+	4.75%	8.48%	12/1/2025	12/2/2031	458,716	456,540	456,422
Trace3	(k)	Unitranche Term Loan	S+	4.00%	7.73%	10/8/2025	10/29/2032	451,250	447,022	444,199
Perficient		1st Lien Term Loan	S+	3.50%	7.23%	8/2/2024	10/2/2031	449,751	447,905	438,507
AIA Contract	(j)	1st Lien Term Loan	S+	4.75%	8.48%	6/30/2025	7/2/2031	421,061	415,658	421,061

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Corestream	(k)	1st Lien Term Loan	S+	5.00%	8.73%	8/4/2021	6/27/2033	$400,802	$396,794	$396,794
Aurora Energy Research	(l)	Unitranche Term Loan	S+	5.00%	8.73%	9/4/2025	9/8/2032	379,916	375,360	377,066
Industrial Services Group	(j)	Unitranche Revolver	S+	5.75%	9.48%	12/7/2022	12/7/2028	373,333	356,190	373,333
OSG Billing Services		1st Lien Term Loan	S+	6.25%	9.98%	11/30/2023	11/30/2028	312,562	312,562	309,436
GoldenSource	(j)	Unitranche Revolver	S+	5.00%	8.73%	3/25/2022	5/12/2028	253,521	244,131	253,521
Vortex Companies	(j)	1st Lien Revolver	S+	5.00%	8.73%	9/1/2023	9/4/2029	252,280	217,765	252,280
OSG Billing Services		1st Lien Term Loan	S+	8.00%	11.73%	11/30/2023	5/30/2028	219,341	209,666	217,696
trustaff		1st Lien Term Loan	S+	5.25%	8.98%	12/9/2021	5/27/2032	323,892	323,710	161,946
Discovery Education		Unitranche Revolver	S+	5.75%	9.48%	3/25/2022	4/9/2029	203,419	199,380	144,427
Gallo Mechanical		1st Lien Revolver	S+	4.75%	8.48%	6/19/2025	8/2/2032	126,967	122,572	126,649
Liberty Group	(j)	Unitranche Revolver	S+	5.75%	9.48%	6/6/2022	12/15/2028	97,727	93,182	96,529
Kept Companies		1st Lien Revolver	S+	5.25%	8.98%	4/30/2024	4/30/2029	95,085	87,954	94,372
Heartland		1st Lien Revolver	S+	4.75%	8.48%	12/1/2023	12/12/2029	95,394	90,770	94,201
VC3	(j)	Unitranche Revolver	S+	5.00%	8.73%	7/21/2022	3/12/2027	46,154	43,462	46,154
CCG		Unitranche Revolver	S+	4.50%	8.23%	12/30/2025	12/30/2032	31,588	28,881	31,509
Dun & Bradstreet		Unitranche Revolver	S+	5.50%	9.23%	6/30/2025	8/26/2032	27,000	25,500	26,933
Mitratech		Unitranche Revolver	S+	4.75%	8.48%	12/1/2025	12/2/2031	—	(92)	—
AI Fire & Safety		Unitranche Revolver	S+	4.50%	8.23%	12/20/2024	2/2/2032	—	(449)	—
Aprio		1st Lien Revolver	S+	4.75%	8.48%	8/1/2024	8/1/2031	—	(499)	—
Lexitas		Unitranche Revolver	S+	5.00%	8.73%	4/15/2025	4/15/2031	—	(573)	—
Corestream	(k)	1st Lien Revolver	S+	5.00%	8.73%	8/4/2021	6/27/2033	—	(752)	—
Ascend		1st Lien Revolver	S+	4.50%	8.23%	10/22/2024	8/11/2031	—	(859)	—
Centre Technologies	(k)	1st Lien Revolver	S+	4.75%	8.48%	8/4/2021	6/22/2033	—	(938)	—
Beacon Communications	(k)	1st Lien Revolver	S+	4.75%	8.48%	8/4/2021	4/2/2032	—	(1,111)	—
AIA Contract	(j)	1st Lien Revolver	S+	4.75%	8.48%	6/30/2025	7/2/2031	—	(1,136)	—
Eagle Fire		1st Lien Revolver	S+	4.25%	7.98%	6/4/2025	7/15/2032	—	(1,346)	—
S&P Engineering Solutions		1st Lien Revolver	S+	5.00%	8.73%	3/31/2023	5/2/2029	—	(1,471)	—
Embark		1st Lien Revolver	S+	4.50%	8.23%	8/27/2025	9/2/2032	—	(2,000)	—
Health Management Associates		1st Lien Revolver	S+	5.25%	8.98%	3/31/2023	3/30/2029	—	(2,131)	—
Amplix	(j)	Unitranche Revolver	S+	4.50%	8.23%	10/19/2023	10/18/2029	—	(8,242)	—
									89,473,548	87,154,171
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Term Loan	S+	5.75%	9.48%	9/22/2021	9/30/2027	4,773,401	4,752,002	4,773,401
Minds + Assembly	(j)	Unitranche Term Loan	S+	5.00%	8.73%	5/3/2023	5/3/2029	3,976,397	3,918,201	3,976,397
Paradigm Oral Health		1st Lien Term Loan	S+	4.75%	8.48%	9/30/2024	11/16/2028	3,950,619	3,921,115	3,940,743
Summit Spine 2025	(j)	Unitranche Term Loan	S+	4.75%	8.48%	3/21/2025	3/25/2031	3,575,257	3,516,254	3,575,257
Sequel Ortho (fka OrthoNebraska)	(j)	Unitranche Term Loan	S+	5.00%	8.73%	7/31/2023	7/31/2028	3,294,602	3,253,978	3,294,602
RevHealth	(j)	Unitranche Term Loan	S+	2.50%, 3.25% PIK	9.48%	7/22/2022	7/21/2028	4,256,967	4,223,518	3,123,981
U.S. Foot and Ankle Specialists		1st Lien Term Loan	S+	6.25%	9.98%	4/17/2024	9/15/2026	2,951,598	2,943,772	2,907,324
EyeSouth Partners		Unitranche Term Loan	S+	5.75%	9.48%	11/15/2024	10/5/2029	2,478,247	2,456,042	2,453,464
Ivy Rehab		1st Lien Term Loan	S+	5.00%	8.73%	3/11/2022	4/23/2029	2,055,583	2,036,144	2,035,027
Gastro Health		1st Lien Term Loan	S+	4.50%	8.23%	7/2/2021	7/3/2028	1,906,025	1,902,161	1,867,905
Upstream Rehabilitation	(k)	1st Lien Term Loan	S+	4.25%, 1.50% PIK	9.48%	10/24/2019	11/20/2029	1,906,779	1,906,502	1,799,523
Therapy Brands		1st Lien Term Loan	S+	4.00%	7.73%	5/12/2021	5/18/2028	1,797,222	1,794,258	1,747,798
Blue Cloud		1st Lien Term Loan	S+	5.00%	8.73%	8/12/2025	1/21/2031	1,645,812	1,645,812	1,641,697
Visor Buyer, Inc.	(j)	Unitranche Term Loan	S+	6.50%	10.23%	12/15/2025	12/15/2031	1,591,615	1,592,667	1,591,615
Advancing Eyecare		1st Lien Term Loan	S+	5.75%	9.48%	5/27/2022	6/13/2029	2,442,825	2,409,546	1,587,836
TEAM Services	(k)	1st Lien Term Loan	S+	5.25%	8.98%	1/30/2026	1/28/2033	1,500,000	1,481,555	1,471,875
Forefront	(k)	1st Lien Term Loan	S+	5.50%	9.23%	12/14/2023	3/30/2029	1,466,250	1,446,495	1,433,003
Quantum Health		1st Lien Term Loan	S+	4.25%	7.98%	12/18/2020	12/22/2027	1,425,000	1,419,631	1,425,000
OB Hospitalist Group	(k)	1st Lien Term Loan	S+	5.50%	9.23%	6/2/2026	1/31/2031	1,338,246	1,324,830	1,324,864
MB2 Dental		Unitranche Term Loan	S+	5.50%	9.23%	2/5/2024	2/13/2031	1,274,997	1,264,817	1,271,810
Nvision		1st Lien Term Loan	S+	5.50%	9.23%	10/31/2024	12/31/2028	1,241,782	1,219,385	1,220,051
Radiology Partners	(k)	1st Lien Term Loan	S+	4.50%	8.23%	6/26/2025	6/30/2032	992,500	983,690	993,532

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
RxBenefits		1st Lien Term Loan	S+	5.00%	8.73%	12/31/2025	12/23/2030	$993,750	$975,216	$991,266
Cirtec Medical		1st Lien Term Loan	S+	5.00%	8.73%	1/30/2023	1/30/2029	967,500	952,018	962,663
Forefront	(k)	1st Lien Term Loan	S+	4.25%	7.98%	3/23/2022	3/30/2029	960,292	952,723	938,517
NSM		1st Lien Term Loan	S+	4.25%	7.98%	8/5/2024	5/14/2029	938,383	937,255	938,383
Symplr	(k)	1st Lien Term Loan	S+	4.50%	8.23%	11/23/2020	12/22/2027	1,421,250	1,415,872	937,314
Epic Staffing Group		1st Lien Term Loan	S+	6.00%	9.73%	6/27/2022	6/28/2029	964,504	932,427	925,924
Patterson Companies	(k)	1st Lien Term Loan	S+	4.50%	8.23%	7/24/2025	4/16/2032	992,500	892,500	854,796
VaxCare		Unitranche Term Loan	S+	4.25%	7.98%	6/10/2025	6/17/2032	827,083	819,770	827,083
APT Healthcare		Unitranche Term Loan	S+	4.50%	8.23%	9/15/2025	9/30/2031	771,944	761,319	771,944
Specialized Dental		1st Lien Term Loan	S+	4.50%	8.23%	10/30/2025	11/1/2028	669,533	665,524	666,185
TechData	(k)	1st Lien Term Loan	S+	5.00%	8.73%	6/22/2026	6/23/2032	672,414	664,397	665,690
AIS Healthcare	(k)	1st Lien Term Loan	S+	5.00%	8.73%	6/2/2026	6/4/2032	640,777	628,981	631,165
Dane Street		1st Lien Term Loan	S+	4.50%	8.23%	3/25/2026	3/24/2033	605,000	597,600	600,801
Midwest Eye Services		1st Lien Term Loan	S+	4.50%	8.23%	12/31/2024	8/20/2027	564,778	551,816	563,366
Viant	(k)	1st Lien Term Loan	S+	4.00%	7.73%	10/16/2024	10/29/2031	546,820	544,595	516,176
Performance Health		1st Lien Term Loan	S+	3.75%	7.48%	2/28/2025	3/19/2032	495,000	490,672	491,288
Cirtec Medical		1st Lien Term Loan	S+	5.00%	8.73%	7/2/2024	1/30/2029	490,000	485,945	487,550
Sequel Ortho (fka OrthoNebraska)		Unitranche Term Loan	S+	5.00%	8.73%	10/31/2025	7/31/2028	473,810	469,878	473,810
Confluent Health		1st Lien Term Loan	S+	7.50%	11.23%	4/11/2023	11/30/2028	483,750	467,185	468,028
nThrive	(k)	2nd Lien Term Loan	S+	4.00%	7.73%	11/18/2024	12/15/2028	1,613,125	1,613,125	447,642
AccentCare	(k)	1st Lien Term Loan	S+	4.00%	7.73%	6/15/2021	9/20/2028	475,313	475,313	446,982
AGS Health		Unitranche Term Loan	S+	4.25%	7.98%	7/24/2025	8/2/2032	446,960	445,780	446,960
Healthcare Linen Service Group		Unitranche Term Loan	S+	4.75%	8.48%	1/29/2026	2/2/2033	446,195	441,809	442,648
Avalon		1st Lien Term Loan	S+	4.50%	8.23%	12/30/2025	12/31/2031	415,625	411,458	412,508
Clearway		1st Lien Term Loan	S+	5.50%	9.23%	9/17/2025	8/30/2030	405,029	399,680	400,473
RMP & MedA/Rx		1st Lien Term Loan	S+	5.00%	8.73%	3/22/2021	2/4/2028	356,512	356,605	346,707
UDG	(k) (m)	1st Lien Term Loan	S+	4.25%	7.98%	8/6/2021	8/19/2028	315,938	315,082	303,202
RMP & MedA/Rx		1st Lien Term Loan	S+	5.00%	8.73%	2/27/2017	2/4/2028	303,577	303,577	295,229
Nvision		1st Lien Term Loan	S+	5.50%	9.23%	10/30/2024	12/31/2028	239,659	237,247	235,465
AGS Health		Unitranche Term Loan	S+	4.25%	7.98%	7/24/2025	8/2/2032	234,840	234,216	234,840
nThrive	(k)	1st Lien Term Loan	S+	4.00%	7.73%	11/18/2024	12/15/2028	408,159	408,159	208,569
RevHealth	(j)	Unitranche Revolver	S+	2.50%, 3.25% PIK	9.48%	7/22/2022	7/21/2028	218,322	218,322	160,216
Clearway		1st Lien Term Loan	S+	5.50%	9.23%	9/17/2025	8/30/2030	147,672	144,304	146,011
nThrive	(k)	2nd Lien Term Loan	S+	6.75%	10.48%	11/18/2024	12/17/2029	490,000	490,000	135,975
EyeSouth Partners		Unitranche Term Loan	S+	5.50%	9.23%	5/26/2026	10/5/2029	121,429	120,211	120,214
AccentCare		1st Lien Term Loan	S+	5.50%	9.23%	2/5/2024	6/20/2028	119,820	116,006	113,829
Nvision		1st Lien Revolver	S+	5.50%	9.23%	10/31/2024	12/31/2028	85,071	85,071	83,582
Western Dental		2nd Lien Term Loan	S+	2.50%, 7.50% PIK	13.73%	4/28/2026	4/30/2032	103,333	103,333	77,500
Ivy Rehab		1st Lien Revolver	S+	4.75%	8.48%	3/11/2022	4/21/2028	75,421	72,054	74,667
Summit Spine 2025	(j)	Unitranche Revolver	S+	4.75%	8.48%	3/21/2025	3/25/2031	69,088	60,452	69,088
nThrive	(k)	1st Lien Term Loan	S+	5.25%	8.98%	11/20/2024	12/15/2028	115,920	114,743	59,119
Sequel Ortho (fka OrthoNebraska)	(j)	Unitranche Revolver	S+	5.00%	8.73%	7/31/2023	7/31/2028	48,127	34,165	48,127
Western Dental		1st Lien Term Loan	S+	2.50%, 7.50% PIK	13.73%	4/30/2026	1/30/2032	47,337	44,286	47,337
Cirtec Medical		1st Lien Revolver	S+	5.00%	8.73%	1/30/2023	10/31/2028	41,667	41,667	41,458
Clearway		1st Lien Revolver	S+	5.50%	9.23%	9/17/2025	8/30/2030	38,067	35,067	37,639
VaxCare		Unitranche Revolver	S+	4.50%	8.23%	6/10/2025	6/17/2032	31,667	30,000	31,667
OB Hospitalist Group	(k)	1st Lien Revolver	S+	5.50%	9.23%	6/2/2026	1/31/2031	20,592	19,008	20,386
TechData	(k)	1st Lien Revolver	S+	5.00%	8.73%	6/22/2026	6/23/2032	17,241	16,552	17,069
Clearway		1st Lien Term Loan	S+	5.50%	9.23%	9/17/2025	8/30/2030	16,722	16,501	16,534
Clearway		1st Lien Term Loan	S+	5.50%	9.23%	9/17/2025	8/30/2030	11,257	11,108	11,131
MB2 Dental		Unitranche Revolver	S+	5.50%	9.23%	2/5/2024	2/13/2031	10,027	10,027	10,002
AIS Healthcare	(k)	1st Lien Revolver	S+	5.00%	8.73%	6/2/2026	6/4/2032	6,602	5,583	6,503

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Blue Cloud		1st Lien Revolver	S+	5.00%	8.73%	8/12/2025	1/21/2031	$5,682	$5,682	$5,668
Clearway		1st Lien Term Loan	S+	5.50%	9.23%	9/17/2025	8/30/2030	4,192	4,136	4,144
AGS Health		Unitranche Revolver	S+	4.50%	8.23%	7/24/2025	8/2/2032	—	(76)	—
AGS Health		Unitranche Revolver	S+	4.50%	8.23%	7/24/2025	8/2/2032	—	(133)	—
Healthcare Linen Service Group		Unitranche Revolver	S+	4.75%	8.48%	1/29/2026	2/2/2033	—	(448)	—
Specialized Dental		1st Lien Revolver	S+	4.50%	8.23%	10/30/2025	11/1/2027	—	(467)	—
Avalon		1st Lien Revolver	S+	4.50%	8.23%	12/30/2025	12/31/2031	—	(833)	—
Dane Street		1st Lien Revolver	S+	4.50%	8.23%	3/25/2026	3/24/2033	—	(1,250)	—
Midwest Eye Services		1st Lien Revolver	S+	4.50%	8.23%	12/31/2024	8/20/2027	—	(3,220)	—
Minds + Assembly	(j)	1st Lien Revolver	S+	5.25%	8.98%	5/3/2023	5/3/2029	—	(18,789)	—
									73,033,181	68,727,745
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j)	Unitranche Term Loan	S+	4.75%	8.48%	6/13/2022	6/28/2030	5,016,997	4,967,145	5,016,997
Cerity Partners	(j)	Unitranche Term Loan	S+	4.50%	8.23%	7/28/2022	7/28/2031	4,497,115	4,459,874	4,497,115
Confluence		1st Lien Term Loan	S+	3.75%	7.48%	7/22/2021	7/31/2028	3,820,000	3,812,318	3,724,500
Prime Pensions	(j)	Unitranche Term Loan	S+	4.75%	8.48%	2/20/2024	2/26/2030	3,064,657	3,000,757	3,064,657
Steward Partners		1st Lien Term Loan	S+	5.00%	8.73%	12/8/2023	10/14/2028	2,396,168	2,371,676	2,378,197
EPIC Insurance		Unitranche Term Loan	S+	4.50%	8.23%	8/27/2021	9/29/2028	2,186,381	2,172,207	2,164,518
Beta+		1st Lien Term Loan	S+	5.75%	9.48%	6/24/2022	7/2/2029	1,925,000	1,862,588	1,915,375
EdgeCo		1st Lien Term Loan	S+	4.50%	8.23%	3/29/2022	6/1/2028	1,461,683	1,461,683	1,461,683
OneDigital	(k)	1st Lien Term Loan	S+	3.00%	6.73%	6/13/2024	7/2/2031	1,471,842	1,465,982	1,429,895
Orion	(k)	1st Lien Term Loan	S+	2.75%	6.48%	8/4/2020	9/24/2030	1,285,873	1,282,451	1,276,763
SIAA	(j)	Unitranche Term Loan	S+	4.75%	8.48%	4/21/2021	4/30/2030	1,123,038	1,116,204	1,123,038
Frazier & Deeter		1st Lien Term Loan	S+	4.50%	8.23%	4/30/2025	5/3/2032	1,031,515	1,022,310	1,028,937
Alera	(k)	1st Lien Term Loan	S+	2.75%	6.48%	5/21/2025	5/30/2032	992,513	987,513	945,745
LERETA	(k)	1st Lien Term Loan	S+	5.25%	8.98%	7/27/2021	7/30/2028	952,500	949,008	900,113
Cherry Bekaert	(j)	Unitranche Term Loan	S+	4.75%	8.48%	10/11/2023	6/28/2030	708,182	701,040	708,182
Crowe	(k)	1st Lien Term Loan	S+	5.50%	9.23%	5/13/2026	5/31/2033	714,286	707,143	707,143
Confluence		1st Lien Term Loan	S+	5.00%	8.73%	2/14/2025	7/30/2028	377,264	377,264	368,775
Modern Wealth	(k)	1st Lien Term Loan	S+	5.25%	8.98%	5/26/2026	8/29/2032	288,333	281,708	284,008
SIAA	(j)	Unitranche Term Loan	S+	4.75%	8.48%	3/24/2025	4/30/2030	138,294	134,828	138,294
Cerity Partners	(j)	Unitranche Revolver	S+	4.50%	8.23%	7/28/2022	7/28/2028	137,634	137,634	137,634
EPIC Insurance		Unitranche Revolver	S+	4.50%	8.23%	8/27/2021	9/29/2028	69,147	68,877	68,455
Frazier & Deeter		1st Lien Revolver	S+	4.50%	8.23%	4/30/2025	5/2/2031	35,294	34,412	35,206
Steward Partners		1st Lien Revolver	S+	4.75%	8.48%	12/20/2023	10/14/2028	—	(5,944)	—
Beta+		1st Lien Revolver	S+	4.25%	7.98%	6/24/2022	7/1/2027	—	(6,216)	—
Prime Pensions	(j)	Unitranche Revolver	S+	4.75%	8.48%	2/20/2024	2/26/2030	—	(7,619)	—
									33,354,843	33,375,230
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Term Loan	S+	5.00%	8.73%	11/1/2022	11/1/2029	5,575,657	5,509,044	5,575,657
Smart Start		1st Lien Term Loan	S+	4.25%	7.98%	12/10/2021	12/16/2028	2,903,250	2,898,171	2,874,218
Apex Service Partners		Unitranche Term Loan	S+	5.00%	8.73%	10/16/2023	10/24/2030	2,652,240	2,632,260	2,645,610
Rover		1st Lien Term Loan	S+	4.75%	8.48%	2/16/2024	2/27/2031	2,480,575	2,462,822	2,449,568

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
A Place For Mom		1st Lien Term Loan	S+	5.50%	9.23%	7/28/2017	2/10/2028	$2,271,880	$2,270,609	$2,232,122
Smart Start		2nd Lien Term Loan	S+	7.75%	11.48%	12/10/2021	12/16/2029	2,000,000	1,982,592	1,985,000
Taxwell	(k)	1st Lien Term Loan	S+	4.25%	7.98%	6/17/2024	6/26/2031	1,896,159	1,881,197	1,814,890
Aptive Environmental		1st Lien Term Loan	S+	4.75%	8.48%	10/10/2025	10/15/2032	1,763,023	1,746,109	1,754,208
Super-Sod		1st Lien Term Loan	S+	4.75%	8.48%	2/27/2026	3/10/2032	1,606,061	1,589,242	1,594,042
FullBloom		1st Lien Term Loan	S+	4.25%	7.98%	12/10/2021	12/15/2028	1,440,000	1,434,233	1,429,200
Legacy Service Partners		1st Lien Term Loan	S+	4.50%	8.23%	2/17/2026	11/10/2031	1,028,703	1,005,017	1,020,987
Teaching Strategies		1st Lien Term Loan	S+	4.25%	7.98%	8/19/2021	8/31/2028	955,000	951,061	933,513
Spring Education	(k)	1st Lien Term Loan	S+	3.25%	6.98%	10/5/2023	10/4/2030	926,250	926,250	925,528
Crash Champions	(k)	1st Lien Term Loan	S+	4.75%	8.48%	2/7/2024	2/23/2029	980,000	978,557	919,789
United Comfort Group (fka United Air Temp)	(j)	1st Lien Term Loan	S+	5.50%	9.23%	2/14/2024	3/28/2030	1,101,775	1,077,283	553,657
Apex Service Partners		Unitranche Term Loan	S+	5.00%	8.73%	4/24/2025	10/24/2030	496,853	492,585	495,611
Legacy Service Partners		1st Lien Term Loan	S+	4.50%	8.23%	2/17/2026	11/10/2031	498,750	493,948	495,009
All My Sons		1st Lien Term Loan	S+	4.75%	8.48%	6/4/2024	10/25/2028	487,757	482,999	482,270
R. F. Fager		1st Lien Term Loan	S+	5.00%	8.73%	5/16/2025	3/4/2030	407,783	402,647	404,725
FMG Suite	(j)	Unitranche Term Loan	S+	4.50%	8.23%	8/11/2025	9/9/2032	347,311	343,726	347,311
United Comfort Group (fka United Air Temp)	(j)	1st Lien Revolver	S+	5.50%	9.23%	2/14/2024	3/28/2030	210,799	210,799	105,929
Ned Stevens 2022-2	(j)	Unitranche Revolver	S+	5.00%	8.73%	11/1/2022	11/1/2028	84,617	74,463	84,617
Apex Service Partners		Unitranche Revolver	S+	5.00%	8.73%	10/16/2023	10/24/2029	67,076	65,614	66,908
R. F. Fager		1st Lien Revolver	S+	5.00%	8.73%	5/16/2025	3/4/2030	53,778	52,734	53,375
Aptive Environmental		1st Lien Revolver	S+	4.75%	8.48%	10/10/2025	10/15/2032	24,806	23,256	24,682
FMG Suite	(j)	Unitranche Revolver	S+	4.50%	8.23%	8/11/2025	9/9/2032	—	(566)	—
Rover		1st Lien Revolver	S+	4.75%	8.48%	2/16/2024	2/27/2031	—	(2,250)	—
Super-Sod	(k)	1st Lien Revolver	S+	4.75%	8.48%	2/27/2026	3/10/2032	—	(2,424)	—
									31,981,978	31,268,426
Capital Equipment
Tank Holding		Unitranche Term Loan	S+	5.75%	9.48%	3/25/2022	3/31/2028	3,840,000	3,813,223	3,811,200
Plaskolite	(k)	Unitranche Term Loan	S+	4.00%, 4.00% PIK	11.73%	5/5/2025	5/9/2030	3,095,912	3,043,357	3,072,693
Excelitas		Unitranche Term Loan	S+	5.25%	8.98%	6/15/2022	8/13/2029	2,865,630	2,890,461	2,858,466
Burke Porter Group		1st Lien Term Loan	S+	7.85% PIK	11.58%	9/30/2022	7/29/2029	2,421,173	2,389,175	1,767,456
Shaw		1st Lien Term Loan	S+	6.00%	9.73%	9/30/2023	10/30/2029	1,712,558	1,690,549	1,695,432
Radwell		Unitranche Term Loan	S+	4.75%	8.48%	3/11/2022	4/1/2030	1,603,141	1,592,037	1,595,125
Antylia Scientific	(k)	1st Lien Term Loan	S+	4.00%	7.73%	5/16/2025	5/27/2032	1,492,500	1,459,834	1,479,135
Trystar		1st Lien Term Loan	S+	4.25%	7.98%	7/31/2024	8/6/2031	1,458,431	1,447,425	1,458,431
Barnes	(k)	1st Lien Term Loan	S+	4.75%	8.48%	10/17/2025	10/22/2032	997,500	978,770	991,266
Air Control Concepts	(k)	1st Lien Term Loan	S+	2.75%	6.48%	7/16/2024	7/23/2031	989,775	988,049	989,622
Therm-O-Disc		1st Lien Term Loan	S+	5.00%, 1.50% PIK	10.23%	6/4/2026	11/29/2030	965,000	927,939	733,400
TRG		Unitranche Term Loan	S+	4.50%	8.23%	1/5/2026	1/5/2032	703,000	695,403	697,924
Associated Springs	(k)	1st Lien Term Loan	S+	4.75%	8.48%	3/7/2024	4/4/2030	689,398	677,657	682,504
80/20		Unitranche Term Loan	S+	4.50%	8.23%	12/11/2025	12/13/2032	680,833	673,520	675,924
Associated Springs	(k)	1st Lien Term Loan	S+	4.75%	8.48%	11/25/2024	4/4/2030	654,167	643,295	647,625
Ohio Transmission	(j)	Unitranche Term Loan	S+	5.75%	9.48%	12/12/2023	12/19/2030	550,519	541,956	542,261
TriMark		1st Lien Term Loan	S+	4.00%, 3.25% PIK	10.98%	1/16/2024	7/2/2029	688,185	688,185	512,698
AGCO G&P		1st Lien Term Loan	S+	5.00%	8.73%	10/8/2024	10/31/2031	495,000	490,963	492,525
Trystar		1st Lien Term Loan	S+	4.25%	7.98%	9/5/2024	8/6/2031	492,500	487,927	492,500
Infinite Electronics		1st Lien Term Loan	S+	3.75%	7.48%	2/24/2021	3/2/2028	475,263	474,948	470,510
Industrial Electric Manufacturing		1st Lien Term Loan	S+	4.75%	8.48%	12/3/2025	12/3/2031	416,625	414,496	411,417
Pegasus		1st Lien Term Loan	S+	4.75%	8.48%	1/24/2024	1/19/2031	393,446	386,726	389,512
SupplyHouse		1st Lien Term Loan	S+	4.00%	7.73%	6/19/2025	7/1/2032	372,188	370,558	372,188
Burke Porter Group		1st Lien Revolver	S+	6.00%	9.73%	8/11/2022	1/29/2029	251,524	241,120	183,613
Therm-O-Disc		1st Lien Term Loan	S+	5.50%	9.23%	6/4/2026	11/29/2030	129,641	125,178	129,641
Trystar		1st Lien Term Loan	S+	4.25%	7.98%	1/5/2026	8/6/2031	83,333	82,029	83,333
Plaskolite		Unitranche Revolver	S+	7.00%	10.73%	5/5/2025	2/7/2030	67,657	67,078	66,980
Ohio Transmission	(j)	Unitranche Revolver	S+	5.75%	9.48%	12/19/2023	12/19/2029	41,600	40,907	40,976
Circor	(k)	1st Lien Term Loan	S+	3.00%	6.73%	10/9/2024	10/17/2031	38,726	37,727	38,811
Radwell		Unitranche Revolver	S+	4.75%	8.48%	3/11/2022	4/1/2030	21,333	20,133	21,226
Tank Holding		Unitranche Revolver	S+	5.75%	9.48%	3/25/2022	3/31/2028	17,231	14,277	17,102
TRG		Unitranche Revolver	S+	4.50%	8.23%	1/5/2026	1/5/2032	10,000	8,750	9,928
SupplyHouse		1st Lien Revolver	S+	4.00%	7.73%	6/19/2025	7/1/2032	—	(625)	—
80/20		Unitranche Revolver	S+	4.50%	8.23%	12/11/2025	12/13/2032	—	(1,270)	—
Associated Springs	(k)	1st Lien Revolver	S+	4.75%	8.48%	3/7/2024	4/4/2030	—	(1,888)	—
Trystar		1st Lien Revolver	S+	4.25%	7.98%	7/31/2024	8/6/2031	—	(2,727)	—
									28,397,142	27,431,424

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
High Tech Industries
Planview		1st Lien Term Loan	S+	3.50%	7.23%	12/11/2020	12/17/2027	$3,013,609	$3,005,702	$2,775,866
Precisely		1st Lien Term Loan	S+	4.00%	7.73%	3/19/2021	4/24/2028	2,381,250	2,377,246	2,081,605
Ivanti Software		1st Lien Term Loan	S+	4.75%	8.48%	11/20/2020	6/1/2029	2,937,886	2,926,357	2,071,210
Idera	(k)	1st Lien Term Loan	S+	3.50%	7.23%	6/27/2017	3/2/2028	2,489,384	2,489,463	1,943,387
Xplor Technologies		1st Lien Term Loan	S+	3.25%	6.98%	6/14/2024	12/1/2032	1,473,863	1,464,799	1,462,809
Digital Room		1st Lien Term Loan	S+	5.25%	8.98%	12/16/2021	12/21/2028	1,436,250	1,430,390	1,421,888
HelpSystems		1st Lien Term Loan	S+	6.00%	9.73%	12/19/2019	5/21/2029	1,404,499	1,404,222	1,383,432
Options IT		1st Lien Term Loan	S+	4.50%	8.23%	9/20/2024	9/30/2031	768,073	757,685	768,073
Barracuda	(k)	2nd Lien Term Loan	S+	7.00%	10.73%	5/17/2022	8/15/2030	2,000,000	1,962,109	690,290
SmartBear	(k)	1st Lien Term Loan	S+	4.00%	7.73%	11/20/2020	3/3/2028	955,406	952,660	686,302
PayByPhone	(n)	Unitranche Term Loan	S+	4.75%	8.48%	3/30/2026	3/31/2033	665,000	656,667	660,187
Aptean		Unitranche Term Loan	S+	4.75%	8.48%	1/1/2024	1/30/2031	580,012	575,933	577,112
Inhabit		Unitranche Term Loan	S+	4.50%	8.23%	12/10/2024	1/12/2032	495,000	492,663	495,000
LightBox		1st Lien Term Loan	S+	5.00%	8.73%	1/10/2025	1/13/2030	493,750	487,975	493,750
Barracuda		1st Lien Term Loan	S+	4.50%	8.23%	5/17/2022	8/15/2029	552,139	532,423	462,071
NCR Voyix	(k)	1st Lien Term Loan	S+	2.75%	6.48%	9/24/2024	9/30/2031	492,500	490,573	416,675
Ivanti Software		1st Lien Term Loan	S+	5.75%	9.48%	5/6/2025	6/1/2029	386,223	370,934	386,223
insightsoftware		Unitranche Term Loan	S+	5.25%	8.98%	7/16/2024	5/25/2028	388,743	387,397	379,024
Cloudera	(k)	1st Lien Term Loan	S+	3.75%	7.48%	8/10/2021	10/8/2028	478,750	476,984	373,681
Qlik	(k)	1st Lien Term Loan	S+	3.25%	6.98%	12/31/2024	10/26/2030	493,719	492,638	360,661
insightsoftware		Unitranche Revolver	S+	5.25%	8.98%	3/26/2024	5/25/2028	130,858	130,204	127,587
Inhabit		Unitranche Revolver	S+	4.50%	8.23%	12/10/2024	1/12/2032	—	(439)	—
LightBox		1st Lien Revolver	S+	5.00%	8.73%	1/10/2025	1/13/2030	—	(494)	—
PayByPhone	(n)	Unitranche Revolver	S+	4.75%	8.48%	3/30/2026	3/31/2033	—	(641)	—
Options IT		1st Lien Revolver	S+	4.50%	8.23%	9/20/2024	3/31/2031	—	(1,340)	—
									23,862,110	20,016,833
Construction & Building
Brown & Root	(k)	1st Lien Term Loan	S+	5.00%	8.73%	9/29/2025	10/3/2030	2,102,951	2,074,524	2,071,407
Cook & Boardman		1st Lien Term Loan	S+	6.00%	9.73%	5/29/2024	3/4/2030	1,970,214	1,957,045	1,960,363
PlayPower		Unitranche Term Loan	S+	5.50%	9.23%	10/29/2025	10/29/2031	1,875,641	1,840,688	1,854,540
A1 Garage Door	(j)	Unitranche Term Loan	S+	4.50%	8.23%	12/22/2022	12/22/2028	1,659,479	1,634,747	1,659,479
Tangent		1st Lien Term Loan	S+	4.75%	8.48%	10/2/2019	11/30/2027	1,713,400	1,711,454	1,657,715
Leaf Home		1st Lien Term Loan	S+	5.25%	8.98%	9/4/2025	9/4/2031	1,371,891	1,353,359	1,354,742
Lindsay Precast		1st Lien Term Loan	S+	4.75%	8.48%	12/15/2025	12/16/2032	902,909	892,920	902,909
Electric Power Engineers		1st Lien Term Loan	S+	4.50%	8.23%	11/27/2024	12/31/2031	614,286	608,756	614,286
Dodge Construction Network		1st Lien Term Loan	S+	4.75%	8.48%	11/14/2024	2/28/2029	600,401	600,401	595,898
Voeller		1st Lien Term Loan	S+	4.75%	8.48%	11/25/2025	11/25/2032	581,395	574,860	568,314
RailPros		Unitranche Term Loan	S+	4.25%	7.98%	4/23/2025	5/24/2032	542,288	536,288	542,288
Cumming Group	(k)	1st Lien Term Loan	S+	4.75%	8.48%	6/16/2026	6/16/2033	498,750	498,750	498,750
Terra Millennium	(k)	1st Lien Term Loan	S+	4.75%	8.48%	10/25/2024	11/1/2030	494,243	490,042	497,075
DynaGrid		1st Lien Term Loan	S+	4.75%	8.48%	1/7/2025	2/13/2032	495,000	485,000	495,000
Playcore	(k)	1st Lien Term Loan	S+	3.75%	7.48%	2/14/2024	2/20/2030	488,806	483,915	488,946
Dodge Construction Network		1st Lien Term Loan	S+	6.25%	9.98%	11/14/2024	1/31/2029	408,865	405,918	405,798
Brown & Root	(k)	1st Lien Revolver	S+	5.00%	8.73%	9/29/2025	10/3/2030	126,087	119,977	124,196
Electric Power Engineers		1st Lien Revolver	S+	4.50%	8.23%	11/27/2024	12/31/2031	38,710	37,742	38,710
Voeller		1st Lien Revolver	S+	4.75%	8.48%	11/25/2025	11/25/2032	38,760	36,899	37,888
Leaf Home		1st Lien Revolver	S+	5.25%	8.98%	9/4/2025	9/4/2031	29,250	27,563	28,884

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
PlayPower		Unitranche Revolver	S+	5.50%	9.23%	10/29/2025	10/29/2030	$26,523	$24,224	$26,225
DynaGrid		1st Lien Revolver	S+	4.75%	8.48%	1/7/2025	1/7/2031	—	(539)	—
RailPros		Unitranche Revolver	S+	4.25%	7.98%	4/23/2025	5/24/2032	—	(807)	—
Lindsay Precast		1st Lien Revolver	S+	4.75%	8.48%	12/15/2025	12/16/2032	—	(2,845)	—
A1 Garage Door	(j)	Unitranche Revolver	S+	4.50%	8.23%	12/22/2022	12/22/2028	—	(8,264)	—
									16,382,617	16,423,413
Containers, Packaging & Glass
Brook & Whittle		1st Lien Term Loan	S+	4.50%	8.23%	8/11/2025	12/14/2030	3,052,265	3,052,265	2,252,312
Paragon Films		1st Lien Term Loan	S+	3.75%	7.48%	12/15/2021	12/16/2028	1,927,119	1,918,514	1,922,301
Tekni-Plex	(k)	1st Lien Term Loan	S+	3.75%	7.48%	3/27/2024	9/15/2028	1,585,895	1,584,165	1,525,100
Technimark		1st Lien Term Loan	S+	3.25%	6.98%	6/30/2021	4/14/2031	1,429,639	1,427,283	1,401,046
Resource Label Group		1st Lien Term Loan	S+	4.25%	7.98%	7/2/2021	7/7/2028	1,795,158	1,792,070	1,221,830
Transcendia		Unitranche Term Loan	S+	6.50%	10.23%	5/23/2024	11/23/2029	982,500	969,500	972,675
Five Star Packaging	(k)	1st Lien Term Loan	S+	4.25%	7.98%	4/27/2022	5/5/2029	973,577	965,366	959,991
Balcan	(p)	1st Lien Term Loan	S+	4.75%	8.48%	10/10/2024	10/20/2031	987,500	971,387	839,375
Lacerta		1st Lien Term Loan	S+	5.50%	9.23%	2/8/2021	12/30/2026	853,750	852,771	819,600
Brook & Whittle		1st Lien Term Loan	S+	6.50%	10.23%	8/11/2025	12/14/2030	764,541	688,237	764,541
Precision Concepts		Unitranche Term Loan	S+	4.75%	8.48%	7/28/2025	8/2/2032	678,924	672,704	678,924
SupplyOne	(k)	1st Lien Term Loan	S+	3.50%	7.23%	3/27/2024	4/21/2031	488,813	485,301	490,174
ProAmpac	(k)	1st Lien Term Loan	S+	4.00%	7.73%	8/7/2025	3/7/2033	497,468	489,331	490,006
Industrial Physics		1st Lien Term Loan	S+	6.25%	9.98%	7/18/2023	7/19/2029	488,050	478,122	439,245
Golden West Packaging		1st Lien Term Loan	S+	5.25%	8.98%	11/29/2021	6/27/2031	450,625	449,273	315,438
Precision Concepts		Unitranche Term Loan	S+	4.75%	8.48%	7/28/2025	8/2/2032	198,181	196,375	198,181
Industrial Physics		1st Lien Revolver	S+	6.25%	9.98%	7/18/2023	7/19/2028	25,862	22,629	23,276
Precision Concepts		Unitranche Revolver	S+	4.75%	8.48%	7/28/2025	8/2/2032	21,437	20,274	21,437
									17,035,567	15,335,452
Beverage, Food & Tobacco
Dessert Holdings	(k)	1st Lien Term Loan	S+	4.00%	7.73%	6/7/2021	6/9/2028	2,878,433	2,853,976	2,892,523
Purfoods		1st Lien Term Loan	S+	4.50%	8.23%	6/24/2024	8/10/2029	1,942,857	1,935,348	1,938,000
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.75%	8.48%	4/7/2022	5/18/2029	1,782,857	1,768,701	1,782,857
Monogram Foods		1st Lien Term Loan	S+	3.50%	7.23%	8/13/2021	8/28/2028	955,000	951,498	947,838
Mary Ruth's		1st Lien Term Loan	S+	4.75%	8.48%	9/26/2025	9/30/2031	744,375	737,724	744,375
Hissho Sushi		Unitranche Term Loan	S+	4.75%	8.48%	10/20/2025	5/18/2029	521,190	516,644	521,190
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.75%	8.48%	8/7/2024	5/18/2029	514,643	510,532	514,643
Golden State Foods	(k)	1st Lien Term Loan	S+	4.00%	7.73%	10/7/2024	12/4/2031	492,528	489,361	493,939
MBC Companies	(k)	1st Lien Term Loan	S+	4.75%	8.48%	1/6/2025	7/7/2029	492,500	488,821	491,269
Rise Baking		1st Lien Term Loan	S+	5.00%	8.73%	10/24/2024	11/4/2031	492,500	486,439	488,806
Trilliant 2024		1st Lien Term Loan	S+	6.50%	10.23%	11/20/2024	11/30/2029	481,250	473,919	478,844
Hometown Food		1st Lien Term Loan	S+	4.50%	8.23%	4/22/2025	12/3/2030	468,705	464,558	468,705
MBC Companies	(k)	1st Lien Term Loan	S+	4.75%	8.48%	10/8/2025	4/10/2031	467,054	462,740	465,886
Mary Ruth's		1st Lien Term Loan	S+	3.25%	6.98%	9/26/2025	9/30/2030	245,313	244,238	245,313
MBC Companies	(k)	1st Lien Term Loan	S+	3.75%	7.48%	10/8/2025	10/10/2030	28,865	28,732	28,793
Hissho Sushi	(j)	Unitranche Revolver	S+	4.75%	8.48%	4/7/2022	5/18/2029	—	(667)	—
									12,412,564	12,502,981
Transportation: Cargo
Evans Network		1st Lien Term Loan	S+	4.25%	7.98%	8/6/2021	8/19/2028	3,388,767	3,375,529	3,329,464
Kenco		1st Lien Term Loan	S+	4.25%	7.98%	6/5/2024	11/15/2029	2,856,275	2,848,838	2,849,134
Capstone Logistics		1st Lien Term Loan	S+	4.50%	8.23%	11/12/2020	11/13/2029	2,027,468	2,022,546	2,022,400
FLS Transportation		1st Lien Term Loan	S+	5.75%, 5.00% PIK	9.48%	4/14/2022	12/15/2028	1,204,904	1,200,015	1,144,658
Magnate		1st Lien Term Loan	S+	5.50%	9.23%	3/11/2022	12/29/2028	951,342	943,184	929,936

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Kenco		1st Lien Revolver	S+	4.25%	7.98%	6/5/2024	11/15/2029	$328,741	$326,458	$327,919
FLS Transportation		1st Lien Revolver	S+	5.75%, 5.00% PIK	9.48%	4/14/2022	12/15/2028	90,217	89,328	85,706
St. George Logistics		1st Lien Term Loan	S+	8.00% PIK	11.73%	1/29/2026	7/13/2026	19,359	18,468	19,359
St. George Logistics	(o)	1st Lien Term Loan	S+	7.50%, 6.50% PIK	17.73%	10/3/2024	10/3/2029	937,950	937,950	9,380
St. George Logistics	(o)	1st Lien Term Loan	S+	7.00%, 6.00% PIK	16.73%	10/3/2024	10/3/2029	466,584	466,584	—
									12,228,900	10,717,956
Automotive
Engine & Transmission Exchange	(j)	1st Lien Term Loan	S+	5.00%	8.73%	5/26/2023	5/29/2029	4,147,384	4,078,783	4,147,384
Highline		1st Lien Term Loan	S+	3.50%	7.23%	2/13/2025	2/19/2030	1,970,000	1,965,966	1,970,000
BBB Industries	(k)	1st Lien Term Loan	S+	5.25%	8.98%	6/30/2022	7/25/2029	2,046,930	1,945,654	1,889,388
Truck Hero	(k)	1st Lien Term Loan	S+	4.75%	8.48%	1/20/2021	1/31/2031	1,425,000	1,425,000	889,200
Rough Country	(k)	1st Lien Term Loan	S+	3.25%	6.98%	7/26/2021	7/28/2028	713,146	711,581	708,561
Engine & Transmission Exchange	(j)	1st Lien Term Loan	S+	5.00%	8.73%	3/21/2025	5/29/2029	337,777	333,739	337,777
Truck Hero	(k)	1st Lien Term Loan	S+	5.75%	9.48%	4/27/2026	1/31/2031	197,251	197,251	202,217
Engine & Transmission Exchange	(j)	1st Lien Revolver	S+	5.00%	8.73%	5/26/2023	5/29/2029	102,616	87,223	102,616
									10,745,197	10,247,143
Aerospace & Defense
Electro Methods		1st Lien Term Loan	S+	4.50%	8.23%	2/6/2025	2/23/2032	2,970,000	2,932,166	2,955,150
HDT Global		1st Lien Term Loan	S+	1.00%, 5.50% PIK	10.23%	6/30/2021	1/7/2028	3,516,131	3,492,985	2,390,969
Whitcraft		1st Lien Term Loan	S+	5.00%	8.73%	3/31/2023	9/30/2031	1,935,000	1,895,220	1,920,488
SMX		1st Lien Term Loan	S+	4.50%	8.23%	2/6/2025	2/6/2032	987,500	979,118	976,391
API Technologies	(k)	1st Lien Term Loan	S+	5.50%	9.23%	6/4/2026	6/5/2033	782,600	774,231	774,774
GRVTY		1st Lien Term Loan	S+	4.75%	8.48%	5/18/2026	5/18/2033	724,138	714,310	718,707
Tronair		1st Lien Term Loan	S+	3.75%	7.48%	12/18/2025	12/22/2032	398,000	393,293	394,020
Whitcraft		1st Lien Revolver	S+	5.00%	8.73%	3/31/2023	9/30/2031	101,786	91,071	101,022
API Technologies	(k)	1st Lien Revolver	S+	5.50%	9.23%	6/4/2026	6/5/2033	—	(1,087)	—
Tronair		1st Lien Revolver	S+	3.75%	7.48%	12/18/2025	12/22/2032	—	(1,250)	—
GRVTY		1st Lien Revolver	S+	4.75%	8.48%	5/18/2026	5/18/2033	—	(2,586)	—
Electro Methods		1st Lien Revolver	S+	4.50%	8.23%	2/6/2025	2/23/2032	—	(12,191)	—
									11,255,280	10,231,521
Chemicals, Plastics & Rubber
Vertellus		1st Lien Term Loan	S+	5.75%	9.48%	12/18/2020	1/2/2029	2,892,206	2,872,440	2,747,596
Shrieve		Unitranche Term Loan	S+	6.00%	9.73%	9/23/2024	10/30/2030	2,462,500	2,421,051	2,437,875
USALCO	(k)	1st Lien Term Loan	S+	3.50%	7.23%	9/17/2024	9/30/2031	1,087,563	1,083,750	1,086,818
Americhem		1st Lien Term Loan	S+	4.50%	8.23%	2/5/2025	3/1/2032	495,000	490,257	495,000
Chase		1st Lien Term Loan	S+	4.00%	7.73%	4/2/2025	4/9/2032	496,250	491,911	492,528
Ascensus Specialties		1st Lien Term Loan	S+	4.35%	8.08%	12/3/2021	6/30/2028	476,144	473,198	452,337
Vertellus		1st Lien Revolver	S+	5.75%	9.48%	12/18/2020	1/2/2029	229,722	219,592	218,236
Polytek	(o)	1st Lien Term Loan	S+	8.25% PIK	11.98%	12/23/2020	8/15/2026	466,250	466,250	139,875
Mold-Rite		1st Lien Term Loan	S+	5.25%	8.98%	6/11/2024	10/4/2028	136,841	132,057	136,841
Shrieve		Unitranche Revolver	S+	6.00%	9.73%	9/23/2024	10/30/2030	104,556	104,556	103,510
Americhem		1st Lien Revolver	S+	4.50%	8.23%	2/5/2025	3/1/2032	—	(909)	—
									8,754,153	8,310,616
Environmental Industries
Miller Environmental		1st Lien Term Loan	S+	4.75%	8.48%	9/4/2024	9/10/2031	1,865,290	1,838,462	1,846,637
Denali Water Solutions		1st Lien Term Loan	S+	4.75%	8.48%	11/13/2025	11/19/2032	1,692,308	1,676,457	1,679,615
Alliance Environmental Group	(j) (o)	1st Lien Term Loan	S+	7.00% PIK	10.73%	12/30/2021	12/30/2028	4,547,351	4,510,656	1,417,262
O6 Environmental	(j)	1st Lien Term Loan	S+	4.75%	8.48%	8/4/2025	8/5/2032	607,432	601,100	607,432
Keter Environmental Services		Unitranche Term Loan	S+	5.25%	8.98%	11/5/2021	10/29/2027	477,500	476,195	458,400
Denali Water Solutions		1st Lien Revolver	S+	4.75%	8.48%	11/13/2025	11/19/2032	125,641	122,564	124,699
Alliance Environmental Group	(j) (o)	1st Lien Revolver	S+	7.00% PIK	10.73%	12/30/2021	12/30/2028	331,126	324,503	103,201
Keter Environmental Services		Unitranche Revolver	S+	5.25%	8.98%	11/5/2021	10/29/2027	57,494	56,719	55,194
Alliance Environmental Group	(j)	1st Lien Revolver	S+	7.00% PIK	10.73%	6/23/2025	12/30/2028	46,873	46,873	46,873
Miller Environmental		1st Lien Revolver	S+	4.75%	8.48%	9/4/2024	9/10/2031	27,262	21,249	26,990
O6 Environmental	(j)	1st Lien Revolver	S+	4.50%	8.23%	8/4/2025	8/5/2032	—	(1,623)	—
									9,673,155	6,366,303

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Term Loan	S+	4.75%	8.48%	5/23/2022	9/17/2029	$1,768,148	$1,750,085	$1,768,148
Integral Ad Science		1st Lien Term Loan	S+	5.00%	8.73%	12/22/2025	12/25/2030	987,500	954,994	985,031
MediaRadar	(j)	Unitranche Term Loan	S+	4.75%	8.48%	10/31/2023	9/17/2029	933,221	918,624	933,221
Klick Health	(k) (q)	Unitranche Term Loan	S+	5.00%	8.73%	6/17/2026	11/5/2032	518,700	514,900	516,107
MediaRadar	(j)	Unitranche Revolver	S+	4.75%	8.48%	9/16/2022	9/17/2029	—	(10,168)	—
									4,128,435	4,202,507
Consumer Goods: Non-durable
Augusta Sportswear		1st Lien Term Loan	S+	7.00%	10.73%	11/21/2023	11/21/2029	4,410,000	4,354,573	3,307,500
Augusta Sportswear		1st Lien Revolver	S+	7.00%	10.73%	11/21/2023	11/21/2028	258,605	253,040	193,954
									4,607,613	3,501,454
Wholesale
Carlisle Foodservice		1st Lien Term Loan	S+	5.25%	8.98%	9/29/2023	10/2/2030	1,075,263	1,053,747	1,067,198
RelaDyne	(k)	1st Lien Term Loan	S+	3.50%	7.23%	6/30/2025	12/23/2030	493,756	492,722	487,483
Carlisle Foodservice		1st Lien Revolver	S+	5.25%	8.98%	9/29/2023	10/2/2029	91,319	88,096	90,634
									1,634,565	1,645,315
Hotels, Gaming & Leisure
Auto Europe		1st Lien Term Loan	S+	5.00%	8.73%	1/20/2026	1/20/2030	700,524	700,524	695,270
Encore		1st Lien Term Loan	S+	5.00%	8.73%	11/18/2024	12/5/2031	493,750	485,644	492,516
Auto Europe		1st Lien Term Loan	S+	5.00%	8.73%	1/20/2026	1/20/2030	403,735	403,735	401,716
Encore		1st Lien Revolver	S+	5.00%	8.73%	11/18/2024	12/5/2029	6,565	5,471	6,549
									1,595,374	1,596,051
Metals & Mining
Dynatect (A&A)		1st Lien Term Loan	S+	4.50%	8.23%	8/16/2019	9/29/2028	1,557,787	1,557,787	1,557,787
									1,557,787	1,557,787
Utilities: Water
USG Water	(k)	1st Lien Term Loan	S+	4.75%	8.48%	5/29/2026	5/29/2031	689,655	681,897	682,759
Scruggs Companies	(k)	1st Lien Term Loan	S+	5.00%	8.73%	4/23/2026	4/22/2032	303,371	299,635	300,337
Vessco		Unitranche Term Loan	S+	4.50%	8.23%	10/30/2025	11/3/2032	232,069	230,483	231,489
USG Water	(k)	1st Lien Revolver	S+	4.75%	8.48%	5/29/2026	5/29/2031	14,660	13,281	14,514
Vessco		Unitranche Revolver	S+	4.50%	8.23%	10/30/2025	11/3/2032	—	(212)	—
Scruggs Companies		1st Lien Revolver	S+	5.00%	8.73%	4/23/2026	4/22/2032	—	(562)	—
									1,224,522	1,229,099
Media: Diversified & Production
Cast & Crew		1st Lien Term Loan	S+	3.75%	7.48%	4/30/2024	12/29/2028	976,977	971,977	668,008
Spectrum Science		1st Lien Term Loan	S+	7.00%	10.73%	1/17/2024	2/1/2029	505,104	491,295	488,688
									1,463,272	1,156,696
Telecommunications
Eastern Communications		1st Lien Term Loan	S+	5.00%	8.73%	9/29/2025	12/30/2030	485,596	481,043	483,168
									481,043	483,168
Utilities: Electric
EIS		1st Lien Term Loan	S+	4.50%	8.23%	5/18/2026	11/5/2031	—	(2,500)	—
									(2,500)	—
	Total Bank Loans								$395,280,346	$373,481,291

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Services: Business
Vortex Companies	(j) (o) (r)	LP Common Units				9/1/2023		190	$189,759	$596,276
InnovateMR	(j) (o) (s)	Class A Units				12/16/2021		387	387,311	419,094
Industrial Services Group	(j) (o) (t)	Class A Units				12/7/2022		238	238,095	391,096
Amplix	(j) (o) (u)	Class A-2 Units				10/19/2023		23,810	238,095	316,567
Golden Source	(j) (o) (v)	Class A Units				3/25/2022		117,371	117,371	316,491
AI Fire & Safety	(o) (w)	Class A Units				12/20/2024		233,607	233,607	172,765
Gallo Mechanical	(o) (x)	LP Interest				6/19/2025		140,000	137,384	151,191
VC3	(j) (o) (y)	Class A Units				9/16/2022		16,958	70,778	108,644
Eagle Fire	(o) (z)	Class A Units				6/4/2025		119,048	119,048	88,409
CCG	(j) (o) (aa)	Class A Units				12/30/2025		154,806	154,806	81,647
Heartland	(o) (ab)	Co-Invest Units				12/12/2023		889	88,889	71,589
Industrial Services Group	(j) (o) (t)	Class A-1 Units				3/10/2025		34	44,706	43,649
Liberty Group	(j) (o) (ac)	Series A-Preferred Units				6/6/2022		113,636	113,636	25,296
Embark	(j) (o) (ad)	Class A Units				9/2/2025		22,429	22,429	23,148
OSG Billing Services	(o) (ae)	Class A Units				11/30/2023		27,208	—	—
									2,155,914	2,805,862
Healthcare & Pharmaceuticals
Visor Buyer, Inc.	(j) (o) (af)	Class A Units				12/15/2025		2,206,263	2,206,263	998,244
Minds + Assembly	(j) (o) (ag)	Class A Units				5/3/2023		217	217,391	410,949
Sequel Ortho (fka OrthoNebraska)	(j) (o) (ah)	Class A Units				7/31/2023		24,245	166,992	358,142
Summit Spine 2025	(j) (o) (ai)	Class A Units				3/21/2025		2,388	238,847	281,971
Ivy Rehab	(o) (aj)	Class A Units				3/11/2022		100	100,000	153,521
APT Healthcare	(o) (ak)	Class A-5 Common Units				9/15/2025		7,421	10,000	18,421
TechData	(j) (o) (al)	Common Units				6/22/2026		10,000	10,000	10,000
RevHealth	(j) (o) (am)	Class A-1 Units				7/22/2022		20,548	205,479	—
Western Dental	(j) (o) (an)	Common Units				4/28/2026		595	—	—
									3,154,972	2,231,248
Construction & Building
A1 Garage Door	(j) (o) (ao)	Class A Common Units				12/22/2022		273	272,727	913,863
DynaGrid	(o) (ap)	Class A-2 Units				1/7/2025		59,524	59,524	101,389
									332,251	1,015,252
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (aq)	Class A Units				6/30/2022		129,870	61,388	348,181
American Beacon Advisors	(o) (ar)	Common Units				12/29/2023		16,071	—	273,207
Prime Pensions	(j) (o) (as)	LP Interest				2/20/2024		238,095	214,404	215,926
Beta+	(o) (at)	Class A-2 Common Stock				9/15/2023		2,470	24,700	34,386
									300,492	871,700
High Tech Industries
PracticeTek	(j) (o) (au)	Class A Units				11/22/2021		616,814	649,236	644,509
PayByPhone	(j) (o) (av)	LP Interest				3/31/2026		10,000	10,000	10,000
									659,236	654,509
Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (aw)	Class A Units				4/7/2022		25,000	157,353	559,095
									157,353	559,095
Services: Consumer
Ned Stevens 2022-2	(j) (o) (ax)	Class B Common Units				11/1/2022		279	278,990	363,106
Super-Sod	(j) (o) (ay)	Class A Units				2/27/2026		20,000	20,000	20,000
United Comfort Group (fka United Air Temp)	(j) (o) (az)	Class A Units				2/14/2024		110,947	110,947	—
									409,937	383,106
Wholesale
GME Supply	(j) (o) (ba)	Class A Units				6/30/2023		281	280,718	278,335
									280,718	278,335
Automotive
Engine & Transmission Exchange	(j) (o) (bb)	Class A-1 Units				5/26/2023		211	211,268	221,949
									211,268	221,949

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of June 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Hotels, Gaming & Leisure
Auto Europe	(o) (bc)	Class A Units				1/20/2026		169,949	$211,990	$104,692
Auto Europe	(j) (o) (bc)	Class A-1 Units				1/20/2026		100,799	100,799	100,799
									312,789	205,491
Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (bd)	Class A-1 Units				9/16/2022		147,000	147,000	203,516
									147,000	203,516
Consumer Goods: Durable
Careismatic	(o) (be)	Class A Units				6/13/2024		3,522	209,625	117,002
									209,625	117,002
Environmental Industries
O6 Environmental	(j) (o) (bf)	Common Units				8/4/2025		45	44,801	61,712
Alliance Environmental Group	(j) (o) (bg)	A-1 Preferred Units				9/30/2019		331	331,126	-
									375,927	61,712
Capital Equipment
TRG	(j) (o) (bh)	Class A Membership Interests				1/5/2026		10,000	10,000	10,000
80/20	(j) (o) (bi)	LP Interest				12/11/2025		10,000	10,000	10,000
									20,000	20,000
Chemicals, Plastics & Rubber
Vertellus	(o) (bj)	Series A Units				12/22/2020		1,651	165,138	16,066
									165,138	16,066
	Total Equity and Preferred Shares								$8,892,620	$9,644,843
Total Investments									$404,172,966	$383,126,134

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC Equity, LLC
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Healthcare & Pharmaceuticals
Dane Street	(o) (bk)	Class A Units				3/25/2026		10	$10,000	$10,000
Avalon	(o) (bl)	Class A-1 Units				12/30/2025		4,873	4,873	4,749
									14,873	14,749
Services: Business
Beacon Communications	(o) (bm)	Common Units				4/2/2026		5,000	5,000	5,000
									5,000	5,000
Utilities: Water
Scruggs Companies	(o) (bn)	Class A-1 Units				4/23/2026		50	5,000	5,000
									5,000	5,000
	Total Equity and Preferred Shares								$24,873	$24,749
Total Investments									$24,873	$24,749
Total Bank Loans - (91.2%)	(g)								$395,280,346	$373,481,291
Total Equity and Preferred Shares - (2.4%)	(g)								$8,917,493	$9,669,592
Total Portfolio Investments	(bo)								$404,197,839	$383,150,883

(^) The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).

(a) All companies are located in the United States of America, unless otherwise noted.

(b) Interest rate percentages represent actual interest rates as of June 30, 2026, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

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
The accompanying notes are an integral part of these consolidated financial statements.

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

(q) The Company headquarters for Klick Health is located in Canada.

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

(u) Represents an investment in APD AMP Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(v) Represents an investment in APD Gol Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(w) Represents an investment in Firebird Co-Invest L.P., a holding company for the investment in AI Fire & Safety.

(x) Represents an investment in Citation Glow Co-Invest LP, a holding company for the investment in Gallo Mechanical.

(y) Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(z) Represents an investment in Talon Holdings SCSP, A Luxembourg Special Limited Partnership, a holding company for the investment in Eagle Fire.

(aa) Represents an investment in CCG Group Holding Company, LLC, a holding company for the investment in Certified Collisions Group.

(ab) Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.

(ac) Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ad) Represents an investment in Embark HoldCo, LP, a holding company for the investment in Embark.

(ae) Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.

(af) Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ag) Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ah) Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ai) Represents an investment in Summit Parent Holdings, LLC, a holding company for the investment in Summit Spine.

(aj) Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ak) Represents an investment in APT Holdings, LLC, a holding company for the investment in APT Healthcare.

(al) Represents an investment in APD TDATA Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(am) Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(an) Represents an investment in Western Dental Holdings, LLC, a holding company for the investment in Western Dental.

(ao) Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ap) Represents an investment in DynaGrid Holdings LLC, a holding company for the investment in DynaGrid.

(aq) Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ar) Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.

(as) Represents an investment in Prime Co-Invest, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(at) Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.

(au) Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(av) Represents an investment in PBP Co-Invest, L.P., a holding company for the investment in PayByPhone.

(aw) Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ax) Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ay) Represents an investment in KCP Sod Holdings LP, a holding company for the investment in Super-Sod.

(az) Represents an investment in LJ Flex, LP, a holding company, made through an affiliated equity aggregator vehicle.

(ba) Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bb) Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bc) Represents an investment in AEG TopCo LLC, a holding company for the investment in Auto Europe.

(bd) Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(be) Represents an investment in Reorganized Careismatic Brands Parent, LLC., a holding company for the investment in Reorganized Careismatic Brands.

(bf) Represents an investment in O6 Environmental Holdings, LLC, a holding company for the investment in O6 Environmental.

(bg) Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bh) Represents an investment in G-3 Mobility Parent LLC, a holding company for the investment in TRG.

(bi) Represents an investment in APD 80/20 Equity, L.P., a holding company for the investment in 80/20.

(bj) Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bk) Represents an investment in Dane Street Co-Investor Aggregator, LLC, a holding company for the investment in Dane Street.

(bl) Represents an investment in Excalibur Topco Holdings, L.P., a holding company for the investment in Avalon.

(bm) Represents an investment in Beam Topco, L.P., a holding company for the investment in Beacon Communications.

(bn) Represents an investment in Hydrexon Investments, LLC, a holding company for the investment in Scruggs Companies.

The accompanying notes are an integral part of these consolidated financial statements.

(bo) At June 30, 2026, the cost of investments for income tax purposes was $403,462,636, the gross unrealized depreciation for federal tax purposes was $26,393,004, the gross unrealized appreciation for federal income tax purposes was $6,081,251, and the net unrealized depreciation was $20,311,753.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc.
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i):
Services: Business
Vortex Companies	(j)	1st Lien Term Loan	S+	5.00%	8.65%	9/1/2023	9/4/2029	$5,002,162	$4,943,639	$5,002,149
Amplix	(j)	Unitranche Term Loan	S+	5.25%	8.90%	10/19/2023	10/18/2029	4,337,131	4,251,650	4,337,131
LegalShield	(k)	1st Lien Term Loan	S+	3.25%	6.90%	12/7/2021	12/15/2028	4,332,488	4,312,144	4,198,462
InnovateMR	(j)	1st Lien Term Loan	S+	6.00%	9.65%	12/16/2021	1/20/2028	4,077,410	4,049,381	4,077,410
Industrial Services Group	(j)	Unitranche Term Loan	S+	5.75%	9.40%	12/7/2022	12/7/2028	4,074,038	4,011,199	4,074,038
CoAdvantage		1st Lien Term Loan	S+	5.50%	9.15%	8/2/2023	8/2/2029	3,763,381	3,763,381	3,735,155
Golden Source	(j)	Unitranche Term Loan	S+	4.75%	8.40%	3/25/2022	5/12/2028	3,335,746	3,283,928	3,335,746
Eliassen		Unitranche Term Loan	S+	5.75%	9.40%	3/31/2022	4/14/2028	3,380,305	3,354,205	3,304,249
Kept Companies		1st Lien Term Loan	S+	5.25%	8.90%	4/30/2024	4/30/2029	3,290,112	3,251,554	3,257,211
Discovery Education		Unitranche Term Loan	S+	2.88%, 5.70% PIK	12.23%	3/25/2022	4/9/2029	3,929,102	3,893,429	2,946,826
The Facilities Group		Unitranche Term Loan	S+	5.75%	9.40%	12/10/2021	11/30/2027	2,903,842	2,891,302	2,874,803
CoolSys		1st Lien Term Loan	S+	4.75%	8.40%	8/4/2021	8/11/2028	2,940,135	2,926,922	2,844,581
Argano		1st Lien Term Loan	S+	5.50%	9.15%	9/13/2024	9/13/2029	2,804,403	2,756,883	2,776,359
Epiq	(k)	1st Lien Term Loan	S+	4.00%	7.65%	7/17/2024	4/26/2029	2,250,934	2,181,718	2,107,842
Paradigm Outcomes	(k)	1st Lien Term Loan	S+	3.00%	6.65%	4/2/2024	5/6/2031	1,973,853	1,966,282	1,988,795
Vensure		1st Lien Term Loan	S+	5.00%	8.65%	9/23/2024	9/27/2031	1,950,428	1,930,584	1,930,924
Mediaocean	(k)	1st Lien Term Loan	S+	3.50%	7.15%	12/9/2021	12/15/2028	1,925,000	1,915,998	1,901,332
Liberty Group	(j)	Unitranche Term Loan	S+	5.75%	9.40%	6/6/2022	6/15/2028	1,886,477	1,867,697	1,880,187
VC3	(j)	Unitranche Term Loan	S+	5.10%	8.75%	9/16/2022	3/12/2029	1,871,757	1,851,598	1,871,757
InnovateMR	(j)	1st Lien Term Loan	S+	6.50%	10.15%	12/23/2022	1/20/2028	1,829,561	1,802,693	1,829,561
CCG	(k)	Unitranche Term Loan	S+	4.50%	8.15%	12/30/2025	12/30/2032	1,729,242	1,711,949	1,711,949
Dun & Bradstreet		Unitranche Term Loan	S+	5.50%	9.15%	6/30/2025	8/26/2032	1,500,000	1,485,958	1,488,750
Secretariat		1st Lien Term Loan	S+	4.00%	7.65%	2/24/2025	2/28/2032	1,488,750	1,481,744	1,473,863
Insight Global		Unitranche Term Loan	S+	5.00%	8.65%	9/22/2021	9/22/2028	1,440,448	1,426,728	1,436,847
Heartland		1st Lien Term Loan	S+	4.75%	8.40%	12/1/2023	12/12/2029	1,425,891	1,404,479	1,411,632
Aprio		1st Lien Term Loan	S+	4.75%	8.40%	8/1/2024	8/1/2031	1,421,117	1,405,741	1,406,906
Gallo Mechanical		1st Lien Term Loan	S+	4.75%	8.40%	6/19/2025	8/2/2032	1,367,336	1,346,053	1,357,081
Ascend		1st Lien Term Loan	S+	4.50%	8.15%	10/22/2024	8/11/2031	1,324,638	1,318,563	1,311,392
Addison Group	(k)	1st Lien Term Loan	S+	4.25%	7.90%	1/19/2022	12/29/2028	1,319,464	1,317,856	1,195,890
Health Management Associates		1st Lien Term Loan	S+	6.25%	9.90%	3/31/2023	3/30/2029	1,099,103	1,078,286	1,090,860
Embark	(j)	1st Lien Term Loan	S+	4.50%	8.15%	8/27/2025	9/2/2032	997,500	983,946	990,019
Barton Associates		Unitranche Term Loan	S+	6.50%	10.15%	11/18/2024	7/26/2028	987,245	979,665	977,372
Colibri		1st Lien Term Loan	S+	5.00%	8.65%	11/9/2023	3/12/2029	980,000	963,839	975,100
Levata		1st Lien Term Loan	S+	5.00%	8.65%	8/19/2025	12/21/2027	811,845	803,694	807,786
Aprio		1st Lien Term Loan	S+	4.75%	8.40%	4/18/2025	8/1/2031	655,559	648,104	649,003
AI Fire & Safety		Unitranche Term Loan	S+	2.25%, 2.75% PIK	8.65%	12/20/2024	2/2/2032	627,069	623,912	625,502
Eagle Fire		1st Lien Term Loan	S+	4.50%	8.15%	6/4/2025	7/15/2032	569,666	562,991	565,394
Lexitas		Unitranche Term Loan	S+	5.00%	8.65%	4/15/2025	4/15/2031	510,447	505,030	505,343
Geosyntec		1st Lien Term Loan	S+	3.00%	6.65%	7/24/2024	7/31/2031	496,256	494,174	495,016
Inmar		1st Lien Term Loan	S+	4.50%	8.15%	10/25/2024	10/30/2031	493,769	491,430	488,831
S&P Engineering Solutions		1st Lien Term Loan	S+	5.00%	8.65%	3/31/2023	5/2/2030	488,750	478,848	488,750
trustaff		1st Lien Term Loan	S+	4.25%	7.90%	12/9/2021	3/6/2028	957,286	956,335	478,643
System One		1st Lien Term Loan	S+	3.50%	7.15%	1/28/2021	3/2/2028	477,600	476,773	472,824
Mitratech	(k)	Unitranche Term Loan	S+	4.75%	8.40%	12/1/2025	12/2/2031	458,716	456,365	456,422
Trace3	(k)	Unitranche Term Loan	S+	4.00%	7.65%	10/8/2025	10/29/2032	452,381	447,857	454,077
Perficient		1st Lien Term Loan	S+	3.50%	7.15%	8/2/2024	10/2/2031	452,028	450,020	444,118

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
AIA Contract	(j)	1st Lien Term Loan	S+	4.75%	8.40%	6/30/2025	7/2/2031	$423,182	$417,294	$422,124
HireRight	(k)	1st Lien Term Loan	S+	3.25%	6.90%	3/25/2024	9/27/2030	492,506	487,767	419,642
Aurora Energy Research		Unitranche Term Loan	S+	5.00%	8.65%	9/4/2025	9/8/2032	379,916	375,034	377,066
Industrial Services Group	(j)	Unitranche Revolver	S+	5.75%	9.40%	12/7/2022	12/7/2028	342,857	325,714	342,857
Capital Consultants Management Corporation	(j)	Unitranche Term Loan	S+	4.75%	8.40%	7/29/2025	11/3/2031	340,592	336,510	340,592
OSG Billing Services		1st Lien Term Loan	S+	6.25%	9.90%	11/30/2023	11/30/2028	312,562	312,562	309,436
Golden Source	(j)	Unitranche Revolver	S+	4.75%	8.40%	3/25/2022	5/12/2028	253,521	244,131	253,521
OSG Billing Services		1st Lien Term Loan	S+	8.00%	11.65%	11/30/2023	5/30/2028	219,341	209,666	217,148
Vortex Companies	(j)	1st Lien Revolver	S+	5.00%	8.65%	9/1/2023	9/4/2029	186,169	151,653	186,169
Discovery Education		Unitranche Revolver	S+	2.88%, 5.70% PIK	12.23%	3/25/2022	4/9/2029	153,846	149,808	115,385
Liberty Group	(j)	Unitranche Revolver	S+	5.75%	9.40%	6/6/2022	12/15/2028	79,545	75,000	79,280
VC3	(j)	Unitranche Revolver	S+	5.10%	8.75%	7/21/2022	3/12/2029	46,154	43,462	46,154
Gallo Mechanical		1st Lien Revolver	S+	4.75%	8.40%	6/19/2025	8/2/2032	39,067	34,672	38,774
Embark		1st Lien Revolver	S+	4.50%	8.15%	8/27/2025	9/2/2032	8,000	6,000	7,940
Heartland		1st Lien Revolver	S+	4.75%	8.40%	12/1/2023	12/12/2029	3,407	(1,217)	3,373
Mitratech	(k)	Unitranche Revolver	S+	4.75%	8.40%	12/1/2025	12/2/2031	-	(92)	-
AI Fire & Safety		Unitranche Revolver	S+	4.50%	8.15%	12/20/2024	2/2/2032	-	(449)	-
Aprio		1st Lien Revolver	S+	4.75%	8.40%	8/1/2024	8/1/2031	-	(499)	-
Lexitas		Unitranche Revolver	S+	5.00%	8.65%	4/15/2025	4/15/2031	-	(573)	-
Ascend		1st Lien Revolver	S+	4.50%	8.15%	10/22/2024	8/11/2031	-	(859)	-
AIA Contract	(j)	1st Lien Revolver	S+	4.75%	8.40%	6/30/2025	7/2/2031	-	(1,136)	-
Eagle Fire		1st Lien Revolver	S+	4.50%	8.15%	6/4/2025	7/15/2032	-	(1,346)	-
S&P Engineering Solutions		1st Lien Revolver	S+	5.00%	8.65%	3/31/2023	5/2/2029	-	(1,471)	-
Dun & Bradstreet		Unitranche Revolver	S+	5.50%	9.15%	6/30/2025	8/26/2032	-	(1,500)	-
Health Management Associates		1st Lien Revolver	S+	6.25%	9.90%	3/31/2023	3/30/2029	-	(2,131)	-
CCG	(k)	Unitranche Revolver	S+	4.50%	8.15%	12/30/2025	12/30/2032	-	(2,708)	-
Kept Companies		1st Lien Revolver	S+	5.25%	8.90%	4/30/2024	4/30/2029	-	(7,131)	-
Amplix	(j)	Unitranche Revolver	S+	5.25%	8.90%	10/19/2023	10/18/2029	-	(8,242)	-
									88,646,446	87,193,349
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Term Loan	S+	5.75%	9.40%	9/22/2021	9/30/2027	4,798,401	4,768,809	4,798,401
Minds + Assembly	(j)	Unitranche Term Loan	S+	5.00%	8.65%	5/3/2023	5/3/2029	3,996,894	3,929,422	3,996,894
Paradigm Oral Health		1st Lien Term Loan	S+	4.75%	8.40%	9/30/2024	11/16/2028	3,970,619	3,937,401	3,960,693
Sequel Ortho (fka OrthoNebraska)	(j)	Unitranche Term Loan	S+	5.00%	8.65%	7/31/2023	7/31/2028	3,311,070	3,254,578	3,311,070
Summit Spine 2025	(j)	Unitranche Term Loan	S+	4.75%	8.40%	3/21/2025	3/25/2031	3,256,090	3,194,982	3,256,090
U.S. Foot and Ankle Specialists		1st Lien Term Loan	S+	5.75%	9.40%	4/17/2024	9/15/2026	2,966,687	2,953,101	2,937,020
RevHealth	(j)	Unitranche Term Loan	S+	2.50%, 3.25% PIK	9.40%	7/22/2022	7/21/2028	4,210,394	4,169,336	2,704,019
EyeSouth Partners		Unitranche Term Loan	S+	5.50%	9.15%	11/15/2024	10/5/2029	2,282,181	2,259,977	2,259,359
TEAM Services	(k)	1st Lien Term Loan	S+	5.25%	8.90%	6/28/2024	12/20/2027	1,980,000	1,955,549	1,978,456
Ivy Rehab		1st Lien Term Loan	S+	5.00%	8.65%	3/11/2022	4/23/2029	1,927,696	1,906,586	1,908,419
Gastro Health		1st Lien Term Loan	S+	4.50%	8.15%	7/2/2021	7/3/2028	1,916,031	1,911,245	1,882,500
Therapy Brands		1st Lien Term Loan	S+	4.00%	7.65%	5/12/2021	5/18/2028	1,806,656	1,802,933	1,747,940
Advancing Eyecare		1st Lien Term Loan	S+	5.75%	9.40%	5/27/2022	6/13/2029	2,455,515	2,417,154	1,718,861
Upstream Rehabilitation		1st Lien Term Loan	S+	4.25%	7.90%	10/24/2019	11/20/2029	1,897,047	1,896,418	1,684,339
Blue Cloud 2025		1st Lien Term Loan	S+	5.00%	8.65%	8/12/2025	1/21/2031	1,654,166	1,654,166	1,641,760
Visor Buyer, Inc.	(j)	Unitranche Term Loan	S+	6.50%	10.15%	12/15/2025	12/15/2031	1,598,272	1,598,272	1,598,272
ImageFirst		1st Lien Term Loan	S+	3.00%	6.65%	3/12/2025	3/12/2032	1,492,500	1,488,750	1,481,306
MedRisk	(k)	1st Lien Term Loan	S+	3.00%	6.65%	4/1/2021	5/10/2028	1,463,823	1,460,017	1,471,039

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Forefront		1st Lien Term Loan	S+	5.50%	9.15%	12/14/2023	3/30/2029	$1,473,750	$1,450,967	$1,457,170
Quantum Health		1st Lien Term Loan	S+	4.25%	7.90%	12/18/2020	12/22/2027	1,432,500	1,425,377	1,432,500
MB2 Dental		Unitranche Term Loan	S+	5.50%	9.15%	2/5/2024	2/13/2031	1,258,604	1,247,756	1,246,018
Nvision		1st Lien Term Loan	S+	5.50%	9.15%	10/31/2024	12/31/2028	1,248,086	1,221,769	1,226,244
Symplr	(k)	1st Lien Term Loan	S+	4.50%	8.15%	11/23/2020	12/22/2027	1,428,750	1,421,616	1,217,245
nThrive	(k)	2nd Lien Term Loan	S+	4.00%	7.65%	11/18/2024	12/15/2028	1,613,125	1,613,125	1,114,879
Micro Merchant Systems		Unitranche Term Loan	S+	4.50%	8.15%	3/2/2022	12/14/2027	1,059,722	1,053,918	1,059,722
Radiology Partners	(k)	1st Lien Term Loan	S+	4.50%	8.15%	6/26/2025	6/30/2032	997,500	988,044	996,956
Press Ganey	(k)	1st Lien Term Loan	S+	3.00%	6.65%	4/24/2024	4/30/2031	987,538	979,682	990,624
RxBenefits	(k)	1st Lien Term Loan	S+	5.00%	8.65%	12/31/2025	12/23/2030	1,000,000	980,000	980,000
Cirtec Medical		1st Lien Term Loan	S+	5.00%	8.65%	1/30/2023	1/30/2029	972,500	954,256	970,069
Forefront		1st Lien Term Loan	S+	4.25%	7.90%	3/23/2022	3/30/2029	965,293	956,425	954,434
NSM		1st Lien Term Loan	S+	4.25%	7.90%	8/5/2024	5/14/2029	943,110	941,613	940,753
Epic Staffing Group		1st Lien Term Loan	S+	6.00%	9.65%	6/27/2022	6/28/2029	967,093	931,378	935,662
Patterson Companies	(k)	1st Lien Term Loan	S+	4.50%	8.15%	7/24/2025	4/16/2032	997,500	897,500	881,077
VaxCare		Unitranche Term Loan	S+	4.50%	8.15%	6/10/2025	6/17/2032	831,250	823,397	825,016
APT Healthcare		Unitranche Term Loan	S+	5.00%	8.65%	9/15/2025	9/30/2031	775,833	764,324	766,135
Specialized Dental		1st Lien Term Loan	S+	4.75%	8.40%	10/30/2025	11/1/2028	672,897	668,131	667,850
Viant	(k)	1st Lien Term Loan	S+	4.00%	7.65%	10/16/2024	10/29/2031	549,596	547,184	544,993
Performance Health		1st Lien Term Loan	S+	3.75%	7.40%	2/28/2025	3/19/2032	497,500	492,834	493,769
Cirtec Medical		1st Lien Term Loan	S+	5.00%	8.65%	7/2/2024	1/30/2029	492,500	487,761	491,269
TEAM Services	(k)	1st Lien Term Loan	S+	5.00%	8.65%	1/25/2024	12/20/2027	489,717	488,289	489,455
Sequel Ortho (fka OrthoNebraska)		Unitranche Term Loan	S+	5.00%	8.65%	10/31/2025	7/31/2028	476,190	471,429	476,190
Confluent Health		1st Lien Term Loan	S+	7.50%	11.15%	4/11/2023	11/30/2028	486,250	466,619	474,094
AGS Health		Unitranche Term Loan	S+	4.50%	8.15%	7/24/2025	8/2/2032	446,960	445,695	443,608
AccentCare		1st Lien Term Loan	S+	4.00%	7.65%	6/15/2021	9/20/2028	477,750	477,750	429,557
Midwest Eye Services		1st Lien Term Loan	S+	4.50%	8.15%	12/31/2024	8/20/2027	421,920	407,731	420,865
Avalon	(k)	1st Lien Term Loan	S+	4.50%	8.15%	12/30/2025	12/31/2031	416,667	412,500	412,500
TEAM Services		2nd Lien Term Loan	S+	9.00%	12.65%	1/5/2024	12/18/2028	410,000	407,950	410,000
Clearway		1st Lien Term Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	407,070	401,157	405,034
nThrive	(k)	1st Lien Term Loan	S+	4.00%	7.65%	11/18/2024	12/15/2028	410,231	410,231	371,356
RMP & MedA/Rx		1st Lien Term Loan	S+	4.75%	8.40%	3/22/2021	2/6/2026	359,378	359,471	349,495
nThrive	(k)	2nd Lien Term Loan	S+	6.75%	10.40%	11/18/2024	12/17/2029	490,000	490,000	338,654
UDG	(l)	1st Lien Term Loan	S+	4.25%	7.90%	8/6/2021	8/19/2028	315,938	314,837	310,409
RMP & MedA/Rx		1st Lien Term Loan	S+	4.75%	8.40%	2/27/2017	2/6/2026	306,018	306,018	297,603
Nvision		1st Lien Term Loan	S+	5.50%	9.15%	10/30/2024	12/31/2028	240,875	238,041	236,660
AGS Health		Unitranche Term Loan	S+	4.50%	8.15%	7/24/2025	8/2/2032	234,840	234,171	233,079
Blue Cloud		1st Lien Revolver	S+	5.00%	8.65%	12/13/2021	1/21/2031	159,091	157,955	157,898
Clearway		1st Lien Term Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	132,347	128,759	131,685
RevHealth	(j)	Unitranche Revolver	S+	2.50%, 3.25% PIK	9.40%	7/22/2022	7/21/2028	179,795	179,795	115,468
nThrive		1st Lien Term Loan	S+	5.25%	8.90%	11/20/2024	12/15/2028	116,508	115,332	115,343
AccentCare		1st Lien Term Loan	S+	5.50%	9.15%	2/5/2024	6/20/2028	119,820	116,006	115,027
Western Dental	(o)	1st Lien Term Loan	S+	6.50%	10.15%	6/18/2024	5/18/2028	92,798	88,866	92,798
Nvision		1st Lien Revolver	S+	5.50%	9.15%	10/31/2024	12/31/2028	61,603	61,603	60,525
Clearway		1st Lien Revolver	S+	5.50%	9.15%	9/17/2025	8/30/2030	38,067	35,067	37,877
Ivy Rehab		1st Lien Revolver	S+	4.75%	8.40%	3/11/2022	4/21/2028	36,700	33,333	36,333
Summit Spine 2025	(j)	Unitranche Revolver	S+	4.75%	8.40%	3/21/2025	3/25/2031	29,609	20,973	29,609
Cirtec Medical		1st Lien Revolver	S+	5.00%	8.65%	1/30/2023	10/31/2028	22,222	22,222	22,167
Clearway		1st Lien Term Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	16,810	16,565	16,726

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Western Dental	(k)	1st Lien Term Loan	S+	2.50%	6.15%	12/24/2025	6/3/2026	$15,630	$15,630	$15,630
MB2 Dental		Unitranche Revolver	S+	5.50%	9.15%	2/5/2024	2/13/2031	12,032	12,032	11,912
Clearway		1st Lien Term Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	11,321	11,156	11,265
Clearway		1st Lien Term Loan	S+	5.50%	9.15%	9/17/2025	8/30/2030	4,213	4,151	4,192
Western Dental	(o)	1st Lien Term Loan	S+	1.00%, 6.25% PIK	10.90%	6/14/2024	8/18/2028	541,114	438,360	-
AGS Health		Unitranche Revolver	S+	4.50%	8.15%	7/24/2025	8/2/2032	-	(76)	-
AGS Health		Unitranche Revolver	S+	4.50%	8.15%	7/24/2025	8/2/2032	-	(133)	-
Specialized Dental		1st Lien Revolver	S+	4.75%	8.40%	10/30/2025	11/1/2027	-	(467)	-
Avalon	(k)	1st Lien Revolver	S+	4.50%	8.15%	12/30/2025	12/31/2031	-	(833)	-
VaxCare		Unitranche Revolver	S+	4.50%	8.15%	6/10/2025	6/17/2032	-	(1,667)	-
Midwest Eye Services		1st Lien Revolver	S+	4.50%	8.15%	12/31/2024	8/20/2027	-	(3,220)	-
Sequel Ortho (fka OrthoNebraska)	(j)	Unitranche Revolver	S+	5.00%	8.65%	7/31/2023	7/31/2028	-	(13,962)	-
Minds + Assembly	(j)	1st Lien Revolver	S+	5.00%	8.65%	5/3/2023	5/3/2029	-	(18,789)	-
									75,156,300	71,601,837
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j)	Unitranche Term Loan	S+	4.50%	8.15%	6/13/2022	6/28/2030	5,042,946	4,982,248	5,042,946
Cerity Partners	(j)	Unitranche Term Loan	S+	4.50%	8.15%	7/28/2022	7/28/2031	4,519,713	4,476,932	4,519,713
Confluence		1st Lien Term Loan	S+	3.75%	7.40%	7/22/2021	7/31/2028	3,840,000	3,830,538	3,478,800
Prime Pensions	(j)	Unitranche Term Loan	S+	4.75%	8.40%	2/20/2024	2/26/2030	3,080,295	3,008,841	3,080,295
EPIC Insurance		Unitranche Term Loan	S+	4.50%	8.15%	8/27/2021	9/29/2028	2,176,942	2,159,894	2,155,172
Steward Partners		1st Lien Term Loan	S+	4.75%	8.40%	12/8/2023	10/14/2028	2,030,250	2,003,549	2,025,174
Beta+		1st Lien Term Loan	S+	5.75%	9.40%	6/24/2022	7/2/2029	1,935,000	1,863,126	1,915,650
OneDigital	(k)	1st Lien Term Loan	S+	3.00%	6.65%	6/13/2024	7/2/2031	1,479,352	1,472,981	1,484,929
EdgeCo		1st Lien Term Loan	S+	4.50%	8.15%	3/29/2022	6/1/2028	1,469,183	1,465,860	1,469,183
Orion	(k)	1st Lien Term Loan	S+	3.25%	6.90%	8/4/2020	9/24/2030	1,425,886	1,421,391	1,437,022
SIAA	(j)	Unitranche Term Loan	S+	4.75%	8.40%	4/21/2021	4/30/2030	1,128,724	1,120,135	1,128,724
Alera	(k)	1st Lien Term Loan	S+	3.25%	6.90%	5/21/2025	5/30/2032	997,500	992,500	1,003,430
Osaic	(k)	1st Lien Term Loan	S+	3.00%	6.65%	8/1/2025	7/30/2032	997,135	994,642	1,002,460
LERETA		1st Lien Term Loan	S+	5.25%	8.90%	7/27/2021	7/30/2028	957,500	953,215	926,381
Frazier & Deeter		1st Lien Term Loan	S+	4.50%	8.15%	4/30/2025	5/3/2032	764,261	756,648	760,440
Cherry Bekaert	(j)	Unitranche Term Loan	S+	4.50%	8.15%	10/11/2023	6/28/2030	711,823	703,118	711,823
Confluence		1st Lien Term Loan	S+	5.00%	8.65%	2/14/2025	7/30/2028	377,264	377,264	367,832
SIAA	(j)	Unitranche Term Loan	S+	4.75%	8.40%	3/24/2025	4/30/2030	138,994	135,136	138,994
Beta+		1st Lien Revolver	S+	4.25%	7.90%	6/24/2022	7/1/2027	82,887	76,671	82,058
Cerity Partners	(j)	Unitranche Revolver	S+	4.50%	8.15%	7/28/2022	7/28/2028	45,878	45,878	45,878
EPIC Insurance		Unitranche Revolver	S+	4.50%	8.15%	8/27/2021	9/29/2028	38,093	37,823	37,712
Frazier & Deeter		1st Lien Revolver	S+	4.50%	8.15%	4/30/2025	5/2/2031	-	(882)	-
Steward Partners		1st Lien Revolver	S+	4.75%	8.40%	12/20/2023	10/14/2028	-	(5,944)	-
Prime Pensions	(j)	Unitranche Revolver	S+	4.75%	8.40%	2/20/2024	2/26/2030	-	(7,619)	-
									32,863,945	32,814,616
Capital Equipment
Tank Holding		Unitranche Term Loan	S+	5.75%	9.40%	3/25/2022	3/31/2028	3,860,000	3,826,018	3,831,050
Flow Control Group	(k)	1st Lien Term Loan	S+	3.25%	6.90%	3/17/2021	3/31/2028	3,579,476	3,574,730	3,598,072
Plaskolite		Unitranche Term Loan	S+	4.00%, 4.00% PIK	11.65%	5/5/2025	5/9/2030	3,048,936	2,990,212	3,018,446
Excelitas		Unitranche Term Loan	S+	5.25%	8.90%	6/15/2022	8/13/2029	2,880,478	2,908,980	2,851,673
Burke Porter Group		1st Lien Term Loan	S+	2.00%, 5.00% PIK	10.65%	9/30/2022	7/29/2029	2,351,338	2,314,617	1,951,610

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Shaw		1st Lien Term Loan	S+	6.00%	9.65%	9/30/2023	10/30/2029	$1,755,957	$1,730,794	$1,736,203
Radwell		Unitranche Term Loan	S+	5.50%	9.15%	3/11/2022	4/1/2029	1,611,474	1,598,508	1,599,388
Antylia Scientific		1st Lien Term Loan	S+	4.00%	7.65%	5/16/2025	5/27/2032	1,500,000	1,464,898	1,492,500
Trystar		1st Lien Term Loan	S+	4.25%	7.90%	7/31/2024	8/6/2031	1,114,762	1,104,332	1,111,975
Air Control Concepts	(k)	1st Lien Term Loan	S+	2.75%	6.40%	7/16/2024	7/23/2031	994,774	992,890	995,863
Barnes		1st Lien Term Loan	S+	4.75%	8.40%	10/17/2025	10/22/2032	1,000,000	980,000	992,500
MW Industries		1st Lien Term Loan	S+	7.00%	10.65%	3/31/2023	3/31/2030	945,910	927,240	934,086
Therm-O-Disc		1st Lien Term Loan	S+	6.00%	9.65%	5/26/2022	5/31/2029	967,500	924,732	851,400
Associated Springs		1st Lien Term Loan	S+	4.75%	8.40%	3/7/2024	4/4/2030	698,678	685,623	698,678
80/20	(k)	Unitranche Term Loan	S+	4.50%	8.15%	12/11/2025	12/13/2032	682,540	674,762	675,714
Associated Springs		1st Lien Term Loan	S+	4.75%	8.40%	11/25/2024	4/4/2030	539,867	529,602	539,867
Ohio Transmission	(j)	Unitranche Term Loan	S+	5.75%	9.40%	12/12/2023	12/19/2030	547,536	538,116	537,954
nVent	(k)	1st Lien Term Loan	S+	3.00%	6.65%	9/30/2024	1/30/2032	498,750	496,250	502,648
Circor		1st Lien Term Loan	S+	3.00%	6.65%	10/9/2024	10/17/2031	496,256	495,173	496,256
Chromalloy	(k)	1st Lien Term Loan	S+	3.25%	6.90%	3/22/2024	3/27/2031	492,500	488,569	496,002
Trystar		1st Lien Term Loan	S+	4.25%	7.90%	9/5/2024	8/6/2031	495,000	490,027	493,763
TriMark		1st Lien Term Loan	S+	2.00%, 3.25% PIK	8.90%	1/16/2024	7/2/2029	691,220	691,220	492,494
AGCO G&P		1st Lien Term Loan	S+	5.00%	8.65%	10/8/2024	10/31/2031	496,250	491,886	491,288
Infinite Electronics		1st Lien Term Loan	S+	3.75%	7.40%	2/24/2021	3/2/2028	477,725	477,319	469,365
Industrial Electric Manufacturing	(k)	1st Lien Term Loan	S+	4.50%	8.15%	12/3/2025	12/3/2031	418,774	416,477	416,680
Pegasus		1st Lien Term Loan	S+	4.75%	8.40%	1/24/2024	1/19/2031	384,246	377,592	383,286
SupplyHouse		1st Lien Term Loan	S+	4.00%	7.65%	6/19/2025	7/1/2032	374,063	372,309	371,257
Burke Porter Group		1st Lien Revolver	S+	6.00%	9.65%	8/11/2022	7/29/2028	234,524	224,120	194,655
Ohio Transmission	(j)	Unitranche Revolver	S+	5.75%	9.40%	12/19/2023	12/19/2029	48,533	47,840	47,684
Plaskolite		Unitranche Revolver	S+	7.00%	10.65%	5/5/2025	2/7/2030	28,907	28,329	28,618
Radwell		Unitranche Revolver	S+	5.50%	9.15%	3/11/2022	4/1/2029	13,333	12,133	13,233
SupplyHouse		1st Lien Revolver	S+	4.00%	7.65%	6/19/2025	7/1/2032	-	(625)	-
80/20	(k)	Unitranche Revolver	S+	4.50%	8.15%	12/11/2025	12/13/2032	-	(1,270)	-
Associated Springs		1st Lien Revolver	S+	4.75%	8.40%	3/7/2024	4/4/2030	-	(1,888)	-
Trystar		1st Lien Revolver	S+	4.25%	7.90%	7/31/2024	8/6/2031	-	(2,727)	-
Tank Holding		Unitranche Revolver	S+	5.75%	9.40%	3/25/2022	3/31/2028	-	(2,954)	-
									32,865,834	32,314,208
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Term Loan	S+	5.00%	8.65%	11/1/2022	11/1/2029	5,245,465	5,168,453	5,245,465
Smart Start		1st Lien Term Loan	S+	4.25%	7.90%	12/10/2021	12/16/2028	2,917,950	2,911,964	2,903,360
Apex Service Partners		Unitranche Term Loan	S+	5.00%	8.65%	10/16/2023	10/24/2030	2,665,722	2,643,856	2,652,394
Rover		1st Lien Term Loan	S+	4.75%	8.40%	2/16/2024	2/27/2031	2,346,212	2,322,320	2,319,818
A Place For Mom		1st Lien Term Loan	S+	5.50%	9.15%	7/28/2017	2/10/2028	2,287,190	2,285,857	2,241,446
Smart Start		2nd Lien Term Loan	S+	7.75%	11.40%	12/10/2021	12/16/2029	2,000,000	1,980,398	1,990,000
Taxwell		1st Lien Term Loan	S+	4.25%	7.90%	6/17/2024	6/26/2031	1,907,074	1,890,768	1,907,074
Aptive Environmental		1st Lien Term Loan	S+	4.75%	8.40%	10/10/2025	10/15/2032	1,767,442	1,749,380	1,754,186
FullBloom		1st Lien Term Loan	S+	4.25%	7.90%	12/10/2021	12/15/2028	1,447,500	1,440,616	1,440,263
Legacy Service Partners		Unitranche Term Loan	S+	4.50%	8.15%	10/25/2023	11/10/2031	1,033,872	1,009,064	1,023,533
Teaching Strategies		1st Lien Term Loan	S+	3.75%	7.40%	8/19/2021	8/31/2028	960,000	955,191	949,200
Spring Education	(k)	1st Lien Term Loan	S+	3.25%	6.90%	10/5/2023	10/4/2030	931,000	931,000	937,475
Crash Champions	(k)	1st Lien Term Loan	S+	4.75%	8.40%	2/7/2024	2/23/2029	985,000	983,309	937,390
United Comfort Group (fka United Air Temp)	(j)	1st Lien Term Loan	S+	5.50%	9.15%	2/14/2024	3/28/2030	1,107,396	1,079,952	928,672
All My Sons		1st Lien Term Loan	S+	4.75%	8.40%	6/4/2024	10/25/2028	490,478	485,014	486,799
Apex Service Partners		Unitranche Term Loan	S+	5.00%	8.65%	4/24/2025	10/24/2030	382,266	378,183	380,355
FMG Suite	(j)	Unitranche Term Loan	S+	4.75%	8.40%	8/11/2025	9/9/2032	349,057	345,219	346,528
R. F. Fager		1st Lien Term Loan	S+	5.00%	8.65%	5/16/2025	3/4/2030	331,785	326,646	329,297

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
United Comfort Group (fka United Air Temp)	(j)	1st Lien Revolver	S+	5.50%	9.15%	2/14/2024	3/28/2030	$196,043	$196,043	$164,403
Ned Stevens 2022-2	(j)	Unitranche Revolver	S+	5.00%	8.65%	11/1/2022	11/1/2028	84,617	74,463	84,617
Apex Service Partners		Unitranche Revolver	S+	5.00%	8.65%	10/16/2023	10/24/2029	38,329	36,868	38,137
R. F. Fager		1st Lien Revolver	S+	5.00%	8.65%	5/16/2025	3/4/2030	20,562	19,518	20,408
FMG Suite	(j)	Unitranche Revolver	S+	4.75%	8.40%	8/11/2025	9/9/2032	-	(566)	-
Aptive Environmental		1st Lien Revolver	S+	4.75%	8.40%	10/10/2025	10/15/2032	-	(1,550)	-
Rover		1st Lien Revolver	S+	4.75%	8.40%	2/16/2024	2/27/2031	-	(2,250)	-
									29,209,716	29,080,820
High Tech Industries
Planview	(k)	1st Lien Term Loan	S+	3.50%	7.15%	12/11/2020	12/17/2027	3,028,946	3,018,556	2,914,891
Ivanti Software		1st Lien Term Loan	S+	4.75%	8.40%	11/20/2020	6/1/2029	2,952,762	2,937,331	2,662,564
Idera	(k)	1st Lien Term Loan	S+	3.50%	7.15%	6/27/2017	3/2/2028	2,502,165	2,502,266	2,341,264
Precisely	(k)	1st Lien Term Loan	S+	4.00%	7.65%	3/19/2021	4/24/2028	2,393,750	2,388,685	2,233,967
Intermedia		Unitranche Term Loan	S+	5.25%	8.90%	4/4/2024	4/4/2029	1,859,469	1,859,469	1,854,820
Barracuda		2nd Lien Term Loan	S+	7.00%	10.65%	5/17/2022	8/15/2030	2,000,000	1,958,140	1,516,340
Xplor Technologies		1st Lien Term Loan	S+	3.50%	7.15%	6/14/2024	12/1/2032	1,481,288	1,471,467	1,481,288
Digital Room		1st Lien Term Loan	S+	5.25%	8.90%	12/16/2021	12/21/2028	1,443,750	1,436,781	1,427,508
ORBCOMM		1st Lien Term Loan	S+	4.25%	7.90%	6/17/2021	9/1/2028	1,451,057	1,413,541	1,403,897
HelpSystems		1st Lien Term Loan	S+	6.00%	9.65%	12/19/2019	5/21/2029	1,370,444	1,369,445	1,302,566
SmartBear		1st Lien Term Loan	S+	4.00%	7.65%	11/20/2020	3/3/2028	960,244	956,707	950,641
Options IT		1st Lien Term Loan	S+	4.50%	8.15%	9/20/2024	9/30/2031	736,154	725,168	734,313
Aptean		Unitranche Term Loan	S+	4.75%	8.40%	1/1/2024	1/30/2031	582,923	578,458	578,551
Inhabit		Unitranche Term Loan	S+	4.50%	8.15%	12/10/2024	1/12/2032	497,500	494,975	496,256
LightBox		1st Lien Term Loan	S+	5.25%	8.90%	1/10/2025	1/13/2030	496,250	489,773	496,250
Qlik	(k)	1st Lien Term Loan	S+	3.25%	6.90%	12/31/2024	10/26/2030	496,231	495,065	496,018
NCR Voyix	(k)	1st Lien Term Loan	S+	2.75%	6.40%	9/24/2024	9/30/2031	495,000	492,899	495,973
Cloudera		1st Lien Term Loan	S+	3.75%	7.40%	8/10/2021	10/8/2028	481,250	479,111	477,641
Barracuda	(k)	1st Lien Term Loan	S+	4.50%	8.15%	5/17/2022	8/15/2029	485,000	476,622	397,019
Ivanti Software		1st Lien Term Loan	S+	5.75%	9.40%	5/6/2025	6/1/2029	388,174	370,601	388,174
insightsoftware		Unitranche Term Loan	S+	5.25%	8.90%	7/16/2024	5/25/2028	390,801	389,455	384,939
insightsoftware		Unitranche Revolver	S+	5.25%	8.90%	3/26/2024	5/25/2028	48,501	47,846	47,773
Options IT		1st Lien Revolver	S+	4.50%	8.15%	9/20/2024	3/31/2031	24,124	22,784	24,064
Inhabit		Unitranche Revolver	S+	4.50%	8.15%	12/10/2024	1/12/2032	-	(439)	-
LightBox		1st Lien Revolver	S+	5.25%	8.90%	1/10/2025	1/13/2030	-	(494)	-
									26,374,212	25,106,717
Containers, Packaging & Glass
Brook & Whittle	(k)	1st Lien Term Loan	S+	4.50%	8.15%	8/11/2025	12/14/2030	3,052,265	3,052,265	2,009,154
Paragon Films		1st Lien Term Loan	S+	3.75%	7.40%	12/15/2021	12/16/2028	1,990,300	1,980,055	1,985,324
Tekni-Plex	(k)	1st Lien Term Loan	S+	3.75%	7.40%	3/27/2024	9/15/2028	1,593,945	1,592,215	1,534,985
Resource Label Group		1st Lien Term Loan	S+	4.25%	7.90%	7/2/2021	7/7/2028	1,804,557	1,800,734	1,437,104
Technimark		1st Lien Term Loan	S+	3.25%	6.90%	6/30/2021	4/14/2031	1,436,914	1,433,995	1,408,176
Intertape Polymer	(k)(m)	1st Lien Term Loan	S+	4.75%	8.40%	6/15/2022	6/28/2028	1,361,043	1,330,765	1,323,621
Transcendia		Unitranche Term Loan	S+	6.50%	10.15%	5/23/2024	11/23/2029	987,500	972,721	980,094
Five Star Packaging		1st Lien Term Loan	S+	4.25%	7.90%	4/27/2022	5/5/2029	978,635	969,350	971,295
Balcan	(n)	1st Lien Term Loan	S+	4.75%	8.40%	10/10/2024	10/20/2031	992,500	975,067	952,800
Lacerta		1st Lien Term Loan	S+	5.50%	9.15%	2/8/2021	12/30/2026	950,000	947,729	902,500
Brook & Whittle		1st Lien Term Loan	S+	6.50%	10.15%	8/11/2025	12/14/2030	764,541	681,336	764,541
Precision Concepts		Unitranche Term Loan	S+	4.75%	8.40%	7/28/2025	8/2/2032	682,344	675,684	677,227

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
ProAmpac	(k)	1st Lien Term Loan	S+	4.00%	7.65%	8/7/2025	9/15/2028	$497,468	$496,282	$499,122
SupplyOne	(k)	1st Lien Term Loan	S+	3.50%	7.15%	3/27/2024	4/21/2031	491,288	487,418	492,909
Industrial Physics		1st Lien Term Loan	S+	6.25%	9.90%	7/18/2023	7/19/2029	490,000	478,677	478,975
Golden West Packaging		1st Lien Term Loan	S+	5.25%	8.90%	11/29/2021	6/27/2031	450,625	448,817	351,488
Precision Concepts		Unitranche Term Loan	S+	4.75%	8.40%	7/28/2025	8/2/2032	199,179	197,246	197,685
Industrial Physics		1st Lien Revolver	S+	6.25%	9.90%	7/18/2023	7/19/2028	60,345	57,112	58,987
Precision Concepts		Unitranche Revolver	S+	4.75%	8.40%	7/28/2025	8/2/2032	11,263	10,101	11,179
									18,587,569	17,037,166
Construction & Building
A1 Garage Door	(j)	Unitranche Term Loan	S+	4.50%	8.15%	12/22/2022	12/22/2028	2,217,632	2,177,401	2,217,632
Cook & Boardman		1st Lien DDTL	S+	6.00%	9.65%	5/29/2024	3/4/2030	1,979,489	1,964,611	1,969,592
PlayPower		Unitranche Term Loan	S+	5.25%	8.90%	10/29/2025	10/29/2031	1,885,067	1,847,365	1,870,929
Tangent		1st Lien Term Loan	S+	4.75%	8.40%	10/2/2019	11/30/2027	1,722,472	1,719,863	1,666,492
Leaf Home		1st Lien Term Loan	S+	5.25%	8.90%	9/4/2025	9/4/2031	1,382,297	1,362,212	1,371,930
Brown & Root	(k)	1st Lien Term Loan	S+	5.00%	8.65%	9/29/2025	10/3/2030	1,221,429	1,203,935	1,203,107
Lindsay Precast	(k)	1st Lien Term Loan	S+	4.75%	8.40%	12/15/2025	12/16/2032	905,172	894,569	896,121
Dodge Construction Network		1st Lien Term Loan	S+	4.75%	8.40%	11/14/2024	2/28/2029	603,456	603,456	600,439
Voeller		1st Lien Term Loan	S+	4.75%	8.40%	11/25/2025	11/25/2032	581,395	574,419	577,035
Electric Power Engineers		1st Lien Term Loan	S+	4.50%	8.15%	11/27/2024	12/15/2031	500,000	494,611	500,000
Cumming Group		Unitranche Term Loan	S+	4.75%	8.40%	10/1/2025	11/16/2029	500,000	497,500	500,000
Terra Millennium	(k)	1st Lien Term Loan	S+	4.75%	8.40%	10/25/2024	11/1/2030	496,496	491,869	499,369
RailPros		Unitranche Term Loan	S+	4.25%	7.90%	4/23/2025	5/24/2032	498,750	492,981	498,750
DynaGrid		1st Lien Term Loan	S+	4.75%	8.40%	1/7/2025	2/13/2032	497,500	487,500	497,500
Playcore	(k)	1st Lien Term Loan	S+	3.75%	7.40%	2/14/2024	2/20/2030	491,287	485,799	495,048
Dodge Construction Network		1st Lien Term Loan	S+	6.25%	9.90%	11/14/2024	1/31/2029	435,165	431,714	432,990
Brown & Root	(k)	1st Lien Revolver	S+	5.00%	8.65%	9/29/2025	10/3/2030	85,714	81,381	84,429
Leaf Home		1st Lien Revolver	S+	5.25%	8.90%	9/4/2025	9/4/2031	13,500	11,813	13,399
PlayPower		Unitranche Revolver	S+	5.25%	8.90%	10/29/2025	10/29/2030	8,841	6,542	8,775
DynaGrid		1st Lien Revolver	S+	4.75%	8.40%	1/7/2025	1/7/2031	-	(539)	-
RailPros		Unitranche Revolver	S+	4.25%	7.90%	4/23/2025	5/24/2032	-	(807)	-
Electric Power Engineers		1st Lien Revolver	S+	4.50%	8.15%	11/27/2024	12/15/2031	-	(968)	-
Voeller		1st Lien Revolver	S+	4.75%	8.40%	11/25/2025	11/25/2032	-	(1,860)	-
Lindsay Precast	(k)	1st Lien Revolver	S+	4.75%	8.40%	12/15/2025	12/16/2032	-	(2,845)	-
A1 Garage Door	(j)	Unitranche Revolver	S+	4.50%	8.15%	12/22/2022	12/22/2028	-	(8,264)	-
									15,814,258	15,903,537
Beverage, Food & Tobacco
Bettcher Industries	(k)	1st Lien Term Loan	S+	4.00%	7.65%	12/13/2021	12/14/2028	2,922,409	2,909,665	2,915,103
Dessert Holdings	(k)	1st Lien Term Loan	S+	4.00%	7.65%	6/7/2021	6/9/2028	2,893,533	2,864,576	2,886,603
Purfoods		1st Lien Term Loan	S+	5.00%	8.65%	6/24/2024	8/12/2027	2,000,000	1,989,263	1,995,000
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.75%	8.40%	4/7/2022	5/18/2029	1,792,143	1,774,459	1,792,143
Monogram Foods		1st Lien Term Loan	S+	4.00%	7.65%	8/13/2021	8/28/2028	960,000	955,719	950,400
Mary Ruth's		1st Lien Term Loan	S+	4.75%	8.40%	9/26/2025	9/30/2031	748,125	740,905	744,384
Hissho Sushi		Unitranche Term Loan	S+	4.75%	8.40%	10/20/2025	5/18/2029	523,810	518,571	523,810
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.75%	8.40%	8/7/2024	5/18/2029	517,262	512,543	517,262
Golden State Foods	(k)	1st Lien Term Loan	S+	4.00%	7.65%	10/7/2024	12/4/2031	493,762	490,474	497,466
Rise Baking		1st Lien Term Loan	S+	5.00%	8.65%	10/24/2024	11/4/2031	495,000	488,450	491,288
MBC Companies		1st Lien Term Loan	S+	4.75%	8.40%	1/6/2025	7/7/2029	495,000	490,785	491,288
Trilliant 2024		1st Lien Term Loan	S+	6.50%	10.15%	11/20/2024	11/30/2029	487,500	479,254	487,500
Hometown Food		1st Lien Term Loan	S+	4.50%	8.15%	4/22/2025	12/3/2030	474,511	470,363	473,325
MBC Companies		1st Lien Term Loan	S+	4.75%	8.40%	10/8/2025	4/10/2031	469,407	464,701	465,886
Mary Ruth's		1st Lien Term Loan	S+	4.00%	7.65%	9/26/2025	9/30/2030	248,438	247,246	247,195
MBC Companies		1st Lien Term Loan	S+	4.00%	7.65%	10/8/2025	10/10/2030	29,233	29,086	29,014

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Hissho Sushi	(j)	Unitranche Revolver	S+	4.75%	8.40%	4/7/2022	5/18/2029	$-	$(667)	$-
									15,425,393	15,507,667
Transportation: Cargo
Evans Network		1st Lien Term Loan	S+	4.25%	7.90%	8/6/2021	8/19/2028	3,388,767	3,372,504	3,346,408
Kenco		1st Lien Term Loan	S+	4.25%	7.90%	6/5/2024	11/15/2029	2,871,025	2,862,781	2,856,670
Capstone Logistics		1st Lien Term Loan	S+	4.50%	8.15%	11/12/2020	11/13/2029	2,037,786	2,031,125	2,027,597
AIT Worldwide Logistics	(k)	1st Lien Term Loan	S+	4.00%	7.65%	11/7/2024	4/8/2030	1,920,600	1,918,221	1,935,005
Worldwide Express	(k)	1st Lien Term Loan	S+	4.00%	7.65%	11/8/2024	7/26/2028	1,440,000	1,440,000	1,448,359
FLS Transportation		1st Lien Term Loan	S+	5.25%	8.90%	4/14/2022	12/15/2028	1,180,870	1,175,047	1,121,826
Magnate		1st Lien Term Loan	S+	5.50%	9.15%	3/11/2022	12/29/2028	951,342	941,662	937,071
St. George Logistics	(o)	1st Lien Term Loan	S+	1.00%, 6.50% PIK	11.15%	10/3/2024	10/3/2029	937,950	937,950	281,385
FLS Transportation		1st Lien Revolver	S+	5.25%	8.90%	4/14/2022	12/17/2027	87,778	86,889	83,389
St. George Logistics	(o)	1st Lien Term Loan	S+	1.00%, 6.00% PIK	10.65%	10/3/2024	10/3/2029	466,584	466,584	—
Kenco		1st Lien Revolver	S+	4.25%	7.90%	6/5/2024	11/15/2029	-	(2,283)	-
									15,230,480	14,037,710
Engine & Transmission Exchange	(j)	1st Lien Term Loan	S+	5.00%	8.65%	5/26/2023	5/29/2029	4,168,763	4,089,483	4,168,763
Highline		1st Lien Term Loan	S+	3.50%	7.15%	2/13/2025	2/19/2030	1,980,000	1,975,480	1,975,050
BBB Industries	(k)	1st Lien Term Loan	S+	5.25%	8.90%	6/30/2022	7/25/2029	2,057,536	1,941,096	1,757,733
Rough Country	(k)	1st Lien Term Loan	S+	3.50%	7.15%	7/26/2021	7/28/2028	1,455,202	1,452,460	1,451,564
Truck Hero	(k)	1st Lien Term Loan	S+	3.75%	7.40%	1/20/2021	1/31/2028	1,428,750	1,428,750	1,107,281
Innovative XCessories	(k)	1st Lien Term Loan	S+	5.50%	9.15%	8/15/2025	9/5/2029	416,929	407,927	417,016
Engine & Transmission Exchange	(j)	1st Lien Term Loan	S+	5.00%	8.65%	3/21/2025	5/29/2029	339,487	335,449	339,487
Engine & Transmission Exchange	(j)	1st Lien Revolver	S+	5.00%	8.65%	5/26/2023	5/29/2029	—	(15,392)	—
									11,615,253	11,216,894
Aerospace & Defense
Electro Methods		1st Lien Term Loan	S+	4.75%	8.40%	2/6/2025	2/23/2032	2,985,000	2,944,260	2,977,538
HDT Global		1st Lien Term Loan	S+	1.00%, 5.50% PIK	10.15%	6/30/2021	1/7/2028	3,468,439	3,434,422	2,358,539
Whitcraft		1st Lien Term Loan	S+	5.00%	8.65%	3/31/2023	9/30/2031	1,945,000	1,898,396	1,930,413
API Technologies		1st Lien Term Loan	S+	1.00%, 6.00% PIK	10.65%	1/15/2020	5/9/2027	1,125,639	1,123,491	1,089,055
Novaria Group		1st Lien Term Loan	S+	3.25%	6.90%	6/4/2024	6/6/2031	987,550	983,538	985,081
SMX		1st Lien Term Loan	S+	4.50%	8.15%	2/6/2025	2/6/2032	992,500	983,463	985,056
Tronair	(k)	1st Lien Term Loan	S+	3.75%	7.40%	12/18/2025	12/22/2032	400,000	395,000	395,000
API Technologies		1st Lien Term Loan	S+	1.00%, 6.00% PIK	10.65%	11/3/2023	3/25/2027	99,191	98,576	97,207
Tronair	(k)	1st Lien Revolver	S+	3.75%	7.40%	12/18/2025	12/22/2032	-	(1,250)	-
Whitcraft		1st Lien Revolver	S+	5.00%	8.65%	3/31/2023	9/30/2031	-	(10,714)	-
Electro Methods		1st Lien Revolver	S+	4.75%	8.40%	2/6/2025	2/23/2032	-	(12,191)	-
									11,836,991	10,817,889
Chemicals, Plastics & Rubber
Vertellus		1st Lien Term Loan	S+	5.75%	9.40%	12/18/2020	1/2/2029	2,876,887	2,850,776	2,733,043
Shrieve		Unitranche Term Loan	S+	6.00%	9.65%	9/23/2024	10/30/2030	2,475,000	2,429,343	2,456,438
USALCO	(k)	1st Lien Term Loan	S+	3.50%	7.15%	9/17/2024	9/30/2031	990,025	985,867	995,287
Boyd Group	(k)	1st Lien Term Loan	S+	3.75%	7.40%	7/19/2024	7/29/2029	987,500	975,994	994,817
Americhem		1st Lien Term Loan	S+	4.50%	8.15%	2/5/2025	3/1/2032	497,500	492,392	496,256
Chase		1st Lien Term Loan	S+	4.00%	7.65%	4/2/2025	4/9/2032	498,750	494,078	496,256
Ascensus Specialties		1st Lien Term Loan	S+	4.35%	8.00%	12/3/2021	6/30/2028	478,655	475,004	454,722
Vertellus		1st Lien Revolver	S+	5.75%	9.40%	12/18/2020	1/2/2029	202,211	192,081	192,100
Polytek	(o)	1st Lien Term Loan	S+	8.25% PIK	11.90%	12/23/2020	8/15/2026	471,236	471,236	164,933
Mold-Rite		1st Lien Term Loan	S+	5.25%	8.90%	6/11/2024	10/4/2028	136,841	131,086	136,841
Shrieve		Unitranche Revolver	S+	6.00%	9.65%	9/23/2024	10/30/2030	71,654	71,654	71,116
Americhem		1st Lien Revolver	S+	4.50%	8.15%	2/5/2025	3/1/2032	-	(909)	-
									9,568,602	9,191,809

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Environmental Industries
Alliance Environmental Group	(j) (o)	1st Lien Term Loan	S+	7.00% PIK	10.65%	12/30/2021	12/30/2028	$4,569,454	$4,532,758	$2,150,495
Denali Water Solutions		1st Lien Term Loan	S+	4.75%	8.40%	11/13/2025	11/19/2032	1,692,308	1,675,385	1,679,615
Crystal Clean		1st Lien Term Loan	S+	3.75%	7.40%	10/5/2023	10/17/2030	1,471,228	1,452,730	1,467,550
Miller Environmental		1st Lien Term Loan	S+	5.00%	8.65%	9/4/2024	9/10/2031	1,469,842	1,443,967	1,444,120
O6 Environmental	(j)	1st Lien Term Loan	S+	4.75%	8.40%	8/4/2025	8/5/2032	607,432	600,652	603,053
Keter Environmental Services		Unitranche Term Loan	S+	5.25%	8.90%	11/5/2021	10/29/2027	480,000	478,229	464,400
Denali Water Solutions		1st Lien Revolver	S+	4.75%	8.40%	11/13/2025	11/19/2032	111,538	108,462	110,702
Alliance Environmental Group	(j) (o)	1st Lien Revolver	S+	7.00% PIK	10.65%	12/30/2021	12/30/2028	228,477	221,854	107,527
Keter Environmental Services		Unitranche Revolver	S+	4.25%	7.90%	11/5/2021	10/29/2027	28,424	27,649	27,500
Alliance Environmental Group	(j)	1st Lien Revolver	S+	7.00% PIK	10.65%	6/23/2025	12/30/2028	515	515	242
O6 Environmental	(j)	1st Lien Revolver	S+	4.75%	8.40%	8/4/2025	8/5/2032	-	(1,623)	-
Miller Environmental		1st Lien Revolver	S+	5.00%	8.65%	9/4/2024	9/10/2031	-	(6,014)	-
									10,534,564	8,055,204
Consumer Goods: Non-durable
Augusta Sportswear		1st Lien Term Loan	S+	7.00%	10.65%	11/21/2023	11/21/2029	4,421,250	4,358,517	4,244,400
Augusta Sportswear		1st Lien Revolver	S+	7.00%	10.65%	11/21/2023	11/21/2028	174,382	168,817	167,407
									4,527,334	4,411,807
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Term Loan	S+	5.00%	8.65%	5/23/2022	9/17/2029	1,777,333	1,755,180	1,777,333
Integral Ad Science	(k)	1st Lien Term Loan	S+	5.00%	8.65%	12/22/2025	12/25/2030	1,000,000	965,000	965,000
MediaRadar	(j)	Unitranche Term Loan	S+	5.00%	8.65%	10/31/2023	9/17/2029	938,007	921,441	938,007
MediaRadar	(j)	Unitranche Revolver	S+	5.00%	8.65%	9/16/2022	9/17/2029	69,726	59,558	69,726
									3,701,179	3,750,066
Hotels, Gaming & Leisure
Auto Europe		1st Lien Term Loan	S+	7.50%	11.15%	10/19/2016	1/23/2026	1,616,965	1,518,986	1,293,572
Encore		1st Lien Term Loan	S+	5.00%	8.65%	11/18/2024	12/5/2031	496,250	487,495	495,009
Encore		1st Lien Revolver	S+	5.00%	8.65%	11/18/2024	12/5/2029	—	(1,094)	—
									2,005,387	1,788,581
Wholesale
Carlisle Foodservice		1st Lien Term Loan	S+	5.00%	8.65%	9/29/2023	10/2/2030	1,080,773	1,059,258	1,078,071
RelaDyne	(k)	1st Lien Term Loan	S+	3.50%	7.15%	6/30/2025	12/23/2030	496,250	495,108	497,146
Carlisle Foodservice		1st Lien Revolver	S+	5.00%	8.65%	9/29/2023	10/2/2029	85,948	82,725	85,733
									1,637,091	1,660,950
Metals & Mining
Dynatect (A&A)		1st Lien Term Loan	S+	4.50%	8.15%	8/16/2019	9/29/2028	1,574,836	1,574,836	1,574,836
									1,574,836	1,574,836

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
Media: Diversified & Production
Cast & Crew		1st Lien Term Loan	S+	3.75%	7.40%	4/30/2024	12/29/2028	$982,093	$977,093	$776,561
Spectrum Science		1st Lien Term Loan	S+	7.00%	10.65%	1/17/2024	2/1/2029	507,604	493,795	491,107
									1,470,888	1,267,668
Retail
Varsity Brands	(k)	1st Lien Term Loan	S+	3.00%	6.65%	7/26/2024	8/26/2031	995,000	990,826	999,821
StubHub	(k)	1st Lien Term Loan	S+	4.75%	8.40%	1/31/2020	3/15/2030	246,853	245,393	245,156
									1,236,219	1,244,977
Utilities: Electric
Power Grid Components	(k)	1st Lien Term Loan	S+	4.75%	8.40%	7/24/2024	12/2/2030	694,955	694,955	691,480
									694,955	691,480
Energy: Oil & Gas
AmSpec		1st Lien Term Loan	S+	3.50%	7.15%	12/12/2024	12/22/2031	574,154	571,861	569,848
									571,861	569,848
Telecommunications
Eastern Communications		1st Lien Term Loan	S+	5.00%	8.65%	9/29/2025	12/30/2030	498,741	493,741	497,494
									493,741	497,494
Utilities: Water
Vessco		Unitranche Term Loan	S+	4.50%	8.15%	10/30/2025	11/3/2032	232,069	230,345	230,329
Vessco		Unitranche Revolver	S+	4.50%	8.15%	10/30/2025	11/3/2032	—	(212)	—
									230,133	230,329
	Total Bank Loans								$411,873,187	$397,567,459
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Services: Business
Vortex Companies	(j) (o) (p)	LP Common Units				9/1/2023		190	$189,759	$644,450
InnovateMR	(j) (o) (q)	Class A Units				12/16/2021		387	387,311	527,662
Industrial Services Group	(j) (o) (r)	Class A Units				12/7/2022		238	238,095	420,663
Amplix	(j) (o) (s)	Class A-2 Units				10/19/2023		23,810	238,095	333,293
Golden Source	(j) (o) (t)	Class A Units				3/25/2022		117,371	117,371	244,273
Gallo Mechanical	(o) (u)	LP Interest				6/19/2025		140,000	137,384	158,140
CCG	(j) (o) (v)	Class A Units				12/30/2025		154,806	154,806	154,806
AI Fire & Safety	(o) (w)	Class A Units				12/20/2024		233,607	233,607	139,531
VC3	(j) (o) (x)	Class A Units				9/16/2022		16,958	70,778	103,999
Heartland	(o) (y)	Co-Invest Units				12/12/2023		889	88,889	92,081
Eagle Fire	(o) (z)	Class A Units				6/4/2025		119,048	119,048	88,409
Industrial Services Group	(j) (o) (r)	Class A-1 Units				3/10/2025		25	32,022	44,369
Liberty Group	(j) (o) (aa)	Series A-Preferred Units				6/6/2022		113,636	113,636	41,113
Embark	(j) (o) (ab)	Class A Units				9/2/2025		20,000	20,000	15,239
OSG Billing Services	(o) (ac)	Class A Units				11/30/2023		27,208	-	-
									2,140,801	3,008,028
Healthcare & Pharmaceuticals
Visor Buyer, Inc.	(j) (o) (ad)	Class A Units				12/15/2025		2,206,263	2,206,263	1,517,753
Minds + Assembly	(j) (o) (ae)	Class A Units				5/3/2023		217	217,391	425,120
Sequel Ortho (fka OrthoNebraska)	(j) (o) (af)	Class A Units				7/31/2023		24,245	166,992	351,014
Summit Spine 2025	(j) (o) (ag)	Class A Units				3/21/2025		2,388	238,847	273,084
Ivy Rehab	(o) (ah)	Class A Units				3/11/2022		100	100,000	144,571
APT Healthcare	(o) (ai)	Class A-5 Common Units				9/15/2025		7,421	10,000	10,000
RevHealth	(j) (o) (aj)	Class A-1 Units				7/22/2022		20,548	205,479	—
									3,144,972	2,721,542

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of December 31, 2025

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (ak)	Class A Units				6/30/2022		129,870	$61,388	$339,458
American Beacon Advisors	(o) (al)	Common Units				12/29/2023		16,071	-	273,207
Prime Pensions	(j) (o) (am)	LP Interest				2/20/2024		238,095	214,404	226,476
Beta+	(o) (an)	Class A-2 Common Stock				9/15/2023		2,470	24,700	25,646
									300,492	864,787
Construction & Building
A1 Garage Door	(j) (o) (ao)	Class A Common Units				12/22/2022		273	272,727	758,534
DynaGrid	(o) (ap)	Class A-2 Units				1/7/2025		59,524	59,524	101,389
									332,251	859,923
High Tech Industries
PracticeTek	(j) (o) (aq)	Class A Units				11/22/2021		616,814	649,236	668,261
									649,236	668,261
Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (ar)	Class A Units				4/7/2022		25,000	157,353	537,534
									157,353	537,534
Services: Consumer
Ned Stevens 2022-2	(j) (o) (as)	Class B Common Units				11/1/2022		279	278,990	346,334
United Comfort Group (fka United Air Temp)	(j) (o) (at)	Class A Units				2/14/2024		110,947	110,947	-
									389,937	346,334
Wholesale
GME Supply	(j) (o) (au)	Class A Units				6/30/2023		281	280,718	265,023
									280,718	265,023
Automotive
Engine & Transmission Exchange	(j) (o) (av)	Class A-1 Units				5/26/2023		211	211,268	226,858
									211,268	226,858
Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (aw)	Class A-1 Units				9/16/2022		147,000	147,000	192,136
									147,000	192,136
Consumer Goods: Durable
Careismatic	(o) (ax)	Class A Units				6/13/2024		3,522	209,625	137,759
									209,625	137,759
Environmental Industries
O6 Environmental	(j) (o) (ay)	Common Units				8/4/2025		45	44,801	57,875
Alliance Environmental Group	(j) (o) (az)	A-1 Preferred Units				9/30/2019		331	331,126	-
									375,927	57,875
Chemicals, Plastics & Rubber
Vertellus	(o) (ba)	Series A Units				12/22/2020		1,651	165,138	40,882
									165,138	40,882
Capital Equipment
80/20	(j) (o) (bb)	LP Interest				12/11/2025		10,000	10,000	10,000
									10,000	10,000
	Total Equity and Preferred Shares								$8,514,718	$9,936,942
Total Investments									$420,387,905	$407,504,401

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/Shares	Amortized Cost	Market Value
Audax Credit BDC Equity, LLC
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Healthcare & Pharmaceuticals
Avalon	(o) (bc)	Class A-1 Units				12/30/2025		5,000	$5,000	$5,000
									5,000	5,000
	Total Equity and Preferred Shares								$5,000	$5,000
Total Investments									$5,000	$5,000
Total Bank Loans - (95.0%)	(g)								$411,873,187	$397,567,459
Total Equity and Preferred Shares - (2.4%)	(g)								$8,519,718	$9,941,942
Total Portfolio Investments	(bd)								$420,392,905	$407,509,401

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

June 30, 2026

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of June 30, 2026 or December 31, 2025. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 120 days or more past due, or if the Company’s qualitative assessment indicates that the debtor is unable to service its debt or other obligations, the Company will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, the Company will remain contractually entitled to this interest. Interest payments received on non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2026, the Company had 5 investments across 3 issuers on non-accrual, which represented 1.63% and 0.44% of its total portfolio at cost and fair market value, respectively. As of December 31, 2025, the Company had 7 investments across 4 issuers on non-accrual, which represented 1.70% and 0.69% of its total portfolio at cost and fair market value, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company held 377 and 367 investments in loans with OID, respectively. The unamortized balance of OID investments as of June 30, 2026 and December 31, 2025 totaled $4,083,670 and $4,767,559, respectively. For the three and six months ended June 30, 2026, the Company accrued OID income in the amount of $264,963 and $522,788, respectively. For the three and six months ended June 30, 2025, the Company accrued OID income in the amount of $225,206 and $456,536, respectively.

As of June 30, 2026, the Company held 22 investments that had a PIK interest component. As of December 31, 2025, the Company held 16 investments that had a PIK interest component. During the three and six months ended June 30, 2026, the Company accrued PIK income in the amount of $272,466 and $611,469, respectively. During the three and six months ended June 30, 2025, the Company accrued PIK income in the amount of$201,102 and $511,240, respectively.

As of June 30, 2026 and December 31, 2025, the Company held $24,371,020 and $12,817,052 cash and cash equivalents, respectively. For the three and six months ended June 30, 2026, the Company earned $11,377 and $18,434, respectively, of interest income related to cash, which is included in interest on cash within the accompanying consolidated statement of operations. For the three and six months ended June 30, 2025, the Company earned $47,701 and $107,093, respectively, of interest income related to cash, which is included in interest on cash within the accompanying consolidated statement of operations.

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

For the three and six months ended June 30, 2026, the Company accrued $34,355 and $54,498, respectively, of other income, related to amendment fees. For the three and six months ended June 30, 2025, the Company accrued $13,128 and $39,118, respectively, of other income, related to amendment fees.

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

As of June 30, 2026, $315,409,309 of the Company’s investments were valued using unobservable inputs, and $67,741,574 were valued using observable inputs. During the six months ended June 30, 2026, $14,464,417 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $23,834,504 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

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

The following table presents the Company’s investments carried at fair value as of June 30, 2026 and December 31, 2025, by caption on the Company’s accompanying consolidated statements of assets and liabilities and by security type.

	Assets at Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$62,434,668	$179,224,363	$241,659,031
Unitranche Debt	—	4,032,999	124,452,854	128,485,853
Second Lien Debt	—	1,273,907	2,062,500	3,336,407
Equity and Preferred Shares	—	—	9,669,592	9,669,592
Total	$—	$67,741,574	$315,409,309	$383,150,883

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$73,090,096	$188,700,935	$261,791,031
Unitranche Debt	—	3,298,163	127,108,392	130,406,555
Second Lien Debt	—	1,453,533	3,916,340	5,369,873
Equity and Preferred Shares	—	—	9,941,942	9,941,942
Total	$—	$77,841,792	$329,667,609	$407,509,401

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of June 30, 2026. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$146,211,512	Matrix Pricing	Senior Leverage	0.92x - 14.16x	5.06x
			Total Leverage	1.00x - 14.16x	5.58x
			Interest Coverage	0.73x - 4.93x	1.96x
			Debt Service Coverage	0.64x - 3.83x	1.62x
			TEV Coverage	0.68x - 11.99x	2.56x
			Liquidity	0.00% - 639.06%	144.18%
			Spread Comparison	325bps - 800bps	481bps
First Lien Debt	5,195,209	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	6.76% - 7.42%	7.34%
First Lien Debt	10,823,770	Matrix Pricing/Market Analysis (5)	Senior Leverage	5.96x - 8.35x	7.01x
			Total Leverage	8.04x - 10.85x	8.90x
			Interest Coverage	0.92x - 1.45x	1.29x
			Debt Service Coverage	0.86x - 1.36x	1.13x
			TEV Coverage	1.16x - 2.05x	1.56x
			Liquidity	35.03% - 178.47%	140.30%
			Spread Comparison	350bps - 725bps	428bps
First Lien Debt	14,799,032	Enterprise Value	EV/EBITDA Multiple	7.00x - 10.80x	9.25x
Unitranche Debt	73,265,291	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	4.82% - 10.10%	7.19%
Unitranche Debt	39,235,874	Matrix Pricing	Senior Leverage	4.64x - 8.91x	6.23x
			Total Leverage	4.64x - 8.91x	6.40x
			Interest Coverage	0.76x - 2.51x	1.59x
			Debt Service Coverage	0.45x - 2.32x	1.35x
			TEV Coverage	1.14x - 2.79x	1.94x
			Liquidity	24.40% - 195.00%	116.49%
			Spread Comparison	425bps - 800bps	536bps
Unitranche Debt	10,119,566	Enterprise Value	EV/EBITDA Multiple	10.00x - 12.47x	11.14x
Second Lien Debt	1,985,000	Matrix Pricing	Senior Leverage	5.63x	5.63x
			Total Leverage	5.63x	5.63x
			Interest Coverage	1.68x	1.68x
			Debt Service Coverage	1.50x	1.50x
			TEV Coverage	1.58x	1.58x
			Liquidity	110.03%	110.03%
			Spread Comparison	775bps	775bps
Second Lien Debt	77,500	Enterprise Value	EV/EBITDA Multiple	8.00x	8.00x
Equity and Preferred	9,589,592	Enterprise Value	EV/EBITDA Multiple	5.75x - 19.00x	13.73x
Total	$311,302,346

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

The table does not include $4,106,963 of other investments, which the Company valued at the purchase price.

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

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended June 30, 2026 and 2025 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended June 30, 2026	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of March 31, 2026	$187,324,124	$124,637,395	$1,985,000	$10,059,102	$324,005,621
Transfers into Level 3	5,422,460	4,771,405	—	—	10,193,865
Transfers out of Level 3	(7,671,640)	(3,049,600)	—	—	(10,721,240)
Total gains:
Net realized gain (loss) (a)	(843,671)	11,463	—	—	(832,208)
Net unrealized depreciation (b)	(792,784)	(223,428)	(26,940)	(434,497)	(1,477,649)
New investments, repayments and settlements:(c)
Purchases	4,078,278	2,454,074	103,333	45,114	6,680,799
Settlements/repayments	(7,090,559)	(4,365,385)	—	(127)	(11,456,071)
Net amortization of premiums, PIK, discounts and fees	286,463	216,930	1,107	—	504,500
Sales	(1,488,308)	—	—	—	(1,488,308)
Fair Value as of June 30, 2026	$179,224,363	$124,452,854	$2,062,500	$9,669,592	$315,409,309

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the three months ended June 30, 2026.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the three months ended June 30, 2026.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Six Months Ended June 30, 2026	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2025	$188,700,935	$127,108,392	$3,916,340	$9,941,942	$329,667,609
Transfers into Level 3	11,620,331	2,844,086	—	—	14,464,417
Transfers out of Level 3	(19,299,718)	(3,018,446)	(1,516,340)	—	(23,834,504)
Total gains:
Net realized gain (loss) (a)	(930,291)	17,267	2,050	—	(910,974)
Net unrealized depreciation (b)	(1,698,155)	(1,291,103)	(35,078)	(670,125)	(3,694,461)
New investments, repayments and settlements:(c)
Purchases	12,815,793	4,659,000	103,333	397,902	17,976,028
Settlements/repayments	(10,997,843)	(6,280,547)	(410,000)	(127)	(17,688,517)
Net amortization of premiums, PIK, discounts and fees	501,619	414,205	2,195	—	918,019
Sales	(1,488,308)	—	—	—	(1,488,308)
Fair Value as of June 30, 2026	$179,224,363	$124,452,854	$2,062,500	$9,669,592	$315,409,309

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2026.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2026.
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

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the three months ended June 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the three months ended June 30, 2025.
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

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2025.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments held at June 30, 2026 and 2025 was ($4,448,558) and ($2,472,197), respectively.

Investment Activities

The Company held a total of 334 syndicated investments with an aggregate fair value of $383,150,883 as of June 30, 2026. During the six months ended June 30, 2026, the Company invested in 64 new syndicated investments for a combined cost of $19,865,567 and in existing investments for a combined cost of $9,426,549. The Company also received $27,801,238 in repayments from investments and $17,991,558 from investments sold during the six months ended June 30, 2026.

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

Investment Concentrations

As of June 30, 2026, the Company’s investment portfolio consisted of investments in 262 companies located in 41 states across 23 different industries, with an aggregate fair value of $383,150,883. The five largest investments at fair value as of June 30, 2026 totaled $24,839,819, or 6.48% of the Company’s total investment portfolio as of such date. As of June 30, 2026, the Company’s average investment was $1,210,099 at cost.

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

The following table outlines the Company’s investments by security type as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$255,271,514	63.15%	$241,659,031	63.08%
Unitranche Debt	133,857,672	33.12%	128,485,853	33.53%
Second Lien Debt	6,151,160	1.52%	3,336,407	0.87%
Total Debt Investments	395,280,346	97.79%	373,481,291	97.48%
Equity and Preferred Shares	8,917,493	2.21%	9,669,592	2.52%
Total Equity Investments	8,917,493	2.21%	9,669,592	2.52%
Total Investment	$404,197,839	100.00%	$383,150,883	100.00%

	December 31, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$270,943,037	64.45%	$261,791,031	64.24%
Unitranche Debt	134,480,537	31.99%	130,406,555	32.00%
Second Lien Debt	6,449,613	1.53%	5,369,873	1.32%
Total Debt Investments	411,873,187	97.97%	397,567,459	97.56%
Equity and Preferred Shares	8,519,718	2.03%	9,941,942	2.44%
Total Equity Investments	8,519,718	2.03%	9,941,942	2.44%
Total Investments	$420,392,905	100.00%	$407,509,401	100.00%

Investments at fair value consisted of the following industry classifications as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$89,965,033	23.49%	$90,201,377	22.14%
Healthcare & Pharmaceuticals	70,973,742	18.52	74,328,379	18.24
Banking, Finance, Insurance & Real Estate	34,246,930	8.94	33,679,403	8.26
Services: Consumer	31,651,532	8.26	29,427,154	7.22
Capital Equipment	27,451,424	7.16	32,324,208	7.93
High Tech Industries	20,671,342	5.40	25,774,978	6.33
Construction & Building	17,438,665	4.55	16,763,460	4.11
Containers, Packaging & Glass	15,335,452	4.00	17,037,166	4.18
Beverage, Food & Tobacco	13,062,076	3.41	16,045,201	3.94
Transportation: Cargo	10,717,956	2.80	14,037,710	3.44
Automotive	10,469,092	2.73	11,443,752	2.81
Aerospace & Defense	10,231,521	2.67	10,817,889	2.65
Chemicals, Plastics & Rubber	8,326,682	2.17	9,232,691	2.27
Environmental Industries	6,428,015	1.68	8,113,079	1.99
Media: Advertising, Printing & Publishing	4,406,023	1.15	3,942,202	0.97
Consumer Goods: Non-Durable	3,501,454	0.91	4,411,807	1.08
Wholesale	1,923,650	0.50	1,925,973	0.47
Hotels, Gaming & Leisure	1,801,542	0.47	1,788,581	0.44
Metals & Mining	1,557,787	0.41	1,574,836	0.39
Utilities: Water	1,234,099	0.32	230,329	0.06
Media: Diversified & Production	1,156,696	0.30	1,267,668	0.31
Telecommunications	483,168	0.13	497,494	0.12
Consumer Goods: Durable	117,002	0.03	137,759	0.03
Retail	—	0.00	1,244,977.00	0.31
Energy: Oil & Gas	—	—	569,848	0.14
Utilities: Electric	—	—	691,480	0.17
Energy: Electricity	—	—	—	—
	$383,150,883	100.00%	$407,509,401	100.00%

Investments at fair value were included in the following geographic regions of the United States as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$98,061,776	25.59%	$102,949,533	25.26%
Midwest	81,437,790	21.25	86,202,891	21.15
Southeast	61,950,155	16.17	59,623,518	14.63
Southwest	49,378,747	12.89	53,942,491	13.24
East	35,987,246	9.39	40,283,635	9.89
West	35,502,439	9.27	44,371,505	10.89
South	12,062,830	3.15	11,218,875	2.75
Northwest	6,063,963	1.58	5,953,057	1.46
Other(a)	2,705,937	0.71	2,963,896	0.73
Total Investments	$383,150,883	100.00%	$407,509,401	100.00%

(a)
The company headquarters for UDG is located in Ireland. The company headquarters for Intertape Polymer is located in Canada. The company headquarters for Balcan is located in Canada. The company headquarters for Aurora is located in the United Kingdom. The company headquarters for PayByPhone is located in Canada. The company headquarters for Klick Health is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2026:

For the Fiscal Years Ending December 31:	Amount
2026	$6,266,322
2027	19,870,786
2028	117,125,568
2029	105,470,142
2030	51,222,451
Thereafter	99,408,747
Total contractual repayments	399,364,016
Adjustments to cost basis on debt investments(a)	(4,083,670)
Total Cost Basis of Debt Investments Held at June 30, 2026:	$395,280,346

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

For the three and six months ended June 30, 2026, the Company recorded base management fees of $1,041,661 and $2,098,669, respectively, and waivers to the base management fees of $364,581 and $734,534, respectively, as set forth within the accompanying consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recorded base management fees of $1,067,099 and $2,149,831, respectively, and waivers to the base management fees of $373,485 and $752,441, respectively, as set forth within the accompanying consolidated statements of operations.

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

For the three and six months ended June 30, 2026, the Company recorded Incentive Fees related to net investment income of $1,200,789 and $2,427,309, respectively. Offsetting the Incentive Fees for the three and six months ended June 30, 2026, were waivers of the Incentive Fees of $813,132 and $1,647,098, respectively, as set forth within the accompanying consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recorded Incentive Fees related to net investment income of $1,312,345 and $2,650,154, respectively. Offsetting the Incentive Fees for the three and six months ended June 30, 2025, were waivers of the Incentive Fees of $861,632 and $1,734,282, respectively, as set forth within the accompanying consolidated statements of operations.

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

The Company accrued administrative fees of $66,250 and $132,500 for the three and six months ended June 30, 2026 and 2025, respectively, as set forth within the accompanying consolidated statements of operations.

Related Party Fees

Fees due to related parties as of June 30, 2026 and December 31, 2025 on the Company’s accompanying consolidated statements of assets and liabilities were as follows:

	June 30, 2026	December 31, 2025
Net base management fee due to Adviser	$677,080	$690,247
Net incentive fee due to Adviser	387,657	297,350
Total fees due to Adviser, net of waivers	1,064,737	987,597
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,130,987	$1,053,847

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$4,640,362	$7,824,391	$6,408,354	$13,758,442
Denominator for basic and diluted weighted average common shares	47,020,471	47,020,458	47,383,621	47,020,456
Basic and diluted net increase in net assets resulting from operations per common share	$0.10	$0.17	$0.14	$0.29

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

During the six months ended June 30, 2026, the Company executed a total of $15,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of the Company's earnings and profits. Given that the Company did not have sufficient earnings and profits to support the distribution, the entire value of the Tender Offer is treated as a return of capital for tax purposes.

During the year ended December 31, 2025, the Company executed no Tender Offers.

During the six months ended June 30, 2026, the Company declared distributions of $15,516,755, or $0.33 per share. The tax character of the distributions declared and paid represented $15,400,450, or $0.33 per share, from ordinary income and $116,305, or $0.00 per share, from tax return of capital. During the six months ended June 30, 2025, the Company declared distributions of $16,927,364, or $0.35 per share. The tax character of the distributions declared and paid represented $16,750,407, or $0.35 per share, from ordinary income and $176,957, or $0.00 per share, from tax return of capital.

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

As of June 30, 2026, the Fund’s consolidated subsidiary, Audax Credit BDC Equity, LLC has a deferred tax liability of $0. As of December 31, 2025, the Fund’s consolidated subsidiary, Audax Credit BDC Equity, LLC has a deferred tax liability of $0. The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Fund’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more-likely-than-not be realized.

Note 7. Equity

An investor made capital commitments to the Company in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024
$66,000,000	October 1, 2024
$15,000,000	December 16, 2025

As of June 30, 2026, there were no unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of June 30, 2026 and December 31, 2025, were 47,020,475 and 47,020,468, respectively.

During the six months ended June 30, 2026, the Fund issued $15,000,000 worth of shares of common stock effective January 2, 2026, and repurchased $15,000,000 worth of shares of common stock via Tender Offer that expired on February 10, 2026. Both of these transactions were non-cash settlements.

The following table details the activity of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2026	$47,020	$442,003,537	$(29,250,464)	$412,800,093
Net investment income	—	—	7,616,913	7,616,913
Net realized loss from investment transactions	—	—	(789,332)	(789,332)
Net change in unrealized depreciation on investments	—	—	(2,187,219)	(2,187,219)
Distributions to Stockholders	—	(116,305)	(7,877,174)	(7,993,479)
Reinvested Dividends	—	31	—	31
Balance as of June 30, 2026	$47,020	$441,887,263	$(32,487,276)	$409,447,007

Six Months Ended June 30, 2026	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2025	$47,020	$442,003,508	$(23,495,180)	$418,555,348
Net investment income	—	—	15,400,450	15,400,450
Net realized loss from investment transactions	—	—	(828,644)	(828,644)
Net change in unrealized depreciation on investments	—	—	(8,163,452)	(8,163,452)
Issuance of shares	—	15,000,000	—	15,000,000
Repurchase of shares	—	(15,000,000)	—	(15,000,000)
Distributions to Stockholders	—	(116,305)	(15,400,450)	(15,516,755)
Reinvested Dividends	—	60	—	60
Balance as of June 30, 2026	$47,020	$441,887,263	$(32,487,276)	$409,447,007

Three Months Ended June 30, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of March 31, 2025	$47,020	$442,384,781	$(18,318,999)	$424,112,802
Net investment income	—	—	8,297,549	8,297,549
Net realized gain from investment transactions	—	—	176,475	176,475
Net change in unrealized depreciation on investments	—	—	(649,633)	(649,633)
Distributions to Stockholders	—	(166,131)	(8,297,549)	(8,463,680)
Reinvested Dividends	—	31	—	31
Balance as of June 30, 2025	$47,020	$442,218,681	$(18,792,157)	$423,473,544

Six Months Ended June 30, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	$47,020	$442,395,577	$(15,800,192)	$426,642,405
Net investment income	—	—	16,750,407	16,750,407
Net realized loss from investment transactions	—	—	309,855	309,855
Net change in unrealized depreciation on investments	—	—	(3,301,820)	(3,301,820)
Distributions to Stockholders	—	(176,957)	(16,750,407)	(16,927,364)
Reinvested Dividends	—	61	—	61
Balance as of June 30, 2025	$47,020	$442,218,681	$(18,792,157)	$423,473,544

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2026 and December 31, 2025, the Company had no short-term borrowings. For the three and six months ended June 30, 2026 and 2025, the Company recorded no interest expense in connection with short-term borrowings.

Note 9. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of such commitment may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the accompanying consolidated schedule of investments.

The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2026 and December 31, 2025:

							Unfunded Commitment Balances
Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	June 30, 2026	December 31, 2025

Midwest Eye Services	1st Lien DDTL	S+	4.50%	8.23%	8/20/2027	Healthcare & Pharmaceuticals	$1,430,667	$1,576,000
Prime Pensions	Unitranche DDTL	S+	4.75%	8.48%	2/26/2030	Banking, Finance, Insurance & Real Estate	1,253,333	1,253,333
Electro Methods	1st Lien Revolver	S+	4.50%	8.23%	2/23/2032	Aerospace & Defense	812,714	812,714
Minds + Assembly	1st Lien Revolver	S+	5.25%	8.98%	5/3/2029	Healthcare & Pharmaceuticals	683,230	683,230
Summit Spine 2025	Unitranche DDTL	S+	4.75%	8.48%	3/25/2031	Healthcare & Pharmaceuticals	651,401	986,972
Cherry Bekaert	Unitranche Revolver	S+	4.75%	8.48%	6/28/2030	Banking, Finance, Insurance & Real Estate	616,472	616,472
Kenco	1st Lien Revolver	S+	4.25%	7.98%	11/15/2029	Transportation: Cargo	584,429	913,170
GRVTY	1st Lien DDTL	S+	4.75%	8.48%	5/18/2033	Aerospace & Defense	517,241	—
Ned Stevens 2022-2	Unitranche Revolver	S+	5.00%	8.73%	11/1/2028	Services: Consumer	507,703	507,703
EIS	1st Lien DDTL	S+	4.50%	8.23%	11/5/2031	Utilities: Electric	500,000	—
Klick Health	Unitranche DDTL	S+	5.00%	8.73%	11/5/2032	Media: Advertising, Printing & Publishing	480,000	—
Aprio	1st Lien DDTL	S+	4.75%	8.48%	8/1/2031	Services: Business	466,342	500,000
Sequel Ortho (fka OrthoNebraska)	Unitranche Revolver	S+	5.00%	8.73%	7/31/2028	Healthcare & Pharmaceuticals	433,139	481,266
Summit Spine 2025	Unitranche Revolver	S+	4.75%	8.48%	3/25/2031	Healthcare & Pharmaceuticals	424,398	463,877
Engine & Transmission Exchange	1st Lien Revolver	S+	5.00%	8.73%	5/29/2029	Automotive	410,463	513,078
MediaRadar	Unitranche Revolver	S+	4.75%	8.48%	9/17/2029	Media: Advertising, Printing & Publishing	406,737	337,010
Prime Pensions	Unitranche Revolver	S+	4.75%	8.48%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	380,952
Kept Companies	1st Lien Revolver	S+	5.25%	8.98%	4/30/2029	Services: Business	380,340	475,425
Miller Environmental	1st Lien Revolver	S+	4.75%	8.48%	9/10/2031	Environmental Industries	373,654	400,916
Centre Technologies	1st Lien DDTL	S+	4.75%	8.48%	6/22/2033	Services: Business	368,750	—
InnovateMR	1st Lien Revolver	S+	6.00%	9.73%	1/20/2028	Services: Business	365,388	365,388
Ned Stevens 2022-2	Unitranche DDTL	S+	5.00%	8.73%	11/1/2029	Services: Consumer	351,618	708,787
Heartland	1st Lien DDTL	S+	4.75%	8.48%	12/12/2029	Services: Business	338,468	338,468
Amplix	Unitranche Revolver	S+	4.50%	8.23%	10/18/2029	Services: Business	329,670	329,670
Miller Environmental	1st Lien DDTL	S+	4.75%	8.48%	9/10/2031	Environmental Industries	322,895	726,316
Midwest Eye Services	1st Lien Revolver	S+	4.50%	8.23%	8/20/2027	Healthcare & Pharmaceuticals	322,034	322,034
Frazier & Deeter	1st Lien DDTL	S+	4.50%	8.23%	5/3/2032	Banking, Finance, Insurance & Real Estate	315,000	—
Trystar	1st Lien DDTL	S+	4.25%	7.98%	8/6/2031	Capital Equipment	312,500	—
Lindsay Precast	1st Lien DDTL	S+	4.75%	8.48%	12/16/2032	Construction & Building	310,345	310,345
Super-Sod	1st Lien DDTL	S+	4.75%	8.48%	3/10/2032	Services: Consumer	303,030	—
RevHealth	Unitranche Revolver	S+	2.50%	6.23%	7/21/2028	Healthcare & Pharmaceuticals	295,377	333,904
AIS Healthcare	1st Lien DDTL	S+	5.00%	8.73%	6/4/2032	Healthcare & Pharmaceuticals	291,262	—
Lindsay Precast	1st Lien Revolver	S+	4.75%	8.48%	12/16/2032	Construction & Building	284,483	284,483
Specialized Dental	1st Lien DDTL	S+	4.50%	8.23%	11/1/2028	Healthcare & Pharmaceuticals	280,374	280,374
Beacon Communications	1st Lien DDTL	S+	4.75%	8.48%	4/2/2032	Services: Business	277,778	—
Beta+	1st Lien Revolver	S+	4.25%	7.98%	7/1/2027	Banking, Finance, Insurance & Real Estate	276,289	193,402
A1 Garage Door	Unitranche Revolver	S+	4.50%	8.23%	12/22/2028	Construction & Building	275,482	275,482
Trystar	1st Lien Revolver	S+	4.25%	7.98%	8/6/2031	Capital Equipment	272,724	272,724
Eagle Fire	1st Lien DDTL	S+	4.25%	7.98%	7/15/2032	Services: Business	272,642	314,949
Brown & Root	1st Lien Revolver	S+	5.00%	8.73%	10/3/2030	Construction & Building	270,962	192,857
Dane Street	1st Lien DDTL	S+	4.50%	8.23%	3/24/2033	Healthcare & Pharmaceuticals	270,000	—
GRVTY	1st Lien Revolver	S+	4.75%	8.48%	5/18/2033	Aerospace & Defense	258,621	—
Vertellus	1st Lien Revolver	S+	5.75%	9.48%	1/2/2029	Chemicals, Plastics & Rubber	257,124	284,028
Aprio	1st Lien Revolver	S+	4.75%	8.48%	8/1/2031	Services: Business	249,682	249,682
Super-Sod	1st Lien Revolver	S+	4.75%	8.48%	3/10/2032	Services: Consumer	242,424	—
Embark	1st Lien DDTL	S+	4.50%	8.23%	9/2/2032	Services: Business	240,000	800,000
CCG	Unitranche Revolver	S+	4.50%	8.23%	12/30/2032	Services: Business	239,170	270,758

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	June 30, 2026	December 31, 2025
Hissho Sushi	Unitranche Revolver	S+	4.75%	8.48%	5/18/2029	Beverage, Food & Tobacco	$238,095	$238,095
Voeller	1st Lien DDTL	S+	4.75%	8.48%	11/25/2032	Construction & Building	232,558	232,558
Rover	1st Lien DDTL	S+	4.75%	8.48%	2/27/2031	Services: Consumer	229,500	376,500
Vessco	Unitranche DDTL	S+	4.50%	8.23%	11/3/2032	Utilities: Water	225,623	225,623
Blue Cloud	1st Lien Revolver	S+	5.00%	8.73%	1/21/2031	Healthcare & Pharmaceuticals	221,591	68,182
Options IT	1st Lien DDTL	S+	4.50%	8.23%	9/30/2031	High Tech Industries	220,684	256,410
GoldenSource	Unitranche Revolver	S+	5.00%	8.73%	5/12/2028	Services: Business	215,962	215,962
Ivy Rehab	1st Lien DDTL	S+	5.00%	8.73%	4/23/2029	Healthcare & Pharmaceuticals	211,000	349,000
Clearway	1st Lien DDTL	S+	5.50%	9.23%	8/30/2030	Healthcare & Pharmaceuticals	210,837	226,837
PayByPhone	Unitranche DDTL	S+	4.75%	8.48%	3/31/2033	High Tech Industries	205,128	—
Associated Springs	1st Lien DDTL	S+	4.75%	8.48%	4/4/2030	Capital Equipment	204,545	325,758
Embark	1st Lien Revolver	S+	4.50%	8.23%	9/2/2032	Services: Business	200,000	192,000
Industrial Services Group	Unitranche Revolver	S+	5.75%	9.48%	12/7/2028	Services: Business	198,095	228,571
Plaskolite	Unitranche Revolver	S+	7.00%	10.73%	2/7/2030	Capital Equipment	196,544	235,294
Gallo Mechanical	1st Lien DDTL	S+	4.75%	8.48%	8/2/2032	Services: Business	195,334	195,334
80/20	Unitranche DDTL	S+	4.50%	8.23%	12/13/2032	Capital Equipment	190,476	190,476
O6 Environmental	1st Lien DDTL	S+	4.50%	8.23%	8/5/2032	Environmental Industries	185,476	185,476
Levata	1st Lien DDTL	S+	5.00%	8.73%	12/21/2027	Services: Business	184,075	184,075
Denali Water Solutions	1st Lien Revolver	S+	5.50%	9.23%	1/29/2026	Environmental Industries	182,051	196,154
Secretariat	1st Lien DDTL	S+	4.00%	7.73%	2/28/2032	Services: Business	180,723	180,723
USG Water	1st Lien DDTL	S+	4.75%	8.48%	5/29/2031	Utilities: Water	172,414	—
TRG	Unitranche DDTL	S+	4.50%	8.23%	1/5/2032	Capital Equipment	172,000	—
Ascend	1st Lien Revolver	S+	4.50%	8.23%	8/11/2031	Services: Business	171,821	171,821
Vortex Companies	1st Lien Revolver	S+	5.00%	8.73%	9/4/2029	Services: Business	169,406	235,518
Aurora Energy Research	Unitranche DDTL	S+	5.00%	8.73%	9/8/2032	Services: Business	166,667	166,667
Whitcraft	1st Lien Revolver	S+	5.00%	8.73%	9/30/2031	Aerospace & Defense	166,071	267,857
Gallo Mechanical	1st Lien Revolver	S+	4.75%	8.48%	8/2/2032	Services: Business	166,034	253,934
O6 Environmental	1st Lien Revolver	S+	4.50%	8.23%	8/5/2032	Environmental Industries	162,291	162,291
Clearway	1st Lien Revolver	S+	5.50%	9.23%	8/30/2030	Healthcare & Pharmaceuticals	161,933	161,933
Heartland	1st Lien Revolver	S+	4.75%	8.48%	12/12/2029	Services: Business	160,125	252,112
AGS Health	Unitranche Term Loan	S+	4.25%	7.98%	8/2/2032	Healthcare & Pharmaceuticals	151,520	—
Rover	1st Lien Revolver	S+	4.75%	8.48%	2/27/2031	Services: Consumer	150,000	150,000
Cerity Partners	Unitranche Revolver	S+	4.50%	8.23%	7/28/2028	Banking, Finance, Insurance & Real Estate	149,104	240,860
EPIC Insurance	Unitranche Revolver	S+	4.50%	8.23%	9/29/2028	Banking, Finance, Insurance & Real Estate	148,645	179,699
Voeller	1st Lien Revolver	S+	4.75%	8.48%	11/25/2032	Construction & Building	147,287	186,047
Scruggs Companies	1st Lien DDTL	S+	5.00%	8.73%	4/22/2032	Utilities: Water	140,449	—
Inhabit	1st Lien DDTL	S+	4.50%	8.23%	1/12/2032	High Tech Industries	138,889	138,889
OB Hospitalist Group	1st Lien Revolver	S+	5.50%	9.23%	1/31/2031	Healthcare & Pharmaceuticals	137,808	—
VaxCare	Unitranche Revolver	S+	4.50%	8.23%	6/17/2032	Healthcare & Pharmaceuticals	135,000	166,667
Eagle Fire	1st Lien Revolver	S+	4.25%	7.98%	7/15/2032	Services: Business	134,615	134,615
Insight Global	Unitranche Revolver	S+	5.00%	8.73%	9/22/2028	Services: Business	134,178	134,178
Tank Holding	Unitranche Revolver	S+	5.75%	9.48%	3/31/2028	Capital Equipment	130,462	147,692
Aptive Environmental	1st Lien Revolver	S+	4.75%	8.48%	10/15/2032	Services: Consumer	130,233	155,039
Lexitas	Unitranche DDTL	S+	5.00%	8.73%	4/15/2031	Services: Business	129,967	144,947
Americhem	1st Lien DDTL	S+	4.50%	8.23%	3/1/2032	Chemicals, Plastics & Rubber	128,571	128,571
PayByPhone	Unitranche Revolver	S+	4.75%	8.48%	3/31/2033	High Tech Industries	128,205	—
80/20	Unitranche Revolver	S+	4.50%	8.23%	12/13/2032	Capital Equipment	126,984	126,984
Dane Street	1st Lien Revolver	S+	4.50%	8.23%	3/24/2033	Healthcare & Pharmaceuticals	125,000	—
Steward Partners	1st Lien Revolver	S+	4.75%	8.48%	10/14/2028	Banking, Finance, Insurance & Real Estate	125,000	125,000
SupplyHouse	1st Lien Revolver	S+	4.00%	7.73%	7/1/2032	Capital Equipment	125,000	125,000
Electric Power Engineers	1st Lien DDTL	S+	4.50%	8.23%	12/31/2031	Construction & Building	123,810	238,095
USG Water	1st Lien Revolver	S+	4.75%	8.48%	5/29/2031	Utilities: Water	123,271	—
Dun & Bradstreet	Unitranche Revolver	S+	5.50%	9.23%	8/26/2032	Services: Business	123,000	150,000
AI Fire & Safety	Unitranche DDTL	S+	4.50%	8.23%	2/2/2032	Services: Business	119,485	174,632
Modern Wealth	1st Lien DDTL	S+	5.25%	8.98%	8/29/2032	Banking, Finance, Insurance & Real Estate	116,667	—
TRG	Unitranche Revolver	S+	4.50%	8.23%	1/5/2032	Capital Equipment	115,000	—
Shrieve	Unitranche Revolver	S+	6.00%	9.73%	10/30/2030	Chemicals, Plastics & Rubber	114,792	147,694

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	June 30, 2026	December 31, 2025
APT Healthcare	Unitranche DDTL	S+	4.50%	8.23%	9/30/2031	Healthcare & Pharmaceuticals	$111,111	$111,111
APT Healthcare	Unitranche Revolver	S+	4.50%	8.23%	9/30/2031	Healthcare & Pharmaceuticals	111,111	111,111
Beacon Communications	1st Lien Revolver	S+	4.75%	8.48%	4/2/2032	Services: Business	111,111	—
API Technologies	1st Lien DDTL	S+	5.50%	9.23%	6/5/2033	Aerospace & Defense	108,700	—
API Technologies	1st Lien Revolver	S+	5.50%	9.23%	6/5/2033	Aerospace & Defense	108,700	—
RailPros	Unitranche DDTL	S+	4.25%	7.98%	5/24/2032	Construction & Building	107,692	153,846
VC3	Unitranche Revolver	S+	5.00%	8.73%	3/12/2027	Services: Business	107,692	107,692
Tronair	1st Lien Revolver	S+	3.75%	7.48%	12/22/2032	Aerospace & Defense	100,000	100,000
Cirtec Medical	1st Lien Revolver	S+	5.00%	8.73%	10/31/2028	Healthcare & Pharmaceuticals	97,222	116,667
Modern Wealth	1st Lien DDTL	S+	5.25%	8.98%	8/29/2032	Banking, Finance, Insurance & Real Estate	95,000	—
Precision Concepts	Unitranche Revolver	S+	4.75%	8.48%	8/2/2032	Containers, Packaging & Glass	94,831	105,004
Associated Springs	1st Lien Revolver	S+	4.75%	8.48%	4/4/2030	Capital Equipment	94,406	94,406
FMG Suite	Unitranche DDTL	S+	4.50%	8.23%	9/9/2032	Services: Consumer	94,340	94,340
Centre Technologies	1st Lien Revolver	S+	4.75%	8.48%	6/22/2033	Services: Business	93,750	—
Ivy Rehab	1st Lien Revolver	S+	4.75%	8.48%	4/21/2028	Healthcare & Pharmaceuticals	92,929	131,650
Americhem	1st Lien Revolver	S+	4.50%	8.23%	3/1/2032	Chemicals, Plastics & Rubber	90,909	90,909
AI Fire & Safety	Unitranche Revolver	S+	4.50%	8.23%	2/2/2032	Services: Business	89,820	89,820
Options IT	1st Lien Revolver	S+	4.50%	8.23%	3/31/2031	High Tech Industries	89,350	65,225
Burke Porter Group	1st Lien Revolver	S+	6.00%	9.73%	1/29/2029	Capital Equipment	88,934	98,809
PlayPower	Unitranche Revolver	S+	5.50%	9.23%	10/29/2030	Construction & Building	88,410	106,092
Inhabit	Unitranche Revolver	S+	4.50%	8.23%	1/12/2032	High Tech Industries	87,715	87,715
AGS Health	Unitranche DDTL	S+	4.50%	8.23%	8/2/2032	Healthcare & Pharmaceuticals	83,340	83,340
Avalon	1st Lien Revolver	S+	4.50%	8.23%	12/31/2031	Healthcare & Pharmaceuticals	83,333	83,333
Trystar	1st Lien Revolver	S+	4.25%	7.98%	8/6/2031	Capital Equipment	83,333	—
Leaf Home	1st Lien Revolver	S+	5.25%	8.98%	9/4/2031	Construction & Building	83,250	99,000
Industrial Physics	1st Lien Revolver	S+	6.25%	9.98%	7/19/2028	Containers, Packaging & Glass	81,897	47,414
Industrial Electric Manufacturing	1st Lien DDTL	S+	4.75%	8.48%	12/3/2031	Capital Equipment	81,226	81,226
RailPros	Unitranche Revolver	S+	4.25%	7.98%	5/24/2032	Construction & Building	80,666	80,666
Apex Service Partners	Unitranche Revolver	S+	5.00%	8.73%	10/24/2029	Services: Consumer	79,053	107,800
Aptive Environmental	1st Lien DDTL	S+	4.75%	8.48%	10/15/2032	Services: Consumer	77,519	77,519
Pegasus	1st Lien DDTL	S+	4.75%	8.48%	1/19/2031	Capital Equipment	76,567	85,789
AIA Contract	1st Lien Revolver	S+	4.75%	8.48%	7/2/2031	Services: Business	75,758	75,758
Health Management Associates	1st Lien Revolver	S+	5.25%	8.98%	3/30/2029	Services: Business	71,048	71,048
Carlisle Foodservice	1st Lien Revolver	S+	5.25%	8.98%	10/2/2029	Wholesale	69,832	75,204
Nvision	1st Lien Revolver	S+	5.50%	9.23%	12/31/2028	Healthcare & Pharmaceuticals	61,603	85,071
Liberty Group	Unitranche Revolver	S+	5.75%	9.48%	12/15/2028	Services: Business	61,364	147,727
AIS Healthcare	1st Lien Revolver	S+	5.00%	8.73%	6/4/2032	Healthcare & Pharmaceuticals	61,359	—
Radwell	Unitranche Revolver	S+	4.75%	8.48%	4/1/2030	Capital Equipment	58,665	66,665
Electric Power Engineers	1st Lien Revolver	S+	4.50%	8.23%	12/31/2031	Construction & Building	58,065	96,774
Lexitas	Unitranche Revolver	S+	5.00%	8.73%	4/15/2031	Services: Business	57,274	57,274
MB2 Dental	Unitranche Revolver	S+	5.50%	9.23%	2/13/2031	Healthcare & Pharmaceuticals	56,818	54,813
FMG Suite	Unitranche Revolver	S+	4.50%	8.23%	9/9/2032	Services: Consumer	56,604	56,604
Scruggs Companies	1st Lien Revolver	S+	5.00%	8.73%	4/22/2032	Utilities: Water	56,180	—
Argano	1st Lien Revolver	S+	5.50%	9.23%	9/13/2029	Services: Business	55,647	55,647
Aurora Energy Research	Unitranche Revolver	S+	5.00%	8.73%	9/8/2032	Services: Business	55,556	55,556
AGS Health	Unitranche Revolver	S+	4.50%	8.23%	8/2/2032	Healthcare & Pharmaceuticals	53,040	53,040
Frazier & Deeter	1st Lien Revolver	S+	4.50%	8.23%	5/2/2031	Banking, Finance, Insurance & Real Estate	52,941	88,235
S&P Engineering Solutions	1st Lien Revolver	S+	5.00%	8.73%	5/2/2029	Services: Business	49,020	49,020

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	June 30, 2026	December 31, 2025
Encore	1st Lien Revolver	S+	5.00%	8.73%	12/5/2029	Hotels, Gaming & Leisure	48,144	54,709
Trace3	Unitranche DDTL	S+	4.00%	7.73%	10/29/2032	Services: Business	47,619	47,619
Specialized Dental	1st Lien Revolver	S+	4.50%	8.23%	11/1/2027	Healthcare & Pharmaceuticals	46,729	46,729
Healthcare Linen Service Group	Unitranche Revolver	S+	4.75%	8.48%	2/2/2033	Healthcare & Pharmaceuticals	44,776	—
Vessco	Unitranche Revolver	S+	4.50%	8.23%	11/3/2032	Utilities: Water	42,308	42,308
Nvision	1st Lien DDTL	S+	5.50%	9.23%	12/31/2028	Healthcare & Pharmaceuticals	34,665	34,665
Ohio Transmission	Unitranche DDTL	S+	5.75%	9.48%	12/19/2030	Capital Equipment	34,539	40,329
LightBox	1st Lien Revolver	S+	5.00%	8.73%	1/13/2030	High Tech Industries	32,960	32,960
AGS Health	Unitranche Revolver	S+	4.50%	8.23%	8/2/2032	Healthcare & Pharmaceuticals	30,300	30,300
Ohio Transmission	Unitranche Revolver	S+	5.75%	9.48%	12/19/2029	Capital Equipment	27,733	20,800
Discovery Education	Unitranche Revolver	S+	5.75%	9.48%	4/9/2029	Services: Business	27,350	76,923
Mitratech	Unitranche DDTL	S+	4.75%	8.48%	12/2/2031	Services: Business	22,936	22,936
Keter Environmental Services	Unitranche Revolver	S+	5.25%	8.98%	10/29/2027	Environmental Industries	20,026	49,096
Alliance Environmental Group	1st Lien Revolver	S+	0.00%	3.73%	12/30/2028	Environmental Industries	19,868	66,225
Augusta Sportswear	1st Lien Revolver	S+	7.00%	10.73%	11/21/2028	Consumer Goods: Non-Durable	19,664	103,887
Mitratech	Unitranche Revolver	S+	4.75%	8.48%	12/2/2031	Services: Business	18,349	18,349
R. F. Fager	1st Lien Revolver	S+	5.00%	8.73%	3/4/2030	Services: Consumer	15,817	49,033
Steward Partners	1st Lien DDTL	S+	5.00%	8.73%	10/14/2028	Banking, Finance, Insurance & Real Estate	12,000	388,667
Capital Consultants Management	Unitranche DDTL	S+	5.00%	8.73%	11/1/2031	Services: Business	10,746	157,746
Healthcare Linen Service Group	Unitranche DDTL	S+	4.75%	8.48%	2/2/2033	Healthcare & Pharmaceuticals	7,910	—
Western Dental	1st Lien DDTL	S+	2.50%	6.23%	1/30/2032	Healthcare & Pharmaceuticals	7,815	—
R. F. Fager	1st Lien DDTL	S+	5.00%	8.73%	3/4/2030	Services: Consumer	7,139	83,515
FLS Transportation	1st Lien Revolver	S+	0.75%	4.48%	12/15/2028	Transportation: Cargo	1,111	1,111
Nvision	1st Lien DDTL	S+	5.50%	9.23%	12/31/2028	Healthcare & Pharmaceuticals	—	817,121
Trystar	1st Lien DDTL	S+	4.25%	7.98%	8/6/2031	Capital Equipment	—	411,993
EPIC Insurance	Unitranche DDTL	S+	4.50%	8.23%	9/29/2028	Banking, Finance, Insurance & Real Estate	—	353,029
Aprio	1st Lien DDTL	S+	4.75%	8.48%	8/1/2031	Services: Business	—	343,877
Kenco	1st Lien DDTL	S+	4.25%	7.98%	11/15/2029	Transportation: Cargo	—	319,523
Kept Companies	1st Lien DDTL	S+	5.25%	8.98%	4/30/2029	Services: Business	—	229,903
EyeSouth Partners	Unitranche DDTL	S+	5.75%	9.48%	10/5/2029	Healthcare & Pharmaceuticals	—	208,323
MB2 Dental	Unitranche DDTL	S+	5.50%	9.23%	2/13/2031	Healthcare & Pharmaceuticals	—	160,428
AGS Health	Unitranche DDTL	S+	4.50%	8.23%	8/2/2032	Healthcare & Pharmaceuticals	—	151,520
Apex Service Partners	Unitranche DDTL	S+	5.00%	8.73%	10/24/2030	Services: Consumer	—	116,393
Micro Merchant Systems	Unitranche Revolver	S+	4.50%	8.23%	12/14/2027	Healthcare & Pharmaceuticals	—	111,111
insightsoftware	Unitranche DDTL	S+	5.25%	8.98%	5/25/2028	High Tech Industries	—	103,333
USALCO	1st Lien DDTL	S+	3.50%	7.23%	9/30/2031	Chemicals, Plastics & Rubber	—	103,030
Alliance Environmental Group	1st Lien Revolver	S+	0.00%	3.73%	12/30/2028	Environmental Industries	—	102,649
Frazier & Deeter	1st Lien DDTL	S+	4.50%	8.23%	5/3/2032	Banking, Finance, Insurance & Real Estate	—	86,765
insightsoftware	Unitranche Revolver	S+	5.25%	8.98%	5/25/2028	High Tech Industries	—	82,451
Vensure	1st Lien DDTL	S+	5.00%	8.73%	9/27/2031	Services: Business	—	31,253
Ascend	1st Lien DDTL	S+	4.50%	8.23%	8/11/2031	Services: Business	—	25,773
United Comfort Group (fka United Air Temp)	1st Lien Revolver	S+	5.50%	9.23%	3/28/2030	Services: Consumer	—	14,756

							$33,322,503	$35,365,597

Unfunded commitments represent all amounts unfunded as of June 30, 2026 and December 31, 2025. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Per Share Data:
Net asset value, beginning of period	$8.78	$9.02	$8.90	$9.07
Net investment income(a)	0.16	0.18	0.33	0.36
Net realized gain (loss) on investments and change in unrealized depreciation on investments(a)(b)	(0.06)	(0.01)	(0.19)	(0.07)
Net increase in net assets resulting from operations	$0.10	$0.17	$0.14	$0.29
Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.17)	(0.18)	(0.33)	(0.35)
Distributions to stockholders from return of capital(a)	(0.00)	(0.00)	(0.00)	(0.00)
Net asset value at end of period	$8.71	$9.01	$8.71	$9.01
Total return(c) (g)	1.12%	1.88%	1.55%	3.33%
Shares of common stock outstanding at end of period	47,020,475	47,020,461	47,020,475	47,020,461
Consolidated Statement of Assets and Liabilities Data:
Net assets at end of period	$409,447,007	$423,473,544	$409,447,007	$423,473,544
Average net assets(d)	411,685,400	423,899,716	414,107,860	424,849,460
Ratio/Supplemental Data:
Ratio of gross expenses before incentive fees to average net assets - annualized(e)	1.45%	1.41%	1.42%	1.40%
Ratio of gross expenses after incentive fees to average net assets - annualized(e)	2.62%	2.65%	2.62%	2.66%
Ratio of net expenses to average net assets - annualized(f)	1.47%	1.48%	1.45%	1.48%
Ratio of net investment income to average net assets - annualized	7.42%	7.85%	7.50%	7.95%
Portfolio turnover(g)	3.58%	4.97%	7.27%	10.63%

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

Note 12. Subsequent Events

The Company has evaluated subsequent events through August 13, 2026, the date of which the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded there are no material items that warrant disclosure. Subsequent to June 30, 2026 and through August 13, 2026, the Company invested $8,460,385 at cost in 54 different portfolio companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, except where the context suggests otherwise, the terms “we,” us,” our” and the “Company” refer to Audax Credit BDC Inc. The information contained in this section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this quarterly report.

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
•
actual and potential conflicts of interest with the Adviser and its affiliates;
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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of June 30, 2026, was approximately $383,150,883 and held in 262 portfolio companies as of June 30, 2026. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2025, was approximately $407,509,401, and we held investments in 268 portfolio companies as of December 31, 2025.

During the six months ended June 30, 2026, we invested in 64 new syndicated investments for a combined $19,865,567 and in existing investments for a combined $9,426,549. We also received $27,801,238 in repayments from investments and $17,991,558 from investments sold during the six months ended June 30, 2026. During the six months ended June 30, 2025, we invested in 54 new syndicated investments for a combined $30,493,764 and in existing investments for a combined $12,854,943. We also received $46,889,091 in repayments from investments and $2,362,943 from investments sold during the six months ended June 30, 2025.

In addition, for the three and six months ended June 30, 2026, we had a change in unrealized depreciation of approximately $2,187,219 and $8,163,452, respectively, and realized gains (losses) of $(789,332) and $(828,644), respectively. For the three and six months ended June 30, 2025, we had a change in unrealized depreciation of approximately $649,633 and $3,301,820, respectively, and realized gains (losses) of $176,475 and $309,855, respectively.

Our investment activity for the six months ended June 30, 2026 and 2025, is presented below:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning investment portfolio, at fair value	$407,509,401	$410,031,275
Investments in new portfolio investments	19,865,567	30,493,764
Investments in existing portfolio investments	9,426,549	12,854,943
Principal repayments	(27,801,238)	(46,889,091)
Proceeds from investments sold	(17,991,558)	(2,362,943)
Change in premiums, discounts and amortization	1,134,258	967,776
Net change in unrealized depreciation on investments	(8,163,452)	(3,301,820)
Realized (loss) gain loss on investments	(828,644)	309,855
Ending portfolio investment activity, at fair value	$383,150,883	$402,103,759
Number of portfolio investments	334	297
Average investment amount, at cost	$1,210,099	$1,388,377
Percentage of investments at floating rates	100.00%	100.00%

As of June 30, 2026 and December 31, 2025, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to June 30, 2026 through August 13, 2026, the Company invested $8,460,385 at cost in 54 different portfolio companies.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and six months ended June 30, 2026 and 2025 is presented in the table below.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total interest income from non-controlled/non-affiliated investments	$9,083,340	$9,801,942	$18,296,088	$19,718,698
Total interest on cash	11,377	47,701	18,434	107,093
Total fee income	34,355	13,128	54,498	39,118
Total investment income	$9,129,072	$9,862,771	$18,369,020	$19,864,909

Total investment income for the three months ended June 30, 2026 decreased to $9,129,072 from $9,862,771 for the three months ended June 30, 2025, and was primarily driven by a decrease in interest rate spreads over the period. As of June 30, 2026 and 2025, the size of our debt portfolio was $395,280,346 and $406,107,273 at amortized cost, respectively, with total debt principal amount outstanding of $399,364,016 and $410,827,303, respectively.

Expenses

Total expenses net of waivers for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Base management fee(a)	$1,041,661	$1,067,099	$2,098,669	$2,149,831
Incentive fee(a)	1,200,789	1,312,345	2,427,309	2,650,154
Professional fees	240,742	185,489	419,159	322,374
Directors' fees	46,655	68,250	93,090	141,000
Administrative fee(a)	66,250	66,250	132,500	132,500
Other expenses	93,775	100,906	179,475	205,366
Total expenses	2,689,872	2,800,339	5,350,202	5,601,225
Base management fee waivers(a)	(364,581)	(373,485)	(734,534)	(752,441)
Incentive fee waivers(a)	(813,132)	(861,632)	(1,647,098)	(1,734,282)
Total expenses, net of waivers	$1,512,159	$1,565,222	$2,968,570	$3,114,502

(a)
Refer to Note 4-Related Party Transactions within the consolidated financial statements for a description of the relevant fees.

The decrease in base management fees before waivers for the three months ended June 30, 2026 in comparison to the three months ended June 30, 2025 was driven by our decreasing average gross assets balance. For the three months ended June 30, 2026 and 2025, we accrued gross base management fees before waivers of $1,041,661 and $1,067,099, respectively. Offsetting those fees, we recognized base management fee waivers of $364,581 and $373,485 for three months ended June 30, 2026 and 2025, respectively.

The decrease in base management fees before waivers for the six months ended June 30, 2026 in comparison to the six months ended June 30, 2025 was driven by our decreasing average gross assets balance. For the six months ended June 30, 2026 and 2025, we accrued gross base management fees before waivers of $2,098,669 and $2,149,831, respectively. Offsetting those fees, we recognized base management fee waivers of $734,534 and $752,441 for six months ended June 30, 2026 and 2025, respectively.

The decrease in incentive fees before waivers for the three months ended June 30, 2026 in comparison to the three months ended June 30, 2025 was driven by our decrease in net investment income. For the three months ended June 30, 2026 and 2025, we accrued incentive fees related to net investment income before waivers of $1,200,789 and $1,312,345, respectively. Offsetting those fees for the three months ended June 30, 2026 and 2025, we recognized incentive fee waivers of $813,132 and $861,632, respectively.

The decrease in incentive fees before waivers for the six months ended June 30, 2026 in comparison to the six months ended June 30, 2025 was driven by our decrease in net investment income. For the six months ended June 30, 2026 and 2025, we accrued incentive fees related to net investment income before waivers of $2,427,309 and $2,650,154, respectively. Offsetting those fees for the six months ended June 30, 2026 and 2025, we recognized incentive fee waivers of $1,647,098 and $1,734,282, respectively.

Additionally, we accrued $66,250 and $132,500 of administrative fees for each of the three and six months ended June 30, 2026 and 2025, respectively. Refer to Note 4 — Related Party Transactions in the notes accompanying our consolidated financial statements for more information related to base management fees, incentive fees and waivers.

During the three and six months ended June 30, 2026, we incurred professional fees of $240,742 and $419,159, respectively, related to audit fees, tax fees, and legal fees. During the three and six months ended June 30, 2025, we incurred professional fees of $185,489 and $322,374, respectively, related to audit fees, tax fees, and legal fees.

During the three and six months ended June 30, 2026, we incurred expenses related to fees paid to our independent directors of $46,655 and $93,090, respectively. During the three and six months ended June 30, 2025, we incurred expenses related to fees paid to our independent directors of $68,250 and $141,000, respectively.

During the three and six months ended June 30, 2026, we incurred no interest expense in connection with our short-term borrowings. During the three and six months ended June 30, 2025, we incurred no interest expense in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our consolidated financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $(789,332) and $176,475 in net realized gains (losses) for the three months ended June 30, 2026 and 2025, respectively. We recognized $(828,644) and $309,855 in net realized gains (losses) for the six months ended June 30, 2026 and 2025, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2026 and 2025 was as follows:

Type	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
First Lien Debt	$(1,234,479)	$78,282	$(4,664,889)	$(1,839,710)
Unitranche Debt	(157,187)	(993,862)	(1,093,425)	(1,938,422)
Second Lien Debt	(361,056)	21,922	(1,735,012)	24,654
Equity and Preferred Shares	(434,497)	244,025	(670,126)	451,658
Net change in unrealized depreciation on investments	$(2,187,219)	$(649,633)	$(8,163,452)	$(3,301,820)

Net change in unrealized depreciation on investments during the three months ended June 30, 2026 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized appreciation on investments during the three months ended June 30, 2025 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses, cash distributions to our stockholders, and repurchases of common stock from our stockholders. As of June 30, 2026 and December 31, 2025, we had cash of $24,371,020 and $12,817,052, respectively.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $27,070,663. The primary operating activities during this period were investments in portfolio companies. The Company invested $19,865,567 in new portfolio investments and $9,426,549 in existing portfolio investments during the six months ended June 30, 2026. This was offset by repayments of bank loans and sales of investments of $27,801,238 and $17,991,558, respectively. Net cash provided by operating activities for the six months ended June 30, 2025 was $20,854,274. The primary operating activities during this period were investments in portfolio companies. The Company invested $30,493,764 in new portfolio investments and $12,854,943 in existing portfolio investments during the six months ended June 30, 2025. This was offset by repayments of bank loans and sales of investments of $46,889,091 and $2,362,943, respectively.

As of June 30, 2026, we had 175 investments with unfunded commitments of $33,322,503. As of December 31, 2025, we had 160 investments with unfunded commitments of $35,365,597. We believe that, as of both June 30, 2026 and December 31, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning investment portfolio	$407,509,401	$410,031,275
Investments in new portfolio investments	19,865,567	30,493,764
Investments in existing portfolio investments	9,426,549	12,854,943
Principal repayments	(27,801,238)	(46,889,091)
Proceeds from sales of investments	(17,991,558)	(2,362,943)
Net change in unrealized depreciation on investments	(8,163,452)	(3,301,820)
Net realized (loss) gain on investments	(828,644)	309,855
Net change in premiums, discounts and amortization	1,134,258	967,776
Investment Portfolio, at Fair Value	$383,150,883	$402,103,759

Financing Activities

Net cash used in our financing activities for the six months ended June 30, 2026 was $15,516,695, which consisted of $15,000,000 from issuances of 1,685,393 shares to our stockholders in connections with our capital calls during the period, $15,000,000 in repurchases of 1,685,393 shares to our stockholders in connection with the Tender Offer during the period, and $15,516,695 of distributions paid to our common stockholders during the period. Net cash used in our financing activities for the six months ended June 30, 2025 was $16,927,303, which consisted of $16,927,303 of distributions paid to our common stockholders during the period.

Equity Activity

An investor made capital commitments to us in the amounts set forth below as of the date opposite each capital commitment:

Amount	Date
$140,000,000	June 23, 2015
$50,000,000	December 2, 2016
$100,000,000	December 7, 2017
$40,000,000	March 22, 2019
$30,000,000	September 23, 2019
$11,200,000	March 20, 2020
$8,900,000	May 28, 2021
$110,000,000	December 15, 2021
$30,000,000	June 13, 2023
$37,000,000	March 25, 2024
$66,000,000	October 1, 2024
$15,000,000	December 16, 2025

As of June 30, 2026, there were no unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of June 30, 2026 and December 31, 2025, were 47,020,475 and 47,020,468, respectively.

From time to time, we explore opportunities to expand our investor base and increase oure quity capital. However, we can offer no assurance that we will undertake any additional offerings of Common Stock, or if we do so, that such offerings will be successful.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $15,516,755, or $0.33 per share during the six months ended June 30, 2026. We declared distributions of $16,927,364, or $0.36 per share during the six months ended June 30, 2025.

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

Related Party Fees

For the three months ended June 30, 2026 and 2025, we recorded base management fees of $1,041,661 and $1,067,099, respectively. Offsetting these fees were waivers to the base management fees of $364,581 and $373,485, respectively, as set forth within the accompanying consolidated statements of operations. For the six months ended June 30, 2026 and 2025, we recorded base management fees of $2,098,669 and $2,149,831, respectively. Offsetting these fees were waivers to the base management fees of $734,534 and $752,441, respectively, as set forth within the accompanying consolidated statements of operations.

For the three months ended June 30, 2026 and 2025, we recorded incentive fees of $1,200,789 and $1,312,345, respectively. Offsetting these waivers to the incentive fees of $813,132 and $861,632, respectively, as set forth within the accompanying consolidated statements of operations. For the six months ended June 30, 2026 and 2025, we recorded incentive fees of $2,427,309 and $2,650,154, respectively. Offsetting these waivers to the incentive fees of $1,647,098 and $1,734,282, respectively, as set forth within the accompanying consolidated statements of operations.

For both the three months ended June 30, 2026 and 2025, we recorded administrative fees of $66,250, as set forth within the accompanying consolidated statements of operations. For both the six months ended June 30, 2026 and 2025, we recorded administrative fees of $132,500, as set forth within the accompanying consolidated statements of operations.

Fees due to related parties as of June 30, 2026 and December 31, 2025 on our accompanying consolidated statements of assets and liabilities were as follows:

	June 30, 2026	December 31, 2025
Net base management fee due to Adviser	$677,080	$690,247
Net incentive fee due to Adviser	387,657	297,350
Total fees due to Adviser, net of waivers	1,064,737	987,597
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,130,987	$1,053,847

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

Refer to Note 3 — Investments in the notes to our accompanying consolidated financial statements included elsewhere in this quarterly report for additional information regarding fair value measurements and our application of ASC 820.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of June 30, 2026, we had 175 investments with unfunded commitments of $33,322,503. As of December 31, 2025, we had 160 investments with unfunded commitments of $35,365,597. We believe that, as of June 30, 2026 and December 31, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	11,980,920
Up 200 basis points	7,987,280
Up 100 basis points	3,993,640
Down 100 basis points	(3,993,640)
Down 200 basis points	(7,987,280)
Down 300 basis points	(11,980,920)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Audax Credit BDC Inc.

Date: August 13, 2026	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: August 13, 2026	By:	/s/ Richard T. Joseph
Richard T. Joseph
Chief Financial Officer