Form 10-Q
period 2026-09-30
Audax Credit BDC Inc.
filed 2026-11-12
CIK 1633858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had 47,020,478 shares of common stock, par value $0.001 per share, outstanding as of November 12, 2026.

1

AUDAX CREDIT BDC INC.

Audax Credit BDC Inc.

Consolidated Statements of Assets and Liabilities

September 30, 2026 and December 31, 2025

(Expressed in U.S. Dollars)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value
Non-Control/Non-Affiliate investments (Cost of $409,302,480 and $420,392,905, respectively)	$390,800,695	$407,509,401
Cash and cash equivalents	22,279,032	12,817,052
Interest receivable	2,320,160	2,414,958
Receivable from investments sold	83,062	80,570
Receivable from bank loan repayment	71,246	49,640
Total Assets	$415,554,195	$422,871,621
Liabilities
Payable for investments purchased	$4,971,511	$2,600,667
Fees due to investment advisor, net of waivers(a)	1,040,439	987,597
Fee due to administrator(a)	66,250	66,250
Accrued expenses and other liabilities	800,788	661,759
Total Liabilities	$6,878,988	$4,316,273
Commitments and contingencies(b)
Net Assets
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 47,020,478 and 47,020,468 shares issued and outstanding, respectively	$47,020	$47,020
Capital in excess of par value	441,789,439	442,003,508
Total distributable loss	(33,161,252)	(23,495,180)
Total Net Assets	$408,675,207	$418,555,348
Net Asset Value per Share of Common Stock at End of Period	$8.69	$8.90
Shares Outstanding	47,020,478	47,020,468

(a)
Refer to Note 4-Related Party Transactions for additional information.
(b)
Refer to Note 9-Commitments and Contingencies for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment Income
Non-Control/Non-Affiliate
Interest income	$8,698,196	$9,773,935	$26,994,283	$29,492,633
Interest on cash	15,791	46,897	34,225	153,991
Total interest income	8,713,987	9,820,832	27,028,508	29,646,624
Non-Control/Non-Affiliate
Fee income	54,342	29,426	108,840	68,544
Total income	8,768,329	9,850,258	27,137,348	29,715,168
Expenses
Base management fee(a)	$1,031,282	$1,072,534	$3,129,952	$3,222,365
Incentive fee(a)	1,169,432	1,311,584	3,596,740	3,961,738
Professional fees	104,125	174,764	523,284	497,138
Directors' fees	45,264	68,250	138,354	209,250
Administrative fee(a)	66,250	66,250	198,750	198,750
Other expenses	86,828	100,662	266,303	306,028
Expenses before waivers from investment adviser and administrator	2,503,181	2,794,044	7,853,383	8,395,269
Base management fee waivers(a)	(360,949)	(375,387)	(1,095,483)	(1,127,828)
Incentive fee waivers(a)	(799,326)	(985,739)	(2,446,424)	(2,720,021)
Total expenses, net of waivers	1,342,906	1,432,918	4,311,476	4,547,420
Net Investment Income	7,425,423	8,417,340	22,825,872	25,167,748
Realized and Unrealized Gain (Loss) on Non-Control/Non-Affiliate Investments
Net realized loss on investments	(3,219,146)	(2,214,146)	(4,047,791)	(1,904,291)
Net change in unrealized appreciation (depreciation) on investments	2,545,171	(255,865)	(5,618,281)	(3,557,685)
Net realized and unrealized loss on investments	(673,975)	(2,470,011)	(9,666,072)	(5,461,976)
Net Increase in Net Assets Resulting from Operations	$6,751,448	$5,947,329	$13,159,800	$19,705,772
Basic and Diluted per Share of Common Stock:
Net increase in net assets resulting from operations	$0.14	$0.13	$0.28	$0.42
Weighted average shares of common stock outstanding basic and diluted	47,020,475	47,020,461	47,261,242	47,020,458

(a)
Refer to Note 4-Related Party Transactions for additional information

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Statements of Changes in Net Assets

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Operations
Net investment income	$22,825,872	$25,167,748
Net realized loss on investments	(4,047,791)	(1,904,291)
Net change in unrealized depreciation on investments	(5,618,281)	(3,557,685)
Net increase in net assets resulting from operations	13,159,800	19,705,772
Distributions:
Distributions of ordinary income to common stockholders (a)	(22,825,872)	(25,167,748)
Return of capital to common stockholders (a)	(214,159)	(223,299)
Total distributions	(23,040,031)	(25,391,047)
Capital Share Transactions:
Issuance of common stock	15,000,000	—
Repurchases of common stock (a)	(15,000,000)	—
Reinvestment of common stock	90	92
Net increase in net assets from capital share transactions	90	92
Net (Decrease) Increase in Net Assets	(9,880,141)	(5,685,183)
Net Assets, Beginning of Period	418,555,348	426,642,405
Net Assets, End of Period	$408,675,207	$420,957,222

(a)
Refer to Note 6-Income Tax for additional information

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$13,159,800	$19,705,772
Adjustments to reconcile net increase in net assets from
operations to net cash provided by operating activities:
Net realized loss on investments	4,047,791	1,904,291
Net change in unrealized depreciation on investments	5,618,281	3,557,685
Accretion of original issue discount interest and payment-in-kind interest	(1,662,699)	(1,606,382)
Decrease (increase) in interest receivable	94,798	(736,364)
Increase in other assets	—	(79,518)
Increase in accrued expenses and other liabilities	139,029	115,242
Increase (decrease) in fees due to investment advisor(a)	52,842	(173,456)
Investments purchased	(53,371,271)	(69,575,925)
Proceeds from investments sold	27,809,179	2,775,026
Repayment of bank loans	36,614,171	66,736,462
Net cash provided by operating activities	32,501,921	22,622,833
Cash flows from financing activities:
Distributions paid to common stockholders	(23,039,941)	(25,390,955)
Net cash used in financing activities	(23,039,941)	(25,390,955)
Net increase (decrease) in cash and cash equivalents	9,461,980	(2,768,122)
Cash and cash equivalents:
Cash and cash equivalents, beginning of period	12,817,052	19,737,091
Cash and cash equivalents, end of period	$22,279,032	$16,968,969
Supplemental non-cash information
Issuance of shares of common stock	15,000,000	—
Repurchases of shares of common stock	(15,000,000)	—
Issuance of common shares in connection with dividend reinvestment plan	90	92
Payment-in-kind ("PIK") interest income	$892,490	$893,362

(a)
Refer to Note 4-Related Party Transactions for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc.
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i):
Services: Business
Vortex Companies	(j)	1st Lien Term Loan	S+	5.00%	9.08%	9/1/2023	9/4/2029	$4,963,893	$4,918,138	$4,963,889
Amplix	(j)	1st Lien Term Loan	S+	4.50%	8.58%	10/19/2023	10/18/2029	4,277,455	4,202,863	4,277,455
InnovateMR	(j)	1st Lien Term Loan	S+	6.00%	10.08%	12/16/2021	1/20/2028	4,045,555	4,027,441	4,045,555
Industrial Services Group	(j)	Unitranche Term Loan	S+	5.75%	9.83%	12/7/2022	12/7/2028	4,042,610	3,994,704	4,042,610
CoAdvantage		1st Lien Term Loan	S+	5.50%	9.58%	8/2/2023	8/2/2029	3,734,514	3,734,514	3,692,501
LegalShield	(k)	1st Lien Term Loan	S+	3.25%	7.33%	12/7/2021	12/15/2028	3,834,574	3,819,230	3,560,402
Kept Companies		1st Lien Term Loan	S+	5.25%	9.33%	4/30/2024	4/30/2029	3,493,830	3,463,122	3,467,626
GoldenSource	(j)	Unitranche Term Loan	S+	5.00%	9.08%	3/25/2022	5/12/2028	3,306,082	3,265,106	3,306,082
Eliassen		Unitranche Term Loan	S+	5.75%	9.83%	3/31/2022	4/14/2028	3,354,111	3,336,307	3,270,258
The Facilities Group		Unitranche Term Loan	S+	5.75%	9.83%	12/10/2021	11/30/2028	2,881,212	2,872,094	2,848,798
Argano		1st Lien Term Loan	S+	5.50%	9.58%	9/13/2024	9/13/2029	2,784,636	2,745,203	2,756,790
CoolSys	(k)	1st Lien Term Loan	S+	2.50%, 3.50% PIK	10.08%	8/4/2021	2/11/2030	3,018,878	3,009,322	2,663,692
Discovery Education		Unitranche Term Loan	S+	2.88%, 5.92% PIK	12.88%	3/25/2022	4/9/2029	4,096,839	4,068,630	2,621,977
SynapseITS	(k)	Unitranche Term Loan	S+	4.75%	8.83%	9/30/2026	10/2/2036	2,149,254	2,127,761	2,127,761
Vensure		1st Lien Term Loan	S+	5.00%	9.08%	9/23/2024	9/29/2031	1,966,676	1,946,676	1,942,093
Mediaocean	(k)	1st Lien Term Loan	S+	3.50%	7.58%	12/9/2021	12/15/2028	1,910,000	1,903,211	1,889,706
Epiq	(k)	1st Lien Term Loan	S+	4.00%	8.08%	7/17/2024	4/26/2029	1,941,360	1,910,605	1,883,663
VC3	(j)	Unitranche Term Loan	S+	5.00%	9.08%	9/16/2022	3/12/2027	1,857,333	1,848,963	1,857,333
Liberty Group	(j)	Unitranche Term Loan	S+	5.75%	9.83%	6/6/2022	6/15/2028	1,871,818	1,858,563	1,850,637
InnovateMR	(j)	1st Lien Term Loan	S+	6.50%	10.58%	12/23/2022	1/20/2028	1,815,378	1,797,974	1,815,378
CCG		Unitranche Term Loan	S+	4.50%	8.58%	12/30/2025	12/30/2032	1,720,596	1,704,803	1,716,294
Embark	(j)	1st Lien Term Loan	S+	4.50%	8.58%	8/27/2025	9/2/2032	1,547,200	1,532,296	1,543,332
Dun & Bradstreet		Unitranche Term Loan	S+	5.50%	9.58%	6/30/2025	8/26/2032	1,488,750	1,476,181	1,485,028
Secretariat		1st Lien Term Loan	S+	4.00%	8.08%	2/24/2025	2/28/2032	1,477,500	1,471,247	1,462,725
Gallo Mechanical		1st Lien Term Loan	S+	4.75%	8.83%	6/19/2025	8/2/2032	1,440,098	1,420,305	1,436,497
Insight Global		Unitranche Term Loan	S+	5.00%	9.08%	9/22/2021	9/22/2028	1,429,534	1,419,397	1,429,534
Aprio		1st Lien Term Loan	S+	4.75%	8.83%	8/1/2024	8/1/2031	1,410,356	1,396,716	1,403,304
Heartland		1st Lien Term Loan	S+	4.75%	8.83%	12/1/2023	12/12/2029	1,415,044	1,397,132	1,386,743
Frazier & Deeter		1st Lien Term Loan	S+	4.50%	8.58%	4/30/2025	5/3/2032	1,356,170	1,342,063	1,352,780
Ascend		1st Lien Term Loan	S+	4.50%	8.58%	10/22/2024	8/11/2031	1,342,354	1,336,851	1,318,863
Addison Group	(k)	1st Lien Term Loan	S+	4.25%	8.33%	1/19/2022	12/29/2028	1,308,214	1,307,006	1,216,639
Health Management Associates		1st Lien Term Loan	S+	5.25%	9.33%	3/31/2023	3/30/2029	1,034,807	1,018,455	1,029,633
Aprio		1st Lien Term Loan	S+	4.75%	8.83%	4/18/2025	8/1/2031	1,034,392	1,026,034	1,029,220
Eide Bailly		1st Lien Term Loan	S+	5.00%	9.08%	7/29/2026	7/29/2033	1,000,000	988,500	992,500
Barton Associates		Unitranche Term Loan	S+	6.50%	10.58%	11/18/2024	7/26/2028	979,592	974,039	964,898
Colibri	(k)	1st Lien Term Loan	S+	5.00%	9.08%	11/9/2023	3/12/2029	972,500	959,855	900,477
Levata		1st Lien Term Loan	S+	5.00%	9.08%	8/19/2025	12/21/2027	805,726	800,422	803,712
Crowe		1st Lien Term Loan	S+	5.50%	9.58%	5/13/2026	8/7/2033	769,231	760,769	763,462
AI Fire & Safety		Unitranche Term Loan	S+	2.25%, 2.75% PIK	9.08%	12/20/2024	2/2/2032	713,952	710,956	712,168
Creation Technologies	(k)	1st Lien Term Loan	S+	5.25%	9.33%	8/25/2026	9/4/2033	714,286	706,429	707,143
Beacon Communications		1st Lien Term Loan	S+	4.75%	8.83%	3/31/2026	4/2/2032	609,583	602,511	605,377
Eagle Fire		1st Lien Term Loan	S+	4.50%	8.58%	6/4/2025	7/15/2032	607,490	601,219	604,452
Centre Technologies		1st Lien Term Loan	S+	4.75%	8.83%	6/17/2026	6/22/2033	575,625	569,202	571,308
Perficient	(k)	1st Lien Term Loan	S+	3.50%	7.58%	8/2/2024	10/2/2031	614,857	574,760	531,852
Lexitas		Unitranche Term Loan	S+	5.00%	9.08%	4/15/2025	4/15/2031	527,362	522,506	524,725
Accion		1st Lien Term Loan	S+	4.75%	8.83%	6/29/2026	5/23/2029	498,750	493,750	498,750
InvestCloud APL		1st Lien Term Loan	S+	4.00%	8.08%	1/16/2026	1/27/2033	498,750	494,079	497,503
Capital Consultants Management	(j)	Unitranche Term Loan	S+	5.00%	9.08%	7/29/2025	11/3/2031	495,018	490,605	495,018
Accuris	(k)	1st Lien Term Loan	S+	4.25%	8.33%	9/30/2026	8/21/2031	500,000	492,500	492,500
Inmar		1st Lien Term Loan	S+	4.50%	8.58%	10/25/2024	10/30/2031	490,038	487,946	487,587

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
HireRight	(k)	1st Lien Term Loan	S+	3.25%	7.33%	3/25/2024	9/27/2030	$488,775	$484,679	$482,055
System One		1st Lien Term Loan	S+	3.75%	7.83%	1/28/2021	8/31/2033	475,200	474,652	470,448
Mitratech		Unitranche Term Loan	S+	4.75%	8.83%	12/1/2025	12/2/2031	458,716	456,630	456,422
Centroid	(k)	1st Lien Term Loan	S+	5.00%	9.08%	7/10/2026	7/10/2033	458,333	451,250	453,750
Trace3	(k)	Unitranche Term Loan	S+	4.00%	8.08%	10/8/2025	10/29/2032	450,119	446,040	449,556
AIA Contract	(j)	1st Lien Term Loan	S+	4.75%	8.83%	6/30/2025	7/2/2031	420,000	414,843	420,000
OptionMetrics	(k)	1st Lien Term Loan	S+	5.25%	9.33%	8/4/2026	8/4/2032	413,043	407,880	407,880
Corestream		1st Lien Term Loan	S+	5.00%	9.08%	6/30/2026	6/30/2033	400,802	396,919	397,523
Aurora Energy Research	(l)	Unitranche Term Loan	S+	4.75%	8.83%	9/4/2025	9/8/2032	379,916	375,526	379,916
Engage fi	(k)	1st Lien Term Loan	S+	4.75%	8.83%	8/17/2026	8/18/2033	348,485	345,000	345,000
OSG Billing Services		1st Lien Term Loan	S+	6.25%	10.33%	11/30/2023	11/30/2028	312,562	312,562	310,217
Vortex Companies	(j)	1st Lien Revolver	S+	5.00%	9.08%	9/1/2023	9/4/2029	277,908	243,393	277,908
trustaff		1st Lien Term Loan	S+	5.25%	9.33%	12/9/2021	5/27/2032	323,080	322,976	266,743
GoldenSource	(j)	Unitranche Revolver	S+	5.00%	9.08%	3/25/2022	5/12/2028	253,521	244,131	253,521
OSG Billing Services		1st Lien Term Loan	S+	8.00%	12.08%	11/30/2023	5/30/2028	219,341	209,666	218,244
Industrial Services Group	(j)	Unitranche Revolver	S+	5.75%	9.83%	12/7/2022	12/7/2028	190,476	173,333	190,476
Gallo Mechanical		1st Lien Revolver	S+	4.75%	8.83%	6/19/2025	8/2/2032	175,800	171,405	175,361
Discovery Education		Unitranche Revolver	S+	5.75%	9.83%	3/25/2022	4/9/2029	230,769	226,731	147,692
Kept Companies		1st Lien Revolver	S+	5.25%	9.33%	4/30/2024	4/30/2029	126,780	119,649	125,829
Liberty Group	(j)	Unitranche Revolver	S+	5.75%	9.83%	6/6/2022	12/15/2028	120,455	115,909	119,092
Heartland		1st Lien Revolver	S+	4.75%	8.83%	12/1/2023	12/12/2029	95,394	90,770	93,486
Centroid	(k)	1st Lien Revolver	S+	5.00%	9.08%	7/17/2026	7/8/2033	75,000	73,542	74,250
Dun & Bradstreet		Unitranche Revolver	S+	5.50%	9.58%	6/30/2025	8/26/2032	45,000	43,500	44,888
Frazier & Deeter		1st Lien Revolver	S+	4.50%	8.58%	4/30/2025	5/2/2031	35,294	33,951	35,206
Embark		1st Lien Revolver	S+	4.50%	8.58%	8/27/2025	9/2/2032	24,000	22,000	23,940
Eagle Fire		1st Lien Revolver	S+	4.50%	8.58%	6/4/2025	7/15/2032	9,615	8,269	9,567
Creation Technologies	(k)	1st Lien Revolver	S+	5.25%	9.33%	8/25/2026	9/4/2031	8,571	7,143	8,486
Mitratech		Unitranche Revolver	S+	4.75%	8.83%	12/1/2025	12/2/2031	-	(92)	-
Engage fi	(k)	1st Lien Revolver	S+	4.75%	8.83%	8/17/2026	8/18/2033	-	(253)	-
AI Fire & Safety		Unitranche Revolver	S+	4.50%	8.58%	12/20/2024	2/2/2032	-	(449)	-
Aprio		1st Lien Revolver	S+	4.75%	8.83%	8/1/2024	8/1/2031	-	(499)	-
Lexitas		Unitranche Revolver	S+	5.00%	9.08%	4/15/2025	4/15/2031	—	(573)	—
Corestream		1st Lien Revolver	S+	5.00%	9.08%	6/30/2026	6/30/2033	—	(752)	—
Crowe		1st Lien Revolver	S+	5.50%	9.58%	5/13/2026	8/7/2032	—	(769)	—
Ascend		1st Lien Revolver	S+	4.50%	8.58%	10/22/2024	8/11/2031	—	(859)	—
Centre Technologies		1st Lien Revolver	S+	4.75%	8.83%	6/17/2026	6/22/2033	—	(938)	—
OptionMetrics	(k)	1st Lien Revolver	S+	5.25%	9.33%	8/4/2026	8/4/2032	—	(1,087)	—
Beacon Communications		1st Lien Revolver	S+	4.75%	8.83%	3/31/2026	4/2/2032	—	(1,111)	—
AIA Contract	(j)	1st Lien Revolver	S+	4.75%	8.83%	6/30/2025	7/2/2031	—	(1,136)	—
Eide Bailly		1st Lien Revolver	S+	5.00%	9.08%	7/29/2026	7/29/2033	—	(2,000)	—
Health Management Associates		1st Lien Revolver	S+	5.25%	9.33%	3/31/2023	3/30/2029	—	(2,131)	—
VC3	(j)	Unitranche Revolver	S+	5.00%	9.08%	7/21/2022	3/12/2029	—	(2,692)	—
CCG		Unitranche Revolver	S+	4.50%	8.58%	12/30/2025	12/30/2032	—	(2,708)	—
Amplix	(j)	1st Lien Revolver	S+	4.50%	8.58%	10/19/2023	10/18/2029	—	(8,242)	—
Pond		Unitranche Term Loan	S+	5.00%	9.08%	9/30/2026	12/13/2032	—	(10,000)	—
									96,565,019	94,485,686
Healthcare & Pharmaceuticals
American Vision Partners	(j)	Unitranche Term Loan	S+	5.50%	9.58%	9/22/2021	9/30/2027	4,760,901	4,743,675	4,760,901
Minds + Assembly	(j)	Unitranche Term Loan	S+	5.00%	9.08%	5/3/2023	5/3/2029	3,966,149	3,912,692	3,966,149
Paradigm Oral Health		1st Lien Term Loan	S+	5.00%	9.08%	7/23/2026	11/18/2030	3,940,743	3,940,743	3,921,039
Summit Spine 2025	(j)	Unitranche Term Loan	S+	4.75%	8.83%	3/21/2025	3/25/2031	3,567,055	3,510,725	3,567,055
RevHealth	(j)	Unitranche Term Loan	S+	2.50%, 3.25% PIK	9.83%	7/22/2022	7/21/2028	4,281,240	4,251,668	3,548,172
Sequel Ortho (fka OrthoNebraska)	(j)	Unitranche Term Loan	S+	5.00%	9.08%	7/31/2023	7/31/2028	3,286,368	3,253,865	3,286,368
U.S. Foot and Ankle Specialists		1st Lien Term Loan	S+	6.25%	10.33%	4/17/2024	9/15/2027	2,944,053	2,939,160	2,892,532
EyeSouth Partners		Unitranche Term Loan	S+	5.50%	9.58%	11/15/2024	10/5/2029	2,375,409	2,354,310	2,351,655
Ivy Rehab		1st Lien Term Loan	S+	5.00%	9.08%	3/11/2022	4/23/2029	2,136,960	2,118,275	2,115,590
Gastro Health		1st Lien Term Loan	S+	4.50%	8.58%	7/2/2021	7/3/2028	1,901,022	1,897,625	1,858,249
Upstream Rehabilitation	(k)	1st Lien Term Loan	S+	4.25%, 1.50% PIK	9.83%	10/24/2019	11/20/2029	1,914,009	1,913,910	1,847,019
Therapy Brands		1st Lien Term Loan	S+	4.00%	8.08%	5/12/2021	5/18/2028	1,792,505	1,789,925	1,752,173
Blue Cloud		1st Lien Term Loan	S+	4.75%	8.83%	8/12/2025	1/21/2031	1,641,635	1,641,635	1,633,427
Dragonfly Health		1st Lien Term Loan	S+	4.75%	8.83%	6/30/2026	7/17/2033	1,615,385	1,598,269	1,603,269
Visor Buyer, Inc.	(j)	Unitranche Term Loan	S+	6.50%	10.58%	12/15/2025	12/15/2031	1,587,621	1,588,673	1,587,621
Advancing Eyecare		1st Lien Term Loan	S+	5.75%	9.83%	5/27/2022	6/13/2029	2,436,480	2,405,789	1,534,982
Midwest Eye Services		1st Lien Term Loan	S+	4.50%	8.58%	12/31/2024	8/20/2027	1,528,277	1,509,269	1,520,636
TEAM Services	(k)	1st Lien Term Loan	S+	4.75%	8.83%	1/30/2026	1/28/2033	1,496,250	1,478,409	1,498,435
Forefront		1st Lien Term Loan	S+	5.50%	9.58%	12/14/2023	3/30/2029	1,462,500	1,444,287	1,436,906
Quantum Health		1st Lien Term Loan	S+	4.25%	8.33%	12/18/2020	12/22/2027	1,421,250	1,416,770	1,421,250
Caregiver	(k)	1st Lien Term Loan	S+	6.25%	10.33%	9/30/2026	9/30/2031	1,367,089	1,346,044	1,350,000
OB Hospitalist Group		1st Lien Term Loan	S+	5.50%	9.58%	6/2/2026	1/31/2031	1,334,892	1,322,109	1,324,880

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
MB2 Dental		Unitranche Term Loan	S+	5.50%	9.58%	2/5/2024	2/13/2031	$1,271,804	$1,262,082	$1,268,624
Nvision		1st Lien Term Loan	S+	5.50%	9.58%	10/31/2024	12/31/2028	1,238,630	1,218,229	1,216,954
Symplr	(k)	1st Lien Term Loan	S+	4.50%	8.58%	11/23/2020	12/22/2027	1,417,500	1,413,012	1,188,340
RxBenefits	(k)	1st Lien Term Loan	S+	5.00%	9.08%	12/31/2025	12/23/2030	987,500	969,891	988,739
Radiology Partners	(k)	1st Lien Term Loan	S+	3.50%	7.58%	6/26/2025	6/30/2032	990,000	981,517	986,208
Cirtec Medical		1st Lien Term Loan	S+	5.00%	9.08%	1/30/2023	1/30/2029	965,000	950,928	957,763
Forefront		1st Lien Term Loan	S+	4.25%	8.33%	3/23/2022	3/30/2029	957,791	950,880	941,030
NSM		1st Lien Term Loan	S+	4.25%	8.33%	8/5/2024	5/14/2029	936,019	935,080	936,019
Epic Staffing Group		1st Lien Term Loan	S+	6.00%	10.08%	6/27/2022	6/28/2029	965,541	935,574	849,676
Patterson Companies	(k)	1st Lien Term Loan	S+	4.50%	8.58%	7/24/2025	4/16/2032	901,635	806,937	841,527
VaxCare		Unitranche Term Loan	S+	4.25%	8.33%	6/10/2025	6/17/2032	825,000	817,960	825,000
APT Healthcare		Unitranche Term Loan	S+	4.50%	8.58%	9/15/2025	9/30/2031	770,000	759,824	770,000
Specialized Dental		1st Lien Term Loan	S+	4.50%	8.58%	10/30/2025	11/1/2028	667,850	664,227	664,511
Quantive Intelligence	(k)	1st Lien Term Loan	S+	5.00%	9.08%	6/22/2026	7/1/2032	670,733	663,014	664,025
MatrixCare	(k)	1st Lien Term Loan	S+	4.75%	8.83%	8/31/2026	6/30/2033	659,615	651,804	653,019
AIS Healthcare		1st Lien Term Loan	S+	5.00%	9.08%	6/2/2026	6/4/2032	640,777	629,405	633,954
Dane Street		1st Lien Term Loan	S+	4.50%	8.58%	3/25/2026	3/28/2033	605,000	597,600	605,000
Viant	(k)	1st Lien Term Loan	S+	4.00%	8.08%	10/16/2024	10/29/2031	545,432	543,301	536,618
Performance Health		1st Lien Term Loan	S+	3.75%	7.83%	2/28/2025	3/19/2032	493,750	489,593	491,281
Cirtec Medical		1st Lien Term Loan	S+	5.00%	9.08%	7/2/2024	1/30/2029	488,750	485,042	485,084
Sequel Ortho (fka OrthoNebraska)		Unitranche Term Loan	S+	5.00%	9.08%	10/31/2025	7/31/2028	472,619	469,110	472,619
Confluent Health		1st Lien Term Loan	S+	7.50%	11.58%	4/11/2023	11/30/2028	482,500	467,513	466,819
AccentCare	(k)	1st Lien Term Loan	S+	4.00%	8.08%	6/15/2021	9/20/2028	474,094	474,094	461,059
AGS Health		Unitranche Term Loan	S+	4.25%	8.33%	7/24/2025	8/2/2032	446,960	445,823	446,960
Healthcare Linen Service Group		Unitranche Term Loan	S+	4.75%	8.83%	1/29/2026	2/2/2033	445,077	440,835	445,077
Avalon		1st Lien Term Loan	S+	4.25%	8.33%	12/30/2025	12/31/2031	414,583	410,417	411,474
nThrive	(k)	2nd Lien Term Loan	S+	4.00%	8.08%	11/18/2024	12/15/2028	1,613,125	1,613,125	403,281
Clearway		1st Lien Term Loan	S+	5.50%	9.58%	9/17/2025	8/30/2030	404,009	398,946	399,969
RMP & MedA/Rx		1st Lien Term Loan	S+	5.00%	9.08%	3/22/2021	2/4/2028	353,645	353,738	347,456
UDG	(k) (m)	1st Lien Term Loan	S+	4.25%	8.33%	8/6/2021	8/19/2028	315,938	315,205	309,224
RMP & MedA/Rx		1st Lien Term Loan	S+	5.00%	9.08%	2/27/2017	2/4/2028	301,136	301,136	295,866
Relevate Health	(k)	1st Lien Term Loan	S+	4.75%	8.83%	8/5/2026	8/5/2032	285,714	282,143	282,857
RevHealth	(j)	Unitranche Revolver	S+	2.50%, 3.25% PIK	9.83%	7/22/2022	7/21/2028	295,377	295,377	244,800
Nvision		1st Lien Term Loan	S+	5.50%	9.58%	10/30/2024	12/31/2028	239,050	236,853	234,867
AGS Health		Unitranche Term Loan	S+	4.25%	8.33%	7/24/2025	8/2/2032	234,840	234,238	234,840
nThrive	(k)	1st Lien Term Loan	S+	4.00%	8.08%	11/18/2024	12/15/2028	407,123	407,123	227,551
Clearway		1st Lien Term Loan	S+	5.50%	9.58%	9/17/2025	8/30/2030	195,295	191,745	193,342
nThrive	(k)	2nd Lien Term Loan	S+	6.75%	10.83%	11/18/2024	12/17/2029	490,000	490,000	122,500
EyeSouth Partners		Unitranche Term Loan	S+	5.50%	9.58%	5/26/2026	10/5/2029	121,124	119,991	119,913
AccentCare		1st Lien Term Loan	S+	5.50%	9.58%	2/5/2024	6/20/2028	119,820	116,006	115,027
Nvision		1st Lien Revolver	S+	5.50%	9.58%	10/31/2024	12/31/2028	93,871	93,871	92,229
Western Dental		2nd Lien Term Loan	S+	15.00% PIK	19.08%	4/28/2026	4/28/2032	107,381	107,381	80,536
Sequel Ortho (fka OrthoNebraska)	(j)	Unitranche Revolver	S+	5.00%	9.08%	7/31/2023	7/31/2028	72,190	58,228	72,190
nThrive	(k)	1st Lien Term Loan	S+	5.25%	9.33%	11/20/2024	12/15/2028	115,626	114,449	64,626
Cirtec Medical		1st Lien Revolver	S+	5.00%	9.08%	1/30/2023	10/31/2028	52,778	52,778	52,382
Western Dental		1st Lien Term Loan	S+	2.50%, 7.50% PIK	14.08%	4/30/2026	1/28/2032	46,528	43,477	46,528
Clearway		1st Lien Revolver	S+	5.50%	9.58%	9/17/2025	8/30/2030	38,067	35,067	37,686
Quantive Intelligence	(k)	1st Lien Revolver	S+	5.00%	9.08%	6/22/2026	7/1/2032	17,241	16,552	17,069
Clearway		1st Lien Term Loan	S+	5.50%	9.58%	9/17/2025	8/30/2030	16,678	16,469	16,511
OB Hospitalist Group		1st Lien Revolver	S+	5.50%	9.58%	6/2/2026	1/31/2031	15,840	14,256	15,721
MB2 Dental		Unitranche Revolver	S+	5.50%	9.58%	2/5/2024	2/13/2031	12,701	12,701	12,669
Clearway		1st Lien Term Loan	S+	5.50%	9.58%	9/17/2025	8/30/2030	11,226	11,084	11,113

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Clearway		1st Lien Term Loan	S+	5.50%	9.58%	9/17/2025	8/30/2030	$4,181	$4,128	$4,139
AGS Health		Unitranche Revolver	S+	4.25%	8.33%	7/24/2025	8/2/2032	—	(76)	—
AGS Health		Unitranche Revolver	S+	4.25%	8.33%	7/24/2025	8/2/2032	—	(133)	—
Healthcare Linen Service Group		Unitranche Revolver	S+	4.75%	8.83%	1/29/2026	2/2/2033	—	(448)	—
Specialized Dental		1st Lien Revolver	S+	4.50%	8.58%	10/30/2025	11/1/2028	—	(467)	—
Relevate Health	(k)	1st Lien Revolver	S+	4.75%	8.83%	8/5/2026	8/5/2032	—	(714)	—
Avalon		1st Lien Revolver	S+	4.50%	8.58%	12/30/2025	12/31/2031	—	(833)	—
MatrixCare	(k)	1st Lien Revolver	S+	4.75%	8.83%	8/31/2026	6/30/2033	—	(973)	—
AIS Healthcare		1st Lien Revolver	S+	5.00%	9.08%	6/2/2026	6/4/2032	—	(1,019)	—
Dane Street		1st Lien Revolver	S+	4.50%	8.58%	3/25/2026	3/28/2033	—	(1,250)	—
VaxCare		Unitranche Revolver	S+	4.50%	8.58%	6/10/2025	6/17/2032	—	(1,667)	—
Dragonfly Health		1st Lien Revolver	S+	4.75%	8.83%	6/30/2026	7/17/2033	—	(1,923)	—
Midwest Eye Services		1st Lien Revolver	S+	4.50%	8.58%	12/31/2024	8/20/2027	—	(3,220)	—
Ivy Rehab		1st Lien Revolver	S+	4.75%	8.83%	3/11/2022	4/21/2028	—	(3,367)	—
Summit Spine 2025	(j)	Unitranche Revolver	S+	4.75%	8.83%	3/21/2025	3/25/2031	—	(8,636)	—
Minds + Assembly	(j)	1st Lien Revolver	S+	5.25%	9.33%	5/3/2023	5/3/2029	—	(18,789)	—
									77,704,071	74,040,580
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j)	Unitranche Term Loan	S+	4.75%	8.83%	6/13/2022	6/28/2030	5,004,022	4,959,693	5,004,022
Cerity Partners	(j)	Unitranche Term Loan	S+	4.50%	8.58%	7/28/2022	7/28/2031	4,485,815	4,451,396	4,485,815
Confluence		1st Lien Term Loan	S+	3.75%	7.83%	7/22/2021	7/31/2028	3,810,000	3,803,217	3,724,275
Prime Pensions	(j)	Unitranche Term Loan	S+	4.75%	8.83%	2/20/2024	2/26/2030	3,090,278	3,029,888	3,090,278
EPIC Insurance		Unitranche Term Loan	S+	4.50%	8.58%	8/27/2021	9/29/2028	2,180,888	2,168,229	2,159,079
Beta+		1st Lien Term Loan	S+	5.75%	9.83%	6/24/2022	7/2/2029	1,920,000	1,862,412	1,915,200
Steward Partners		1st Lien Term Loan	S+	4.75%	8.83%	8/13/2026	8/15/2033	1,764,706	1,742,647	1,751,471
OneDigital	(k)	1st Lien Term Loan	S+	3.00%	7.08%	6/13/2024	7/2/2031	1,468,087	1,462,485	1,452,797
SIAA	(j)	Unitranche Term Loan	S+	4.75%	8.83%	4/21/2021	4/30/2030	1,120,195	1,114,257	1,120,195
Alera	(k)	1st Lien Term Loan	S+	2.75%	6.83%	5/21/2025	5/30/2032	990,019	985,019	967,332
LERETA	(k)	1st Lien Term Loan	S+	5.25%	9.33%	7/27/2021	7/30/2028	950,000	946,910	904,134
Cherry Bekaert	(j)	Unitranche Term Loan	S+	4.75%	8.83%	10/11/2023	6/28/2030	706,361	700,018	706,361
Prosperity Partners	(k)	1st Lien Term Loan	S+	4.75%	8.83%	8/14/2026	8/17/2033	458,333	451,458	453,750
Modern Wealth		1st Lien Term Loan	S+	5.25%	9.33%	5/26/2026	8/29/2032	405,708	399,141	401,785
NewEdge		1st Lien Term Loan	S+	5.00%	9.08%	8/3/2026	8/7/2033	379,018	374,846	376,175
Confluence		1st Lien Term Loan	S+	5.00%	9.08%	2/14/2025	7/30/2028	377,264	377,264	368,775
SIAA	(j)	Unitranche Term Loan	S+	4.75%	8.83%	3/24/2025	4/30/2030	137,944	134,677	137,944
Cerity Partners	(j)	Unitranche Revolver	S+	4.50%	8.58%	7/28/2022	7/28/2028	132,473	132,473	132,473
EPIC Insurance		Unitranche Revolver	S+	4.50%	8.58%	8/27/2021	9/29/2028	34,780	34,511	34,433
NewEdge		1st Lien Revolver	S+	5.00%	9.08%	8/17/2026	8/7/2033	—	(446)	—
Prosperity Partners	(k)	1st Lien Revolver	S+	4.75%	8.83%	8/14/2026	8/17/2033	—	(833)	—
Steward Partners		1st Lien Revolver	S+	4.75%	8.83%	8/13/2026	8/15/2033	—	(3,529)	—
Beta+		1st Lien Revolver	S+	4.25%	8.33%	6/24/2022	4/1/2029	—	(6,216)	—
Prime Pensions	(j)	Unitranche Revolver	S+	4.75%	8.83%	2/20/2024	2/26/2030	—	(7,619)	—
									29,111,898	29,186,294
Services: Consumer
Ned Stevens 2022-2	(j)	Unitranche Term Loan	S+	5.00%	9.08%	11/1/2022	11/1/2029	5,778,735	5,717,362	5,778,735
Smart Start		1st Lien Term Loan	S+	4.25%	8.33%	12/10/2021	12/16/2028	2,895,900	2,891,280	2,866,941
Apex Service Partners		Unitranche Term Loan	S+	5.00%	9.08%	10/16/2023	10/24/2030	2,645,499	2,626,481	2,638,886
Rover		1st Lien Term Loan	S+	4.75%	8.83%	2/16/2024	2/27/2031	2,474,256	2,457,301	2,437,142

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
A Place For Mom		1st Lien Term Loan	S+	5.50%	9.58%	7/28/2017	2/10/2028	$2,264,225	$2,262,954	$2,218,941
Smart Start		2nd Lien Term Loan	S+	7.75%	11.83%	12/10/2021	12/16/2029	2,000,000	1,983,718	1,985,000
Taxwell	(k)	1st Lien Term Loan	S+	4.25%	8.33%	6/17/2024	6/26/2031	1,890,506	1,876,223	1,793,031
Aptive Environmental		1st Lien Term Loan	S+	4.75%	8.83%	10/10/2025	10/15/2032	1,758,605	1,742,272	1,738,820
Super-Sod		1st Lien Term Loan	S+	4.75%	8.83%	2/27/2026	3/10/2032	1,602,045	1,585,669	1,590,057
FullBloom		1st Lien Term Loan	S+	4.25%	8.33%	12/10/2021	12/15/2028	1,436,250	1,431,048	1,421,888
Legacy Service Partners		1st Lien Term Loan	S+	4.50%	8.58%	2/17/2026	11/10/2031	1,026,118	1,003,571	1,020,987
Teaching Strategies	(k)	1st Lien Term Loan	S+	4.25%	8.33%	8/19/2021	8/31/2028	952,500	949,002	889,635
Weed Man Lawn Care	(k) (r)	1st Lien Term Loan	S+	4.75%	8.83%	9/18/2026	9/30/2032	722,103	711,337	714,882
United Comfort Group (fka United Air Temp)		1st Lien Term Loan	S+	5.50%	9.58%	2/14/2024	3/28/2030	1,101,775	1,078,785	538,884
Legacy Service Partners		1st Lien Term Loan	S+	4.50%	8.58%	2/17/2026	11/10/2031	497,500	492,898	495,013
Apex Service Partners		Unitranche Term Loan	S+	5.00%	9.08%	4/24/2025	10/24/2030	495,603	491,548	494,364
All My Sons		1st Lien Term Loan	S+	4.75%	8.83%	6/4/2024	10/25/2028	486,397	481,997	477,885
R. F. Fager		1st Lien Term Loan	S+	5.00%	9.08%	5/16/2025	3/4/2030	407,485	402,657	404,429
FMG Suite	(j)	Unitranche Term Loan	S+	4.50%	8.58%	8/11/2025	9/9/2032	346,439	342,982	346,439
Weed Man Lawn Care	(k)	1st Lien Term Loan	S+	4.75%	8.83%	9/18/2026	9/30/2032	180,193	178,391	178,391
United Comfort Group (fka United Air Temp)	(j)	1st Lien Revolver	S+	5.50%	9.58%	2/14/2024	3/28/2030	210,799	210,799	103,103
Ned Stevens 2022-2	(j)	Unitranche Revolver	S+	5.00%	9.08%	11/1/2022	11/1/2028	84,617	74,463	84,617
R. F. Fager		1st Lien Revolver	S+	5.00%	9.08%	5/16/2025	3/4/2030	60,105	59,061	59,654
Aptive Environmental		1st Lien Revolver	S+	4.75%	8.83%	10/10/2025	10/15/2032	24,806	23,256	24,527
FMG Suite	(j)	Unitranche Revolver	S+	4.50%	8.58%	8/11/2025	9/9/2032	-	(566)	-
Apex Service Partners		Unitranche Revolver	S+	5.00%	9.08%	10/16/2023	10/24/2029	-	(1,461)	-
Rover		1st Lien Revolver	S+	4.75%	8.83%	2/16/2024	2/27/2031	—	(2,250)	—
Weed Man Lawn Care	(k)	1st Lien Revolver	S+	4.75%	8.83%	9/18/2026	9/30/2032	—	(2,257)	—
Super-Sod		1st Lien Revolver	S+	4.75%	8.83%	2/27/2026	3/10/2032	—	(2,424)	—
									31,066,097	30,302,251
Capital Equipment
Tank Holding		Unitranche Term Loan	S+	5.75%	9.83%	3/25/2022	3/31/2028	3,830,000	3,806,898	3,801,275
Plaskolite		Unitranche Term Loan	S+	4.00%, 4.00% PIK	12.08%	5/5/2025	5/9/2030	3,120,101	3,070,702	3,096,700
Excelitas		Unitranche Term Loan	S+	5.25%	9.33%	6/15/2022	8/13/2029	2,858,207	2,881,171	2,836,770
Burke Porter Group		1st Lien Term Loan	S+	7.85% PIK	11.93%	9/30/2022	7/29/2029	2,489,101	2,459,512	1,717,480
Shaw		1st Lien Term Loan	S+	6.00%	10.08%	9/30/2023	10/30/2029	1,670,005	1,649,604	1,651,217
Radwell		Unitranche Term Loan	S+	4.75%	8.83%	3/11/2022	4/1/2030	1,598,974	1,588,819	1,590,979
Antylia Scientific	(k)	1st Lien Term Loan	S+	4.00%	8.08%	5/16/2025	5/27/2032	1,488,750	1,457,316	1,485,497
Trystar		1st Lien Term Loan	S+	4.25%	8.33%	7/31/2024	8/6/2031	1,457,088	1,446,554	1,457,088
Sunbelt Solomon		1st Lien Term Loan	S+	5.00%	9.08%	1/5/2026	8/24/2033	1,415,730	1,400,169	1,405,112
Barnes		1st Lien Term Loan	S+	4.75%	8.83%	10/17/2025	10/22/2032	995,000	976,914	990,025
TRG		Unitranche Term Loan	S+	4.25%	8.33%	1/5/2026	1/5/2032	873,243	865,087	873,243
Associated Springs		1st Lien Term Loan	S+	4.75%	8.83%	11/25/2024	4/4/2030	854,867	842,973	852,730
Therm-O-Disc		1st Lien Term Loan	S+	5.00%, 1.50% PIK	10.58%	6/4/2026	11/29/2030	969,834	932,773	737,074
Associated Springs		1st Lien Term Loan	S+	4.75%	8.83%	3/7/2024	4/4/2030	686,150	675,078	684,435
80/20		Unitranche Term Loan	S+	4.50%	8.58%	12/11/2025	12/13/2032	679,127	672,065	679,127
Ohio Transmission	(j)	Unitranche Term Loan	S+	5.75%	9.83%	12/12/2023	12/19/2030	583,562	575,434	576,997
TriMark		1st Lien Term Loan	S+	4.00%, 3.25% PIK	11.33%	1/16/2024	7/2/2029	686,667	686,667	506,989
AGCO G&P		1st Lien Term Loan	S+	4.50%	8.58%	10/8/2024	10/31/2031	493,763	489,892	491,294
Trystar		1st Lien Term Loan	S+	4.25%	8.33%	9/5/2024	8/6/2031	491,250	486,879	491,250
Infinite Electronics		1st Lien Term Loan	S+	3.50%	7.58%	2/24/2021	3/2/2028	474,031	473,763	470,476
Industrial Electric Manufacturing		1st Lien Term Loan	S+	4.75%	8.83%	12/3/2025	12/3/2031	415,550	413,508	409,317
Pegasus		1st Lien Term Loan	S+	4.75%	8.83%	1/24/2024	1/19/2031	396,846	390,110	392,877
SupplyHouse		1st Lien Term Loan	S+	4.00%	8.08%	6/19/2025	7/1/2032	371,250	369,683	371,250
Burke Porter Group		1st Lien Revolver	S+	6.00%	10.08%	8/11/2022	1/29/2029	268,191	257,786	185,052
Therm-O-Disc		1st Lien Term Loan	S+	5.50%	9.58%	6/4/2026	11/29/2030	129,641	125,390	129,641
Plaskolite		Unitranche Revolver	S+	7.00%	11.08%	5/5/2025	2/7/2030	106,406	105,828	105,608
Sunbelt Solomon		1st Lien Revolver	S+	5.00%	9.08%	1/5/2026	8/24/2033	70,787	67,753	70,256
Trystar		1st Lien Term Loan	S+	4.25%	8.33%	1/5/2026	8/6/2031	52,083	51,325	52,083
Ohio Transmission	(j)	Unitranche Revolver	S+	5.75%	9.83%	12/19/2023	12/19/2029	41,600	40,907	41,132
TRG		1st Lien Revolver	S+	4.25%	8.33%	1/5/2026	1/5/2032	20,000	18,750	20,000
Tank Holding		Unitranche Revolver	S+	5.75%	9.83%	3/25/2022	3/31/2028	14,769	11,815	14,658
Radwell		Unitranche Revolver	S+	4.75%	8.83%	3/11/2022	4/1/2030	8,000	6,800	7,960
SupplyHouse		1st Lien Revolver	S+	4.00%	8.08%	6/19/2025	7/1/2032	—	(625)	—
80/20		Unitranche Revolver	S+	4.50%	8.58%	12/11/2025	12/13/2032	—	(1,270)	—
Associated Springs		1st Lien Revolver	S+	4.75%	8.83%	3/7/2024	4/4/2030	—	(1,888)	—
Trystar		1st Lien Revolver	S+	4.25%	8.33%	7/31/2024	8/6/2031	—	(2,727)	—
									29,291,415	28,195,592

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
High Tech Industries
Planview		1st Lien Term Loan	S+	3.50%	7.58%	12/11/2020	12/17/2027	$3,005,941	$2,999,290	$2,742,921
Idera	(k)	1st Lien Term Loan	S+	3.50%	7.58%	6/27/2017	3/2/2028	2,482,993	2,483,060	2,193,215
Precisely		1st Lien Term Loan	S+	4.00%	8.08%	3/19/2021	4/24/2028	2,375,000	2,371,533	2,140,469
Ivanti Software		1st Lien Term Loan	S+	4.75%	8.83%	11/20/2020	6/1/2029	2,930,449	2,920,901	1,885,172
Xplor Technologies		1st Lien Term Loan	S+	3.25%	7.33%	6/14/2024	12/1/2032	1,470,150	1,461,469	1,462,799
Digital Room		1st Lien Term Loan	S+	5.25%	9.33%	12/16/2021	12/21/2028	1,432,500	1,427,203	1,418,175
HelpSystems		1st Lien Term Loan	S+	6.00%	10.08%	12/19/2019	5/21/2029	1,400,970	1,401,058	1,219,093
Gurobi		Unitranche Term Loan	S+	5.50%	9.58%	8/12/2026	9/10/2031	1,000,000	987,500	992,500
Options IT		1st Lien Term Loan	S+	4.50%	8.58%	9/20/2024	9/30/2031	766,125	756,184	766,125
Barracuda	(k)	2nd Lien Term Loan	S+	7.00%	11.08%	5/17/2022	8/15/2030	2,000,000	1,964,139	678,760
SmartBear	(k)	1st Lien Term Loan	S+	4.00%	8.08%	11/20/2020	3/3/2028	1,054,545	1,015,801	677,545
PayByPhone	(n)	Unitranche Term Loan	S+	4.25%	8.33%	3/30/2026	3/31/2033	663,333	655,178	663,333
Aptean		Unitranche Term Loan	S+	4.75%	8.83%	1/1/2024	1/30/2031	578,617	574,734	575,724
LightBox		1st Lien Term Loan	S+	5.00%	9.08%	1/10/2025	1/13/2030	492,500	487,082	492,500
Inhabit		Unitranche Term Loan	S+	4.50%	8.58%	12/10/2024	1/12/2032	493,750	491,509	490,047
Barracuda		1st Lien Term Loan	S+	4.50%	8.58%	5/17/2022	8/15/2029	550,709	532,072	467,139
Cloudera	(k)	1st Lien Term Loan	S+	3.75%	7.83%	8/10/2021	10/8/2028	477,500	475,923	446,224
Steampunk	(k)	1st Lien Term Loan	S+	5.25%	9.33%	9/15/2026	9/15/2033	449,275	442,536	442,536
NCR Voyix	(k)	1st Lien Term Loan	S+	2.75%	6.83%	9/24/2024	9/30/2031	491,250	489,410	415,823
Ivanti Software		1st Lien Term Loan	S+	5.75%	9.83%	5/6/2025	6/1/2029	385,248	371,127	385,248
insightsoftware		Unitranche Term Loan	S+	5.25%	9.33%	7/16/2024	5/25/2028	387,714	386,368	375,113
Qlik	(k)	1st Lien Term Loan	S+	3.25%	7.33%	12/31/2024	10/26/2030	492,462	491,425	348,065
insightsoftware		Unitranche Revolver	S+	5.25%	9.33%	3/26/2024	5/25/2028	130,858	130,204	126,605
Inhabit		Unitranche Revolver	S+	4.50%	8.58%	12/10/2024	1/12/2032	-	(439)	-
LightBox		1st Lien Revolver	S+	5.00%	9.08%	1/10/2025	1/13/2030	—	(494)	—
PayByPhone	(n)	Unitranche Revolver	S+	4.75%	8.83%	3/30/2026	3/31/2033	—	(641)	—
Steampunk	(k)	1st Lien Revolver	S+	5.25%	9.33%	9/15/2026	9/15/2031	—	(761)	—
Options IT		1st Lien Revolver	S+	4.50%	8.58%	9/20/2024	3/31/2031	—	(1,340)	—
									25,312,031	21,405,131
Containers, Packaging & Glass
Brook & Whittle		1st Lien Term Loan	S+	4.50%	8.58%	8/11/2025	12/14/2030	3,052,265	3,052,265	2,168,802
Paragon Films		1st Lien Term Loan	S+	3.75%	7.83%	12/15/2021	12/16/2028	1,922,093	1,914,321	1,917,287
Tekni-Plex	(k)	1st Lien Term Loan	S+	3.75%	7.83%	3/27/2024	9/15/2028	1,581,870	1,580,139	1,540,164
Technimark	(k)	1st Lien Term Loan	S+	3.25%	7.33%	6/30/2021	4/14/2031	1,426,001	1,423,930	1,385,895
Resource Label Group		1st Lien Term Loan	S+	4.25%	8.33%	7/2/2021	7/7/2028	1,790,459	1,787,742	1,222,951
Transcendia		Unitranche Term Loan	S+	6.50%	10.58%	5/23/2024	11/23/2029	980,000	967,898	968,975
Five Star Packaging	(k)	1st Lien Term Loan	S+	4.25%	8.33%	4/27/2022	5/5/2029	971,049	963,380	949,807
Lacerta		1st Lien Term Loan	S+	5.50%	9.58%	2/8/2021	1/2/2029	853,750	853,329	834,541
Balcan	(p)	1st Lien Term Loan	S+	4.75%	8.83%	10/10/2024	10/20/2031	985,000	969,556	788,000
Brook & Whittle		1st Lien Term Loan	S+	6.50%	10.58%	8/11/2025	12/14/2030	764,541	691,789	764,541
Precision Concepts		Unitranche Term Loan	S+	4.75%	8.83%	7/28/2025	8/2/2032	677,214	671,216	675,521
ProAmpac	(k)	1st Lien Term Loan	S+	4.00%	8.08%	8/7/2025	3/7/2033	496,225	488,540	495,959
Industrial Physics		1st Lien Term Loan	S+	10.33% PIK	14.42%	7/18/2023	7/19/2030	488,050	478,834	419,723
Golden West Packaging		1st Lien Term Loan	S+	2.65%, 2.60% PIK	9.33%	11/29/2021	6/27/2031	450,625	449,505	301,919

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Precision Concepts		Unitranche Term Loan	S+	4.75%	8.83%	7/28/2025	8/2/2032	$197,681	$195,941	$197,187
Industrial Physics		1st Lien Revolver	S+	10.33% PIK	14.42%	7/18/2023	7/19/2029	60,785	57,552	52,275
Precision Concepts		Unitranche Revolver	S+	4.75%	8.83%	7/28/2025	8/2/2032	24,344	23,181	24,283
									16,569,118	14,707,830
Construction & Building
Brown & Root		1st Lien Term Loan	S+	5.00%	9.08%	9/29/2025	10/3/2030	2,102,951	2,075,993	2,087,179
Cook & Boardman		1st Lien Term Loan	S+	6.00%	10.08%	5/29/2024	3/4/2030	1,965,236	1,952,922	1,945,583
PlayPower		Unitranche Term Loan	S+	5.50%	9.58%	10/29/2025	10/29/2031	1,870,929	1,837,372	1,842,865
A1 Garage Door	(j)	Unitranche Term Loan	S+	4.50%	8.58%	12/22/2022	12/22/2028	1,658,003	1,636,036	1,658,003
Leaf Home		1st Lien Term Loan	S+	5.25%	9.33%	9/4/2025	9/4/2031	1,366,687	1,348,945	1,342,770
Lindsay Precast		1st Lien Term Loan	S+	4.50%	8.58%	12/15/2025	12/16/2032	900,647	890,996	900,647
Hicks Lightning	(k)	1st Lien Term Loan	S+	5.00%	9.08%	8/12/2026	8/12/2033	648,148	641,111	641,667
Electric Power Engineers		1st Lien Term Loan	S+	4.50%	8.58%	11/27/2024	12/31/2031	614,286	608,983	614,286
Voeller		1st Lien Term Loan	S+	4.75%	8.83%	11/25/2025	11/25/2032	581,395	575,084	571,221
RailPros		Unitranche Term Loan	S+	4.25%	8.33%	4/23/2025	5/24/2032	540,923	534,923	540,923
Dodge Construction Network	(k)	1st Lien Term Loan	S+	4.75%	8.83%	11/14/2024	2/28/2029	598,873	598,873	509,042
Cumming Group		1st Lien Term Loan	S+	4.75%	8.83%	6/16/2026	6/16/2033	497,503	497,503	493,772
DynaGrid		1st Lien Term Loan	S+	4.75%	8.83%	1/7/2025	2/13/2032	493,750	483,750	493,750
Dodge Construction Network	(k)	1st Lien Term Loan	S+	6.25%	10.33%	11/14/2024	1/31/2029	407,766	405,077	411,843
Brown & Root		1st Lien Revolver	S+	5.00%	9.08%	9/29/2025	10/3/2030	70,714	64,604	70,184
Electric Power Engineers		1st Lien Revolver	S+	4.50%	8.58%	11/27/2024	12/31/2031	38,710	37,742	38,710
Voeller		1st Lien Revolver	S+	4.75%	8.83%	11/25/2025	11/25/2032	38,760	36,899	38,081
Leaf Home		1st Lien Revolver	S+	5.25%	9.33%	9/4/2025	9/4/2031	29,250	27,563	28,738
PlayPower		Unitranche Revolver	S+	5.50%	9.58%	10/29/2025	10/29/2030	26,523	24,224	26,125
RailPros		Unitranche Revolver	S+	4.25%	8.33%	4/23/2025	5/24/2032	-	(807)	-
Hicks Lightning	(k)	1st Lien Revolver	S+	5.00%	9.08%	8/12/2026	8/12/2033	-	(2,407)	-
Lindsay Precast		1st Lien Revolver	S+	4.75%	8.83%	12/15/2025	12/16/2032	-	(2,845)	-
A1 Garage Door	(j)	Unitranche Revolver	S+	4.50%	8.58%	12/22/2022	12/22/2028	—	(8,264)	—
									14,264,277	14,255,389
Beverage, Food & Tobacco
Dessert Holdings	(k)	1st Lien Term Loan	S+	4.00%	8.08%	6/7/2021	6/9/2028	2,870,883	2,848,700	2,849,652
Purfoods		1st Lien Term Loan	S+	4.50%	8.58%	6/24/2024	8/10/2029	1,942,857	1,936,989	1,938,000
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.75%	8.83%	4/7/2022	5/18/2029	1,778,214	1,765,858	1,778,214
Monogram Foods		1st Lien Term Loan	S+	3.75%	7.83%	8/13/2021	8/27/2030	955,000	947,116	952,613
Mary Ruth's		1st Lien Term Loan	S+	4.75%	8.83%	9/26/2025	9/30/2031	742,500	736,137	740,644
Hissho Sushi		Unitranche Term Loan	S+	4.75%	8.83%	10/20/2025	5/18/2029	519,881	515,686	519,881
Hissho Sushi	(j)	Unitranche Term Loan	S+	4.75%	8.83%	8/7/2024	5/18/2029	513,333	509,531	513,333
Rise Baking		1st Lien Term Loan	S+	5.00%	9.08%	10/24/2024	11/4/2031	491,250	485,437	487,566
MBC Companies		1st Lien Term Loan	S+	4.75%	8.83%	1/6/2025	7/7/2029	491,250	487,842	486,338
Trilliant 2024		1st Lien Term Loan	S+	6.50%	10.58%	11/20/2024	11/30/2029	478,125	471,262	476,930
Hometown Food		1st Lien Term Loan	S+	4.50%	8.58%	4/22/2025	12/3/2030	468,705	464,558	468,705
MBC Companies		1st Lien Term Loan	S+	4.75%	8.83%	10/8/2025	3/10/2031	465,877	461,763	461,218
Mary Ruth's		1st Lien Term Loan	S+	3.75%	7.83%	9/26/2025	9/30/2030	243,750	242,735	243,141
Western Botanicals		1st Lien Term Loan	S+	4.75%	8.83%	7/31/2026	2/3/2032	195,313	191,162	193,848
MBC Companies		1st Lien Term Loan	S+	4.00%	8.08%	10/8/2025	9/10/2030	28,682	28,555	28,395
Western Botanicals		1st Lien Revolver	S+	4.50%	8.58%	8/13/2026	2/3/2032	10,110	9,720	10,034
Hissho Sushi	(j)	Unitranche Revolver	S+	4.75%	8.83%	4/7/2022	5/18/2029	—	(667)	—
									12,102,384	12,148,512
Transportation: Cargo
Evans Network		1st Lien Term Loan	S+	4.25%	8.33%	8/6/2021	8/19/2028	3,388,767	3,377,061	3,329,464
Kenco		1st Lien Term Loan	S+	4.25%	8.33%	6/5/2024	11/15/2029	2,848,899	2,841,873	2,841,777
Capstone Logistics		1st Lien Term Loan	S+	4.50%	8.58%	11/12/2020	11/13/2029	2,022,310	2,018,269	2,017,254
FLS Transportation		1st Lien Term Loan	S+	5.25%	9.33%	4/14/2022	12/15/2028	1,217,420	1,213,005	1,156,549
Magnate		1st Lien Term Loan	S+	5.50%	9.58%	3/11/2022	12/29/2028	951,342	943,959	925,180

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Kenco		1st Lien Revolver	S+	4.25%	8.33%	6/5/2024	11/15/2029	$131,496	$129,214	$131,168
FLS Transportation		1st Lien Revolver	S+	5.25%	9.33%	4/14/2022	12/15/2028	90,725	89,836	86,188
St. George Logistics		1st Lien Term Loan	S+	6.75%, 5.75% PIK	16.58%	7/8/2026	7/8/2031	13,540	14,362	13,405
									10,627,579	10,500,985
Aerospace & Defense
Electro Methods		1st Lien Term Loan	S+	4.50%	8.58%	2/6/2025	2/23/2032	2,962,500	2,926,139	2,940,281
HDT Global		1st Lien Term Loan	S+	1.00%, 5.50% PIK	10.58%	6/30/2021	1/7/2028	3,541,325	3,523,725	2,408,101
Whitcraft		1st Lien Term Loan	S+	5.00%	9.08%	3/31/2023	9/30/2031	1,930,000	1,893,718	1,915,525
SMX	(k)	1st Lien Term Loan	S+	4.50%	8.58%	2/6/2025	2/6/2032	985,000	976,950	959,759
Spectrum Control		1st Lien Term Loan	S+	5.50%	9.58%	6/4/2026	6/3/2033	780,644	772,519	778,692
GRVTY		1st Lien Term Loan	S+	4.75%	8.83%	5/18/2026	5/28/2033	724,138	714,310	718,707
Tronair		1st Lien Term Loan	S+	3.75%	7.83%	12/18/2025	12/22/2032	397,000	392,458	395,015
Whitcraft		1st Lien Revolver	S+	5.00%	9.08%	3/31/2023	9/30/2031	144,643	133,929	143,558
Spectrum Control		1st Lien Revolver	S+	5.50%	9.58%	6/4/2026	6/3/2033	-	(1,087)	-
Tronair		1st Lien Revolver	S+	3.75%	7.83%	12/18/2025	12/22/2032	-	(1,250)	-
GRVTY		1st Lien Revolver	S+	4.75%	8.83%	5/18/2026	5/28/2033	—	(2,586)	—
Electro Methods		1st Lien Revolver	S+	4.50%	8.58%	2/6/2025	2/23/2032	—	(12,191)	—
									11,316,634	10,259,638
Automotive
Engine & Transmission Exchange	(j)	1st Lien Term Loan	S+	5.00%	9.08%	5/26/2023	5/29/2029	4,136,695	4,073,551	4,136,695
BBB Industries	(k)	1st Lien Term Loan	S+	5.25%	9.33%	6/30/2022	7/25/2029	2,041,627	1,948,099	1,848,091
Bearing Distributors		1st Lien Term Loan	S+	5.25%	9.33%	7/30/2026	7/31/2032	784,483	771,746	778,599
Truck Hero	(k)	1st Lien Term Loan	S+	4.75%	8.83%	1/20/2021	1/31/2031	1,425,000	1,425,000	675,685
Engine & Transmission Exchange	(j)	1st Lien Term Loan	S+	5.00%	9.08%	3/21/2025	5/29/2029	336,922	332,884	336,922
Truck Hero	(k)	1st Lien Term Loan	S+	5.75%	9.83%	4/27/2026	1/31/2031	197,251	197,251	201,977
Engine & Transmission Exchange	(j)	1st Lien Revolver	S+	5.00%	9.08%	5/26/2023	5/29/2029	171,026	155,634	171,026
Bearing Distributors		1st Lien Revolver	S+	5.25%	9.33%	7/30/2026	7/31/2032	16,544	15,676	16,420
Bearing Distributors		1st Lien Revolver	S+	5.25%	9.33%	7/30/2026	7/31/2032	—	(425)	—
									8,919,416	8,165,415
Chemicals, Plastics & Rubber
Vertellus		1st Lien Term Loan	S+	5.75%	9.83%	12/18/2020	1/2/2029	2,884,761	2,868,232	2,740,523
Shrieve		Unitranche Term Loan	S+	6.00%	10.08%	9/23/2024	10/30/2030	2,456,250	2,416,945	2,437,828
Chase		1st Lien Term Loan	S+	4.00%	8.08%	4/2/2025	4/9/2032	495,000	490,829	493,763
Americhem		1st Lien Term Loan	S+	4.25%	8.33%	2/5/2025	3/1/2032	493,750	489,192	493,750
Ascensus Specialties		1st Lien Term Loan	S+	3.10%, 1.75% PIK	8.93%	12/3/2021	7/1/2030	480,201	477,613	456,191
Vertellus		1st Lien Revolver	S+	5.75%	9.83%	12/18/2020	1/2/2029	260,614	250,484	247,583
Mold-Rite		1st Lien Term Loan	S+	5.25%	9.33%	6/11/2024	10/4/2028	136,841	132,553	136,841
Shrieve		Unitranche Revolver	S+	6.00%	10.08%	9/23/2024	10/30/2030	71,654	71,654	71,116
Americhem		1st Lien Revolver	S+	4.50%	8.58%	2/5/2025	3/1/2032	—	(909)	—
									7,196,593	7,077,595
Environmental Industries
Miller Environmental		1st Lien Term Loan	S+	4.75%	8.83%	9/4/2024	9/10/2031	1,860,570	1,834,866	1,841,965
Denali		1st Lien Term Loan	S+	4.75%	8.83%	11/13/2025	11/19/2032	1,692,308	1,677,000	1,688,077
Alliance Environmental Group	(j) (o)	1st Lien Term Loan	S+	7.00% PIK	11.08%	12/30/2021	12/30/2028	4,547,351	4,510,656	616,799
O6 Environmental	(j)	1st Lien Term Loan	S+	4.50%	8.58%	8/4/2025	8/5/2032	607,432	601,327	607,432
Keter Environmental Services		Unitranche Term Loan	S+	5.25%	9.33%	11/5/2021	10/29/2027	476,250	475,183	460,772
Alliance Environmental Group	(j)	1st Lien Revolver	S+	7.00% PIK	11.08%	6/23/2025	12/30/2028	132,965	132,965	132,965
Denali		1st Lien Revolver	S+	4.75%	8.83%	11/13/2025	11/19/2032	76,923	73,846	76,731
Alliance Environmental Group	(j) (o)	1st Lien Revolver	S+	7.00% PIK	11.08%	12/30/2021	12/30/2028	331,126	324,503	44,914
Keter Environmental Services		Unitranche Revolver	S+	5.25%	9.33%	11/5/2021	10/29/2027	35,530	34,755	34,375
Miller Environmental		1st Lien Revolver	S+	4.75%	8.83%	9/4/2024	9/10/2031	27,262	21,249	26,990
O6 Environmental	(j)	1st Lien Revolver	S+	4.50%	8.58%	8/4/2025	8/5/2032	—	(1,623)	—
									9,684,727	5,531,020

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
BANK LOANS: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (i) (Continued):
Media: Advertising, Printing & Publishing
MediaRadar	(j)	Unitranche Term Loan	S+	4.50%	8.58%	5/23/2022	9/17/2029	$1,763,556	$1,747,579	$1,763,556
Integral Ad Science		1st Lien Term Loan	S+	5.00%	9.08%	12/22/2025	12/23/2031	981,250	950,351	976,344
MediaRadar	(j)	Unitranche Term Loan	S+	4.50%	8.58%	10/31/2023	9/17/2029	930,828	917,236	930,828
Klick Health	(k) (q)	Unitranche Term Loan	S+	4.75%	8.83%	6/17/2026	11/5/2032	520,000	516,307	516,100
MediaRadar	(j)	Unitranche Revolver	S+	4.75%	8.83%	9/16/2022	9/17/2029	—	(10,168)	—
									4,121,305	4,186,828
Utilities: Oil & Gas
EspriGas	(k)	1st Lien Term Loan	S+	4.50%	8.58%	9/30/2026	10/13/2033	2,375,000	2,351,250	2,351,250
									2,351,250	2,351,250
Telecommunications
CallTower 2026	(k)	1st Lien Term Loan	S+	5.00%	9.08%	9/24/2026	4/1/2033	1,591,837	1,575,918	1,575,918
Eastern Communications	(k)	1st Lien Term Loan	S+	5.25%	9.33%	9/29/2025	12/30/2030	485,596	481,271	480,740
									2,057,189	2,056,658
Wholesale
Carlisle Foodservice		1st Lien Term Loan	S+	5.25%	9.33%	9/29/2023	10/2/2030	1,072,508	1,050,992	1,064,464
RelaDyne	(k)	1st Lien Term Loan	S+	3.50%	7.58%	6/30/2025	12/23/2030	492,509	491,529	490,244
Carlisle Foodservice		1st Lien Revolver	S+	5.00%	9.08%	9/29/2023	10/2/2029	85,948	82,725	85,303
									1,625,246	1,640,011
Hotels, Gaming & Leisure
Auto Europe		1st Lien Term Loan	S+	5.00%	9.08%	1/20/2026	1/20/2030	698,764	698,764	695,270
Encore		1st Lien Term Loan	S+	5.00%	9.08%	11/18/2024	12/5/2031	492,500	484,723	491,269
Auto Europe		1st Lien Term Loan	S+	5.00%	9.08%	1/20/2026	1/20/2030	402,723	402,723	401,716
Encore		1st Lien Revolver	S+	5.00%	9.08%	11/18/2024	12/5/2029	21,665	20,570	21,610
									1,606,780	1,609,865
Metals & Mining
Dynatect (A&A)		1st Lien Term Loan	S+	4.50%	8.58%	8/16/2019	9/29/2028	1,552,104	1,552,104	1,548,223
									1,552,104	1,548,223
Utilities: Water
USG Water	(k)	1st Lien Term Loan	S+	4.75%	8.83%	5/29/2026	5/29/2031	689,655	681,897	686,207
Scruggs Companies	(k)	1st Lien Term Loan	S+	5.00%	9.08%	4/23/2026	4/23/2032	302,612	299,016	300,529
Vessco		Unitranche Term Loan	S+	4.25%	8.33%	10/30/2025	7/24/2031	270,103	268,492	269,428
Vessco		Unitranche Revolver	S+	4.25%	8.33%	10/30/2025	7/24/2031	-	(212)	-
Scruggs Companies		1st Lien Revolver	S+	5.00%	9.08%	4/23/2026	4/23/2032	—	(562)	—
USG Water	(k)	1st Lien Revolver	S+	4.75%	8.83%	5/29/2026	5/29/2031	—	(1,379)	—
									1,247,252	1,256,164
Media: Diversified & Production
Cast & Crew		1st Lien Term Loan	S+	3.75%	7.83%	4/30/2024	12/29/2028	976,977	971,977	623,800
Spectrum Science		1st Lien Term Loan	S+	7.00%	11.08%	1/17/2024	2/1/2029	503,854	490,045	489,998
Cast & Crew		1st Lien Term Loan	S+	2.00%, 5.00% PIK	11.08%	9/8/2026	9/30/2027	31,302	30,391	30,285
									1,492,413	1,144,083
Energy: Oil & Gas
Allied Power Group		Unitranche Term Loan	S+	5.00%	9.08%	8/14/2026	5/16/2030	689,441	680,994	689,441
									680,994	689,441
Consumer Goods: Non-Durable
Momentec	(k)	1st Lien Term Loan	S+	7.00%	11.08%	9/16/2026	9/15/2031	331,327	331,327	331,327
									331,327	331,327
Energy: Electricity
Vector Power	(k)	1st Lien Term Loan	S+	4.75%	8.83%	8/20/2026	8/21/2032	333,333	329,479	330,000
Vector Power	(k)	1st Lien Revolver	S+	4.75%	8.83%	8/20/2026	8/21/2032	—	(625)	—
									328,854	330,000
Utilities: Electric
EIS		1st Lien Term Loan	S+	4.50%	8.58%	5/18/2026	11/5/2031	—	(2,500)	—
									(2,500)	—
	Total Bank Loans								$397,123,473	$377,405,768

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Services: Business
Vortex Companies	(j) (o) (s)	LP Common Units				9/1/2023		190	$189,759	$653,415
Amplix	(j) (o) (t)	Class A-2 Units				10/19/2023		23,810	238,095	424,860
Industrial Services Group	(j) (o) (u)	Class A Units				12/7/2022		238	238,095	416,734
InnovateMR	(j) (o) (v)	Class A Units				12/16/2021		387	387,311	406,180
Golden Source	(j) (o) (w)	Class A Units				3/25/2022		117,371	117,371	337,669
AI Fire & Safety	(o) (x)	Class A Units				12/20/2024		233,607	233,607	186,719
CCG	(j) (o) (y)	Class A Units				12/30/2025		154,806	154,806	183,613
Gallo Mechanical	(o) (z)	LP Interest				6/19/2025		140,000	128,107	166,923
Eagle Fire	(o) (aa)	Class A Units				6/4/2025		119,048	119,048	102,753
VC3	(j) (o) (ab)	Class A Units				9/16/2022		16,958	70,778	102,481
Industrial Services Group	(j) (o) (u)	Class A-1 Units				3/10/2025		59	89,483	78,565
Heartland	(o) (ac)	Co-Invest Units				12/12/2023		889	88,889	70,802
Liberty Group	(j) (o) (ad)	Series A-Preferred Units				6/6/2022		116,498	115,067	29,709
Embark	(j) (o) (ae)	Class A Units				9/2/2025		22,429	22,429	25,309
Corestream	(o) (af)	LP Interest				8/5/2026		2,405	24,048	24,048
Centroid	(o) (ag)	Class A Units				7/10/2026		10,000	10,000	10,000
Eide Bailly	(o) (ah)	LP Interest				7/31/2026		9,000	9,000	8,998
OptionMetrics	(o) (ai)	Class A Units				8/4/2026		5,000	5,000	5,000
Engage fi	(o) (aj)	Class A Units				8/17/2026		50	5,000	5,000
OSG Billing Services	(o) (ak)	Class A Units				11/30/2023		27,208	—	—
									2,245,893	3,238,778
Consumer Goods: Non-Durable
Momentec	(o) (al)	Membership Interest				9/14/2026		76,691	3,034,593	2,950,545
									3,034,593	2,950,545
Healthcare & Pharmaceuticals
Minds + Assembly	(j) (o) (am)	Class A Units				5/3/2023		217	217,391	446,544
Visor Buyer, Inc.	(j) (o) (an)	Class A Units				12/15/2025		2,206,263	2,206,263	372,140
Sequel Ortho (fka OrthoNebraska)	(j) (o) (ao)	Class A Units				7/31/2023		24,245	166,992	353,264
Summit Spine 2025	(j) (o) (ap)	Class A Units				3/21/2025		2,388	238,847	337,199
Ivy Rehab	(o) (aq)	Class A Units				3/11/2022		100	100,000	158,837
APT Healthcare	(o) (ar)	Class A-5 Common Units				9/15/2025		7,421	10,000	20,773
Relevate Health	(o) (as)	Class B Common Units				8/5/2026		18,229	18,229	18,229
Quantive Intelligence	(j) (o) (at)	Common Units				6/22/2026		10,000	10,000	10,000
RevHealth	(j) (o) (au)	Class A-1 Units				7/22/2022		20,548	205,479	—
Western Dental	(j) (o) (av)	Common Units				4/28/2026		595	—	—
									3,173,201	1,716,986
Construction & Building
A1 Garage Door	(j) (o) (aw)	Class A Common Units				12/22/2022		273	272,727	1,287,879
DynaGrid	(o) (ax)	Class A-2 Units				1/7/2025		59,524	59,524	109,453
Hicks Lightning	(j) (o) (ay)	Class A Units				8/12/2026		100	10,000	10,000
									342,251	1,407,332
Banking, Finance, Insurance & Real Estate
Cherry Bekaert	(j) (o) (az)	Class A Units				6/30/2022		129,870	61,388	383,284
American Beacon Advisors	(o) (ba)	Common Units				12/29/2023		16,071	—	273,207
Prime Pensions	(j) (o) (bb)	LP Interest				2/20/2024		238,095	214,404	216,931
Beta+	(o) (bc)	Class A-2 Common Stock				9/15/2023		2,470	24,700	37,713
									300,492	911,135
High Tech Industries
PracticeTek	(j) (o) (bd)	Class A Units				11/22/2021		616,814	649,236	652,532
PayByPhone	(j) (o) (be)	LP Interest				3/31/2026		10,000	10,000	16,461
									659,236	668,993
Beverage, Food & Tobacco
Hissho Sushi	(j) (o) (bf)	Class A Units				4/7/2022		25,000	157,353	604,745
Western Botanicals	(j) (o) (bg)	LP Interest				7/31/2026		51,724	51,724	53,770
									209,077	658,515
Services: Consumer
Ned Stevens 2022-2	(j) (o) (bh)	Class B Common Units				11/1/2022		279	278,990	403,836
Super-Sod	(j) (o) (bi)	Class A Units				2/27/2026		20,000	20,000	20,000
United Comfort Group (fka United Air Temp)	(j) (o) (bj)	Class A Units				2/14/2024		110,947	110,947	—
									409,937	423,836
Hotels, Gaming & Leisure
Auto Europe	(o) (bk)	Class A Units				1/20/2026		169,949	211,990	247,999
Auto Europe	(o) (bk)	Class A-1 Units				1/20/2026		100,799	100,799	100,799
									312,789	348,798
Wholesale
GME Supply	(j) (o) (bl)	Class A Units				6/30/2023		281	280,718	313,341
									280,718	313,341

The accompanying notes are an integral part of these consolidated financial statements.

Audax Credit BDC Inc.

Consolidated Schedules of Investments (continued)

As of September 30, 2026

(Expressed in U.S. Dollars)

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC, Inc. (Continued)
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h) (Continued):
Automotive
Engine & Transmission Exchange	(j) (o) (bm)	Class A-1 Units				5/26/2023		211	$211,268	$217,811
Bearing Distributors	(j) (o) (bn)	LP Interest				7/27/2026		47,059	47,059	47,059
									258,327	264,870
Media: Advertising, Printing & Publishing
MediaRadar	(j) (o) (bo)	Class A-1 Units				9/16/2022		147,000	147,000	229,620
									147,000	229,620
Consumer Goods: Durable
Careismatic	(o) (bp)	Class A Units				6/13/2024		3,522	209,625	121,610
									209,625	121,610
Environmental Industries
O6 Environmental	(j) (o) (bq)	Common Units				8/4/2025		45	44,801	49,685
Alliance Environmental Group	(j) (o) (br)	A-1 Preferred Units				9/30/2019		331	331,126	-
									375,927	49,685
Capital Equipment
TRG	(j) (o) (bs)	Class A Membership Interests				1/5/2026		10,000	10,000	11,748
80/20	(j) (o) (bt)	LP Interest				12/11/2025		10,000	10,000	11,051
									20,000	22,799
Chemicals, Plastics & Rubber
Vertellus	(o) (bu)	Series A Units				12/22/2020		1,651	165,138	16,718
									165,138	16,718
Transportation: Cargo
St. George Logistics	(j) (o) (bv)	Class A Units				7/8/2026		3,083	-	16,057
									-	16,057
Energy: Electricity
Vector Power	(j) (o) (bw)	Class A Units				8/21/2026		5,000	5,000	5,000
									5,000	5,000
	Total Equity and Preferred Shares								$12,149,204	$13,364,618
Total Investments - Audax Credit BDC, Inc.									$409,272,677	$390,770,386

Portfolio Investments (a) (b) (c) (d) (e) (f)	Footnote Reference	Investment Type	Index (^)	Spread	Interest Rate	Acquisition Date	Maturity Date	Par/ Shares	Amortized Cost	Market Value
Audax Credit BDC Equity, LLC
EQUITY AND PREFERRED SHARES: NON-CONTROL/NON-AFFILIATE INVESTMENTS (h):
Healthcare & Pharmaceuticals
Dane Street	(o) (bx)	Class A Units				3/25/2026		10	$10,000	$10,628
Avalon	(o) (by)	Class A-1 Units				12/30/2025		4,873	4,803	4,681
									14,803	15,309
Banking, Finance, Insurance & Real Estate
Modern Wealth	(o) (bz)	Common Units				8/20/2026		238	5,000	5,000
									5,000	5,000
Services: Business
Beacon Communications	(o) (ca)	Common Units				4/2/2026		5,000	5,000	5,000
									5,000	5,000
Utilities: Water
Scruggs Companies	(o) (cb)	Class A-1 Units				4/23/2026		50	5,000	5,000
									5,000	5,000
	Total Equity and Preferred Shares								$29,803	$30,309
Total Investments - Audax Credit BDC Equity, LLC									$29,803	$30,309
Total Bank Loans - (92.3%)	(g)								$397,123,473	$377,405,768
Total Equity and Preferred Shares - (3.3%)	(g)								$12,179,007	$13,394,927
Total Portfolio Investments	(cc)								$409,302,480	$390,800,695

(^) The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”).

(a) All companies are located in the United States of America, unless otherwise noted.

(b) Interest rate percentages represent actual interest rates as of September 30, 2026, which are indexed to the noted reference rate. The referenced rates are subject to interest floors which can vary based on contractual agreements with the borrower.

(c) All loans are income-producing, unless otherwise noted.

(d) All investments are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act") unless otherwise noted.

The accompanying notes are an integral part of these consolidated financial statements.

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

(q) The Company headquarters for Klick Health is located in Canada.

(r) The Company headquarters for Weed Man Lawn Care is located in Canada.

(s) Represents an investment in APD VTX Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

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

(y) Represents an investment in CCG Group Holding Company, LLC, a holding company for the investment in Certified Collisions Group.

(z) Represents an investment in Citation Glow Co-Invest LP, a holding company for the investment in Gallo Mechanical.

(aa) Represents an investment in Talon Holdings SCSP, A Luxembourg Special Limited Partnership, a holding company for the investment in Eagle Fire.

(ab) Represents an investment in APD VC3 Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ac) Represents an investment in Heartland PPC Investor LLC, a holding company for the investment in Heartland.

(ad) Represents an investment in APD TLG Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ae) Represents an investment in Embark HoldCo, LP, a holding company for the investment in Embark.

(af) Represents an investment in CS Co-Invest, L.P., a holding company for the investment in Corestream.

(ag) Represents an investment in Cloud Buyer, LLC, a holding company for the investment in Centroid.

(ah) Represents an investment in RCP Yukon Co-Invest A LP, a holding company for the investment in Eide Bailly.

(ai) Represents an investment in OptionMetrics Topco, LLC, a holding company for the investment in OptionMetrics.

(aj) Represents an investment in Engage Ultimate Holdings, LP, a holding company for the investment in Engage fi.

(ak) Represents an investment in OSG Topco Holdings LLC, a holding company for the investment in OSG Billing Services.

(al) Represents an investment in Team Holding, LLC, a holding company for the investment in Momentec.

(am) Represents an investment in APD MA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(an) Represents an investment in APD IMD Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ao) Represents an investment in APD OrthoNebraska Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ap) Represents an investment in Summit Parent Holdings, LLC, a holding company for the investment in Summit Spine.

(aq) Represents an investment in APD IVY Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ar) Represents an investment in APT Holdings, LLC, a holding company for the investment in APT Healthcare.

(as) Represents an investment in Relevate Parent Holdings, LP, a holding company for the investment in Relevate Health.

(at) Represents an investment in APD TDATA Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(au) Represents an investment in APD RH Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(av) Represents an investment in Western Dental Holdings, LLC, a holding company for the investment in Western Dental.

(aw) Represents an investment in APD GAR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ax) Represents an investment in DynaGrid Holdings LLC, a holding company for the investment in DynaGrid.

(ay) Represents an investment in Lightning Protection Parent, LP, a holding company for the investment in Hicks Lightning.

(az) Represents an investment in APD CBA Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(ba) Represents an investment in Resolute Topco, Inc., a holding company for the investment in American Beacon Advisors.

(bb) Represents an investment in Prime Co-Invest, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bc) Represents an investment in Buckhorn Parent, Inc., a holding company for the investment in Beta+.

(bd) Represents an investment in APD Ptek Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(be) Represents an investment in PBP Co-Invest, L.P., a holding company for the investment in PayByPhone.

The accompanying notes are an integral part of these consolidated financial statements.

(bf) Represents an investment in APD Sush Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bg) Represents an investment in RCAF WB, L.P., a holding company for the investment in Western Botanicals.

(bh) Represents an investment in APD NS Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bi) Represents an investment in KCP Sod Holdings LP, a holding company for the investment in Super-Sod.

(bj) Represents an investment in LJ Flex, LP, a holding company, made through an affiliated equity aggregator vehicle.

(bk) Represents an investment in AEG TopCo LLC, a holding company for the investment in Auto Europe.

(bl) Represents an investment in ADP GMES Parent Holding Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bm) Represents an investment in APD ETE Equity Aggregator, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bn) Represents an investment in Kelso XI Bison-DBI Co-Investment, L.P., a holding company for the investment in Bearing Distributors.

(bo) Represents an investment in APD MDR Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bp) Represents an investment in Reorganized Careismatic Brands Parent, LLC., a holding company for the investment in Reorganized Careismatic Brands.

(bq) Represents an investment in O6 Environmental Holdings, LLC, a holding company for the investment in O6 Environmental.

(br) Represents an investment in APD AEG Equity Blocker, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bs) Represents an investment in G-3 Mobility Parent LLC, a holding company for the investment in TRG.

(bt) Represents an investment in APD 80/20 Equity, L.P., a holding company for the investment in 80/20.

(bu) Represents an investment in ADP VERT Equity, L.P., a holding company, made through an affiliated equity aggregator vehicle.

(bv) Represents an investment in STG Parent Topco, LLC, a holding company for the investment in St. George Logistics.

(bw) Represents an investment in Power Services Parent, LP, a holding company for the investment in Vector Power.

(bx) Represents an investment in Dane Street Co-Investor Aggregator, LLC, a holding company for the investment in Dane Street.

(by) Represents an investment in Excalibur Topco Holdings, L.P., a holding company for the investment in Avalon.

(bz) Represents an investment in Modern Wealth Holdings, LLC, a holding company for the investment in Modern Wealth.

(ca) Represents an investment in Beam Topco, L.P., a holding company for the investment in Beacon Communications.

(cb) Represents an investment in Hydrexon Investments, LLC, a holding company for the investment in Scruggs Companies.

(cc) At September 30, 2026, the cost of investments for income tax purposes was $408,641,332, the gross unrealized depreciation for federal tax purposes was $24,795,628, the gross unrealized appreciation for federal income tax purposes was $6,954,991, and the net unrealized depreciation was $17,840,637.

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

September 30, 2026

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

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. The Company considers all highly liquid investments purchased with maturities of three months or less and money market mutual funds to be cash equivalents. No cash equivalent balances were held as of September 30, 2026 or December 31, 2025. At such dates, cash was not subject to any restrictions on withdrawal.

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

Interest Income Recognition

Interest income, adjusted for amortization of premium, acquisition costs, and amendment fees and the accretion of original issue discount (“OID”), are recorded on an accrual basis to the extent that such amounts are expected to be collected. Generally, a loan is placed on non-accrual status when management has reasonable doubt that the borrower will pay principal or interest in full. Generally, non-accrual loans are returned to accrual status when all past-due principal and interest have been paid in cash and, in management’s judgment, the borrower is likely to make principal and interest payments in the future. As of September 30, 2026, the Company had 2 investments across 1 issuer on non-accrual, which represented 1.19% and 0.17% of its total portfolio at cost and fair market value, respectively. As of December 31, 2025, the Company had 7 investments across 4 issuers on non-accrual, which represented 1.70% and 0.69% of its total portfolio at cost and fair market value, respectively.

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

As of September 30, 2026 and December 31, 2025, the Company held 403 and 367 investments in loans with OID, respectively. The unamortized balance of OID investments as of September 30, 2026 and December 31, 2025 totaled $4,040,749 and $4,767,559, respectively. For the three and nine months ended September 30, 2026, the Company accrued OID income in the amount of $247,419 and $770,209, respectively. For the three and nine months ended September 30, 2025, the Company accrued OID income in the amount of $256,484 and $713,020, respectively.

As of September 30, 2026, the Company held 22 investments that had a PIK interest component. As of December 31, 2025, the Company held 16 investments that had a PIK interest component. During the three and nine months ended September 30, 2026, the Company accrued PIK income in the amount of $281,021 and $892,490, respectively. During the three and nine months ended September 30, 2025, the Company accrued PIK income in the amount of $382,122 and $893,362, respectively.

As of September 30, 2026 and December 31, 2025, the Company held $22,279,032 and $12,817,052 Cash and Cash Equivalents, respectively. For the three and nine months ended September 30, 2026, the Company earned $15,791 and $34,225, respectively, of interest income related to cash, which is included in interest on cash within the accompanying consolidated statement of operations. For the three and nine months ended September 30, 2025, the Company earned $46,897 and $153,991, respectively, of interest income related to cash, which is included in interest on cash within the accompanying consolidated statement of operations.

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

For the three and nine months ended September 30, 2026, the Company accrued $54,342 and $108,840, respectively, of other income, related to amendment fees. For the three and nine months ended September 30, 2025, the Company accrued $29,426 and $68,544, respectively, of other income, related to amendment fees.

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

As of September 30, 2026, $328,093,149 of the Company’s investments were valued using unobservable inputs, and $62,707,546 were valued using observable inputs. During the nine months ended September 30, 2026, $15,271,322 transferred into Level 3 due to a decrease in observable price inputs in the market for these securities and a corresponding need to utilize unobservable inputs, and $20,909,946 transferred out of Level 3 due to additional liquidity in the market for these securities, which provided more observable inputs.

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

The following table presents the Company’s investments carried at fair value as of September 30, 2026 and December 31, 2025, by caption on the Company’s accompanying consolidated statements of assets and liabilities and by security type.

	Assets at Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$61,053,449	$183,629,929	$244,683,378
Unitranche Debt	—	449,556	129,002,757	129,452,313
Second Lien Debt	—	1,204,541	2,065,536	3,270,077
Equity and Preferred Shares	—	—	13,394,927	13,394,927
Total	$—	$62,707,546	$328,093,149	$390,800,695

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$73,090,096	$188,700,935	$261,791,031
Unitranche Debt	—	3,298,163	127,108,392	130,406,555
Second Lien Debt	—	1,453,533	3,916,340	5,369,873
Equity and Preferred Shares	—	—	9,941,942	9,941,942
Total	$—	$77,841,792	$329,667,609	$407,509,401

In accordance with ASC 820, the following table provides quantitative information about the Level 3 fair value measurements of the Company’s investments as of September 30, 2026. The weighted average calculations in the table below are based on the fair value balances for all debt related calculations for the particular input.

				As of September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range (2)	Weighted Average (3)
First Lien Debt	$154,676,697	Matrix Pricing	Senior Leverage	0.00x - 15.17x	4.95x
			Total Leverage	0.00x - 15.17x	5.48x
			Interest Coverage	0.00x - 8.01x	2.04x
			Debt Service Coverage	0.00x - 5.13x	1.64x
			TEV Coverage	0.00x - 13.35x	2.57x
			Liquidity	0.00% - 567.87%	134.92%
			Spread Comparison	200bps - 800bps	484bps
First Lien Debt	5,252,075	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	6.76% - 7.42%	7.34%
First Lien Debt	13,244,078	Matrix Pricing/Market Analysis (5)	Senior Leverage	5.72x - 8.99x	7.11x
			Total Leverage	7.23x - 11.75x	9.02x
			Interest Coverage	0.92x - 1.63x	1.29x
			Debt Service Coverage	0.86x - 1.33x	1.14x
			TEV Coverage	1.07x - 2.13x	1.64x
			Liquidity	38.62% - 229.58%	127.38%
			Spread Comparison	350bps - 725bps	445bps
First Lien Debt	10,457,079	Enterprise Value	EV/EBITDA Multiple	7.00x - 10.80x	8.87x
Unitranche Debt	73,120,062	Analysis of Trend in Leverage	Maturity Modified Market Yield (4)	4.82% - 10.10%	7.19%
Unitranche Debt	46,295,768	Matrix Pricing	Senior Leverage	3.88x - 9.23x	6.28x
			Total Leverage	3.88x - 9.23x	6.43x
			Interest Coverage	1.06x - 3.01x	1.66x
			Debt Service Coverage	0.75x - 2.70x	1.40x
			TEV Coverage	1.26x - 5.53x	2.03x
			Liquidity	23.52% - 247.05%	117.65%
			Spread Comparison	425bps - 800bps	548bps
Unitranche Debt	9,586,927	Enterprise Value	EV/EBITDA Multiple	3.90x - 12.47x	10.63x
Second Lien Debt	1,985,000	Matrix Pricing	Senior Leverage	5.59x	5.59x
			Total Leverage	5.63x	5.63x
			Interest Coverage	1.68x	1.68x
			Debt Service Coverage	1.50x	1.50x
			TEV Coverage	1.59x	1.59x
			Liquidity	110.03%	110.03%
			Spread Comparison	775bps	775bps
Second Lien Debt	80,536	Enterprise Value	EV/EBITDA Multiple	8.00x	8.00x
Equity and Preferred	13,171,821	Enterprise Value	EV/EBITDA Multiple	3.90x - 24.00x	13.49x
Total	$327,870,043

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

The table does not include $223,106 of other investments, which the Company valued at the purchase price.

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

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended September 30, 2026 and 2025 for all investments for which the Company determines fair value using unobservable (Level 3) factors.

Three Months Ended September 30, 2026	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of June 30, 2026	$179,224,363	$124,452,854	$2,062,500	$9,669,592	$315,409,309
Transfers into Level 3	15,645,662	3,588,800	—	—	19,234,462
Transfers out of Level 3	(7,195,710)	—	—	—	(7,195,710)
Total gains:
Net realized loss (a)	(3,241,059)	—	—	—	(3,241,059)
Net unrealized appreciation (depreciation) (b)	2,150,316	(874,253)	(2,136)	463,823	1,737,750
New investments, repayments and settlements:(c)
Purchases	14,375,560	3,251,021	—	3,270,859	20,897,440
Settlements/repayments	(15,586,581)	(1,653,479)	—	(9,347)	(17,249,407)
Net amortization of premiums, PIK, discounts and fees	234,766	237,814	5,172	—	477,752
Sales	(1,977,388)	—	—	—	(1,977,388)
Fair Value as of September 30, 2026	$183,629,929	$129,002,757	$2,065,536	$13,394,927	$328,093,149

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the three months ended September 30, 2026.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the three months ended September 30, 2026.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Nine Months Ended September 30, 2026	First Lien Debt	Unitranche Debt	Second Lien Debt	Equity and Preferred Shares	Total
Fair Value as of December 31, 2025	$188,700,935	$127,108,392	$3,916,340	$9,941,942	$329,667,609
Transfers into Level 3	12,427,236	2,844,086	—	—	15,271,322
Transfers out of Level 3	(19,393,606)	—	(1,516,340)	—	(20,909,946)
Total gains:
Net realized gain (loss) (a)	(4,169,229)	17,267	2,050	—	(4,149,912)
Net unrealized appreciation (depreciation) (b)	437,339	(2,163,048)	(37,215)	(206,303)	(1,969,227)
New investments, repayments and settlements:(c)
Purchases	35,544,167	8,426,221	103,334	3,668,762	47,742,484
Settlements/repayments	(27,191,488)	(7,950,325)	(410,000)	(9,474)	(35,561,287)
Net amortization of premiums, PIK, discounts and fees	740,270	720,164	7,367	—	1,467,801
Sales	(3,465,695)	—	—	—	(3,465,695)
Fair Value as of September 30, 2026	$183,629,929	$129,002,757	$2,065,536	$13,394,927	$328,093,149

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2026.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2026.
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

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the three months ended September 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the three months ended September 30, 2025.
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

(a)
Included in net realized gain (loss) on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2025.
(b)
Included in net change in unrealized depreciation on the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2025.
(c)
Includes increases in the cost basis of investments resulting from portfolio investments, the amortization of discounts, and PIK, as well as decreases in the costs basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

The change in unrealized value attributable to investments held at September 30, 2026 and 2025 was ($4,962,990) and ($2,917,680), respectively.

Investment Activities

The Company held a total of 354 portfolio investments with an aggregate fair value of $390,800,695 as of September 30, 2026. During the nine months ended September 30, 2026, the Company invested in 126 new syndicated investments for a combined cost of $49,613,555 and in existing investments for a combined cost of $14,670,793. The Company also received $45,178,010 in repayments from investments and $27,811,671 from investments sold during the nine months ended September 30, 2026.

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

Investment Concentrations

As of September 30, 2026, the Company’s investment portfolio consisted of investments in 268 companies located in 42 states across 26 different industries, with an aggregate fair value of $390,800,695. The five largest investments at fair value as of September 30, 2026 totaled $24,993,366, or 6.40% of the Company’s total investment portfolio as of such date. As of September 30, 2026, the Company’s average investment was $1,156,138 at cost.

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

The following table outlines the Company’s investments by security type as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$255,273,067	62.37%	$244,683,378	62.61%
Unitranche Debt	135,692,044	33.15%	129,452,313	33.12%
Second Lien Debt	6,158,362	1.50%	3,270,077	0.84%
Total Debt Investments	397,123,473	97.02%	377,405,768	96.57%
Equity and Preferred Shares	12,179,007	2.98%	13,394,927	3.43%
Total Equity Investments	12,179,007	2.98%	13,394,927	3.43%
Total Investment	$409,302,480	100.00%	$390,800,695	100.00%

	December 31, 2025
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
First Lien Debt	$270,943,037	64.45%	$261,791,031	64.24%
Unitranche Debt	134,480,537	31.99%	130,406,555	32.00%
Second Lien Debt	6,449,613	1.53%	5,369,873	1.32%
Total Debt Investments	411,873,187	97.97%	397,567,459	97.56%
Equity and Preferred Shares	8,519,718	2.03%	9,941,942	2.44%
Total Equity Investments	8,519,718	2.03%	9,941,942	2.44%
Total Investments	$420,392,905	100.00%	$407,509,401	100.00%

Investments at fair value consisted of the following industry classifications as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Industry	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Services: Business	$97,729,464	24.99%	$90,201,377	22.14%
Healthcare & Pharmaceuticals	75,772,875	19.39	74,328,379	18.24
Services: Consumer	30,726,087	7.86	29,427,154	7.22
Banking, Finance, Insurance & Real Estate	30,102,429	7.70	33,679,403	8.26
Capital Equipment	28,218,391	7.22	32,324,208	7.93
High Tech Industries	22,074,124	5.65	25,774,978	6.33
Construction & Building	15,662,721	4.01	16,763,460	4.11
Containers, Packaging & Glass	14,707,830	3.76	17,037,166	4.18
Beverage, Food & Tobacco	12,807,027	3.28	16,045,201	3.94
Transportation: Cargo	10,517,042	2.69	14,037,710	3.44
Aerospace & Defense	10,259,638	2.63	10,817,889	2.65
Automotive	8,430,285	2.16	11,443,752	2.81
Chemicals, Plastics & Rubber	7,094,313	1.82	9,232,691	2.27
Environmental Industries	5,580,705	1.43	8,113,079	1.99
Media: Advertising, Printing & Publishing	4,416,448	1.13	3,942,202	0.97
Consumer Goods: Non-Durable	3,281,872	0.84	4,411,807	1.08
Utilities: Oil & Gas	2,351,250	0.60	—	—
Telecommunications	2,056,658	0.53	497,494	0.12
Hotels, Gaming & Leisure	1,958,663	0.50	1,788,581	0.44
Wholesale	1,953,352	0.50	1,925,973	0.47
Metals & Mining	1,548,223	0.40	1,574,836	0.39
Utilities: Water	1,261,164	0.32	230,329	0.06
Media: Diversified & Production	1,144,083	0.29	1,267,668	0.31
Energy: Oil & Gas	689,441	0.18	569,848	0.14
Energy: Electricity	335,000	0.09	—	—
Consumer Goods: Durable	121,610	0.03	137,759	0.03
Retail	—	—	1,244,977	0.31
Utilities: Electric	—	—	691,480	0.17
	$390,800,695	100.00%	$407,509,401	100.00%

Investments at fair value were included in the following geographic regions of the United States as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Northeast	$97,506,425	24.95%	$102,949,533	25.26%
Midwest	82,580,265	21.13	86,202,891	21.15
Southwest	58,580,580	14.99	53,942,491	13.24
Southeast	57,124,739	14.62	59,623,518	14.63
East	37,352,557	9.56	40,283,635	9.89
West	34,922,893	8.94	44,371,505	10.89
South	12,136,975	3.11	11,218,875	2.75
Northwest	7,029,954	1.80	5,953,057	1.46
Other(a)	3,566,307	0.91	2,963,896	0.73
Total Investments	$390,800,695	100.00%	$407,509,401	100.00%

(a)
The company headquarters for UDG is located in Ireland. The company headquarters for Intertape Polymer is located in Canada. The company headquarters for Balcan is located in Canada. The company headquarters for Aurora is located in the United Kingdom. The company headquarters for PayByPhone is located in Canada. The company headquarters for Klick Health is located in Canada. The company headquarters for Weed Man is located in Canada.

The geographic region indicates the location of the headquarters of the Company’s portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of the Company’s investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2026:

For the Fiscal Years Ending December 31:	Amount
2026	$1,002,911
2027	22,067,154
2028	106,864,141
2029	99,404,933
2030	51,703,829
Thereafter	120,121,254
Total contractual repayments	401,164,222
Adjustments to cost basis on debt investments(a)	(4,040,749)
Total Cost Basis of Debt Investments Held at September 30, 2026:	$397,123,473

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

For the three and nine months ended September 30, 2026, the Company recorded base management fees of $1,031,282 and $3,129,952, respectively, and waivers to the base management fees of $360,949 and $1,095,483, respectively, as set forth within the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recorded base management fees of $1,072,534 and $3,222,365, respectively, and waivers to the base management fees of $375,387 and $1,127,828, respectively, as set forth within the accompanying consolidated statements of operations.

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

Pursuant to a First Amendment to the Fee Waiver Agreement between the Company and the Adviser, entered into as of January 1, 2025, the Adviser has agreed to waive the right to Incentive Fees to the extent necessary so as not to receive any Incentive Fee that would result in the payment of expenses by the Company pursuant to the Investment Advisory Agreement exceeding 1.4% per annum of the Company's assets as of the last day of the most recently ended fiscal year (the "Partial Expense Cap"); provided, however, if the Adviser is not entitled to Incentive Fees during such fiscal year or such Incentive Fees are fully waived during such fiscal year, the Company shall remain liable for expenses payable by the Company pursuant to Section 2 of the Investment Advisory

Agreement, notwithstanding the Partial Expense Cap. The following expenses of the Company are not subject to the Partial Expense Cap: (i) litigation costs payable by the Company, including indemnification expenses payable pursuant to Section 8 of the Investment Advisory Agreement; (ii) other extraordinary expenses incurred by the Company; and (iii) costs payable by the Company in connection with its incurrence of leverage.

For the three and nine months ended September 30, 2026, the Company recorded Incentive Fees related to net investment income of $1,169,432 and $3,596,740, respectively. Offsetting the Incentive Fees for the three and nine months ended September 30, 2026, were waivers of the Incentive Fees of $799,326 and $2,446,424, respectively, as set forth within the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recorded Incentive Fees related to net investment income of $1,311,584 and $3,961,738, respectively. Offsetting the Incentive Fees for the three and nine months ended September 30, 2025, were waivers of the Incentive Fees of $985,739 and $2,720,021, respectively, as set forth within the accompanying consolidated statements of operations.

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

The Company accrued administrative fees of $66,250 and $198,750 for the three and nine months ended September 30, 2026 and 2025, respectively, as set forth within the accompanying consolidated statements of operations.

Related Party Fees

Fees due to related parties as of September 30, 2026 and December 31, 2025 on the Company’s accompanying consolidated statements of assets and liabilities were as follows:

	September 30, 2026	December 31, 2025
Net base management fee due to Adviser	$670,333	$690,247
Net incentive fee due to Adviser	370,106	297,350
Total fees due to Adviser, net of waivers	1,040,439	987,597
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,106,689	$1,053,847

Note 5. Net Increase in Net Assets Resulting from Operations Per Share of Common Stock:

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$6,751,448	$5,947,329	$13,159,800	$19,705,772
Denominator for basic and diluted weighted average common shares	47,020,475	47,020,461	47,261,242	47,020,458
Basic and diluted net increase in net assets resulting from operations per common share	$0.14	$0.13	$0.28	$0.42

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

During the nine months ended September 30, 2026, the Company executed a total of $15,000,000 in Tender Offers that resulted in differing GAAP vs. tax treatment of proceeds distributed. For GAAP purposes the transaction is treated as a redemption of shares whereas tax regulations dictate dividend distribution treatment to the extent of the Company's earnings and profits. Given that the Company did not have sufficient earnings and profits to support the distribution, the entire value of the Tender Offer is treated as a return of capital for tax purposes.

During the year ended December 31, 2025, the Company executed no Tender Offers.

During the nine months ended September 30, 2026, the Company declared distributions of $23,040,031, or $0.49 per share. The tax character of the distributions declared and paid represented $22,825,872, or $0.48 per share, from ordinary income and $214,159, or $0.00 per share, from tax return of capital. During the nine months ended September 30, 2025, the Company declared distributions of $25,391,047, or $0.54 per share. The tax character of the distributions declared and paid represented $25,167,748, or $0.54 per share, from ordinary income and $223,299, or $0.00 per share, from tax return of capital.

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

During the year ended December 31, 2025, given that the Company did not have sufficient earnings and profits, $199,928 of the distributions and Tender Offers is treated as a return of capital for tax purposes. This information was reported in a Form 1042-S or Form 1099-DIV. During the year ended December 31, 2024, given that the Company did not have sufficient earnings and profits, $80,888,822 of the distributions and Tender Offers is treated as a return of capital for tax purposes. This information was reported in a Form 1042-S or Form 1099-DIV.

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

As of September 30, 2026, the Company’s consolidated subsidiary, Audax Credit BDC Equity, LLC has a deferred tax liability of $0. As of December 31, 2025, the Company’s consolidated subsidiary, Audax Credit BDC Equity, LLC has a deferred tax liability of $0. The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Fund’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more-likely-than-not be realized.

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

As of September 30, 2026, there were no unfunded capital commitments by the Company’s investors.

The number of shares of Common Stock issued and outstanding as of September 30, 2026 and December 31, 2025, were 47,020,478 and 47,020,468, respectively.

During the nine months ended September 30, 2026, the Fund issued $15,000,000 worth of shares of common stock effective January 2, 2026, and repurchased $15,000,000 worth of shares of common stock via Tender Offer that expired on February 10, 2026. Both of these transactions were non-cash settlements.

The following table details the activity of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2026	$47,020	$441,887,263	$(32,487,276)	$409,447,007
Net investment income	—	—	7,425,423	7,425,423
Net realized loss from investment transactions	—	—	(3,219,146)	(3,219,146)
Net change in unrealized appreciation on investments	—	—	2,545,171	2,545,171
Distributions to Stockholders	—	(97,854)	(7,425,424)	(7,523,278)
Reinvested Dividends	—	30	—	30
Balance as of September 30, 2026	$47,020	$441,789,439	$(33,161,252)	$408,675,207

Nine Months Ended September 30, 2026	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2025	$47,020	$442,003,508	$(23,495,180)	$418,555,348
Net investment income	—	—	22,825,872	22,825,872
Net realized loss from investment transactions	—	—	(4,047,791)	(4,047,791)
Net change in unrealized depreciation on investments	—	—	(5,618,281)	(5,618,281)
Issuance of shares	—	15,000,000	—	15,000,000
Repurchase of shares	—	(15,000,000)	—	(15,000,000)
Distributions to Stockholders	—	(214,159)	(22,825,872)	(23,040,031)
Reinvested Dividends	—	90	—	90
Balance as of September 30, 2026	$47,020	$441,789,439	$(33,161,252)	$408,675,207

Three Months Ended September 30, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of June 30, 2025	$47,020	$442,218,681	$(18,792,157)	$423,473,544
Net investment income	—	—	8,417,340	8,417,340
Net realized loss from investment transactions	—	—	(2,214,146)	(2,214,146)
Net change in unrealized depreciation on investments	—	—	(255,865)	(255,865)
Distributions to Stockholders	—	(46,342)	(8,417,340)	(8,463,682)
Reinvested Dividends	—	31	—	31
Balance as of September 30, 2025	$47,020	$442,172,370	$(21,262,168)	$420,957,222

Nine Months Ended September 30, 2025	Common Stock	Capital in Excess of Par Value	Total Distributable (Loss) Earnings	Total Stockholders' Equity
Balance as of December 31, 2024	$47,020	$442,395,577	$(15,800,192)	$426,642,405
Net investment income	—	—	25,167,748	25,167,748
Net realized loss from investment transactions	—	—	(1,904,291)	(1,904,291)
Net change in unrealized depreciation on investments	—	—	(3,557,685)	(3,557,685)
Distributions to Stockholders	—	(223,299)	(25,167,748)	(25,391,047)
Reinvested Dividends	—	92	—	92
Balance as of September 30, 2025	$47,020	$442,172,370	$(21,262,168)	$420,957,222

Note 8. Borrowings

Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enters into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the Consolidated Statement of Assets and Liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2026 and December 31, 2025, the Company had no short-term borrowings. For the three and nine months ended September 30, 2026 and 2025, the Company recorded no interest expense in connection with short-term borrowings.

Note 9. Commitments and Contingencies

The Company may enter into certain credit agreements that include loan commitments where all or a portion of such commitment may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements are presented on the accompanying consolidated schedule of investments.

The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2026 and December 31, 2025:

							Unfunded Commitment Balances
Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	September 30, 2026	December 31, 2025

Pond	1st Lien DDTL	S+	5.00%	9.08%	12/13/2032	Services: Business	$2,000,000	$—
Prime Pensions	Unitranche DDTL	S+	4.75%	8.83%	2/26/2030	Banking, Finance, Insurance & Real Estate	1,219,810	1,253,333
Frazier & Deeter	1st Lien DDTL	S+	4.75%	8.83%	5/3/2032	Services: Business	940,910	—
Steward Partners	1st Lien DDTL	S+	4.75%	8.83%	8/15/2033	Banking, Finance, Insurance & Real Estate	882,353	—
Electro Methods	1st Lien Revolver	S+	4.50%	8.58%	2/23/2032	Aerospace & Defense	812,714	812,714
Kenco	1st Lien Revolver	S+	4.25%	8.33%	11/15/2029	Transportation: Cargo	781,674	913,170
Minds + Assembly	1st Lien Revolver	S+	5.25%	9.33%	5/3/2029	Healthcare & Pharmaceuticals	683,230	683,230
Summit Spine 2025	Unitranche DDTL	S+	4.75%	8.83%	3/25/2031	Healthcare & Pharmaceuticals	651,401	986,972
Caregiver	1st Lien DDTL	S+	6.25%	10.33%	9/30/2031	Healthcare & Pharmaceuticals	632,911	—
Cherry Bekaert	Unitranche Revolver	S+	4.75%	8.83%	6/28/2030	Banking, Finance, Insurance & Real Estate	616,472	616,472
GRVTY	1st Lien DDTL	S+	4.75%	8.83%	5/28/2033	Aerospace & Defense	517,241	—
Ned Stevens 2022-2	Unitranche Revolver	S+	5.00%	9.08%	11/1/2028	Services: Consumer	507,703	507,703
EIS	1st Lien DDTL	S+	4.50%	8.58%	11/5/2031	Utilities: Electric	500,000	—
EngagePEO	1st Lien DDTL	S+	5.00%	9.08%	8/1/2029	Services: Business	500,000	—
Summit Spine 2025	Unitranche Revolver	S+	4.75%	8.83%	3/25/2031	Healthcare & Pharmaceuticals	493,486	463,877
Klick Health	Unitranche DDTL	S+	5.00%	9.08%	11/5/2032	Media: Advertising, Printing & Publishing	480,000	—
Midwest Eye Services	1st Lien DDTL	S+	4.50%	8.58%	8/20/2027	Healthcare & Pharmaceuticals	463,333	1,576,000
Aprio	1st Lien DDTL	S+	4.75%	8.83%	8/1/2031	Services: Business	458,538	500,000
Prosperity Partners	1st Lien DDTL	S+	4.75%	8.83%	8/17/2033	Banking, Finance, Insurance & Real Estate	458,333	—
Sequel Ortho (fka OrthoNebraska)	Unitranche Revolver	S+	5.00%	9.08%	7/31/2028	Healthcare & Pharmaceuticals	409,076	481,266
MediaRadar	Unitranche Revolver	S+	4.75%	8.83%	9/17/2029	Media: Advertising, Printing & Publishing	406,737	337,010
Prime Pensions	Unitranche Revolver	S+	4.75%	8.83%	2/26/2030	Banking, Finance, Insurance & Real Estate	380,952	380,952
Industrial Services Group	Unitranche Revolver	S+	5.75%	9.83%	12/7/2028	Services: Business	380,952	228,571
Miller Environmental	1st Lien Revolver	S+	4.75%	8.83%	9/10/2031	Environmental Industries	373,654	400,916
Centre Technologies	1st Lien DDTL	S+	4.75%	8.83%	6/22/2033	Services: Business	368,750	—
InnovateMR	1st Lien Revolver	S+	6.00%	10.08%	1/20/2028	Services: Business	365,388	365,388
Steward Partners	1st Lien Revolver	S+	4.75%	8.83%	8/15/2033	Banking, Finance, Insurance & Real Estate	352,941	—
Kept Companies	1st Lien Revolver	S+	5.25%	9.33%	4/30/2029	Services: Business	348,645	475,425
Engine & Transmission Exchange	1st Lien Revolver	S+	5.00%	9.08%	5/29/2029	Automotive	342,052	513,078
Heartland	1st Lien DDTL	S+	4.75%	8.83%	12/12/2029	Services: Business	338,468	338,468
Momentec	1st Lien DDTL	S+	7.00%	11.08%	9/15/2031	Consumer Goods: Non-Durable	331,327	—
Amplix	1st Lien Revolver	S+	4.50%	8.58%	10/18/2029	Services: Business	329,670	329,670
Brown & Root	1st Lien Revolver	S+	5.00%	9.08%	10/3/2030	Construction & Building	326,335	192,857
Midwest Eye Services	1st Lien Revolver	S+	4.50%	8.58%	8/20/2027	Healthcare & Pharmaceuticals	322,034	322,034
Trystar	1st Lien DDTL	S+	4.25%	8.33%	8/6/2031	Capital Equipment	312,500	—
Allied Power Group	Unitranche DDTL	S+	5.00%	9.08%	5/16/2030	Energy: Oil & Gas	310,559	—
Lindsay Precast	1st Lien DDTL	S+	4.75%	8.83%	12/16/2032	Construction & Building	310,345	310,345
Eide Bailly	1st Lien DDTL	S+	5.00%	9.08%	7/29/2033	Services: Business	300,000	—
Centroid	1st Lien DDTL	S+	5.00%	9.08%	7/10/2033	Services: Business	291,667	—
AIS Healthcare	1st Lien DDTL	S+	5.00%	9.08%	6/4/2032	Healthcare & Pharmaceuticals	291,262	—
Lindsay Precast	1st Lien Revolver	S+	4.75%	8.83%	12/16/2032	Construction & Building	284,483	284,483
Sunbelt Solomon	1st Lien DDTL	S+	5.00%	9.08%	8/24/2033	Capital Equipment	280,899	—
Specialized Dental	1st Lien DDTL	S+	4.50%	8.58%	11/1/2028	Healthcare & Pharmaceuticals	280,374	280,374
Beacon Communications	1st Lien DDTL	S+	4.75%	8.83%	4/2/2032	Services: Business	277,778	—
Beta+	1st Lien Revolver	S+	4.25%	8.33%	4/1/2029	Banking, Finance, Insurance & Real Estate	276,289	193,402
A1 Garage Door	Unitranche Revolver	S+	4.50%	8.58%	12/22/2028	Construction & Building	275,482	275,482
Western Botanicals	1st Lien DDTL	S+	5.00%	9.08%	2/3/2032	Beverage, Food & Tobacco	273,438	—

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	September 30, 2026	December 31, 2025
Trystar	1st Lien Revolver	S+	4.25%	8.33%	8/6/2031	Capital Equipment	$272,724	$272,724
Eagle Fire	1st Lien DDTL	S+	4.25%	8.33%	7/15/2032	Services: Business	272,642	314,949
CCG	Unitranche Revolver	S+	4.50%	8.58%	12/30/2032	Services: Business	270,758	270,758
Dane Street	1st Lien DDTL	S+	4.50%	8.58%	3/28/2033	Healthcare & Pharmaceuticals	270,000	—
GRVTY	1st Lien Revolver	S+	4.75%	8.83%	5/28/2033	Aerospace & Defense	258,621	—
Quantive Intelligence	1st Lien DDTL	S+	5.00%	9.08%	7/1/2032	Healthcare & Pharmaceuticals	258,621	—
Aprio	1st Lien Revolver	S+	4.75%	8.83%	8/1/2031	Services: Business	249,682	249,682
MatrixCare	1st Lien DDTL	S+	4.75%	8.83%	6/30/2033	Healthcare & Pharmaceuticals	243,132	—
Super-Sod	1st Lien Revolver	S+	4.75%	8.83%	3/10/2032	Services: Consumer	242,424	—
Hicks Lightning	1st Lien Revolver	S+	5.00%	9.08%	8/12/2033	Construction & Building	240,741	—
Embark	1st Lien DDTL	S+	4.50%	8.58%	9/2/2032	Services: Business	240,000	800,000
Hissho Sushi	Unitranche Revolver	S+	4.75%	8.83%	5/18/2029	Beverage, Food & Tobacco	238,095	238,095
Sunbelt Solomon	1st Lien Revolver	S+	5.00%	9.08%	8/24/2033	Capital Equipment	232,584	—
Voeller	1st Lien DDTL	S+	4.75%	8.83%	11/25/2032	Construction & Building	232,558	232,558
Denali Water Solutions	1st Lien Revolver	S+	5.50%	9.58%	11/19/2032	Environmental Industries	230,769	196,154
Rover	1st Lien DDTL	S+	4.75%	8.83%	2/27/2031	Services: Consumer	229,500	376,500
Blue Cloud	1st Lien Revolver	S+	4.75%	8.83%	1/21/2031	Healthcare & Pharmaceuticals	227,273	68,182
Vertellus	1st Lien Revolver	S+	5.75%	9.83%	1/2/2029	Chemicals, Plastics & Rubber	226,233	284,028
Options IT	1st Lien DDTL	S+	4.50%	8.58%	9/30/2031	High Tech Industries	220,684	256,410
RevHealth	Unitranche Revolver	S+	2.50%	6.58%	7/21/2028	Healthcare & Pharmaceuticals	218,322	333,904
GoldenSource	Unitranche Revolver	S+	5.00%	9.08%	5/12/2028	Services: Business	215,962	215,962
PayByPhone	Unitranche DDTL	S+	4.75%	8.83%	3/31/2033	High Tech Industries	205,128	—
Eide Bailly	1st Lien Revolver	S+	5.00%	9.08%	7/29/2033	Services: Business	200,000	—
Dragonfly Health	1st Lien DDTL	S+	4.75%	8.83%	7/17/2033	Healthcare & Pharmaceuticals	192,308	—
Dragonfly Health	1st Lien Revolver	S+	4.75%	8.83%	7/17/2033	Healthcare & Pharmaceuticals	192,308	—
80/20	Unitranche DDTL	S+	4.50%	8.58%	12/13/2032	Capital Equipment	190,476	190,476
Vessco	Unitranche DDTL	S+	4.25%	8.33%	7/24/2031	Utilities: Water	187,589	225,623
O6 Environmental	1st Lien DDTL	S+	4.50%	8.58%	8/5/2032	Environmental Industries	185,476	185,476
Levata	1st Lien DDTL	S+	5.00%	9.08%	12/21/2027	Services: Business	184,075	184,075
EPIC Insurance	Unitranche Revolver	S+	4.50%	8.58%	9/29/2028	Banking, Finance, Insurance & Real Estate	183,011	179,699
Secretariat	1st Lien DDTL	S+	4.00%	8.08%	2/28/2032	Services: Business	180,723	180,723
Embark	1st Lien Revolver	S+	4.50%	8.58%	9/2/2032	Services: Business	176,000	192,000
Centroid	1st Lien Revolver	S+	5.00%	9.08%	7/8/2033	Services: Business	175,000	—
USG Water	1st Lien DDTL	S+	4.75%	8.83%	5/29/2031	Utilities: Water	172,414	—
Ascend	1st Lien Revolver	S+	4.50%	8.58%	8/11/2031	Services: Business	171,821	171,821
Ivy Rehab	1st Lien Revolver	S+	4.75%	8.83%	4/21/2028	Healthcare & Pharmaceuticals	168,350	131,650
Aurora Energy Research	Unitranche DDTL	S+	4.75%	8.83%	9/8/2032	Services: Business	166,667	166,667
VaxCare	Unitranche Revolver	S+	4.50%	8.58%	6/17/2032	Healthcare & Pharmaceuticals	166,667	166,667
Gallo Mechanical	1st Lien Revolver	S+	4.75%	8.83%	8/2/2032	Services: Business	166,034	253,934
Clearway	1st Lien DDTL	S+	5.50%	9.58%	8/30/2030	Healthcare & Pharmaceuticals	162,837	226,837
O6 Environmental	1st Lien Revolver	S+	4.50%	8.58%	8/5/2032	Environmental Industries	162,291	162,291
Clearway	1st Lien Revolver	S+	5.50%	9.58%	8/30/2030	Healthcare & Pharmaceuticals	161,933	161,933
Heartland	1st Lien Revolver	S+	4.75%	8.83%	12/12/2029	Services: Business	160,125	252,112
Plaskolite	Unitranche Revolver	S+	7.00%	11.08%	2/7/2030	Capital Equipment	157,795	235,294
Cerity Partners	Unitranche Revolver	S+	4.50%	8.58%	7/28/2028	Banking, Finance, Insurance & Real Estate	154,265	240,860
VC3	Unitranche Revolver	S+	5.00%	9.08%	3/12/2029	Services: Business	153,846	107,692
Crowe	1st Lien DDTL	S+	5.50%	9.58%	8/7/2033	Services: Business	153,846	—
AGS Health	Unitranche DDTL	S+	4.25%	8.33%	8/2/2032	Healthcare & Pharmaceuticals	151,520	151,520
Super-Sod	1st Lien DDTL	S+	4.75%	8.83%	3/10/2032	Services: Consumer	151,515	—
Rover	1st Lien Revolver	S+	4.75%	8.83%	2/27/2031	Services: Consumer	150,000	150,000
Shrieve	Unitranche Revolver	S+	6.00%	10.08%	10/30/2030	Chemicals, Plastics & Rubber	147,694	147,694
Voeller	1st Lien Revolver	S+	4.75%	8.83%	11/25/2032	Construction & Building	147,287	186,047
Apex Service Partners	Unitranche Revolver	S+	5.00%	9.08%	10/24/2029	Services: Consumer	146,129	107,800
Vortex Companies	1st Lien Revolver	S+	5.00%	9.08%	9/4/2029	Services: Business	143,778	235,518
Creation Technologies	1st Lien DDTL	S+	5.25%	9.33%	9/4/2033	Services: Business	142,857	—
Relevate Health	1st Lien DDTL	S+	4.75%	8.83%	8/5/2032	Healthcare & Pharmaceuticals	142,857	—
OB Hospitalist Group	1st Lien Revolver	S+	5.50%	9.58%	1/31/2031	Healthcare & Pharmaceuticals	142,560	—

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	September 30, 2026	December 31, 2025
Scruggs Companies	1st Lien DDTL	S+	5.00%	9.08%	4/23/2032	Utilities: Water	$140,449	$—
Inhabit	1st Lien DDTL	S+	4.50%	8.58%	1/12/2032	High Tech Industries	138,889	138,889
USG Water	1st Lien Revolver	S+	4.75%	8.83%	5/29/2031	Utilities: Water	137,931	—
Ned Stevens 2022-2	Unitranche DDTL	S+	5.00%	9.08%	11/1/2029	Services: Consumer	134,406	708,787
Creation Technologies	1st Lien Revolver	S+	5.25%	9.33%	9/4/2031	Services: Business	134,286	—
Insight Global	Unitranche Revolver	S+	5.00%	9.08%	9/22/2028	Services: Business	134,178	134,178
Tank Holding	Unitranche Revolver	S+	5.75%	9.83%	3/31/2028	Capital Equipment	132,923	147,692
Aptive Environmental	1st Lien Revolver	S+	4.75%	8.83%	10/15/2032	Services: Consumer	130,233	155,039
Bearing Distributors	1st Lien DDTL	S+	5.25%	9.33%	7/31/2032	Automotive	129,310	—
Americhem	1st Lien DDTL	S+	4.50%	8.58%	3/1/2032	Chemicals, Plastics & Rubber	128,571	128,571
PayByPhone	Unitranche Revolver	S+	4.75%	8.83%	3/31/2033	High Tech Industries	128,205	—
80/20	Unitranche Revolver	S+	4.50%	8.58%	12/13/2032	Capital Equipment	126,984	126,984
Eagle Fire	1st Lien Revolver	S+	4.50%	8.58%	7/15/2032	Services: Business	125,000	134,615
SupplyHouse	1st Lien Revolver	S+	4.00%	8.08%	7/1/2032	Capital Equipment	125,000	125,000
Dane Street	1st Lien Revolver	S+	4.50%	8.58%	3/28/2033	Healthcare & Pharmaceuticals	125,000	—
Ivy Rehab	1st Lien DDTL	S+	5.00%	9.08%	4/23/2029	Healthcare & Pharmaceuticals	124,333	349,000
Lexitas	Unitranche DDTL	S+	5.00%	9.08%	4/15/2031	Services: Business	124,297	144,947
Electric Power Engineers	1st Lien DDTL	S+	4.50%	8.58%	12/31/2031	Construction & Building	123,810	238,095
Whitcraft	1st Lien Revolver	S+	5.00%	9.08%	9/30/2031	Aerospace & Defense	123,214	267,857
Gallo Mechanical	1st Lien DDTL	S+	4.75%	8.83%	8/2/2032	Services: Business	112,317	195,334
APT Healthcare	Unitranche DDTL	S+	4.50%	8.58%	9/30/2031	Healthcare & Pharmaceuticals	111,111	111,111
APT Healthcare	Unitranche Revolver	S+	4.50%	8.58%	9/30/2031	Healthcare & Pharmaceuticals	111,111	111,111
Beacon Communications	1st Lien Revolver	S+	4.75%	8.83%	4/2/2032	Services: Business	111,111	—
Hicks Lightning	1st Lien DDTL	S+	5.00%	9.08%	8/12/2033	Construction & Building	111,111	—
Spectrum Control	1st Lien DDTL	S+	5.50%	9.58%	6/3/2033	Aerospace & Defense	108,700	—
Spectrum Control	1st Lien Revolver	S+	5.50%	9.58%	6/3/2033	Aerospace & Defense	108,700	—
RailPros	Unitranche DDTL	S+	4.25%	8.33%	5/24/2032	Construction & Building	107,692	153,846
Dun & Bradstreet	Unitranche Revolver	S+	5.50%	9.58%	8/26/2032	Services: Business	105,000	150,000
TRG	1st Lien Revolver	S+	4.25%	8.33%	1/5/2032	Capital Equipment	105,000	—
Vector Power	1st Lien DDTL	S+	4.75%	8.83%	8/21/2032	Energy: Electricity	104,167	—
Engage fi	1st Lien DDTL	S+	4.75%	8.83%	8/18/2033	Services: Business	101,010	—
Tronair	1st Lien Revolver	S+	3.75%	7.83%	12/22/2032	Aerospace & Defense	100,000	100,000
MatrixCare	1st Lien Revolver	S+	4.75%	8.83%	6/30/2033	Healthcare & Pharmaceuticals	97,253	—
Associated Springs	1st Lien Revolver	S+	4.75%	8.83%	4/4/2030	Capital Equipment	94,406	94,406
FMG Suite	Unitranche DDTL	S+	4.50%	8.58%	9/9/2032	Services: Consumer	94,340	94,340
Centre Technologies	1st Lien Revolver	S+	4.75%	8.83%	6/22/2033	Services: Business	93,750	—
Modern Wealth	1st Lien DDTL	S+	5.25%	9.33%	8/29/2032	Banking, Finance, Insurance & Real Estate	93,333	—
AI Fire & Safety	Unitranche DDTL	S+	4.50%	8.58%	2/2/2032	Services: Business	93,309	174,632
Precision Concepts	Unitranche Revolver	S+	4.75%	8.83%	8/2/2032	Containers, Packaging & Glass	91,924	105,004
Americhem	1st Lien Revolver	S+	4.50%	8.58%	3/1/2032	Chemicals, Plastics & Rubber	90,909	90,909
AI Fire & Safety	Unitranche Revolver	S+	4.50%	8.58%	2/2/2032	Services: Business	89,820	89,820
Options IT	1st Lien Revolver	S+	4.50%	8.58%	3/31/2031	High Tech Industries	89,350	65,225
PlayPower	Unitranche Revolver	S+	5.50%	9.58%	10/29/2030	Construction & Building	88,410	106,092
Inhabit	Unitranche Revolver	S+	4.50%	8.58%	1/12/2032	High Tech Industries	87,715	87,715
OptionMetrics	1st Lien Revolver	S+	5.25%	9.33%	8/4/2032	Services: Business	86,957	—
Cirtec Medical	1st Lien Revolver	S+	5.00%	9.08%	10/31/2028	Healthcare & Pharmaceuticals	86,111	116,667
AGS Health	Unitranche DDTL	S+	4.25%	8.33%	8/2/2032	Healthcare & Pharmaceuticals	83,340	83,340
Avalon	1st Lien Revolver	S+	4.50%	8.58%	12/31/2031	Healthcare & Pharmaceuticals	83,333	83,333

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	September 30, 2026	December 31, 2025
Trystar	1st Lien Revolver	S+	4.25%	8.33%	8/6/2031	Capital Equipment	$83,333	$—
Prosperity Partners	1st Lien Revolver	S+	4.75%	8.83%	8/17/2033	Banking, Finance, Insurance & Real Estate	83,333	—
Leaf Home	1st Lien Revolver	S+	5.25%	9.33%	9/4/2031	Construction & Building	83,250	99,000
Industrial Electric Manufacturing	1st Lien DDTL	S+	4.75%	8.83%	12/3/2031	Capital Equipment	81,226	81,226
RailPros	Unitranche Revolver	S+	4.25%	8.33%	5/24/2032	Construction & Building	80,666	80,666
Aptive Environmental	1st Lien DDTL	S+	4.75%	8.83%	10/15/2032	Services: Consumer	77,519	77,519
Crowe	1st Lien Revolver	S+	5.50%	9.58%	8/7/2032	Services: Business	76,923	—
Pegasus	1st Lien DDTL	S+	4.75%	8.83%	1/19/2031	Capital Equipment	76,567	85,789
NewEdge	1st Lien DDTL	S+	5.00%	9.08%	8/7/2033	Banking, Finance, Insurance & Real Estate	76,339	—
AIA Contract	1st Lien Revolver	S+	4.75%	8.83%	7/2/2031	Services: Business	75,758	75,758
Carlisle Foodservice	1st Lien Revolver	S+	5.00%	9.08%	10/2/2029	Wholesale	75,204	75,204
Corestream	1st Lien Revolver	S+	5.00%	9.08%	6/30/2033	Services: Business	75,150	—
Burke Porter Group	1st Lien Revolver	S+	6.00%	10.08%	1/29/2029	Capital Equipment	73,333	98,809
Radwell	Unitranche Revolver	S+	4.75%	8.83%	4/1/2030	Capital Equipment	71,998	66,665
Relevate Health	1st Lien Revolver	S+	4.75%	8.83%	8/5/2032	Healthcare & Pharmaceuticals	71,429	—
Health Management Associates	1st Lien Revolver	S+	5.25%	9.33%	3/30/2029	Services: Business	71,048	71,048
AIS Healthcare	1st Lien Revolver	S+	5.00%	9.08%	6/4/2032	Healthcare & Pharmaceuticals	67,961	—
Vector Power	1st Lien Revolver	S+	4.75%	8.83%	8/21/2032	Energy: Electricity	62,500	—
Electric Power Engineers	1st Lien Revolver	S+	4.50%	8.58%	12/31/2031	Construction & Building	58,065	96,774
Lexitas	Unitranche Revolver	S+	5.00%	9.08%	4/15/2031	Services: Business	57,274	57,274
FMG Suite	Unitranche Revolver	S+	4.50%	8.58%	9/9/2032	Services: Consumer	56,604	56,604
Argano	1st Lien Revolver	S+	5.50%	9.58%	9/13/2029	Services: Business	55,647	55,647
Aurora Energy Research	Unitranche Revolver	S+	4.75%	8.83%	9/8/2032	Services: Business	55,556	55,556
MB2 Dental	Unitranche Revolver	S+	5.50%	9.58%	2/13/2031	Healthcare & Pharmaceuticals	54,144	54,813
AGS Health	Unitranche Term Loan	S+	4.25%	8.33%	8/2/2032	Healthcare & Pharmaceuticals	53,040	—
Frazier & Deeter	1st Lien Revolver	S+	4.50%	8.58%	5/2/2031	Services: Business	52,941	88,235
Nvision	1st Lien Revolver	S+	5.50%	9.58%	12/31/2028	Healthcare & Pharmaceuticals	52,803	85,071
Quantive Intelligence	1st Lien Revolver	S+	5.00%	9.08%	7/1/2032	Healthcare & Pharmaceuticals	51,724	—
Steampunk	1st Lien Revolver	S+	5.25%	9.33%	9/15/2031	High Tech Industries	50,725	—
Scruggs Companies	1st Lien Revolver	S+	5.00%	9.08%	4/23/2032	Utilities: Water	50,562	—
Engage fi	1st Lien Revolver	S+	4.75%	8.83%	8/18/2033	Services: Business	50,505	—
Trace3	Unitranche DDTL	S+	4.00%	8.08%	10/29/2032	Services: Business	47,619	47,619
Industrial Physics	1st Lien Revolver	S+	0.00%	10.33%	7/19/2029	Containers, Packaging & Glass	47,414	47,414
Specialized Dental	1st Lien Revolver	S+	4.50%	8.58%	11/1/2028	Healthcare & Pharmaceuticals	46,729	46,729
Frazier & Deeter	1st Lien Revolver	S+	4.75%	8.83%	5/2/2031	Services: Business	46,053	—
Healthcare Linen Service Group	Unitranche Revolver	S+	4.75%	8.83%	2/2/2033	Healthcare & Pharmaceuticals	44,776	—
NewEdge	1st Lien Revolver	S+	5.00%	9.08%	8/7/2033	Banking, Finance, Insurance & Real Estate	44,643	—
Vessco	Unitranche Revolver	S+	4.25%	8.33%	7/24/2031	Utilities: Water	42,308	42,308
Keter Environmental Services	Unitranche Revolver	S+	5.25%	9.33%	10/29/2027	Environmental Industries	41,990	49,096
Bearing Distributors	1st Lien Revolver	S+	5.25%	9.33%	7/31/2032	Automotive	41,361	—
Liberty Group	Unitranche Revolver	S+	5.75%	9.83%	12/15/2028	Services: Business	38,636	147,727
Nvision	1st Lien DDTL	S+	5.50%	9.58%	12/31/2028	Healthcare & Pharmaceuticals	34,665	34,665
Encore	1st Lien Revolver	S+	5.00%	9.08%	12/5/2029	Hotels, Gaming & Leisure	33,044	54,709
LightBox	1st Lien Revolver	S+	5.00%	9.08%	1/13/2030	High Tech Industries	32,960	32,960
AGS Health	Unitranche Revolver	S+	4.25%	8.33%	8/2/2032	Healthcare & Pharmaceuticals	30,300	30,300
Bearing Distributors	1st Lien Revolver	S+	5.25%	9.33%	7/31/2032	Automotive	28,302	—
Ohio Transmission	Unitranche Revolver	S+	5.75%	9.83%	12/19/2029	Capital Equipment	27,733	20,800
Mitratech	Unitranche DDTL	S+	4.75%	8.83%	12/2/2031	Services: Business	22,936	22,936

Investment	Investment Type	Index (^)	Spread	Interest Rate	Maturity	Industry	September 30, 2026	December 31, 2025
Western Botanicals	1st Lien Revolver	S+	4.50%	8.58%	2/3/2032	Beverage, Food & Tobacco	21,140	—
Mitratech	Unitranche Revolver	S+	4.75%	8.83%	12/2/2031	Services: Business	18,349	18,349
R. F. Fager	1st Lien Revolver	S+	5.00%	9.08%	3/4/2030	Services: Consumer	9,490	49,033
Healthcare Linen Service Group	Unitranche DDTL	S+	4.75%	8.83%	2/2/2033	Healthcare & Pharmaceuticals	7,910	—
Western Dental	1st Lien DDTL	S+	2.50%	6.58%	1/28/2032	Healthcare & Pharmaceuticals	7,815	—
R. F. Fager	1st Lien DDTL	S+	5.00%	9.08%	3/4/2030	Services: Consumer	7,139	83,515
FLS Transportation	1st Lien Revolver	S+	5.25%	9.33%	12/15/2028	Transportation: Cargo	1,111	1,111
insightsoftware	Unitranche Revolver	S+	5.25%	9.33%	5/25/2028	High Tech Industries	94	82,451
Nvision	1st Lien DDTL	S+	5.50%	9.58%	12/31/2028	Healthcare & Pharmaceuticals	—	817,121
Miller Environmental	1st Lien DDTL	S+	4.75%	8.83%	9/10/2031	Environmental Industries	—	726,316
Trystar	1st Lien DDTL	S+	4.25%	8.33%	8/6/2031	Capital Equipment	—	411,993
Steward Partners	1st Lien DDTL	S+	5.00%	9.08%	10/14/2028	Banking, Finance, Insurance & Real Estate	—	388,667
EPIC Insurance	Unitranche DDTL	S+	4.50%	8.58%	9/29/2028	Banking, Finance, Insurance & Real Estate	—	353,029
Aprio	1st Lien DDTL	S+	4.75%	8.83%	8/1/2031	Services: Business	—	343,877
Associated Springs	1st Lien DDTL	S+	4.75%	8.83%	4/4/2030	Capital Equipment	—	325,758
Kenco	1st Lien DDTL	S+	4.25%	8.33%	11/15/2029	Transportation: Cargo	—	319,523
Kept Companies	1st Lien DDTL	S+	5.25%	9.33%	4/30/2029	Services: Business	—	229,903
EyeSouth Partners	Unitranche DDTL	S+	5.50%	9.58%	10/5/2029	Healthcare & Pharmaceuticals	—	208,323
MB2 Dental	Unitranche DDTL	S+	5.50%	9.58%	2/13/2031	Healthcare & Pharmaceuticals	—	160,428
Capital Consultants Management	Unitranche DDTL	S+	5.00%	9.08%	11/3/2031	Services: Business	—	157,746
Steward Partners	1st Lien Revolver	S+	4.75%	8.83%	10/14/2028	Banking, Finance, Insurance & Real Estate	—	125,000
Apex Service Partners	Unitranche DDTL	S+	5.00%	9.08%	10/24/2030	Services: Consumer	—	116,393
Micro Merchant Systems	Unitranche Revolver	S+	4.50%	8.58%	12/14/2027	Healthcare & Pharmaceuticals	—	111,111
Augusta Sportswear	1st Lien Revolver	S+	7.00%	11.08%	11/21/2028	Consumer Goods: Non-Durable	—	103,887
insightsoftware	Unitranche DDTL	S+	5.25%	9.33%	5/25/2028	High Tech Industries	—	103,333
USALCO	1st Lien DDTL	S+	3.50%	7.58%	9/30/2031	Chemicals, Plastics & Rubber	—	103,030
Alliance Environmental Group	1st Lien Revolver	S+	0.00%	4.08%	12/30/2028	Environmental Industries	—	102,649
Frazier & Deeter	1st Lien DDTL	S+	4.50%	8.58%	5/3/2032	Services: Business	—	86,765
Discovery Education	Unitranche Revolver	S+	5.75%	9.83%	4/9/2029	Services: Business	—	76,923
Alliance Environmental Group	1st Lien Revolver	S+	0.00%	4.08%	12/30/2028	Environmental Industries	—	66,225
AGS Health	Unitranche Revolver	S+	4.25%	8.33%	8/2/2032	Healthcare & Pharmaceuticals	—	53,040
S&P Engineering Solutions	1st Lien Revolver	S+	5.00%	9.08%	5/2/2029	Services: Business	—	49,020
Ohio Transmission	Unitranche DDTL	S+	5.75%	9.83%	12/19/2030	Capital Equipment	—	40,329
Vensure	1st Lien DDTL	S+	5.00%	9.08%	9/27/2031	Services: Business	—	31,253
Ascend	1st Lien DDTL	S+	4.50%	8.58%	8/11/2031	Services: Business	—	25,773
United Comfort Group (fka United Air Temp)	1st Lien Revolver	S+	5.50%	9.58%	3/28/2030	Services: Consumer	—	14,756
Frazier & Deeter	1st Lien DDTL	S+	4.50%	8.58%	5/3/2032	Services: Business	—	—
TRG	Unitranche DDTL	S+	4.25%	8.33%	1/5/2032	Capital Equipment	—	—
Modern Wealth	1st Lien DDTL	S+	5.25%	9.33%	8/29/2032	Banking, Finance, Insurance & Real Estate	—	—

							$41,926,626	$35,365,597

Unfunded commitments represent all amounts unfunded as of September 30, 2026 and December 31, 2025. These amounts may or may not be funded to the borrowing party now or in the future.

Note 10. Financial Highlights

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Per Share Data:
Net asset value, beginning of period	$8.71	$9.01	$8.90	$9.07
Net investment income(a)	0.16	0.18	0.48	0.54
Net realized gain (loss) on investments and change in unrealized depreciation on investments(a)(b)	(0.02)	(0.05)	(0.20)	(0.12)
Net increase in net assets resulting from operations	$0.14	$0.13	$0.28	$0.42
Effect of equity capital activity
Distributions to stockholders from net investment income(a)	(0.16)	(0.19)	(0.49)	(0.54)
Distributions to stockholders from return of capital(a)	(0.00)	(0.00)	(0.00)	(0.00)
Net asset value at end of period	$8.69	$8.95	$8.69	$8.95
Total return(c) (g)	1.60%	1.32%	3.18%	4.69%
Shares of common stock outstanding at end of period	47,020,478	47,020,464	47,020,478	47,020,464
Consolidated Statement of Assets and Liabilities Data:
Net assets at end of period	$408,675,207	$420,957,222	$408,675,207	$420,957,222
Average net assets(d)	409,189,740	422,593,103	412,468,487	424,097,341
Ratio/Supplemental Data:
Ratio of gross expenses before incentive fees to average net assets - annualized(e)	1.29%	1.39%	1.38%	1.40%
Ratio of gross expenses after incentive fees to average net assets - annualized(e)	2.43%	2.62%	2.57%	2.65%
Ratio of net expenses to average net assets - annualized(f)	1.30%	1.35%	1.41%	1.43%
Ratio of net investment income to average net assets - annualized	7.20%	7.90%	7.40%	7.93%
Portfolio turnover(g)	10.71%	5.33%	17.80%	16.49%

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

Note 12. Subsequent Events

The Company has evaluated subsequent events through November 12, 2026, the date of which the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded there are no material items that warrant disclosure. Subsequent to September 30, 2026 and through November 12, 2026, the Company invested $9,725,871 at cost in 49 different portfolio companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, except where the context suggests otherwise, the terms "we", "us", "our" and the “Company” refer to Audax Credit BDC Inc. The information contained in this section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements appearing elsewhere in this quarterly report.

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

PORTFOLIO COMPOSITION AND INVESTMENT ACTIVITY

Portfolio Composition

The fair value of our investments, comprised of syndicated loans and equity, as of September 30, 2026, was approximately $390,800,695 and held in 268 portfolio companies as of September 30, 2026. The fair value of our investments, comprised of syndicated loans and equity, as of December 31, 2025, was approximately $407,509,401, and we held investments in 268 portfolio companies as of December 31, 2025.

During the nine months ended September 30, 2026, we invested in 126 new syndicated investments for a combined $49,613,555 and in existing investments for a combined $14,670,793. We also received $45,178,010 in repayments from investments and $27,811,671 from investments sold during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we invested in 99 new syndicated investments for a combined $49,413,377 and in existing investments for a combined $17,536,463. We also received $68,280,167 in repayments from investments and $2,406,278 from investments sold during the nine months ended September 30, 2025.

In addition, for the three and nine months ended September 30, 2026, we had a change in unrealized appreciation (depreciation) of approximately $2,545,171 and $5,618,281, respectively, and realized gains (losses) of $(3,219,146) and $(4,047,791), respectively. For the three and nine months ended September 30, 2025, we had a change in unrealized depreciation of approximately $255,865 and $3,557,685, respectively, and realized gains (losses) of $(2,214,146) and $(1,904,291), respectively.

Our investment activity for the nine months ended September 30, 2026 and 2025, is presented below:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning investment portfolio, at fair value	$407,509,401	$410,031,275
Investments in new portfolio investments	49,613,555	49,413,377
Investments in existing portfolio investments	14,670,793	17,536,463
Principal repayments	(45,178,010)	(68,280,167)
Proceeds from investments sold	(27,811,671)	(2,406,278)
Change in premiums, discounts and amortization	1,662,699	1,606,382
Net change in unrealized depreciation on investments	(5,618,281)	(3,557,685)
Realized loss on investments	(4,047,791)	(1,904,291)
Ending portfolio investment activity, at fair value	$390,800,695	$402,439,076
Number of portfolio investments	354	315
Average investment amount, at cost	$1,156,138	$1,310,918
Percentage of investments at floating rates	100.00%	100.00%

As of September 30, 2026 and December 31, 2025, our entire portfolio consisted of non-controlled/non-affiliated investments.

RECENT DEVELOPMENTS

Subsequent to September 30, 2026 through November 12, 2026, the Company invested $9,725,871 at cost in 49 different portfolio companies. As previously disclosed, on November 4, 2026, the Board of Directors appointed (i) Kris Corbett as Chief Financial Officer and Treasurer of the Company and (ii) Grant Bokerman as interim Chief Compliance Officer of the Company, in each case effective as of the close of business on November 4, 2026.

RESULTS OF OPERATIONS

The net increase or decrease in net assets from operations may vary substantially from period to period as a result of various factors, including the recognition of realized gains and/or losses and net change in unrealized appreciation and depreciation.

Revenue

Total investment income for the three and nine months ended September 30, 2026 and 2025 is presented in the table below.

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total interest income from non-controlled/non-affiliated investments	$8,698,196	$9,773,935	$26,994,283	$29,492,633
Total interest on cash	15,791	46,897	34,225	153,991
Total fee income	54,342	29,426	108,840	68,544
Total investment income	$8,768,329	$9,850,258	$27,137,348	$29,715,168

Total investment income for the three months ended September 30, 2026 decreased to $8,768,329 from $9,850,258 for the three months ended September 30, 2025, and was primarily driven by a decrease in interest rate spreads over the period. As of September 30, 2026 and 2025, the size of our debt portfolio was $397,123,473 and $406,107,273 at amortized cost, respectively, with total debt principal amount outstanding of $401,164,222 and $410,827,303, respectively.

Expenses

Total expenses net of waivers for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Base management fee(a)	$1,031,282	$1,072,534	$3,129,952	$3,222,365
Incentive fee(a)	1,169,432	1,311,584	3,596,740	3,961,738
Professional fees	104,125	174,764	523,284	497,138
Directors' fees	45,264	68,250	138,354	209,250
Administrative fee(a)	66,250	66,250	198,750	198,750
Other expenses	86,828	100,662	266,303	306,028
Total expenses	2,503,181	2,794,044	7,853,383	8,395,269
Base management fee waivers(a)	(360,949)	(375,387)	(1,095,483)	(1,127,828)
Incentive fee waivers(a)	(799,326)	(985,739)	(2,446,424)	(2,720,021)
Total expenses, net of waivers	$1,342,906	$1,432,918	$4,311,476	$4,547,420

(a)
Refer to Note 4-Related Party Transactions within the consolidated financial statements for a description of the relevant fees.

The decrease in base management fees before waivers for the three months ended September 30, 2026 in comparison to the three months ended September 30, 2025 was driven by our decreasing average gross assets balance. For the three months ended September 30, 2026 and 2025, we accrued gross base management fees before waivers of $1,031,282 and $1,072,534, respectively. Offsetting those fees, we recognized base management fee waivers of $360,949 and $375,387 for three months ended September 30, 2026 and 2025, respectively.

The decrease in base management fees before waivers for the nine months ended September 30, 2026 in comparison to the nine months ended September 30, 2025 was driven by our decreasing average gross assets balance. For the nine months ended September 30, 2026 and 2025, we accrued gross base management fees before waivers of $3,129,952 and $3,222,365, respectively. Offsetting those fees, we recognized base management fee waivers of $1,095,483 and $1,127,828 for nine months ended September 30, 2026 and 2025, respectively.

The decrease in incentive fees before waivers for the three months ended September 30, 2026 in comparison to the three months ended September 30, 2025 was driven by our decrease in net investment income. For the three months ended September 30, 2026 and 2025, we accrued incentive fees related to net investment income before waivers of $1,169,432 and $1,311,584, respectively. Offsetting those fees for the three months ended September 30, 2026 and 2025, we recognized incentive fee waivers of $799,326 and $985,739, respectively.

The decrease in incentive fees before waivers for the nine months ended September 30, 2026 in comparison to the nine months ended September 30, 2025 was driven by our decrease in net investment income. For the nine months ended September 30, 2026 and 2025, we accrued incentive fees related to net investment income before waivers of $3,596,740 and $3,961,738, respectively. Offsetting those fees for the nine months ended September 30, 2026 and 2025, we recognized incentive fee waivers of $2,446,424 and $2,720,021, respectively.

Additionally, we accrued $66,250 and $198,750 of administrative fees for each of the three and nine months ended September 30, 2026 and 2025, respectively. Refer to Note 4 — Related Party Transactions in the notes accompanying our consolidated financial statements for more information related to base management fees, incentive fees and waivers.

During the three and nine months ended September 30, 2026, we incurred professional fees of $104,125 and $523,284, respectively, related to audit fees, tax fees, and legal fees. During the three and nine months ended September 30, 2025, we incurred professional fees of $174,764 and $497,138, respectively, related to audit fees, tax fees, and legal fees.

During the three and nine months ended September 30, 2026, we incurred expenses related to fees paid to our independent directors of $45,264 and $138,354, respectively. During the three and nine months ended September 30, 2025, we incurred expenses related to fees paid to our independent directors of $68,250 and $209,250, respectively.

During the three and nine months ended September 30, 2026, we incurred no interest expense in connection with our short-term borrowings. During the three and nine months ended September 30, 2025, we incurred no interest expense in connection with our short-term borrowings. Refer to Note 8 — Borrowings in the notes accompanying our consolidated financial statements for more information related to interest expense.

Realized and Unrealized Gains and Losses

We recognized $(3,219,146) and $(2,214,146) in net realized gains (losses) for the three months ended September 30, 2026 and 2025, respectively. We recognized $(4,047,791) and $(1,904,291) in net realized gains (losses) for the nine months ended September 30, 2026 and 2025, respectively.

Net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2026 and 2025 was as follows:

Type	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
First Lien Debt	$2,946,818	$(1,661,347)	$(1,718,071)	$(3,501,057)
Unitranche Debt	(791,937)	1,837,963	(1,885,362)	(100,459)
Second Lien Debt	(73,533)	(719,944)	(1,808,545)	(695,290)
Equity and Preferred Shares	463,823	287,463	(206,303)	739,121
Net change in unrealized appreciation (depreciation) on investments	$2,545,171	$(255,865)	$(5,618,281)	$(3,557,685)

Net change in unrealized appreciation on investments during the three months ended September 30, 2026 was primarily due to the change in the results and financial position of the portfolio companies. Net change in unrealized depreciation on investments during the three months ended September 30, 2025 was primarily due to the change in the results and financial position of the portfolio companies.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash primarily from the net proceeds of any offering of shares of our Common Stock, from cash flows from interest and fees earned from our investments, and from principal repayments and proceeds from sales of our investments. Our primary use of cash is investments in portfolio companies, payments of our expenses, cash distributions to our stockholders, and repurchases of common stock from our stockholders. As of September 30, 2026 and December 31, 2025, we had cash of $22,279,032 and $12,817,052, respectively.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $32,501,921. The primary operating activities during this period were investments in portfolio companies. The Company invested $49,613,555 in new portfolio investments and $14,670,793 in existing portfolio investments during the nine months ended September 30, 2026. This was offset by repayments of bank loans and sales of investments of $45,178,010 and $27,811,671, respectively. Net cash provided by operating activities for the nine months ended September 30, 2025 was $22,622,833. The primary operating activities during this period were investments in portfolio companies. The Company invested $49,413,377 in new portfolio investments and $17,536,463 in existing portfolio investments during the nine months ended September 30, 2025. This was offset by repayments of bank loans and sales of investments of $68,280,167 and $2,406,278, respectively.

As of September 30, 2026, we had 208 investments with unfunded commitments of $41,926,626. As of December 31, 2025, we had 160 investments with unfunded commitments of $35,365,597. We believe that, as of both September 30, 2026 and December 31, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

The following table summarizes our total portfolio activity during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning investment portfolio	$407,509,401	$410,031,275
Investments in new portfolio investments	49,613,555	49,413,377
Investments in existing portfolio investments	14,670,793	17,536,463
Principal repayments	(45,178,010)	(68,280,167)
Proceeds from sales of investments	(27,811,671)	(2,406,278)
Net change in unrealized depreciation on investments	(5,618,281)	(3,557,685)
Net realized loss on investments	(4,047,791)	(1,904,291)
Net change in premiums, discounts and amortization	1,662,699	1,606,382
Investment Portfolio, at Fair Value	$390,800,695	$402,439,076

Financing Activities

Net cash used in our financing activities for the nine months ended September 30, 2026 was $23,039,941, which consisted of $15,000,000 from issuances of 1,685,393 shares to our stockholders in connections with our capital calls during the period, $15,000,000 in repurchases of 1,685,393 shares to our stockholders in connection with the Tender Offer during the period, and $23,039,941 of distributions paid to our common stockholders during the period. Net cash used in our financing activities for the nine months ended September 30, 2025 was $25,390,955, which consisted of $25,390,955 of distributions paid to our common stockholders during the period.

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

As of September 30, 2026, there were no unfunded capital commitments by the Company’s investors.

The number of shares of our Common Stock issued and outstanding as of September 30, 2026 and December 31, 2025, were 47,020,478 and 47,020,468, respectively.

From time to time, we explore opportunities to expand our investor base and increase our equity capital. However, we can offer no assurance that we will undertake any additional offerings of Common Stock, or if we do so, that such offerings will be successful.

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

We may fund our cash distributions from any sources of funds available, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee waivers from our Adviser. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from an offering. As a result, a portion of the distributions may represent a return of capital for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. We declared distributions of $23,040,031, or $0.49 per share during the nine months ended September 30, 2026. We declared distributions of $25,391,047, or $0.54 per share during the nine months ended September 30, 2025.

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

Related Party Fees

For the three months ended September 30, 2026 and 2025, we recorded base management fees of $1,031,282 and $1,072,534, respectively. Offsetting these fees were waivers to the base management fees of $360,949 and $375,387, respectively, as set forth within the accompanying consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, we recorded base management fees of $3,129,952 and $3,222,365, respectively. Offsetting these fees were waivers to the base management fees of $1,095,483 and $1,127,828, respectively, as set forth within the accompanying consolidated statements of operations.

For the three months ended September 30, 2026 and 2025, we recorded incentive fees of $1,169,432 and $1,311,584, respectively. Offsetting these waivers to the incentive fees of $799,326 and $985,739, respectively, as set forth within the accompanying consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, we recorded incentive fees of $3,596,740 and $3,961,738, respectively. Offsetting these waivers to the incentive fees of $2,446,424 and $2,720,021, respectively, as set forth within the accompanying consolidated statements of operations.

For both the three months ended September 30, 2026 and 2025, we recorded administrative fees of $66,250, as set forth within the accompanying consolidated statements of operations. For both the nine months ended September 30, 2026 and 2025, we recorded administrative fees of $198,750, as set forth within the accompanying consolidated statements of operations.

Fees due to related parties as of September 30, 2026 and December 31, 2025 on our accompanying consolidated statements of assets and liabilities were as follows:

	September 30, 2026	December 31, 2025
Net base management fee due to Adviser	$670,333	$690,247
Net incentive fee due to Adviser	370,106	297,350
Total fees due to Adviser, net of waivers	1,040,439	987,597
Fee due to Administrator	66,250	66,250
Total Related Party Fees Due	$1,106,689	$1,053,847

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

On January 13, 2026, we issued a Tender Offer to repurchase $15,000,000 worth of Common Stock. The Offer expired on February 10, 2026.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. OID, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as fee income.

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

Unfunded commitments to provide funds to portfolio companies are not reflected in our accompanying consolidated statements of assets and liabilities. Our unfunded commitments may be significant from time to time. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. We use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. As of September 30, 2026, we had 208 investments with unfunded commitments of $41,926,626. As of December 31, 2025, we had 160 investments with unfunded commitments of $35,365,597. We believe that, as of September 30, 2026 and December 31, 2025, we had sufficient assets to adequately cover any obligations under our unfunded commitments.

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

Change in interest rates	Increase (decrease) in investment income
Up 300 basis points	12,034,927
Up 200 basis points	8,023,284
Up 100 basis points	4,011,642
Down 100 basis points	(4,011,642)
Down 200 basis points	(8,023,284)
Down 300 basis points	(12,034,927)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Audax Credit BDC Inc.

Date: November 12, 2026	By:	/s/ Michael P. McGonigle
Michael P. McGonigle
Chief Executive Officer

Date: November 12, 2026	By:	/s/ Kris Corbett
Kris Corbett
Chief Financial Officer